Form 10-Q
period 1996-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1996-05-13
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                   March 31,1996
- - -------------------------------------------------------------------------------
Commission file number                33-49946
- - -------------------------------------------------------------------------------

                          REDWOOD MORTGAGE INVESTORS VIII
- - -------------------------------------------------------------------------------
              (exact name of registrant as specified in its charter)

      CALIFORNIA                                              94-3158788
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization)                              Identification No.

             650 El Camino Real, Suite G, Redwood City, CA 94063
- - -------------------------------------------------------------------------------
                 (address of principal executive office)

                             (415) 365-5341
- - -------------------------------------------------------------------------------
            (Registrants telephone number, including area code)

                           NOT APPLICABLE
- - -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      XX                                                   NO
- - -----------------                                             -----------------

     APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY  PROCEEDINGS  DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                       NO                      NOT APPLICABLE           XX
- - ----------                -------------                         ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE



                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1995 (audited)
                         and March 31, 1996 (unaudited)

                                     ASSETS

                                                    Mar. 31, 1996   Dec.31,1995
                                                      (unaudited)     (audited)

Cash ..............................................   $   193,729   $   380,318
                                                       ----------   -----------

Accounts receivable:
   Mortgage loans, secured by deeds of trust ......    13,904,828    12,047,252
   Accrued Interest on Mortgage Loans .............        94,286       113,301
   Advances on Mortgage Loans .....................        25,445         8,431
   Accounts receivable - unsecured ................        72,326        71,316
                                                      -----------   -----------
                                                       14,096,885    12,240,300
   Less Allowance for doubtful accounts .............      42,731        39,152
                                                      -----------   -----------
                                                       14,054,154    12,201,148
                                                       ----------   -----------

Formation loan due from Redwood Home
   Loan Co. ........................................      817,027       775,229
Organization Costs, less accumulated
  amortization of $6,250 and $5,625,
   respectively .....................................       6,250         6,875
Due from related companies ..........................         -0-         3,049
Prepaid Expenses - deferred loan fee ................      16,188        17,718
                                                        ---------   -----------

                                                      $15,087,348   $13,384,337
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS CAPITAL

Liabilities:
  Accounts payable and accrued expenses ............. $    16,585   $     4,010
  Notes payable - bank line of credit ...............   2,871,000     1,910,000
                                                      -----------   -----------
                                                        2,887,585     1,914,010

Partners capital ....................................  12,199,763    11,470,327
                                                      -----------   -----------
                                                      $15,087,348   $13,384,337
                                                       ==========   ===========

See accompanying notes to Financial Statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                              AND 1995 (unaudited)


                                                           3 months     3 months
                                                            ended         ended
                                                           03/31/96     03/31/95
                                                         (unaudited) (unaudited)

Revenues:

  Interest on Mortgage Loans .........................     $344,013     $191,927
  Interest on Bank Deposits ..........................          755        2,621
  Late Charges & Other ...............................          975          247
  Miscellaneous ......................................          200           75
                                                           --------     --------
                                                            345,943      194,870
                                                           --------     --------

Expenses:

  Interest on Note Payable ...........................       42,312          -0-
  Amortization of loan origination fee ...............        2,531          -0-
  General Partner management fees ....................        3,742        2,414
  Amortization of organization costs .................          625          625
  Clerical  costs through Redwood Home
    Loan Co. .........................................        8,259        4,562
  Professional Fees ..................................       10,154        6,799
  Provision for Doubtful Accounts ....................        3,579        5,000
  Printing, supplies & postage .......................           36           87
  Other ..............................................        3,890          385
                                                           --------     --------
                                                             75,128       19,872
                                                           --------     --------

Income before interest credited to partners
  in applicant status ................................      270,815      174,998

Interest credited to partners in applicant
  status .............................................          850        1,324
                                                           --------     --------

Net income ...........................................     $269,965     $173,674
                                                           ========     ========

Net income:  to General Partners (1%) ................     $  2,700     $  1,737
             to Limited Partners (99%) ...............      267,265      171,937
                                                           ========     ========
                                                           $269,965     $173,674
                                                           ========     ========

Net income for $1,000 invested by Limited
  Partner for entire
    period after admission to Partnership:
  - where income is reinvested and compounded ........     $  20.37     $  20.32
                                                           --------     --------
  - where Partner receives income in monthly
     distributions ...................................     $  20.24     $  20.18
                                                           --------     --------

  See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (unaudited)

                                            03/31/96   03/31/95
                                         (unaudited) (unaudited)

Cash flows from operating activities:

Net income: ..............................   $269,965   $173,674
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Amortization of organization costs .....        625        625
  Increases in allowances for doubtful
   accounts ..............................      3,579      5,000
  (Increase) decrease in accrued interest
    and advances .........................      2,001   ( 32,392)
  (Increase) decrease in prepaid expenses
    and other assets .....................      1,530   (  2,536)
  (Increase) decrease in amount due from
    related companies ....................      3,049        -0-
  Increase (decrease) in accounts payable      12,575        -0-
                                              -------    -------

 Net cash provided by operating activities    293,324     144,371
                                              -------     -------

Cash flows from investing activities:

  Net (increase) decrease in mortgage loans(1,857,576)  ( 760,950)
  Net (increase) decrease in formation loan(   41,798)  (  59,132)
  Net (increase) decrease in account
    receivable -unsecured .................(    1,010)        -0-
                                            ---------     -------

    Net cash used in investing activities .(1,900,384)  (  820,082)
                                            ---------    ---------

Cash flows from financing activities:

  Increase in notes payable - Bank .......... 961,000         -0-
  Contributions by partner applicants ....... 634,109     952,109
  Interest credited to partners in applicant
    status ..................................     850       1,324
  Interest withdrawn by partners in applicant
     status .................................(    475)    (   663)
  Partners withdrawals ......................(125,003)    (65,400)
  Early withdrawal penalties, net ...........(    175)        -0-
  Syndication costs incurred ................( 49,835)    (85,839)
                                             ---------    --------

  Net cash provided by financing activities  1,420,471    801,531
                                             ---------    -------

Net increase (decrease) in cash and cash
  equivalents ..............................(  186,589)   125,820
Cash and cash equivalent at the beginning
  of period .................................  380,318    397,176
                                             =========    =======
Cash and cash equivalent balance at the
  end of period ............................$  193,729   $522,996
                                            ==========   ========

See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS CAPITAL
                 FOR THE PERIOD FROM INCEPTION, APRIL 14, 1993,
                 THROUGH DECEMBER 31, 1995 (audited) and for the
                  THREE MONTHS ENDED MARCH 31, 1996 (unaudited)
                                                                                   PARTNERS CAPITAL
                                                      ---------------------------------------------------------------------------
                                                               PARTNERS IN                               UNALLOCATED
                                                                APPLICANT     GENERAL      LIMITED       SYNDICATION
                                                                  STATUS     PARTNERS     PARTNERS          COSTS         TOTAL
                                                             -------------- ----------   ----------    ------------- -------------

Contribution on application ..................................  $2,890,530 $     -0-     $      -0-    $      -0-   $        -0-

Interest credited to Partners in appl status..................       4,641       -0-            -0-           -0-            -0-

Upon admission to Partnership:
   Interest withdrawal .......................................  (    1,956)      -0-            -0-           -0-            -0-
   Transfer to Partners Capital ..............................  (2,764,443)    2,887      2,761,556           -0-      2,764,443

Net income ...................................................         -0-     1,050        103,965           -0-        105,015
Syndication costs incurred ...................................         -0-       -0-           -0-      ( 199,564)     ( 199,564)
Allocation of syndication costs ..............................         -0-    (   92)     (   9,130)        9,222            -0-
Partners withdrawals .........................................         -0-    (  958)     (  46,856)          -0-      (  47,814)
                                                                -----------   -------      --------      ---------     ----------
Balances at December 31, 1993 ................................      128,772    2,887      2,809,535     ( 190,342)     2,622,080

Contribution on application ..................................    4,560,683      -0-            -0-           -0-            -0-

Interest credited to Partners in appl status..................       14,443      -0-            -0-           -0-            -0-

Upon admission to Partnership:
   Interest withdrawn ........................................    (   5,774)     -0-            -0-           -0-            -0-
   Transfer to Partners capital ..............................   (4,508,824)   4,542      4,504,282           -0-      4,508,824

Net income ...................................................         -0-     4,099        405,770           -0-        409,869
Syndication costs incurred ...................................         -0-       -0-           -0-       ( 81,023)     (  81,023)
Allocation of syndication costs ..............................         -0-     ( 347)      ( 34,349)       34,696           -0-
Partners withdrawals .........................................         -0-    (3,444)      (165,814)          -0-      ( 169,258)
                                                                   --------   -------     ----------     ---------    -----------
Balances at December 31, 1994 ................................      189,300    7,737      7,519,424       (236,669)     7,290,492

Contribution on application ..................................    3,634,264      -0-            -0-            -0-           -0-
Interest credited to Partners in appl. status.................       18,908      -0-            -0-            -0-           -0-

Upon admission to Partnership:
   Interest withdrawn ........................................    (   7,673)     -0-            -0-            -0-           -0-
   Transfer to Partners capital ..............................    (3,834,799)  3,588      3,831,211            -0-     3,834,799

Net income ...................................................           -0-   8,368        828,465            -0-       836,833
Syndication costs incurred ...................................           -0-     -0-           -0-        (175,334)    ( 175,334)
Allocation of syndication costs ..............................           -0-  (  859)     (  85,045)        85,904           -0-
Partners withdrawals .........................................           -0-  (7,509)     ( 308,554)          -0-      ( 316,063)
Early withdrawal penalties ...................................           -0-     -0-      (     564)           164     (     400)
                                                                  ----------- -------     ----------     ---------    -----------
Balances at December 31, 1995 ................................           -0-  11,325     11,784,937       (325,935)   11,470,327

Contribution on application ..................................       634,109     -0-            -0-            -0-           -0-
Interest credited to partners in appl status..................           850     -0-            -0-            -0-           -0-
Upon admission to Partnership:
   Interest withdrawn ........................................     (     475)    -0-            -0-            -0-           -0-
   Transfer to Partners capital ..............................     ( 634,484)    -0-        634,484            -0-       634,484

Net income ...................................................           -0-   2,700        267,265            -0-       269,965
Syndication costs incurred ...................................           -0-     -0-           -0-         (49,835)     ( 49,835)
Allocation of syndication costs ..............................           -0-  (  245)     (  24,255)        24,500           -0-

Partners withdrawals .........................................           -0-  (2,455)     ( 122,548)           -0-      (125,033)
Early withdrawal penalties ...................................           -0-     -0-      (     282)           107      (    175)
                                                                  ----------  -------     ----------     ---------    -----------
Balances at March 31, 1996 ...................................           -0-  11,325     12,539,601       (351,163)    12,199,763
                                                                    ========= ======     ==========       =========    ==========

See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                           MARCH 31, 1996 (unaudited)

1.       ORGANIZATION AND GENERAL
     Redwood Mortgage Investors VIII, (the Partnership), is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell (Individual General Partners) and Gymno Corporation, a California corporation owned and operated by the Individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the General Partners. At March 31, 1996, the Partnership was in the offering stage, wherein contributed capital totalled $11,708,569 in limited partner contributions of an approved $15,000,000 issue, in units of $100 each. All applicants had been admitted to the Partnership at March 31, 1996.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) are being offered through qualified broker-dealers. As mortgage loans are identified, partners are transferred from applicant status to admitted partners participating in mortgage loan operations. Each months income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A.       SALES COMMISSIONS - FORMATION LOAN
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds are being paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership will loan to RHL Co., an amount not to exceed 9.1% of the gross proceeds; provided that amounts funded under the Formation Loan, until the minimum offering amount was obtained, could equal up to 10% of gross proceeds. The General partners have estimated that the Formation Loan will approximate 7.1% of the gross proceeds. The Formation Loan will be unsecured, and will be repaid, without interest, in ten annual installments of principal, which will commence on January 1, following the year the offering closes. At March 31, 1996, RHL Co., had borrowed $817,027 from the Partnership to cover sales commissions relating to $11,708,569 Limited Partners contributions to date.

B.       Other Organizational and Offering Expenses
     Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, registration and filing fees, and other costs), will be paid by the Partnership up to 10% of the gross proceeds of the offering or $600,000, whichever is less. The General Partners will pay any amount of such expenses in excess of the lesser of 10% of the gross proceeds or $600,000.

     At March 31, 1996, organization costs of approximately $12,500 and offering costs of $505,485, net of early withdrawal penalties applied, had been incurred by the Partnership, which is less than the 10% of the gross proceeds limitation indicated above. It is anticipated that ultimately the sum of organization and offering costs will be less than the present level of 4.42% of the gross proceeds contributed by the Partners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues and expenses are accounted for on the accrual basis of accounting.

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, and filling fees. Organizational costs have been capitalized and will be amortized over a five year period. Syndication costs are charged against partners capital and will be allocated to individual partners consistent with the partnership agreement.

     If property is acquired through foreclosure, it will be held for prompt sale to return the funds to the loan portfolio. Such property will be recorded at cost, which includes the principal balance of the former loan made by the Partnership, plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income, or at estimated net realizable value. The difference between such costs and estimated net realizable value will be deducted from cost in the Balance Sheet to arrive at the carrying value of such property. At March 31, 1996, there was no property acquired through foreclosure.

     Mortgage loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage loan system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related period. Such estimates relate principally to the determination of the allowance for doubtful accounts and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the limited partners pro rata share of partners capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who make or withdrew investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

     The interim financial statements dated March 31, 1996, are unaudited, but in the opinion of the General Partners all adjustments (consisting soley of normal adjustments) necessary to a fair presentation of the financial statements at March 31, 1996, have been made.

3.       GENERAL PARTNERS AND RELATED PARTIES
     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A.       Loan Brokerage Commissions
     Fees in connection with the review, selection, evaluation, negotiation, and extension of Partnership loans in an amount up to 12% of loans until six months after the termination date of the offering are paid to Redwood Home Loan Co. Thereafter, loan brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership.

B.       Loan Servicing Fees
     Monthly loan servicing fees of up to the lesser of 1/8 of 1% (1.5% annual) of the unpaid principal is paid to Redwood Home Loan Co., or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Currently, such servicing fees are at 1/12 of 1% per month (1% annually). Amounts remitted to the Partnership and recorded as interest on mortgage loans is net of such fees. In 1993, $3,028 of the total loan servicing fees of $8,528 were waived by Redwood Home Loan Co. In 1994, $15,278 of the total loan servicing fees of $44,405 were also waived. In 1995, and for the three months through March 31, 1996, RHL received the total loan servicing fees earned of $85,456 and $35,460 respectively.

C.       Asset Management Fee
     The General Partners will receive a monthly fee for managing the Partnerships loan portfolio and operations equal to up to 1/32 of 1% of the net asset value (3/8 of 1% per year). Such fees were reduced from $4,331 to $192 in 1993, with the difference being waived by the General Partners. Fees were reduced from $17,718 to $5,906 in 1994 with the difference being waived. In 1995, fees were reduced from $34,773 to $11,587 and for the three months through March 31, 1996, the fees were also reduced from $11,226 to $3,742 with the difference being waived by the General Partners.

D.       Other Fees
     The Partnership Agreement provides for other fees such as reconveyance, loan assumption and loan extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

E.       Income and Losses
     All income will be credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General partners (combined) shall be a total of 1%.

F.       Operating Expenses
     The General Partners or their affiliate (Redwood Home Loan Co.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. Such reimbursements are reflected as expenses in the Statement of Income.

     The General Partners, collectively or severally are to contribute an amount equal to 1/10 of 1% of cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of March 31, 1996, a General Partner, GYMNO Corporation, had contributed $11,017 as capital in accordance with Section
4.02 (a) of the Partnership Agreement.

4.       OTHER PARTNERSHIP PROVISIONS
A.       Applicant Status
     Subscription  funds  received from  purchasers of units are not admitted to the Partnership until appropriate  lending  opportunities are available.  During the period prior to the time of admission,  which is anticipated to be between 1
- - -120 days in most cases,  purchasers  subscriptions will remain irrevocable and will earn interest at money market rates,  which are lower than the  anticipated return on the Partnerships loan portfolio.

     During the periods ending December 31, 1995, 1994, and 1993, and for the three months ended March 31, 1996, interest totalling $18,908, $14,443, $4,641 and $850 respectively, was credited to partners while they were in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

B.       Term of the Partnership
     The term of the Partnership is approximately 40 years, unless sooner terminated as provided. The provisions provide for no capital withdrawal for the first five years, except as discussed in (E) below. Thereafter, investors have the right to withdraw over a five-year period, or longer.

C.       Election to Receive Monthly, Quarterly or Annual Distributions
     Upon subscription, investors elect either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, an investor may subsequently change his election.

D.       Profits and Losses

E.       Liquidity, Capital Withdrawals and Early Withdrawals
     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is illiquid. Limited Partners have no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of units. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, (30 days notice is required), subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn and will be deducted from the Capital Account and the balance distributed in four quarterly installments. Withdrawal after the one-year holding period and before the five-year holding period will be permitted only upon the terms set forth above.

     Limited Partners will also have the right after five years from the date of purchase of the Units to withdraw from the Partnership on an installment basis, generally over a five year period in twenty (20) quarterly installments or longer. No penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer. Notwithstanding the minimum twenty installment withdrawal procedure, a Limited Partner may liquidate all or a part of a Limited Partners capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn pursuant to the five-year (or longer) withdrawal period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital account is restricted to the availability of the Partnership cash flow.

F.       Guaranteed Interest Rate for Offering Period
     During the period commencing with the day a Limited Partner is admitted to the Partnership and ending 3 months after the offering termination date, the General Partners shall guarantee an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above the Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco, up to a maximum interest rate of 12%. From the date of inception through March 31, 1996, actual realization exceeded the guaranteed amount for each month.

5.       LEGAL PROCEEDINGS
The Partnership is neither a defendant nor a plaintiff in any legal actions.

6.       NOTES PAYABLE - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $3,000,000 at .75% over prime. The balances were $2,871,000 and $1,910,000 at March 31,1996 and December 31, 1995 respectively, and the interest rate at March 31, 1996 was 9% (8.25% prime + .75%).

NOTE 7 - ASSET CONCENTRATION AND CHARACTERISTICS
     The  mortgage  loans are secured by recorded  deeds of trust.  At March 31,
1996,   there  were  57  loan   investments   outstanding   with  the  following
characteristics:

Number of loan investments outstanding                                     57
Total loans outstanding                                           $13,904,828

Average loan  investment outstanding                             $    243,944
Average loan investment as a percent of total                            1.75%
Average loan investment as a percent of Partners Capital                 2.00%

Largest loan investment outstanding                               $ 1,050,000
Largest loan investment as a percent of total                            7.55%
Largest loan investment as a percent of Partners Capital                 8.61%

Number of counties where security is located (all California)              16
Largest percentage of loan investments in one county                    26.40%
Average loan investment to appraised value at time loan
  was consummated                                                       63.92%
Number of loans in foreclosure status                                       2
Amount of loans in foreclosure                                    $   534,016

     The cash balance at March 31, 1996 of $193,729 was in three banks with interest bearing totalling $3,330. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $93,175.

Item II

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On March 31, 1996, the Partnership was in the offering stage, and contributed capital totalled $11,708,569 (Limited Partners) of the approved $15,000,000 issue, in units of $100 each. All investors were admitted into the program.

     At March 31, 1996, mortgage investments totalling $13,904,828 had been made with interest rates ranging from 10.00% to 14.50%. The Partnership began funding mortgage loans on April 14, 1993 and as of March 31, 1996, distributed income at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result was to reduce the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1995 over the next 12 months. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     The Partnership established a line of credit with a commercial bank secured by its mortgage loans to a limit of $3,000,000. Currently, it has borrowed $2,871,000 at an interest rate of prime + 3/4%. This facility could increase as the Partnership capital increases. This added source of funds will help in maximizing the Partnership yield because the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the principal and interest is paid to the bank, the amount to be retained by the Partnership will be greater than without the use of the line of credit. As of March 31, 1996, the balance remained at $2,871,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     Northern California has been experiencing an economic slump over five of the last six years, fueled by a downturn in the aerospace, communications, banking and retail trade industries, and in the federal government sector. This slump has been, and continues to be, reflected in property values, to a greater or lesser degree depending upon location. The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Cash is constantly being generated from subscriptions, interest earnings, late charges, pre-payments penalties, amortization of Notes and pay-off of Notes. Currently, this amount substantially exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans

     The General Partners are continually reviewing the loan portfolio, examining the status of delinquencies, the underlyingcollateral securing these properties, borrowers payment records, etc.. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Currently loss reserves are $42,731 which the General Partners consider as being adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

I.       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP


     The following compensation has been paid to the General Partners and Affiliates for services rendered during the period ended March 31, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

   Entity Receiving              Description of Compensation
    Compensation                     and Services Rendered              Amount
- - ------------------------- -------------------------------------     -----------

RHL Co.                   Loan Servicing Fee for servicing loans      $  35,460

General Partners &/or
Affiliate                 Asset management Fee for managing assets    $   3,742

General Partners          1% interest in profits, losses and
                          distributions of cash available
                          for distribution                            $   2,700

                          Less allocation for Syndication Costs       $     245
                                                                     ----------
                                                                      $   2,455




     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

RHL Co.   Loan  Brokerage  Commissions  for services in
          connection  with the review, selection, evaluation,
          negotiation, and extension of the Partnership
          Loans paid by the borrower and not by the Partnership        $173,910

RHL Co.   Processing and Escrow Fees for services in connection
          with notary, document preparation, credit
          investigation, and escrow fees payable by the
          borrower and not by the Partnership                         $   3,270




     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

                   LOAN PORTFOLIO SUMMARY AS OF MARCH 31, 1996

                                                   Partnership Highlights

First Trust Deeds                                               $5,894,494.19
Appraised Value of Properties*                                  12,607,778.00
   Total Investment as a % of Appraisal                                 46.75%

First Trust Deed Loans                                           5,894,494.19
Second Trust Deed Loans                                          7,651,833.64
Third Trust Deed Loans                                             358,500.00
                                                            ------------------
                                                               $13,904,827.83

First Trust Deeds due other Lenders                             31,556,000.00
Second Trust Deeds due other Lenders                               575,000.00
                                                            ------------------

Total Debt                                                     $46,035,827.83

Appraised Property Value*                                      $72,026,172.00
Total Investment as a % of Appraisal                                    63.92%

Number of Loans Outstanding                                                57

Average Investment                                            $    243,944.35
Average Investment as a % of Net Partners Capital                        2.00%
largest Investment Outstanding                                   1,050,000.00
Largest Investment as a % of Net Partners Capital                        8.61%

Loans as a Percentage of Total Loans


First Trust Deed Loans                                                  42.39%
Second Trust Deed Loans                                                 55.03%
Third Trust Deed Loans                                                   2.58%
                                                                   ------------
Total                                                                  100.00%

Loans by Type of Property                        Amount              Percent

Owner Occupied Homes                           $ 2,087,236.06            15.02%
Non Owner Occupied Homes                         1,970,575.68            14.17%
Apartments                                       2,045,813.48            14.71%
Commercial                                       7,801,202.61            56.10%
                                            ------------------     ------------
Total                                          $13,904,827.83           100.00%

Statement of Conditions of Loans

    Number of Loans in Foreclosure                                          2

*Values used are the appraisal values utilized at the time the loan was consummated.

Diversification by County

San Mateo                                    $ 3,671,498.39           26.40%
Santa Clara                                    3,551,513.71           25.54%
San Francisco                                  2,068,840.10           14.88%
San Joaquin                                    1,175,750.82            8.45%
Alameda                                          771,133.34            5.55%
Marin                                            750,369.07            5.40%
Contra Costa                                     452,214.02            3.25%
Santa Barbara                                    419,466.57            3.02%
San Luis Obispo                                  300,000.00            2.16%
Monterey                                         205,510.11            1.48%
Fresno                                           129,687.76            0.93%
El Dorado                                        119,813.81            0.86%
Tuolumne                                          90,468.39            0.65%
Sonoma                                            90,287.82            0.65%
Sacramento                                        59,688.55            0.43%
Stanislaus                                        48,585.37            0.35%
                                            ------------------      -----------

Total                                         $13,904,827.83          100.00%

                                     PART 2
                                OTHER INFORMATION

                  Item 1.           Legal Proceedings

                                            None

                  Item 2.           Changes in the Securities

                                            Not Applicable

                  Item 3.           Defaults upon Senior Securities

                                            Not Applicable

                  Item 4.           Submission of Matters to a Vote of
                                    Security Holders

                                            Not Applicable

                  Item 5.           Other Information

                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 3rd day of May, 1996.

REDWOOD MORTGAGE INVESTORS VIII


By:
         ---------------------------------------------
         D. Russell Burwell, General Partner


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 3rd day of May, 1996.

Signature                      Title                                Date



- - -----------------------
D. Russell Burwell          General Partner                         May 3, 1996



- - -----------------------
Michael R. Burwell          General Partner                         May 3, 1996




- - -----------------------
D. Russell Burwell       President of Gymno Corporation,            May 3, 1996
                         (Principal Executive Officer);
                         Director of Gymno Corporation



- - ------------------------
 Michael R. Burwell      Secretary/Treasurer of Gymno               May 3, 1996
                         Corporation (Principal Financial
                         and Accounting Officer);
                         Director of Gymno Corporation