Form 10-Q
period 1996-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1996-08-08
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                    June 30, 1996
- -------------------------------------------------------------------------------
Commission file number                33-49946
- -------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
- -------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

    CALIFORNIA                                              94-3158788
- -------------------------------------------------------------------------------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                           Identification No.

               650 El Camino Real, Suite G, Redwood City, CA 94063
- -------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (415) 365-5341
- -------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
(Former name,former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        XX                                                   NO
- -------------------------                                ----------------------

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                    NO                    NOT APPLICABLE             XX
- ---------              -------------                               -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE



                                                           Part I

                                                           Item 1

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                       Balance Sheets
                                                 December 31, 1995 (audited)
                                                and June 30, 1996 (unaudited)
                                                           ASSETS

                                                 June 30, 1996  Dec. 31, 1995
                                                   (unaudited)    (audited)
Cash ............................................. $   671,546   $   380,318
                                                    -----------   -----------

Accounts receivable:
   Mortgage loans, secured by deeds of trust .....  14,196,953    12,047,252
   Accrued Interest on Mortgage Loans ............     122,684       113,301
   Advances on Mortgage Loans ....................       8,541         8,431
   Accounts receivable - unsecured ...............      72,866        71,316
                                                    ----------   -----------
                                                    14,401,044    12,240,300
   Less Allowance for doubtful accounts ............    86,505        39,152
                                                    -----------   -----------
                                                    14,314,539    12,201,148
                                                   -----------   -----------

Formation loan due from Redwood Home Loan Co. ......   860,599       775,229
Organization Costs, less accumulated amortization
 of $6,875 and $5,625, respectively .................    5,625         6,875
Due from related companies ..........................      -0-         3,049
Prepaid Expenses - deferred loan fee ................   12,657        17,718
                                                     ----------   -----------
                                                   $15,864,966   $13,384,337
                                                   ===========   ===========

                        LIABILITIES AND PARTNERS CAPITAL

Liabilities:
  Accounts payable and accrued expenses ............$      -0-    $    4,010
  Notes payable - bank line of credit .............. 2,892,000     1,910,000
  Subscriptions to Partnerships in applicant status.    16,000           -0-
                                                    -----------   -----------
                                                    $ 2,908,000     1,914,010

Partners capital ................................... 12,956,966    11,470,327
                                                    -----------   -----------
                                                    $15,864,966   $13,384,337
                                                    ===========   ===========

See accompanying notes to Financial Statements.


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                    STATEMENTS OF INCOME
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (unaudited)
                                                                  6 mos. ended       6 mos. ended      3 mos. ended     3 mos. ended
                                                                  June 30, 1996      June 30, 1995     June 30,1996    June 30, 1995
                                                                   (unaudited)       (unaudited)        (unaudited)     (unaudited)

Revenues:

  Interest on Mortgage Loans ...........................           $740,513           $395,683           $396,500           $203,756
  Interest on bank deposits ............................              1,417              6,828                662              4,207
  Late Charges .........................................              2,059              1,722              1,084              1,475
  Miscellaneous ........................................                300                351                100                276
                                                                   --------           --------           --------           --------
                                                                    744,289            404,584            398,346            209,714
                                                                   --------           --------           --------           --------

Expenses:
 Interest on Note Payable ..............................            110,638                -0-             68,326                -0-
 Amortizatin of loan origination fee ...................              5,062                -0-              2,531                -0-
 General partner management fees .......................              7,760              5,064              4,018              2,650
 Amortization of organization costs ....................              1,250              1,250                625                625
 Clerical costs thru Redwood Home Loan Co...............             17,647              9,629              9,388              5,067
 Professional Fees .....................................             16,214             13,161              6,060              6,362
 Provision for doubtful accounts .......................             19,085              5,000             15,506                -0-
 Printing, Supplies & Postage ..........................                993                 92                957                  5
 Other .................................................              3,910              1,225                 20                840
                                                                   --------           --------           --------           --------
                                                                    182,559             35,421            107,431             15,549
                                                                   --------           --------           --------           --------
Income before interest credited to
partners in applicant status ...........................            561,730            369,163            290,915            194,165
Interest credited to partners in
applicant status........................................              1,096              6,069                246              4,745
                                                                   --------           --------           --------           --------

Net Income .............................................           $560,634           $363,094           $290,669           $189,420
                                                                   ========           ========           ========           ========

Net income: to General Partners (1%) ...................           $  5,606           $  3,631           $  2,906           $  1,894
Net income: to Limited Partners (99%) ..................            555,028            359,463            287,763            187,526
                                                                   --------           --------           --------           --------
                                                                   $560,634           $363,094           $290,669           $189,420
                                                                   ========           ========           ========           ========

Net income per $1,000 invested by
Limited Partners for entire period:
  -Where income is reinvested and compounded............           $  41.12           $  40.89           $  20.33           $  20.16
                                                                   --------           --------           --------           --------
  -Where partner receives income in
       monthly distributions ...........................           $  40.43           $  40.21           $  20.19           $  20.03
                                                                   --------           --------           --------           --------






See accompanying notes to Financial Statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (unaudited)
                                                     June 30, 1996 June 30, 1995
                                                      (unaudited)   (unaudited)

Cash flows from operating activities:

 Net income: ........................................   $  560,634   $  363,094
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Amortization of organization costs ...............        1,250        1,250
   Increases in allowances for doubtful accounts ....       47,353        5,000
   (Increase) decrease in accrued interest
    and advances ....................................   (    9,493)  (   25,797)
   (Increase) decrease in prepaid expenses and
    other assets ....................................        5,061          -0-
   (Increase) decrease in amount due from related
    companies .......................................        3,049          -0-
   Increase (decrease) in accounts payable ..........   (    4,010)         -0-
                                                         ----------   ---------

 Net cash provided by operating activities ..........      603,844      343,547
                                                         =========    =========
Cash flows from investing activities:

  Net (increase) decrease in mortgage loans .........   (2,149,701)  (1,522,682)
  Net (increase) decrease in formation loan .........   (   85,370)  (  127,426)
  Net (increase) decrease in account receivable
   -unsecured .......................................   (    1,550)  (   70,385)
                                                         ----------   ---------

    Net cash used in investing activities ...........   (2,236,621)  (1,720,493)
                                                         ----------   ---------

Cash flows from financing activities:

  Increase in notes payable - Bank ..................      982,000          -0-
  Contributions by partner applicants ...............    1,270,399    1,909,705
  Interest credited to partners in applicant
    status ..........................................        1,096        6,069
  Interest withdrawn by partners in applicant
    status ..........................................   (      550)   (   3,554)
  Partners withdrawals ..............................   (  242,635)   ( 136,759)
  Early withdrawal penalties, net ...................   (    1,117)         -0-
  Syndication costs incurred ........................   (   85,188)   ( 101,792)
                                                         ----------    --------

    Net cash provided by financing activities .......    1,924,005    1,673,669
                                                        ----------    ---------

Net increase (decrease) in cash and cash equivalents       291,228      296,723
Cash and cash equivalent at the beginning of period .      380,318      397,176
                                                         =========    =========
Cash and cash equivalent balance at the end of period      671,546      693,899
                                                         =========    =========

See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                    STATEMENT OF CHANGES IN PARTNERS CAPITAL
                 FOR THE PERIOD FROM INCEPTION, APRIL 14, 1993,
                 THROUGH DECEMBER 31, 1995 (audited) and for the
                   SIX MONTHS ENDED JUNE 30, 1996 (unaudited)
                                                                                   PARTNERS CAPITAL
                                                                   ---------------------------------------------------------------
                                                 PARTNERS IN                                         UNALLOCATED
                                                  APPLICANT             GENERAL         LIMITED      SYNDICATION
                                                   STATUS               PARTNERS        PARTNERS       COSTS             TOTAL
                                               ---------------     -------------      -------------- ------------   ------------
Contribution on application ................     $ 2,890,530        $       -0-     $        -0-    $       -0-     $      -0-

Interest credited to Partners in appl.status           4,641                -0-              -0-            -0-            -0-
Upon admission to Partnership:
   Interest withdrawal .....................    (      1,956)               -0-              -0-            -0-            -0-
   Transfer to Partners Capital ............    (  2,764,443)             2,887        2,761,556            -0-      2,764,443

Net income .................................             -0-              1,050          103,965            -0-        105,015
Syndication costs incurred .................             -0-                -0-              -0-     (  199,564)    (  199,564)
Allocation of syndication costs ............             -0-          (      92)     (     9,130)         9,222            -0-
Partners withdrawals .......................             -0-          (     958)     (    46,856)           -0-     (   47,814)
                                                 ------------        -----------     -----------     -----------     ----------

Balances at December 31, 1993 ..............         128,772              2,887        2,809,535     (  190,342)     2,622,080

Contribution on application ................       4,560,683                -0-               -0-           -0-            -0-
Interest credited to Partners in appl.status          14,443                -0-               -0-           -0-            -0-
Upon admission to Partnership:
   Interest withdrawn ......................    (      5,774)               -0-               -0-           -0-            -0-

Transfer to Partners capital ...........        (  4,508,824)             4,542         4,504,282           -0-      4,508,824
Net income .................................             -0-              4,099           405,770           -0-        409,869
Syndication costs incurred .................             -0-                -0-               -0-      ( 81,023)     (  81,023)
Allocation of syndication costs ............             -0-          (     347)       (   34,349)       34,696            -0-
Partners withdrawals .......................             -0-          (   3,444)       ( 165,814)          -0-       ( 169,258)
                                                 ------------        -----------      -----------    -----------     ----------

Balances at December 31, 1994 ..............         189,300              7,737        7,519,424       ( 23,669)     7,290,492

Contribution on application ................       3,634,264                -0-             -0-            -0-            -0-
Interest credited to Partners in appl.status          18,908                -0-             -0-            -0-            -0-
Upon admission to Partnership:
   Interest withdrawn ......................      (    7,673)               -0-             -0-            -0-            -0-
   Transfer to Partners capital ............      (3,834,799)             3,588       3,831,211            -0-      3,834,799

Net income .................................             -0-              8,368         828,465            -0-        836,833
Syndication costs incurred .................             -0-                -0-             -0-        (175,334)    ( 175,334)
Allocation of syndication costs ............             -0-           (    859)      (  85,045)         85,904           -0-
Partners withdrawals .......................             -0-           (  7,509)      ( 308,554)            -0-     ( 316,063)
Early withdrawal penalties .................             -0-                -0-       (     654)            164     (     400)
                                                   ----------        -----------     -----------     -----------    ----------

Balances at December 31, 1995 ..............             -0-             11,325      11,784,937        (325,935)    11,470,327

Contribution on application ................       1,270,399                -0-             -0-             -0-           -0-
Interest credited to partners in appl status           1,096                -0-             -0-             -0-           -0-
Upon admission to Partnership:
   Interest withdrawn ......................      (     550)                -0-             -0-             -0-           -0-
   Transfer to Partners capital ............      (1,254,945)             1,253       1,253,692             -0-     1,254,945

Net income .................................             -0-              5,606         555,028             -0-       560,634
Syndication costs incurred .................             -0-                -0-             -0-        ( 85,188)    (  85,188)
Allocation of syndication costs ............             -0-           (    522)    (    51,678)         52,200           -0-
Partners withdrawals .......................             -0-           (  5,084)    (   237,551)            -0-     ( 242,635)
Early withdrawal penalties .................             -0-                -0-     (     1,814)            697     (   1,117)
                                                 ------------       -----------     -----------     -----------     ----------

Balances at June 30, 1996...................   $      16,000         $   12,578     $13,302,614      $( 358,226)   $12,956,966
                                               ==============        ==========     ===========      ===========   ===========

See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                            JUNE 30, 1996 (unaudited)

1.       ORGANIZATION AND GENERAL
     Redwood Mortgage Investors VIII, (the Partnership), is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell (Individual General Partners) and Gymno Corporation, a California corporation owned and operated by the Individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the General Partners. At June 30, 1996, the Partnership was in the offering stage, wherein contributed capital totalled $12,343,606 in limited partner contributions of an approved $15,000,000 issue, in units of $100 each. All applicants except one, had been admitted to the Partnership at June 30, 1996.

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

A.       SALES COMMISSIONS - FORMATION LOAN
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds are being paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership will loan to RHL Co., an amount not to exceed 9.1% of the gross proceeds; provided that amounts funded under the Formation Loan, until the minimum offering amount was obtained, could equal up to 10% of gross proceeds. The General partners have estimated that the Formation Loan will approximate 7.1% of the gross proceeds. The Formation Loan will be unsecured, and will be repaid, without interest, in ten annual installments of principal, which will commence on January 1, following the year the offering closes. At June 30, 1996, RHL Co., had borrowed $862,116 from the Partnership to cover sales commissions relating to $12,343,606 Limited Partners contributions to date. The Formation loan balance at the end of June, 1996 was $860,599 after applying a credit of $1,517 gained through early withdrawal penalties.

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

     At June 30, 1996, organization costs of approximately $12,500 and offering costs of $540,248, net of early withdrawal penalties applied, had been incurred by the Partnership, which is less than the 10% of the gross proceeds limitation indicated above. It is anticipated that ultimately the sum of organization and offering costs will be less than the present level of 4.48% of the gross proceeds contributed by the Partners.

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

     If property is acquired through foreclosure, it will be held for prompt sale to return the funds to the loan portfolio. Such property will be recorded at cost, which includes the principal balance of the former loan made by the Partnership, plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income, or at estimated net realizable value. The difference between such costs and estimated net realizable value will be deducted from cost in the Balance Sheet to arrive at the carrying value of such property. In May of 1996, one property was acquired through foreclosure and subsequently sold in June, 1996, realizing a net gain on sale of $28,268. At June 30, 1996, there was no property acquired through foreclosure remaining. The gian has been credtied to the reserve for doubtful accounts.

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

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the limited partners pro rata share of partners capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who make or withdraw investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

     The interim financial statements dated June 30, 1996, are unaudited, but in the opinion of the General Partners all adjustments (consisting soley of normal adjustments) necessary to a fair presentation of the financial statements at June 30, 1996, have been made.

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

B.       Loan Servicing Fees
     Monthly loan servicing fees of up to the lesser of 1/8 of 1% (1.5% annual) of the unpaid principal is paid to Redwood Home Loan Co., or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Currently, such servicing fees are at 1/12 of 1% per month (1% annually). Amounts remitted to the Partnership and recorded as interest on mortgage loans is net of such fees. In 1993, $3,028 of the total loan servicing fees of $8,528 were waived by Redwood Home Loan Co. In 1994, $15,278 of the total loan servicing fees of $44,405 were also waived. In 1995, and for the six months through June 30, 1996, RHL received the total loan servicing fees earned of $85,456 and $67,389 respectively.

C.       Asset Management Fee
     The General Partners will receive a monthly fee for managing the Partnerships loan portfolio and operations equal to up to 1/32 of 1% of the net asset value (3/8 of 1% per year). Such fees were reduced from $4,331 to $192 in 1993, with the difference being waived by the General Partners. Fees were reduced from $17,718 to $5,906 in 1994 with the difference being waived. In 1995, fees were reduced from $34,773 to $11,587 and for the six months through June 30, 1996, the fees were also reduced from $23,280 to $7,760 with the difference being waived by the General Partners.

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

     The General Partners, collectively or severally are to contribute an amount equal to 1/10 of 1% of cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of June 30, 1996, a General Partner, GYMNO Corporation, had contributed $12,270 as capital in accordance with Section
4.02 (a) of the Partnership Agreement.

4.       OTHER PARTNERSHIP PROVISIONS
A.       Applicant Status
     Subscription funds received from purchasers of units are not admitted to the Partnership until appropriate lending opportunities are available. During the period prior to the time of admission, which is anticipated to be between 1
- -120 days in most cases, purchasers subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnerships loan portfolio.

     During the periods ending December 31, 1995, 1994, and 1993, and for the six months ended June 30, 1996, interest totalling $18,908, $14,443, $4,641 and $1,096 respectively, was credited to partners while they were in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

D.       Profits and Losses
     Profits and losses are allocated among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

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

F.       Guaranteed Interest Rate for Offering Period
     During the period commencing with the day a Limited Partner is admitted to the Partnership and ending 3 months after the offering termination date, the General Partners shall guarantee an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above the Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco, up to a maximum interest rate of 12%. From the date of inception through June 30, 1996, actual realization exceeded the guaranteed amount for each month.

5.       LEGAL PROCEEDINGS
     The Partnership is neither a defendant nor a plaintiff in any legal actions.

6.       NOTES PAYABLE - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $3,000,000 at .75% over prime. The balances were $2,892,000 and $1,910,000 at June 30,1996 and December 31, 1995 respectively, and the interest rate at June 30, 1996 was 9% (8.25% prime + .75%).

NOTE 7 - ASSET CONCENTRATION AND CHARACTERISTICS
     The  mortgage  loans are  secured by recorded  deeds of trust.  At June 30,
1996,   there  were  54  loan   investments   outstanding   with  the  following
characteristics:

Number of loan investments outstanding                                     54
Total loans outstanding                                           $14,196,953

Average loan  investment outstanding                              $   262,907
Average loan investment as a percent of total                            1.85%
Average loan investment as a percent of Partners Capital                 2.03%

Largest loan investment outstanding                                $1,050,000
Largest loan investment as a percent of total                            7.40%
Largest loan investment as a percent of Partners Capital                 8.10%

Number of counties where security is located (all California)              17
Largest percentage of loan investments in one county                    26.13%
Average loan investment to appraised value at time loan
 was consummated                                                        62.37%
Number of loans in foreclosure status                                       2
Amount of loans in foreclosure                                       $353,829

     The cash balance at June 30, 1996 of $671,546 was in one bank with interest bearing totalling $503,984. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $571,546.

Item II

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On June 30, 1996, the Partnership was in the offering stage, and contributed capital totalled $12,343,606 (Limited Partners) of the approved $15,000,000 issue, in units of $100 each. All investors except one, were admitted into the program.

     At June 30, 1996, mortgage investments totalling $14,196,953 had been made with interest rates ranging from 10.00% to 14.50%. The Partnership began funding mortgage loans on April 14, 1993 and as of June 30, 1996, distributed income at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result is to reduce the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1996 over the next 12 months. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     The Partnership established a line of credit with a commercial bank secured by its mortgage loans to a limit of $3,000,000. Currently, it has borrowed $2,892,000 at an interest rate of prime + 3/4%. This facility could increase as the Partnership capital increases. This added source of funds will help in maximizing the Partnership yield because the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the principal and interest is paid to the bank, the amount to be retained by the Partnership will be greater than without the use of the line of credit. As of June 30, 1996, the balance remained at $2,892,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Notes and pay-off on Notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The General Partners are continually reviewing the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, borrowers payment records, etc.. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Currently loss reserves are $86,505 which the General Partners consider as being adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in the first half of 1996, and the State is well - positioned for fast growth in the second half of the year. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity. Which of course, is healthy for our lending activity.

I.       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP


     The following compensation has been paid to the General Partners and Affiliates for services rendered during the period ended June 30, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

  Entity Receiving           Description of Compensation
   Compensation                and Services Rendered                Amount
- -------------------------------------------------------------------------------

RHL Co.                Loan Servicing Fee for servicing loans    $  67,389

General Partners
 &/or Affiliate        Asset management Fee for managing assets  $   7,760
                       ($15,520 waived by the General Partners)

General Partners      1% interest in profits, losses and         $   5,606
                      distributions of cash available for
                      distribution

                      Less allocation for Syndication Costs      $     522





     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

RHL Co.   Loan  Brokerage  Commissions  for services in  connection
          with the review,  selection,  evaluation,  negotiation,
          and extension of the Partnership Loans paid by the borrower
          and not by the Partnership                                  $236,435


RHL Co.   Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and
          escrow fees payable by the borrower and not by the
          Partnership                                                $   6,950




     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

                   LOAN PORTFOLIO SUMMARY AS OF JUNE 30, 1996

                                                   Partnership Highlights

First Trust Deeds                                               $5,917,836.83
Appraised Value of Properties*                                  15,093,129.00
   Total Investment as a % of Appraisal                                 39.21%

First Trust Deed Loans                                           5,917,836.83
Second Trust Deed Loans                                          7,979,116.08
Third Trust Deed Loans                                             300,000.00
                                                            ------------------
                                                               $14,196,952.91

First Trust Deeds due other Lenders                             30,259,155.00
Second Trust Deeds due other Lenders                               360,000.00
                                                            ------------------

Total Debt                                                     $44,816,107.91

Appraised Property Value*                                      $71,856,128.00
Total Investment as a % of Appraisal                                    62.37%

Number of Loans Outstanding                                                54

Average Investment                                            $    262,906.54
Average Investment as a % of Net Partners Capital                        2.03%
largest Investment Outstanding                                   1,050,000.00
Largest Investment as a % of Net Partners Capital                        8.10%

Loans as a Percentage of Total Loans


First Trust Deed Loans                                                  41.68%
Second Trust Deed Loans                                                 56.20%
Third Trust Deed Loans                                                   2.12%
                                                                   ------------
Total                                                                  100.00%

Loans by Type of Property                        Amount              Percent

Owner Occupied Homes                            $1,710,188.60            12.05%
Non Owner Occupied Homes                         2,381,244.24            16.77%
Apartments                                       2,389,965.88            16.83%
Commercial                                       7,715,554.19            54.35%
                                            ------------------     ------------
Total                                          $14,196,952.91           100.00%

Statement of Conditions of Loans

    Number of Loans in Foreclosure                                        2

*Values used are the appraisal values utilized at the time the loan was consummated.

Diversification by County

San Mateo                                     $3,709,450.07           26.13%
Santa Clara                                    3,491,905.37           24.60%
San Francisco                                  2,349,572.02           16.55%
San Joaquin                                    1,174,581.75            8.27%
Contra Costa                                     625,679.90            4.41%
Marin                                            622,663.85            4.39%
Alameda                                          614,947.21            4.33%
Santa Barbara                                    418,613.49            2.95%
San Luis Obispo                                  300,000.00            2.11%
Monterey                                         229,293.94            1.62%
Fresno                                           129,614.32            0.91%
Mendocino                                        125,000.00            0.88%
El Dorado                                        119,813.81            0.84%
Tuolumne                                          89,503.81            0.63%
Sonoma                                            89,681.62            0.63%
Sacramento                                        58,783.28            0.41%
Stanislaus                                        47,848.47            0.34%
                                          ------------------      -----------

Total                                        $14,196,952.91          100.00%

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

                                            Not Applicable

                  Item 5.    Other Information

                                            Not Applicable

                  Item 6.    Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1996.

                                                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 3rd day of August, 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 3rd day of August, 1996.

Signature                       Title                             Date



- --------------------
D. Russell Burwell          General Partner                    August 3, 1996



- --------------------
Michael R. Burwell          General Partner                    August 3, 1996




- --------------------
D. Russell Burwell          President of Gymno Corporation,    August 3, 1996
                           (Principal Executive Officer);
                            Director of Gymno Corporation



- ---------------------
Michael R. Burwell         Secretary/Treasurer of Gymno         August 3, 1996
                           Corporation (Principal Financial
                           and Accounting Officer);
                           Director of Gymno Corporation