Form 10-Q
period 1996-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1996-11-12
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended               September 30, 1996
--------------------------------------------------------------------------------
Commission file number              33-49946
--------------------------------------------------------------------------------

                        REDWOOD MORTGAGE INVESTORS VIII
-------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

   CALIFORNIA                                              94-3158788
-------------------------------------        -------------------------------
(State or other jurisdiction of                          I.R.S. Employer
 incorporation or organization)                         Identification No.

            650 El Camino Real, Suite G, Redwood City, CA 94063
-------------------------------------------------------------------------------
                 (address of principal executive office)

                              (415) 365-5341
--------------------------------------------------------------------------------
             (Registrants telephone number, including area code)

                              NOT APPLICABLE
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   XX                                      NO
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
YES                      NO                  NOT APPLICABLE    XX
---------                  -------------                    -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE


                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1995 (audited)
                       and September 30, 1996 (unaudited)

                                     ASSETS

                                                                                             Sept. 30, 1996            Dec. 31, 1995
                                                                                               (unaudited)               (audited)

Cash .........................................................................................        $ 1,045,407        $   380,318
                                                                                                      -----------        -----------

Accounts receivable:
   Mortgage investments, secured by deeds of trust ...........................................         13,906,082         12,047,252
   Accrued Interest on Mortgage Investments ..................................................            132,055            113,301
   Advances on Mortgage Investments ..........................................................              2,800              8,431
   Accounts receivable - unsecured ...........................................................             74,988             71,316
                                                                                                      -----------        -----------
                                                                                                       14,115,925         12,240,300
   Less Allowance for doubtful accounts ......................................................             75,000             39,152
                                                                                                      -----------        -----------
                                                                                                       14,040,925         12,201,148
                                                                                                      -----------        -----------

Real estate owned, acquired through foreclosure,
   at estimated net realizable value .........................................................            211,838               0.00
Formation loan due from Redwood Home Loan Co. ................................................          1,008,742            775,229
Organization Costs, less accumulated amortization of
    $7,500 and $5,625, respectively ..........................................................              5,000              6,875
Due from related companies ...................................................................               0.00              3,049
Prepaid Expenses - deferred loan fee .........................................................             10,126             17,718
                                                                                                      -----------        -----------

                                                                                                      $16,322,038        $13,384,337
                                                                                                      ===========        ===========

                                              LIABILITIES AND PARTNERS CAPITAL

Liabilities:
  Accounts payable and accrued expenses ......................................................        $      0.00                  $
                                                                                                                               4,010
  Notes payable - bank line of credit ........................................................          1,410,000          1,910,000
  Subscriptions to Partnerships in applicant status ..........................................            718,238               0.00
                                                                                                      -----------        -----------
                                                                                                        2,128,238          1,914,010

Partners capital ............................................................................         14,193,800         11,470,327
                                                                                                      -----------        -----------
                                                                                                      $16,322,038        $13,384,337
                                                                                                      ===========        ===========

See accompanying notes to Financial Statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (unaudited)

                                                                 9 mos.ended          9 mos. ended      3 mos. ended    3 mos. ended
                                                                 Sept. 30, 1996       Sept. 30, 1995    Sept. 30, 1996  Sept.30,1995
                                            1996                 (unaudited)           (unaudited)       (unaudited)    (unaudited)

Revenues:

  Interest on Mortgage Investments .....................         $1,154,561            628,481            414,048            232,798
  Interest on bank deposits ............................              2,819             10,782              1,402              3,954
  Late Charges .........................................              3,592              2,934              1,533              1,212
  Miscellaneous ........................................                412                464                112                113
                                                                 ----------         ----------         ----------         ----------
                                                                  1,161,384            642,661            417,095            238,077
                                                                 ----------         ----------         ----------         ----------

Expenses:

 Interest on Note Payable ..............................            172,292               0.00             61,654               0.00
 Amortization of loan origination fee ..................              7,593               0.00              2,531               0.00
 General partner management fees .......................             12,081              8,131              4,321              3,067
 Amortization of organization costs ....................              1,875              1,875                625                625
 Clerical costs thru Redwood Mortgage...................             27,574             15,612              9,927              5,983
 Professional Fees .....................................             16,686             15,591                472              2,430
 Provision for doubtful accounts .......................             44,261              7,462             25,176              2,462
 Printing, Supplies & Postage ..........................                993                 92               0.00               0.00
 Other .................................................              3,937              1,299                 27                 74
                                                                 ----------         ----------         ----------         ----------
                                                                    287,292             50,062            104,733             14,641
                                                                 ----------         ----------         ----------         ----------
Income before interest credited to
partners
  in applicant status ..................................            874,092            592,599            312,362            223,436

Interest credited to partners in applicant status.......              1,854             13,636                758              7,567
                                                                 ----------         ----------         ----------         ----------

Net Income .............................................         $  872,238            578,963            311,604            215,869
                                                                 ==========         ==========         ==========         ==========

Net income: to General Partners (1%) ...................         $    8,722              5,790              3,116              2,159
Net income: to Limited Partners (99%) ..................            863,516            573,173            308,488            213,710
                                                                 ==========         ==========         ==========         ==========
                                                                 $  872,238            578,963            311,604            215,869
                                                                 ==========         ==========         ==========         ==========

Net income per $1,000 invested by
Limited
 Partners for entire period:
  -Where income is reinvested and compounded............         $    62.32         $    61.86         $    20.37         $    20.15
                                                                 ----------         ----------         ----------         ----------
  -Where partner receives income in
       monthly distributions ...........................         $    60.66         $    60.23         $    20.23         $    20.02
                                                                 ----------         ----------         ----------         ----------

See accompanying notes to Financial Statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (unaudited)
                                                                                               Sept. 30, 1996        Sept. 30, 1995
                                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities:

 Net income: ...........................................................................          $   872,238           $   578,963
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Amortization of organization costs ..................................................                1,875                 1,875
   Increases in allowances for doubtful accounts .......................................               35,848                 7,462
   (Increase) decrease in accrued interest and advances ................................              (13,123)              (48,823)
   (Increase) decrease in prepaid expenses and other assets ............................                7,592               (20,250)
   (Increase) decrease in amount due from related companies ............................                3,049                  0.00
   Increase (decrease) in accounts payable .............................................               (4,010)                 0.00
                                                                                                  -----------           -----------

 Net cash provided by operating activities .............................................              903,469               519,227
                                                                                                  -----------           -----------

Cash flows from investing activities:

  Net (increase) decrease in Real Estate acquired through foreclosure ..................             (211,838)                 0.00
  Net (increase) decrease in mortgage investments ......................................           (1,858,830)           (4,043,460)
  Net (increase) decrease in formation loan ............................................             (233,513)             (212,028)
  Net (increase) decrease in account receivable -unsecured .............................               (3,672)              (70,927)
                                                                                                  -----------           -----------

    Net cash used in investing activities ..............................................           (2,307,853)           (4,326,415)
                                                                                                  -----------           -----------

Cash flows from financing activities:

  Increase (decrease) in note payable - Bank ...........................................             (500,000)            1,009,000
  Contributions by partner applicants ..................................................            3,108,444             3,040,052
  Interest credited to partners in applicant status ....................................                1,854                13,636
  Interest withdrawn by partners in applicant status ...................................                 (818)               (6,609)
  Partners withdrawals .................................................................             (398,932)             (218,663)
  Early withdrawal penalties, net ......................................................               (4,264)                 0.00
  Syndication costs incurred ...........................................................             (136,811)             (119,310)
                                                                                                  -----------           -----------

    Net cash provided by financing activities ..........................................            2,069,473             3,718,106
                                                                                                  -----------           -----------

Net increase (decrease) in cash and cash equivalents ...................................              665,089               (89,082)
Cash and cash equivalent at the beginning of period ....................................              380,318               397,176
                                                                                                  ===========           ===========
Cash and cash equivalent balance at the end of period ..................................            1,045,407               308,094
                                                                                                  ===========           ===========

See accompanying notes to Financial Statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                          STATEMENT OF CHANGES IN PARTNERS CAPITAL
                                       FOR THE PERIOD FROM INCEPTION, APRIL 14, 1993,
                                       THROUGH DECEMBER 31, 1995 (audited) and for the
                                      NINE MONTHS ENDED SEPTEMBER 30, 1996 (unaudited)
                                                                                             PARTNERS CAPITAL
                                                                      -------------------------------------------------------------
                                                      PARTNERS IN                                       UNALLOCATED
                                                        APPLICANT         GENERAL             LIMITED   SYNDICATION
                                                           STATUS        PARTNERS            PARTNERS         COSTS           TOTAL
                                                    -------------      -----------       ------------  ------------       ----------
Contribution on application ......                     $2,890,530            0.00                 0.00         0.00            0.00
Interest credited to Partners
in appl status....................                          4,641            0.00                 0.00         0.00            0.00
Upon admission to Partnership:
   Interest withdrawal ...........                         (1,956)           0.00                 0.00         0.00            0.00
   Transfer to Partners  Capital .                     (2,764,443)          2,887            2,761,556         0.00       2,764,443
Net income .......................                           0.00           1,050              103,965         0.00         105,015
Syndication costs incurred .......                           0.00            0.00                 0.00     (199,564)       (199,564)
Allocation of syndication costs ..                           0.00             (92)              (9,130)       9,222            0.00
Partners  withdrawals ............                           0.00            (958)             (46,856)        0.00         (47,814)
                                                     ------------     ------------       --------------    ---------      ----------

Balances at December 31, 1993 ....                        128,772           2,887            2,809,535     (190,342)      2,622,080

Contribution on application ......                      4,560,683            0.00                 0.00         0.00            0.00
Interest credited to Partners
in appl. status...................                         14,443            0.00                 0.00         0.00            0.00
Upon admission to Partnership:
   Interest withdrawn ............                         (5,774)           0.00                 0.00         0.00            0.00
   Transfer to Partners  capital .                     (4,508,824)          4,542            4,504,282         0.00       4,508,824
Net income .......................                           0.00           4,099              405,770         0.00         409,869
Syndication costs incurred .......                           0.00            0.00                 0.00      (81,023)        (81,023)
Allocation of syndication costs ..                           0.00            (347)             (34,349)      34,696            0.00
Partners  withdrawals ............                           0.00          (3,444)            (165,814)        0.00        (169,258)
                                                     ------------     ------------         ------------    ---------      ----------

Balances at December 31, 1994 ....                        189,300           7,737            7,519,424     (236,669)      7,290,492

Contribution on application ......                      3,634,264            0.00                 0.00         0.00            0.00
Interest credited to Partners
in appl. status...................                         18,908            0.00                 0.00         0.00            0.00
Upon admission to Partnership:
   Interest withdrawn ............                         (7,673)           0.00                 0.00         0.00            0.00
   Transfer to Partners  capital .                     (3,834,799)          3,588            3,831,211         0.00       3,834,799
Net income .......................                           0.00           8,368              828,465         0.00         836,833
Syndication costs incurred .......                           0.00            0.00                 0.00     (175,334)       (175,334)
Allocation of syndication costs ..                           0.00            (859)             (85,045)      85,904            0.00
Partners  withdrawals ............                           0.00          (7,509)            (308,554)        0.00        (316,063)
Early withdrawal penalties .......                           0.00            0.00                 (564)         164            (400)
                                                     ------------       ---------           ----------      --------      ----------

Balances at December 31, 1995 ....                           0.00          11,325           11,784,937     (325,935)     11,470,327

Contribution on application ......                      3,107,004            0.00                 0.00         0.00            0.00
Contribution, premium account * ..                          1,440            0.00                 0.00         0.00            0.00
Interest credited to partners ....
in appl. status...................                          1,854            0.00                 0.00         0.00            0.00
Upon admission to Partnership:
   Interest withdrawn ............                           (818)           0.00                 0.00         0.00            0.00
   Transfer to Partners  capital .                     (2,391,242)          1,253            2,389,989         0.00       2,391,242
Net income .......................                           0.00           8,722              863,516         0.00         872,238
Syndication costs incurred .......                           0.00            0.00                 0.00     (136,811)       (136,811)
Allocation of syndication costs ..                           0.00            (835)             (82,665)      83,500            0.00
Partners  withdrawals ............                           0.00          (7,887)            (391,045)        0.00        (398,932)
Early withdrawal penalties .......                           0.00            0.00               (6,836)       2,572          (4,264)
                                                     ------------       ---------           ----------     --------      ----------

Balances at September 30, 1996...                    $    718,238        $ 12,578         $ 14,557,896    $(376,674)    $ 14,193,800
                                                     ============      ==========         ============    ==========    ============

* Refer to the last  paragraph  under Item II  Management  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations.
See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                         SEPTEMBER 30, 1996 (unaudited)

     1. ORGANIZATION AND GENERAL Redwood Mortgage Investors VIII, (the Partnership), is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell (Individual General Partners) and Gymno Corporation, a California corporation owned and operated by the Individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making mortgage investments secured by Deeds of Trust on California real estate (mortgage investments). Mortgage investments are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the General Partners. At September 30, 1996, the Partnership was in the offering stage, wherein contributed capital totalled $14,180,211 in limited partner contributions of an approved $15,000,000 issue, in units of $100 each. Of this amount, $718,238 remained in applicant status at September 30, 1996.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) are being offered through qualified broker-dealers. As mortgage investments are identified, partners are transferred from applicant status to admitted partners participating in mortgage investment operations. Each months income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. SALES COMMISSIONS - FORMATION LOAN Sales commissions ranging from 0% (units sold by General Partners) to 10% of gross proceeds are being paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage investments. To finance the sales commissions, the Partnership will loan to RHL Co., an amount not to exceed 9.1% of the gross proceeds; provided that amounts funded under the Formation Loan, until the minimum offering amount was obtained, could equal up to 10% of gross proceeds. The General partners have estimated that the Formation Loan will approximate 7.1% of the gross proceeds. The Formation Loan will be unsecured, and will be repaid, without interest, in ten annual installments of principal, which will commence on January 1, following the year the offering closes. At September 30, 1996, Redwood Mortgage had borrowed $1,013,406 from the Partnership to cover sales commissions relating to $14,180,211 Limited Partners contributions to date. The Formation loan balance at the end of September, 1996 was $1,008,742 after applying a credit of $4,664 gained through early withdrawal penalties.

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

     At September 30, 1996, organization costs of approximately $12,500 and offering costs of $557,996, net of early withdrawal penalties applied, and amount spent on the extended offering had been incurred by the Partnership, which is less than the 10% of the gross proceeds limitation indicated above. It is anticipated that ultimately the sum of organization and offering costs will be less than the present level of 4.02% of the gross proceeds contributed by the Partners.

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

     When property is acquired through foreclosure, it will be held for prompt sale to return the funds to the mortgage investment portfolio. Such property is recorded at cost, which includes the principal balance of the former loan made by the Partnership, plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income, or at estimated net realizable value. The difference between such costs and estimated net realizable value will be deducted from cost in the Balance Sheet to arrive at the carrying value of such property. At September 30, 1996, there was a property acquired through foreclosure stated at $211,838.

     Mortgage investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

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

     The interim financial statements dated September 30, 1996, are unaudited, but in the opinion of the General Partners all adjustments (consisting soley of normal adjustments) necessary to a fair presentation of the financial statements at September 30, 1996, have been made.

     3. GENERAL PARTNERS AND RELATED PARTIES The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A.       Loan Brokerage Commissions
     Fees in connection with the review, selection, evaluation, negotiation, and extension of Partnership mortgage investments in an amount up to 12% of loans until six months after the termination date of the offering are paid to Redwood Mortgage. Thereafter, loan brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership.

B.       Loan Servicing Fees
     Monthly loan servicing fees of up to the lesser of 1/8 of 1% (1.5% annual) of the unpaid principal is paid to Redwood Mortgage or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Currently, such servicing fees are at 1/12 of 1% per month (1% annually). Amounts remitted to the Partnership and recorded as interest on mortgage investments is net of such fees. In 1993, $3,028 of the total loan servicing fees of $8,528 were waived by Redwood Mortgage. In 1994, $15,278 of the total loan servicing fees of $44,405 were also waived. In 1995, and for the nine months through September 30, 1996, Redwood Mortgage received the total loan servicing fees earned of $85,456 and $105,595 respectively.

C.       Asset Management Fee
     The General Partners will receive a monthly fee for managing the Partnerships mortgage investments and operations equal to up to 1/32 of 1% of the net asset value (3/8 of 1% per year). Such fees were reduced from $4,331 to $192 in 1993, with the difference being waived by the General Partners. Fees were reduced from $17,718 to $5,906 in 1994 with the difference being waived. In 1995, fees were reduced from $34,773 to $11,587 and for the nine months through September 30, 1996, the fees were also reduced from $36,243 to $12,081 with the difference being waived by the General Partners.

D.       Other Fees
     The Partnership Agreement provides for other fees such as reconveyance, loan assumption and loan extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

E.       Income and Losses
     All income will be credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General partners (combined) shall be a total of 1%. F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. Such reimbursements are reflected as expenses in the Statement of Income.

     The General Partners, collectively or severally are to contribute an amount equal to 1/10 of 1% of cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of September 30, 1996, a General
Partner, GYMNO Corporation, had contributed $12,270 as capital in accordance with Section 4.02 (a) of the Partnership Agreement. The computed amount is $14,180 and the difference will be made up by December 31, 1996.

4.       OTHER PARTNERSHIP PROVISIONS
A.       Applicant Status
     Subscription funds received from purchasers of units are not admitted to the Partnership until needed for appropriate lending opportunities or other proper Partnership purposes. During the period prior to the time of admission, which is anticipated to be between 1 -120 days in most cases, purchasers subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnerships mortgage investment portfolio.

     During the periods ending December 31, 1995, 1994, and 1993, and for the nine months ended September 30, 1996, interest totalling $18,908, $14,443, $4,641 and $1,854 respectively, was credited to partners while they were in applicant status. As funds were needed, applicants were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

     F. Guaranteed Interest Rate for Offering Period During the period commencing with the day a Limited Partner is admitted to the Partnership and ending 3 months after the offering termination date, the General Partners shall guarantee an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above the Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco, up to a maximum interest rate of 12%. From the date of inception through September 30, 1996, actual realization exceeded the guaranteed amount for each month.

5.       LEGAL PROCEEDINGS
The Partnership is neither a defendant nor a plaintiff in any legal actions.

6.       NOTES PAYABLE - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage investment portfolio up to $5,000,000 at .50% over prime. The balances were $1,410,000 and $1,910,000 at September 30, 1996 and December 31, 1995
respectively, and the interest rate at September 30, 1996 was 8.75% (8.25% prime + .50%).

NOTE 7 - ASSET CONCENTRATION AND CHARACTERISTICS
     The mortgage investments are secured by recorded deeds of trust. At September 30, 1996, there were 52 mortgage investments outstanding with the following characteristics:

Number of mortgage investments outstanding                                   52
Total mortgage investments outstanding                              $13,906,082

Average mortgage investment outstanding                             $   267,425
Average mortgage investment as a percent of total                          1.92%
Average mortgage investment as a percent of Partners Capital               1.88%

Largest mortgage investment outstanding                              $1,050,000
Largest mortgage investment as a percent of total                          7.55%
Largest mortgage investment as a percent of Partners Capital               7.40%

Number of counties where security is located (all California)                16
Largest percentage of mortgage investments in one county                  27.01%
Average mortgage investment to appraised value at time loan
  was consummated                                                         61.50%
Number of mortgage investments in foreclosure status                          0
Amount of mortgage investments in foreclosure                        $     0.00

     The cash balance at September 30, 1996 of $1,045,407 was in one bank with interest bearing totalling $1,013,812. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $945,407.

Item II

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On September 30, 1996, the Partnership was in the offering stage, and contributed capital totalled $14,180,211 (Limited Partners) of the approved $15,000,000 issue, in units of $100 each. Of this amount, $718,238 remained in applicant status. The partnership is seeking an approval of an additional offering of $30,000,000 that it has already filed with the Securities and Exchange Commission, the State of California and the NASD.

     At September 30, 1996, mortgage investments outstanding $13,906,082 with interest rates ranging from 10.00% to 14.50%. The Partnership began funding mortgage loans on April 14, 1993 and as of September 30, 1996, distributed income at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result is to reduce the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1996 over the next 12 months. Based upon the rates payable in connection with the existing mortgage investments, the current and anticipated interest rates to be charged by the Partnership and the
General  Partners   experience,   the  General  Partners  anticipate  that  the
annualized yield will range between eight & nine percent (8% - 9%).

     The Partnership established a line of credit with a commercial bank secured by its mortgage loans and has increased the limit from $3,000,000 to $5,000,000. Currently, it has borrowed $1,410,000 at an interest rate of prime +1/2%.This facility could increase as the Partnership capital increases. This added source of funds will help in maximizing the Partnership yield because the mortgage investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the principal and interest is paid to the bank, the amount to be retained by the Partnership will be greater than without the use of the line of credit. As of September 30, 1996, the balance remained at $1,410,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Notes and pay-off on Notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As mortgage investment opportunities become available, excess cash and available funds are invested in new mortgage investments.

     The General Partners are regularly reviewing the mortgage investments portfolio, examining the status of delinquencies, the underlying collateral securing these properties, borrowers payment records, etc.. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Currently loss reserves are $111,681 which the General Partners consider as being adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in the first half of 1996, and the State is well positioned for fast growth in the second half of the year. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity. Which of course, is healthy for our lending activity.

     In recent years, the financial services industry has seen a dramatic rise in the number of registered investment advisors working on a fee basis. While we at Redwood continue to do most of our business through traditional registered representatives, we wanted our no sales load mortgage program to be just as conveniently available to Registered Investment Advisors. Therefore, a partner who acquires a Unit directly from the Partnership in an unsolicited sale will receive a capital account in the Partnership which initially will be equal to the purchase price of Units plus an amount equal to the amount of sales commissions that would otherwise have been payable by Redwood Mortgage had the Partner acquired his Units through a Participating Broker Dealer.

I.       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP


     The following compensation has been paid to the General Partners and Affiliates for services rendered during the period ended September 30, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

    Entity Receiving         Description of Compensation
      Compensation              and Services Rendered                    Amount
-------------------------   --------------------------------------    ----------

Redwood Mortgage            Loan Servicing Fee for servicing loans     $105,595

General Partners            Asset management Fee for managing assets   $ 12,081
   &/or Affiliate           ($24,162 waived by the General Partners)

General Partners            1% interest in profits, losses and
                            distributions  of cash available for
                            distribution                               $  8,722

                            Less allocation for Syndication Costs      $    835
                                                                    ------------
                                                                       $  7,887




     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage  Loan   Brokerage   Commissions   for   services  in
                  connection with the review, selection,  evaluation,
                  negotiation,  and  extension  of the  Partnerships
                  Mortgage Investments,  paid by the borrower and not
                  by the Partnership                                   $291,323

Redwood Mortgage  Processing   and  Escrow   Fees  for   services  in
                  connection  with  notary,   document   preparation,
                  credit  investigation,  and escrow fees  payable by
                  the borrower and not by the Partnership              $  8,590

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

         MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1996

                                                   Partnership Highlights

First Trust Deeds                                              $5,906,340.23
Appraised Value of Properties*                                 14,264,629.00
   Total Investment as a % of Appraisal                               41.41%

First Trust Deed Mortgage Investments                           5,906,340.23
Second Trust Deed Mortgage Investments                          7,699,741.71
Third Trust Deed Mortgage Investments                             300,000.00
                                                          -------------------
                                                              $13,906,081.94

First Trust Deeds due other Lenders                            27,349,433.00
Second Trust Deeds due other Lenders                              360,000.00
                                                          -------------------

Total Debt                                                    $41,615,514.94

Appraised Property Value*                                     $67,672,628.00
Total Investment as a % of Appraisal                                  61.50%

Number of Mortgage Investments Outstanding                                52

Average Investment                                               $267,424.65
Average Investment as a % of Net Partners Capital                      1.88%
Largest Investment Outstanding                                  1,050,000.00
Largest Investment as a % of Net Partners Capital                      7.40%

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                 42.47%
Second Trust Deed Mortgage Investments                                55.37%
Third Trust Deed Mortgage Investments                                  2.16%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                      $1,918,537.68               13.80%
Non Owner Occupied Homes                   2,606,841.90               18.74%
Apartments                                 2,805,918.38               20.18%
Commercial                                 6,574,783.98               47.28%
                                       -----------------       --------------
Total                                    $13,906,081.94              100.00%

Statement of Conditions of Mortgage Investments

    Number of Mortgage Investments in Foreclosure                      0

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

San Mateo                                      $3,755,374.38             27.01%
Santa Clara                                     2,991,837.83             21.51%
San Francisco                                   2,531,316.12             18.20%
San Joaquin                                     1,172,433.85              8.43%
Marin                                             951,089.26              6.84%
Contra Costa                                      624,797.30              4.49%
Alameda                                           505,534.41              3.64%
Santa Barbara                                     417,734.55              3.00%
San Luis Obispo                                   300,000.00              2.16%
Fresno                                            129,462.81              0.93%
Mendocino                                         125,000.00              0.90%
El Dorado                                         118,810.72              0.85%
Sonoma                                             89,213.24              0.64%
Tuolumne                                           88,533.46              0.64%
Sacramento                                         57,852.89              0.42%
Stanislaus                                         47,091.12              0.34%
                                           ------------------        -----------
Total                                         $13,906,081.94            100.00%

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

          Item 4.           Submission of Matters to a Vote of Security Holders
                                       Not Applicable

          Item 5.           Other Information

                                     Not Applicable

          Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                     Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 4th day of November, 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 4th day of November, 1996.

Signature                            Title                           Date



----------------------
D. Russell Burwell              General Partner                 November 4, 1996



----------------------
Michael R. Burwell              General Partner                 November 4, 1996




----------------------
D. Russell Burwell         President of Gymno Corporation,      November 4, 1996
                           (Principal Executive Officer);
                           Director of Gymno Corporation



----------------------
Michael R. Burwell          Secretary/Treasurer of Gymno        November 4, 1996
                            Corporation (Principal Financial
                            and Accounting Officer);
                            Director of Gymno Corporation