Form 10-K
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1997-03-19
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1996

                                     Part I

                                                                    Page No.
Item 1 - Business                                                         4
Item 2 - Properties                                                     4-6
Item 3 - Legal Proceedings                                                7
Item 4 - Submission of Matters to a vote of Security Holders (partners)   7

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters 7
Item 6 - Selected Financial Data                                         7-9
Item 7 - Managements Discussion and Analysis of Financial Condition and
Results of Operations                                                  10-11
Item 8 - Financial Statements and Supplementary Data                   12-30
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         31

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant              31
Item 11 - Executive Compensation                                          32
Item 12 - Security Ownership of Certain Beneficial Owners and management  33
Item 13 - Certain Relationships and Related Transactions                  33

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.                                                 33-34

Signatures                                                                35

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

  For the year ended December 31, 1996 Commission file number 33-49946
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      California                                             94-3158788
------------------------- -----------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA              94063
------------------------------------------------------------------------------
(address of principal executive offices)                (zip code)

Registrants telephone No. including area code         (415) 365-5341
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------------------------------------------------------------------
Limited Partnership Units                              None
-------------------------------------------------------------------------------

Securities registered pursuant to
 Section 12(g) of the Act:                       Limited Partnership Units

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES               XXXX                                  NO
--------------------------------             ----------------------------------

     As of December 31, 1996, the limited partnership units purchased by non affiliates was 152,415.1480 units computed at $100.00 a unit for $15,241,514.80

Documents incorporated by reference:

     Portions of the Prospectus dated May 19, 1993, and a revised Prospectus came into effect on December 4, 1996, are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #33-49946 are referenced in part IV.

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VIII, a California limited partnership (the Partnership), is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate. Loans are arranged and serviced by Redwood Home Loan Co., (dba Redwood Mortgage) an affiliate of the General Partners. The Partnerships objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the Partnerships capital. Investors should not expect the Partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. The Partnership is intended to serve as an investment alternative for investors seeking current income. However, unlike other investments which are intended to provide current income, an investment in the Partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

     Initially, a minimum of 2,500 Units ($250,000) and a maximum of 150,000 Units $15,000,000) were sold. This initial offering closed on October 31, 1996. Subsequently, the Partnership commenced a second offering of up to 300,000 additional Units ($30,000,000) commencing on December 4, 1996. All units are being offered on a best efforts basis, which means that no one is guaranteeing that any minimum number of Units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc. (See TERMS OF THE OFFERING and PLAN OF DISTRIBUTION).

     The Partnership began selling Units in February, 1993, and began investing in mortgages in April, 1993. At December 31, 1996, the Partnership has investments in Mortgage Investments with principal balances totalling $15,642,990 with interest rates thereon ranging from 10.00% to 14.50%. Currently First Trust Deeds comprise 41.84% of the Mortgage Investment portfolio with Junior loans (2nd and 3rd Trust Deeds) making up 58.16%. Owner-occupied homes, combined with non-owner occupied Mortgage Investments, total 26.19 % of the Mortgage Investment. Loans secured by apartments make up 16.12% of the total Mortgage Investments. Commercial Mortgage Investments, now comprising 57.69% of the portfolio, have increased 14.22% from last year. 74.49% of the total Mortgage Investments, are in six counties of the Bay Area, County of San Joaquin makes up 7.49% of the Mortgage Investments and the balance of Mortgage
Investments are primarily in Northern California. Mortgage Investment size increased this past year, and is now averaging $312,860 per Mortgage Investment, up from $231,678 in 1995. Some of the Mortgage Investments are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 41.79%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnerships Mortgage Investment portfolio is in good condition with only one property in foreclosure as of the end of December, 1996.

Item 2 - Properties

     At December 31, 1996, the Partnership owned one piece of property, a vacant lot, through foreclosure valued at $66,991. Additionally, the Partnership wholly owns a limited liability company (LLC), whose asset is a partially completed single family residence. This partially completed single family residence was originally foreclosed upon by the Partnership and subsequently transferred to the (LLC). In 1995, the Partnership chose to allow a senior lender to foreclose out its deed of trust on one of its secured investments. The Partnership has commenced a legal action to collect its debt and has recorded the sum involved as Other Receivables on the financial statements.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                $6,545,779.70
Appraised Value of Properties                                    14,694,294.00
  Total Investment as a % of Appraisal                                  44.55%
Second Trust Deed Mortgage Investments                            8,797,210.57
Third Trust Deed Mortgage Investments                               300,000.00
First Trust Deeds due other Lenders                              24,801,374.00
Second Trust Deeds due other Lenders                                360,000.00

Total Debt                                                      $40,804,364.27

  Appraised Property Value                                      $70,100,408.00
  Total Investments as a % of Appraisal                                 58.21%

Number of Mortgage Investments Outstanding                                  50

Average Investment                                                 $312,859.81
Average Investment as a % of Net Assets                                  1.98%
Largest Investment Outstanding                                    1,450,000.00
Largest Investment as a % of Net Assets                                  9.19%

Loans as a Percentage of Total Mortgage Investments

First Trust Deeds                                                       41.84%
Second Trust Deeds                                                      56.24%
Third Trust Deeds                                                        1.92%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by
Type of Property                        Amount              Percent

Owner Occupied Homes                   $1,808,920.97            11.56%
Non-Owner Occupied Homes                2,288,035.93            14.63%
Apartments                              2,521,515.06            16.12%
Commercial                              9,024,518.31            57.69%
                                   ------------------      ------------

Total                                 $15,642,990.27           100.00%

     The following is a distribution of Mortgage Investments outstanding as of December 31, 1996 by Counties.

County                                Total                     Percent
                              Mortgage Investments

San Mateo                              $3,259,389.91             20.84%
San Francisco                           3,218,843.55             20.58%
Santa Clara                             3,024,309.66             19.33%
Stanislaus                              1,496,312.75              9.56%
San Joaquin                             1,171,192.57              7.49%
Marin                                   1,128,849.46              7.22%
Contra Costa                              624,343.77              3.99%
Santa Barbara                             416,828.99              2.66%
Alameda                                   396,587.00              2.53%
San Luis Obispo                           300,000.00              1.92%
Fresno                                    129,384.67              0.83%
Mendocino                                 125,000.00              0.80%
El Dorado                                 118,810.72              0.76%
Sonoma                                     88,732.76              0.57%
Tuoloume                                   87,507.78              0.56%
Sacramento                                 56,896.68              0.36%
                             ------------------------        -----------

Total                                  15,642,990.27            100.00%


Statement of Condition of Mortgage Investments
         Number of Loans in Foreclosure                       1

Item 3 - Legal Proceedings

     In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect/ recoup its investment from the real property secured by the deeds of trust. None of these actions would typically be of any material importance. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 - Submission of matters to vote of Security Holders (Partners).

No matters have been submitted to a vote of the Partnership.

                                     Part II

Item 5 - Market for the Registrants Units and Related Partnership Matters.

     3000,000 units at $100 each (minimum 20 units) are being offered (150,000 units were previously offered and sold) through broker-dealer member firms of the National Association of Securities Dealers on a best efforts basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.

     A description of the Partnership units, transfer restrictions and withdrawal provisions is more fully described under the section entitled Description of Units and summary of Limited Partnership Agreement, pages 67 through 75 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VIII began operations in April 1993. Financial results for years 1984 to 1995 for prior partnerships are incorporated by reference to the Prospectus (S-11) dated December 4, 1996, Table III pages 104 through 138.

     Financial condition and results of operation for the Partnership for three years to December 31, 1996 were:

                                                             Balance Sheet
                                                                Assets

                                                                                                    December 31,
                                                                             ------------------------------------------------------

                                                                                   1996                  1995                  1994
                                                                         --------------          -------------       --------------

Cash .............................................................         $    664.434          $    380,318          $    397,176
Accounts Receivable:
   Mortgage investments secured by Deeds of Trust ................           15,642,990            12,047,252             6,484,707
   Accrued interest and other fees ...............................              196,530               113,301                75,345
   Advances on Mortgage Investments ..............................                8,679                 8,431                 1,053
   Other receivables - Unsecured .................................               75,334                71,316                     0
   Less allowance for losses .....................................             (117,803)              (39,152)              (13,120)
Investment in Limited Liability Corporation ......................              191,139                     0                     0
Real estate owned, net ...........................................               66,991                     0                     0
Formation loan due from Redwood Mortgage .........................            1,073,706               775,229               525,256
Organization cost net of amortization ............................                4,375                 6,875                 9,375
Prepaid Expenses .................................................               20,720                17,718                     0
Due from General Partners/Related Companies ......................                  311                 3,049                     0

                                                                           ------------          ------------          ------------
                                                                           $ 17,827,406          $ 13,384,337          $  7,479,792
                                                                           ------------          ------------          ------------



                        Liabilities and Partners Capital

                                                                          December 31,
                                                      -----------------------------------------------------

                                                                                              1996             1995             1994
                                                                                    --------------    -------------      -----------


Liabilities:
Deferred interest ...............................................................      $   217,480      $         0      $         0
Note payable - Bank .............................................................        1,500,000        1,910,000                0
Accounts payable ................................................................           20,625            4,010                0
Subscriptions to partnership in applicant status ................................          310,937                0          189,300
                                                                                       -----------      -----------      -----------
                                                                                       $ 2,049,042      $ 1,914,010      $   189,300

Partners Capital ................................................................       15,778,364       11,470,327        7,290,492
---------------------------------------------------------------------------------      -----------      -----------      -----------
                                                                                       $17,827,406      $13,384,337      $ 7,479,792
                                                                                       -----------      -----------      -----------


                               Statement of Income



Gross revenue ................................................................        $1,570,723        $  964,780        $  468,546
Expenses .....................................................................           337,198           109,039            44,234
                                                                                      ----------        ----------        ----------
Income before interest credited to Partners in applicant status ..............         1,233,525           855,741           424,312
Interest credited to Partners in applicant status ............................             2,618            18,908            14,443
------------------------------------------------------------------------------        ----------        ----------        ----------

Net Income ...................................................................        $1,230,907        $  836,833        $  409,869
                                                                                      ==========        ==========        ==========

Net income to General Partners (1%) ..........................................        $   12,309        $    8,368        $    4,099
                                                                                      ==========        ==========        ==========

Net Income to Limited Partners (99%) .........................................        $1,218,598        $  828,465        $  405,770
                                                                                      ==========        ==========        ==========


Net Income per $1,000  invested by Limited  Partners  for entire period
      (annualized)
   - where income is reinvested and compounded ...............................        $       84        $       83        $       81
                                                                                      ==========        ==========        ==========

   - where partner receives income in monthly distributions ..................        $       81        $       80        $       79
                                                                                      ==========        ==========        ==========

     The financial results for the year ending December 31, 1994, reflects net income of $409,869 which is an annualized yield of approximately 8.16% based on the average amount invested during the year. Annualized yield for 1995 was 8.33%, and for 1996 was 8.39%. An average annualized yield since inception through December 31, 1996, was 8.36%.

Item II

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On December 31, 1996, the Partnership was in the offering stage of its second offering, and contributed capital totalled $15,242,954 (Limited Partners). Of this amount, $310,937 remained in applicant status. The
Partnership has sought and received approval of an additional offering of $30,000,000 from the Securities and Exchange Commission, the State of California and the NASD, effective on December 4, 1996. Accordingly, the Partnership had approval of an aggregate offering of $45,000,000 in Units of $100 each.

     At December 31, 1996, the Partnerships Mortgage Investments outstanding totalled $15,642,990 with interest rates ranging from 10.00% to 14.50%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of December 31, 1996, distributed earnings at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1997 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     The Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $5,000,000. Currently, it has borrowed $1,500,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available because the mortgage investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the principal and interest is paid to the bank, the amount to be retained by the Partnership will be greater than without the use of the line of credit. As of December 31, 1996, the balance remained at $1,500,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As mortgage investment opportunities become available, excess cash and available funds are invested in new mortgage investments.

     The General Partners are regularly reviewing the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these properties, borrowers payment records, etc.. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Currently loss reserves are $117,803 which the General Partners consider adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity. Which of course, is healthy for our lending activity.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VIII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

        -  Independent Auditors Report,
        -  Balance Sheets - December 31, 1996, and December 31, 1995,
        -  Statements of Income for the three years ended December 31, 1996.
        -  Statements of Partners Capital for the three years ended
            December 31, 1996.
        -  Statements of Cash Flows for the three years ended December 31, 1996.
        -  Notes to Financial Statements - December 31, 1996.

B-Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

        -  Schedule VIII  - Valuation of Qualifying Accounts,
        -  Schedule II,   - Amounts receivable from related parties and
                            underwriters, promoters, and employees other than related parties
        -  Schedule XII   - Mortgage Investments on real estate.
        -  Schedule IX    - Short Term Borrowings.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                         (With Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                               Lafayette CA 94549
                                 (510) 284-3590




                          INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VIII

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1996 and 1995 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VIII as of December 31, 1996 and 1995, and the results of its operations and cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




                              /S/ A. Bruce Cropper
                                PARODI & CROPPER








Lafayette, California
February 28, 1997


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                                                                          1996                  1995
                                                                                                ---------------      ---------------


Cash ...................................................................................           $   664,434           $   380,318
                                                                                                   -----------           -----------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust ......................................            15,642,990            12,047,252
  Accrued Interest on Mortgage Investments .............................................               196,530               113,301
  Advances on Mortgage Investments .....................................................                 8,679                 8,431
  Accounts receivables, unsecured ......................................................                75,334                71,316
                                                                                                   -----------           -----------
                                                                                                    15,923,533            12,240,300

  Less allowance for doubtful accounts .................................................               117,803                39,152
                                                                                                   -----------           -----------
                                                                                                    15,805,730            12,201,148
                                                                                                   -----------           -----------

Real Estate owned, acquired through foreclosure, at estimated net
  realizable value .....................................................................                66,991                     0
Investment in limited liability corporation, at cost which
  approximates market ..................................................................               191,139                     0
Formation loan due from Redwood Mortgage ...............................................             1,073,706               775,229
Organization costs, less accumulated amortization of $8,125
 and $5,625, respectively ..............................................................                 4,375                 6,875
Due from related companies .............................................................                   311                 3,049
Prepaid expense-deferred loan fee ......................................................                20,720                17,718
                                                                                                   -----------           -----------

                                                                                                   $17,827,406           $13,384,337
                                                                                                   ===========           ===========


                        LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Accounts payable and accrued expenses ................................................           $    20,625           $     4,010
  Note payable - bank line of credit ...................................................             1,500,000             1,910,000
  Deferred interest income .............................................................               217,480                     0
  Subscriptions to partnership in applicant status .....................................               310,937                     0
                                                                                                   -----------           -----------
                                                                                                     2,049,042             1,914,010

Partners Capital .......................................................................            15,778,364            11,470,327
                                                                                                   -----------           -----------

                                                                                                   $17,827,406           $13,384,337
                                                                                                   ===========           ===========


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------------

                                                                                            1996              1995              1994
                                                                                 ---------------      ------------     -------------

Revenues:
  Interest on Mortgage Investments ...........................................        $1,562,296        $  945,573        $  450,983
  Interest on bank deposits ..................................................             4,083            13,120            15,739
  Late charges ...............................................................             3,847             3,876             1,704
  Miscellaneous ..............................................................               497             2,211               120
                                                                                      ----------        ----------        ----------
                                                                                      ----------        ----------        ----------
                                                                                       1,570,723           964,780           468,546
                                                                                      ----------        ----------        ----------

Expenses:
  Interest on note payable - bank ............................................           188,638            25,889                 0
  Amortization of loan origination fees ......................................            11,999             2,531                 0
  Provision for doubtful accounts and losses on real estate
    acquired through foreclosure .............................................            55,383            26,032            13,120
  Asset management fee - General Partner .....................................            17,053            11,587             5,906
  Amortization of organization costs .........................................             2,500             2,500             2,500
  Clerical costs through Redwood Mortgage ....................................            38,799            22,769            10,664
  Professional services ......................................................            17,687            16,178            10,244
  Printing, supplies and postage .............................................             1,192                92               917
  Other ......................................................................             3,947             1,461               883
                                                                                      ----------        ----------        ----------
                                                                                         337,198           109,039            44,234
                                                                                      ----------        ----------        ----------

Income before interest credited to partners in applicant status ..............         1,233,525           855,741           424,312

Interest credited to partners in applicant status ............................             2,618            18,908            14,443
                                                                                      ----------        ----------        ----------

Net Income ...................................................................        $1,.230,907       $  836,833        $  409,869
                                                                                      ==========        ==========        ==========

Net income:  To General Partners(1%) .........................................        $   12,309        $    8,368        $    4,099
                     To Limited Partners (99%) ...............................         1,218,598           828,465           405,770
                                                                                      ==========        ==========        ==========
Total - net income ...........................................................        $1,230,907        $  836,833        $  409,869
                                                                                      ==========        ==========        ==========

Net income per $1,000 invested by Limited
 Partners for entire period:
-where income is reinvested and compounded ...................................        $       84        $       83        $       81
                                                                                      ==========        ==========        ==========

-where partner receives income in monthly distributions ......................        $       81        $       80        $       79
                                                                                      ==========        ==========        ==========


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                          PARTNERS CAPITAL
                                                                      --------------------------------------------------------------
                                                   PARTNERS IN                                          UNALLOCATED
                                                    APPLICANT          GENERAL          LIMITED         SYNDICATION
                                                     STATUS           PARTNERS         PARTNERS             COSTS             TOTAL
                                              --------------     -------------      -----------        ------------        --------


Balances at December 31, 1993 ............          128,772             2,887         2,809,535          (190,342)        2,622,080

Contributions on application .............        4,560,683                 0                 0                 0                 0

Interest credited to partners in .........           14,443                 0                 0                 0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn .....................           (5,774)                0                 0                 0                 0
  Transfers to Partners capital ..........       (4,508,824)            4,542         4,504,282                 0         4,508,824

Net income ...............................                0             4,099           405,770                 0           409,869
Syndication costs incurred ...............                0                 0              0.00           (81,023)          (81,023)
Allocation  of syndication costs .........                0              (347)          (34,349)           34,696                 0
Partners withdrawals .....................                0            (3,444)         (165,814)                0          (169,258)
                                                -----------       -----------       -----------       -----------       -----------

Balances at December 31, 1994 ............          189,300             7,737         7,519,424          (236,669)        7,290,492

Contributions on application .............        3,634,264                 0                 0                 0                 0

Interest credited to partners in .........           18,908                 0                 0                 0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn .....................           (7,673)                0                 0                 0                 0
  Transfers to Partners capital ..........       (3,834,799)            3,588         3,831,211                 0         3,834,799

Net income ...............................                0             8,368           828,465                 0           836,833
Syndication costs incurred ...............                0                 0                 0          (175,334)         (175,334)
Allocation of syndication costs ..........                0              (859)          (85,045)           85,904                 0
Partners withdrawals .....................                0            (7,509)         (308,554)                0          (316,063)
Early withdrawal penalties ...............                0                 0              (564)              164              (400)
                                                -----------       -----------       -----------       -----------       -----------

Balances at December 31, 1995 ............      $      0.00            11,325        11,784,937          (325,935)       11,470,327

Contributions on application .............        4,172,718                 0                 0                 0                 0

Interest credited to partners in .........            2,618                 0                 0                 0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn .....................             (863)                0                 0                 0                 0
  Transfers to Partners capital ..........       (3,863,536)            4,224         3,859,312                 0         3,863,536

Net income ...............................                0            12,309         1,218,598                 0         1,230,907
Syndication costs incurred ...............                0                 0                 0          (214,689)         (214,689)
Allocation of syndication costs ..........                0            (1,177)         (116,523)          117,700                 0
Partners withdrawals .....................                0           (11,132)         (553,027)                0          (564,159)
Early withdrawal penalties ...............                0                 0          (12,108)            4,550            (7,558)
                                                -----------       -----------       -----------       -----------       -----------

Balances at December 31, 1996 ............          310,937            15,549        16,181,189          (418,374)       15,778,364
                                                ===========       ===========       ===========       ===========       ===========

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A Califonira Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------------------

                                                                                         1996               1995               1994
                                                                                --------------      -------------      -------------

Cash flows from operating activities:
  Net income ..............................................................       $ 1,230,907        $   836,833        $   409,869
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs ....................................             2,500              2,500              2,500
    Increase in allowance for doubtful accounts ...........................            78,651             26,032             13,120
    Increase in account payable ...........................................            16,615              4,010                  0
    (Increase) in accrued interest & advances .............................           (83,477)           (45,334)           (63,008)
    (Increase) decrease in amount due from related companies ..............             2,738             (3,049)             2,493
    (Increase) in deferred loan fee .......................................            (3,002)           (17,718)                 0
    Increase in deferred interest income ..................................           217,480                  0                  0
                                                                                  -----------        -----------        -----------
      Net cash provided by operating activities ...........................         1,462,412            803,274            364,974
                                                                                  -----------        -----------        -----------

Cash flows from investing activities:

  Net (increase) decrease in:
       Mortgage Investments ...............................................        (3,595,738)        (5,562,545)        (4,148,033)
       Formation loan .....................................................          (298,477)          (249,973)          (319,302)
       Accounts receivables, unsecured ....................................            (4,018)           (71,316)                 0
       Real estate acquired through foreclosure ...........................           (66,991)                 0                  0
       Investment in limited liability corporation ........................          (191,139)                 0                  0
                                                                                  -----------        -----------        -----------

      Net cash used in investing activities ...............................        (4,156,363)        (5,883,834)        (4,467,335)
                                                                                  -----------        -----------        -----------

Cash flows from financing activities

 Increase (decrease) in note payable-bank .................................          (410,000)         1,910,000                  0
 Contributions by partner applicants ......................................         4,172,718          3,634,264          4,560,683
 Interest credited to partners in applicant status ........................             2,618             18,908             14,443
 Interest withdrawn by partners in applicant status .......................              (863)            (7,673)            (5,774)
 Partners withdrawals .....................................................          (564,159)          (316,063)          (169,258)
 Early withdrawal penalties, net ..........................................            (7,558)              (400)                 0
 Syndication costs incurred ...............................................          (214,689)          (175,334)           (81,023)
                                                                                  -----------        -----------        -----------

      Net cash provided by financing activities ...........................         2,978,067          5,063,702          4,319,071
                                                                                  -----------        -----------        -----------

Net increase in cash equivalents ..........................................           284,116            (16,858)           216,710

Cash - beginning of period ................................................           380,318            397,176            180,466
                                                                                  -----------        -----------        -----------

Cash - end of period ......................................................       $   664,434        $   380,318        $   397,176
                                                                                  ===========        ===========        ===========

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At December 31, 1996, the Partnership was in the offering stage, wherein contributed capital totalled $15,242,954 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each. Of this amount, $310,937 remained in applicant status.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000) of which the total of $310,937 was in applicant status at December 31, 1996. As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each months income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership will loan to Redwood Mortgage, an affiliate of the General Partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the Formation Loan. It is unsecured and non-interest bearing.

     The Formation Loan relating to the initial $15,000,000 offering totalled $1,074,840, which was 7.2% of limited partners contributions of $14,932,017 (under the limit of 9.1% relative to the initial offering). It is to be repaid, without interest, in ten annual installments of principal, which must commence on January 1, following the year the initial offering closes, which was in 1996.

     The Formation Loan relating to the second offering ($30,000,000) totalled $15,384 at December 31, 1996, which was 4.9% of the limited partners contributions of $310,937. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment to be made by December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

The following summarizes Formation Loan transactions to December 31, 1996:

                                                                          Initial              Subsequent                   Total
                                                                        Offering of           Offering of
                                                                        $15,000,000           $30,000,000
                                                                    ---------------        ---------------         ---------------

Limited Partner contributions ...............................          $ 14,932,017            $    310,937           $ 15,242,954
                                                                       ============            ============           ============

Formation Loan made .........................................          $  1,074,840                  15,384              1,090,224
Payments to date ............................................                (8,960)                      0                 (8,960)
Early withdrawal penalties applied ..........................                (7,558)                      0                 (7,558)
                                                                       ------------            ------------           ------------

Balance December 31, 1996 ...................................          $  1,058,322            $     15,384           $  1,073,706
                                                                       ============            ============           ============

Percent loaned of Partners contributions ....................                   7.2%                    4.9%                   7.2%
                                                                       ============            ============           ============


     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, registration and filing fees and other costs), will be paid by the Partnership.

     Through December 31, 1996, organization costs of $12,500 and syndication costs of $670,610 had been incurred by the Partnership with the following distribution:

                                                    Syndication Costs
                                           -------------------------------------
                                                    Offering
                                           ----------------------------
                                               Initial     Subsequent               Organization
                                             15,000,000    30,000,000      Total        Costs        Total
                                             -----------  -----------     ------      ---------    --------


Costs incurred ............................   $ 569,865      100,745     670,610       12,500      683,110
Early withdrawal penalties ................      (4,714)           0      (4,714)           0       (4,714)
applied
Allocated and amortized to ................    (247,522)           0    (247,522)      (8,125)    (255,647)
date

-------------------------------------------   ---------    ---------   ---------    ---------    ---------

December 31, 1996 balance .................   $ 317,629      100,745     418,374        4,375      422,749
===========================================   =========    =========   =========    =========    =========

     Organization and syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totalled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

     As of December 31, 1996, syndication costs attributable to the subsequent offering ($30,000,000) totalled $100,745, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues and expenses are accounted for on the accrual basis of accounting.

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, and filing fees. Organizational costs have been capitalized and will be amortized over a five year period. Syndication costs are charged against partners capital and are being allocated to individual partners consistent with the partnership agreement.

     When property is acquired through foreclosure, it is held for sale to return the funds to the Mortgage Investment portfolio. Such property is recorded at cost which includes the principal balance of the former Mortgage Investment made by the Partnership, plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income, or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is included in an allowance for losses and deducted from cost in the Balance Sheet to arrive at the carrying value of such property. ($66,991 at December 31, 1996).

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful account to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

     No provision for Federal and State income taxes will be made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners pro rata share of Partners Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

     A. Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, not an expense of the partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     B. Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Currently, such servicing fees are at 1/12 of 1% per month (1% annually). Amounts remitted to the Partnership and recorded as interest on Mortgage Investments is net of such fees. In 1994, $15,278 of the total mortgage servicing fees of $44,405 were waived by Redwood Mortgage. In 1995, and 1996, Redwood Mortgage received the total mortgage servicing fees earned of $85,456 and $155,912 respectively.

     C. Asset Management Fee The General Partners will receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). Fees were reduced by the General Partners from $17,718 to $5,906 in 1994, with the difference being waived. In 1995, and 1996, fees were reduced from $34,773 to $11,587 and from $51,158 to $17,053 respectively, with the differences being waived by the General Partners.

     D. Other Fees The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of December 31, 1996 a General Partner, GYMNO Corporation, had contributed $15,241, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

     A. Applicant Status Subscription funds received from purchasers of units are not admitted to the Partnership until appropriate lending opportunities are available. During the period prior to the time of admission, which is anticipated to be between 1-120 days in most cases, purchasers subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnerships Mortgage Investment portfolio.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     During the periods ending December 31, 1996, 1995, and 1994, interest totalling $2,618, $18,908 and $14,443 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

     B. Term of the Partnership The term of the Partnership is approximately 40 years, unless sooner terminated as provided. The provisions provide for no capital withdrawal for the first five years, subject to the penalty provision set forth in (E) below. Thereafter, investors have the right to withdraw over a five-year period, or longer.

     C. Election to Receive Monthly, Quarterly or Annual Distributions Upon subscriptions, investors elect either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, an investor may subsequently change his election.

     D. Profits and Losses Profits and losses are allocated among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

     E. Liquidity, Capital Withdrawals and Early Withdrawals There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is illiquid. Limited Partners have no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account and the balance distributed in four quarterly installments. Withdrawal after the one-year holding period and before the five-year holding period will be permitted only upon the terms set forth in the Partnership Agreement.

     Limited Partners will also have the right after five years from the date of purchase of the Units to withdraw from the partnership on an installment basis, generally over a five year period in twenty (20) quarterly installments or longer. Once this five year period expires, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer.
Notwithstanding the five-year (or longer) withdrawal period, the General partners will liquidate all or part of a Limited Partners capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn pursuant to the five-year (or longer) withdrawal period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital is restricted to the availability of Partnership cash flow.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     F. Guaranteed Interest Rate For Offering Period During the period commencing with the day a Limited Partner is admitted to the Partnership and ending 3 months after the offering termination date, the General partners shall guarantee an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco on a monthly basis, up to a maximum interest rate of 12%. To date, actual realization exceeded the guaranteed amount for each month.

NOTE 5- LEGAL PROCEEDINGS
The Partnership is not a defendant in any legal actions.


     NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT The Partnership has a bank line of credit of up to $5,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $1,500,000 and $1,910,000 at December 31, 1996, and 1995, respectively, and the interest rate was 8.75% at December 31, 1996, (8.25% prime plus .50%).

     NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation which will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

     NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 50 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                 50
Total Mortgage Investments outstanding                            $15,642,990

Average Mortgage Investment outstanding                              $312,860
Average Mortgage Investment as percent of total                          2.00%
Average Mortgage Investment as percent of Partners Capital               1.98%

Largest Mortgage Investment outstanding                            $1,450,000
Largest Mortgage Investment as percent of total                          9.27%
Largest Mortgage Investment as percent of Partners Capital               9.19%

Number of counties where security is located (all California)              16
Largest percentage of Mortgage Investments in one county                20.84%
Average Mortgage Investment to appraised value of security at time
  loan was consummated                                                  58.21%

Number of Mortgage Investments in foreclosure status                        1
Amount of Mortgage Investments in foreclosure                        $118,811

     The cash balance at December 31, 1996 of $664,434 was in one bank with interest bearing balances totalling $605,871. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $564,434.


                                 SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                       Column B                Column C            Column D                   Column E
Name of Debtor                 Balance Beginning       Additions                 Deductions            Balance at end of period
                               of period 12/31/95                             (1)               (2)             (1)         (2)
                                                                           Amounts            Amounts         Current    Not Current
                                                                          collected         written off              12/31/96

Redwood Mortgage ............        $  775,229        $  314,996        $    8,960        $    7,559        $   0.00     $1,073,706

     The above schedule represents the formation loan borrowed by Redwood Mortgage from the Partnership to pay for the selling commissions on units. It is an unsecured loan and will not bear interest. It will be repaid to the Partnership in ten annual installments as described in Note 1 A to the financial statements. The amount written off represents the proportionate amount of early withdrawal penalties allocated to the formation loan as provided in the prospectus.


                                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                    REDWOOD MORTGAGE INVESTORS VIII


Column A                                       Column B                     Column C                Column D           Column E
Description                                    Balance                      Additions               Deductions         Balance at
                                               beginning of        ----------------------------     Describe           End of Period
                                               period           (1)                 (2)
                                                            Charged to            Charged to
                                                            Costs & Expenses      Other accounts -
                                                                                  Describe

Year Ended
12/31/96

Deducted from
Asset accounts:
Allowance for
Doubtful accts .....................            $ 39,152            $ 55,383            $ 23,268               0.00         $117,803

SCHEDULE XII

                      MORTGAGE INVESTMENTS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B    Col. C     Col. D     Col. E     Col. F       Col. G         Col. H     Col. I     Col. J
Descp.    Interest  Final      Periodic   Prior      Face Amt.    Carrying     Principal    Type of    Geographic
          Rate      Maturity   Payment    Liens      of           amount of    amount of    Lien       County
                    Date       Terms                 Mortgage     Mortgage     Mortgage                Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest

Apts       14.500%   01/01/94   1,570.84    164,805   130,000.00    130,000.0     0.00      2nd Mtg    San Mateo
Comm.      13.750%   10/01/96     458.33       0.00    40,000.00    40,000.00     0.00      1st Mtg    Santa Clara
Comm       12.500%   04/05/08   1,235.89       0.00   100,273.36    87,507.78     0.00      1st Mtg    Tuolume
Res.       12.000%   05/01/98     721.32       0.00    70,125.00    69,084.03     0.00      1st Mtg    San Francisco
Res.       12.000%   07/01/98   1,337.20     37,236   130,000.00   118,810.72  118,810.72   2nd Mtg    El Dorado
Comm       12.000%   09/01/03     848.61       0.00    82,500.00    81,345.94     0.00      1st Mtg    Alameda
Comm       11.000%   09/01/05     846.15    846,019    67,500.00    56,896.68     0.00      2nd Mtg    Sacramento
Comm       12.000%   11/01/98   2,057.23      5,635   200,000.00    74,423.44     0.00      2nd Mtg    San Francisco
Comm       10.000%   12/01/98   1,689.33       0.00   192,500.00   190,039.09     0.00      1st Mtg    Alameda
Comm       12.000%   02/01/99   5,131.13       0.00   468,000.00   503,457.45     0.00      1st Mtg    Santa Clara
Res.       10.500%   03/01/99     402.49       0.00    44,000.00    43,334.36     0.00      1st Mtg    Santa Clara
Res        10.250%   04/01/97     797.79     63,244    93,400.00    88,732.76     0.00      2nd Mtg    Sonoma
Comm       12.000%   06/01/04   4,476.20       0.00   425,000.00   416,828.99     0.00      1st Mtg    Santa Barbara
Comm       10.750%   06/01/97   2,508.33       0.00   280,000.00   280,000.00     0.00      1st Mtg    San Mateo
Apts       11.500%   11/01/99   1,980.58    713,917   200,000.00   198,204.19     0.00      2nd Mtg    San Joaquin
Res.       11.000%   12/01/03   3,185.37  1,060,486   325,000.00   319,746.90     0.00      2nd Mtg    San Francisco
Res        11.000%   04/01/99   4,999.70    775,649   525,000.00   520,343.77     0.00      2nd Mtg    Contra Costa
Apts       11.500%   04/01/05   1,928.65       0.00   400,000.00   194,758.33     0.00      1st Mtg    San Francisco
Res.       11.500%   04/01/00     792.24    259,886    80,000.00    79,439.15     0.00      2nd Mtg    San Mateo
Comm       11.875%   05/01/05   2,088.00       0.00   200,000.00   197,605.96     0.00      1st Mtg    San Francisco
Comm       12.500%   07/01/00   1,387.44       0.00   130,000.00   129,384.67     0.00      1st Mtg    Fresno
Res        11.750%   07/01/00     802.36     74,551    66,000.00    65,201.97     0.00      2nd Mtg    Alameda
Apts       12.000%   08/01/00   6,951.28  3,033,304   660,000.00   653,937.66     0.00      2nd Mtg    San Joaquin
Res        11.000%   09/01/05     688.76       0.00    50,000.00    46,312.75     0.00      1st Mtg    Stanislaus
Comm       12.000%   11/30/98   7,500.00  3,000,000   750,000.00   750,000.00     0.00      2nd Mtg    San Mateo
Comm       12.000%   10/01/96     600.00    290,711    60,000.00    60,000.00     0.00      2nd Mtg    Alameda
Res        12.250%   10/01/96   2,476.18    395,597   250,000.00   238,000.00     0.00      2nd Mtg    San Francisco
Comm.      12.000%   12/31/99  10,500.00  5,691,116  1,050,000.00 1,050,000.00    0.00      2nd Mtg    Santa Clara
Res.       12.000%   04/30/97   7,078.21       0.00   770,000.00   687,851.60     0.00      1st Mtg    Marin
Apts       11.875%   01/01/01   4,330.76       0.00   425,000.00   423,554.55     0.00      1st Mtg    San Mateo
Res        11.875%   01/01/01   2,292.76       0.00   225,000.00   224,234.71     0.00      1st Mtg    San Mateo
Comm       12.500%   01/01/06   3,415.23       0.00   320,000.00   319,050.72     0.00      1st Mtg    San Joaquin
Comm       11.750%   02/01/99   1,018.34       0.00   104,000.00   104,000.00     0.00      1st Mtg    Contra Costa
Comm       11.875%   02/01/06   4,541.40       0.00   435,000.00   432,524.66     0.00      1st Mtg    San Mateo
Comm       12.000%   03/01/01     789.92       0.00    75,000.00    74,582.34     0.00      1st Mtg    San Mateo
Comm       12.000%   12/31/01   9,792.73  5,492,794   955,000.00   979,272.93     0.00      2nd Mtg    Santa Clara
Land       12.500%   04/01/98   3,125.00    574,089   300,000.00   300,000.00     0.00      3rd Mtg    San Luis Obispo
Comm       12.000%   03/15/98   4,000.00    300,000   400,000.00   400,000.00     0.00      2nd Mtg    Santa Clara
Res        11.500%   04/01/06   1,039.81       0.00   105,000.00   104,706.97     0.00      1st Mtg    San Francisco
Res        11.500%   02/27/97   1,197.92    150,301   125,000.00   125,000.00     0.00      2nd Mtg    San Francisco
Res        11.750%   11/01/97   2,904.47       0.00   325,000.00   290,572.52     0.00      1st Mtg    San Mateo
Res        12.000%   12/01/97   4,552.97       0.00   910,000.00   440,997.86     0.00      1st Mtg    Marin
Res        12.000%   08/01/01   1,250.00       0.00   125,000.00   125,000.00     0.00      1st Mtg    Mendocino
Apts       12.000%   02/01/98   9,106.84    883,750  1,427,500.00  921,060.33     0.00      2nd Mtg    San Francisco
Res        11.500%   09/01/11     759.33       0.00    65,000.00    64,586.83     0.00      1st Mtg    San Mateo
Res        11.000%   08/30/98   4,079.17    372,417   445,000.00   445,000.00     0.00      2nd Mtg    San Mateo
Comm       12.000%   03/01/01     684.60     74,754    65,000.00    64,895.15     0.00      2nd Mtg    San Mateo



Col. A    Col. B     Col. C    Col. D     Col. E     Col. F       Col. G         Col. H     Col. I     Col. J
Descp.    Interest   Final     Periodic   Prior      Face Amt.    Carrying     Principal    Type of    Geographic
          Rate       Maturity  Payment    Liens      of           amount of    amount of    Lien       County
                     Date      Terms                 Mortgage     Mortgage     Mortgage                Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest


Comm        11.750%  11/01/01  10,089.29       0.00   975,000.00   974,457.59     0.00      1st Mtg    San Francisco
Comm        12.000%  02/01/99      84.98     20,800    18,000.00     8,244.92     0.00      2nd Mtg    Santa Clara
Land        12.000%  01/01/00     14,500    880,313  1,450,000.00 1,450,000.00    0.00      2nd Mtg    Stanislaus

                               ---------- ---------- ------------ ------------ ------------

Total                      $160,595.13  $25,161,374.00 $17,113,798.36  $15,642,990.27 $118,810.72

Schedule XII

Reconciliation of carrying amount of Mortgage Investments at close of period (12/31/96)

Balance at beginning of period 1/01/96                              $12,047,252
Additions during period:
New Mortgage Investments                           $13,148,944
Other                                                      0        $13,148,944
-------------------------------------------------------------------------------
                                                                    $25,196,196

Deduction during period:
Collections of principal                            $9,019,190
Foreclosures                                           534,016
Cost of Mortgage Investments sold                           0
Amortization of Premium                                     0
Other                                                       0        $9,553,206
-------------------------------------------------------------------------------


Balance at close of period (12/31/96)                               $15,642,990
                                                            -------------------

SCHEDULE IX

                                                         SHORT TERM BORROWINGS
                                             REDWOOD MORTGAGE INVESTORS VIII - RULE 12-10



Column A                                            Column B            Column C         Column D            Column E      Column F
Category of Aggregate                         Balance at End    Weighted Average    Maximum Amount     Average Amount      Weighted
Short-Term Borrowings                              of Period       Interest Rate       Outstanding        Outstanding       Average
                                                                                 During the Period  During the Period  Interest Rate
                                                                                                                   during the period
-----------------------------------------------------------------------------------------------------------------------------------


Year-Ended 12/31/96 ......................          $1,500,000             9.15%       $3,000,000          $2,071,270         9.15%

            Item 9 - Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

     The Partnership has neither changed its accountants nor does it have any disagreement on any matter of accounting principles, practices or financial statement disclosures.

                                    Part III

          Item 10 - Directors and Executive Officers of the Registrant

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the three General Partners of which two individuals are D. Russell Burwell and Michael R. Burwell. The third General Partner is Gymno Corporation, a California corporation, formed in 1986. The Burwells are the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis.

Item 11 - Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     As indicated above in Item 10, the Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, pages 6-7, under the section Compensation of the General Partners and the Affiliates, which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation      Description of Compensation           Amount
                                     and Services Rendered
-------------------------------------------------------------------------------

I. Redwood Mortgage.          Loan Servicing Fee for                   $155,912
                                servicing  Loans

General Partners            Asset Management Fee for
  &/or Affiliate            managing assets   ...
                    ($34,105 waived by the General Partners)            $17,053

General Partners           1% interest in profits                       $12,309
                      Less allowance for syndication costs                1,177
                                                                     .........
                                                                        $11,132

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage  Loan Brokerage Commissions for services in connection with the review, selection,
                  evaluation, negotiation, and extension of the
                  Mortgage Investments paid by the borrowers and
                  not by the Partnership                               $389,043


Redwood Mortgage  Processing and Escrow Fees for services in connection with notary, document preparation,
                  credit investigation, and escrow fees payable by
                  the borrowers and not by the Partnership              $10,333

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                    $38,799

     Item 12 - Security Ownership of Certain Beneficial Owners and Management The General Partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.

     Item 13 - Certain Relationships and Related Transactions Refer to footnote 3 of the notes to financial statements in Part II item 8 which describes related party fees and data.

     Also refer to the Prospectus dated December 4, 1996, (incorporated herein by reference) on pages 4-5 Compensation of General Partners and Affiliates and page 5 Conflicts of Interest.




                                     Part IV

Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

A.       Documents filed as part of this report are incorporated:

         1. In Part II, Item 8 under A - Financial Statements.

         2. The Financial Statement Schedules are listed in Part II -
            Item 8 under B - Financial Statement Schedules.

3.  Exhibits.

  Exhibit No.           Description of Exhibits
-----------------       --------------------------

       3.1              Limited Partnership Agreement
       3.2              Form of Certificate of Limited Partnership Interest
       3.3              Certificate of Limited Partnership
      10.1              Escrow Agreement
      10.2              Servicing Agreement
      10.3 (a) Form of Note secured by Deed of Trust for Construction Loans which provides for principal and interest payments.
                        (b) Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for principal and interest payments
                        (c) Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for interest only payments
                        (d) Form of Note secured by Deed of Trust for Single Family Residential Loans which provides for interest and principal payments.
                        (e) Form of Note secured by Deed of Trust for Single Family Residential loans which provides for interest only payments.
      10.4 (a) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany
                        Exhibits   10.3  (a),  and (c).
                        (b) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany
                        Exhibit 10.3 (b).
                        (c) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany
                        Exhibit 10.3 (c).
      10.5              Promissory Note for Formation Loan
      10.6              Agreement to Seek a Lender
      24.1              Consent of Parodi & Cropper
      24.2              Consent of Stephen C. Ryan & Associates



     All of these exhibits were previously filed as the exhibits to Registrants Statement on Form S-11 (Registration No. 33-49946 and incorporated by reference herein).


B.       Reports of Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

C.       See A (3) above.

D.       See A (2) above. Additional reference is made to the prospectus
         (S-11 filed as part of the Registration   Statement)  to pages 94
         through 97 and revised Prospectus dated December 4, 1996, for financial data related to Gymno Corporation, a General Partner.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 19th day of March, 1997.


REDWOOD MORTGAGE INVESTORS VIII


By:      /S/ D. Russell Burwell
         ---------------------------------------------
         D. Russell Burwell, General Partner


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 19th day of March, 1997.


Signature                            Title                                Date


/S/ D. Russell Burwell
----------------------
D. Russell Burwell              General Partner                   March 19, 1997


/S/ Michael R. Burwell
----------------------
Michael R. Burwell              General Partner                   March 19, 1997



/S/ D. Russell Burwell
----------------------
D. Russell Burwell      President of Gymno Corporation,           March 19, 1997
                        (Principal Executive Officer);
                        Director of Gymno Corporation


/S/ Michael R. Burwell
----------------------
Michael R. Burwell      Secretary/Treasurer of Gymno              March 19, 1997
                       Corporation (Principal Financial
                          and Accounting Officer);
                       Director of Gymno Corporation