Form 10-Q
period 1997-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1997-05-07
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                        March 31, 1997
-------------------------------------------------------------------------------
Commission file number                                     33-49946
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       CALIFORNIA                                              94-3158788
--------------------------------------------------------------------------------
(State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization)                             Identification No.

               650 El Camino Real, Suite G, Redwood City, CA 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (415) 365-5341
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES               XX                                                   NO
     ----------------------                               ----------------------

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

                                 NOT APPLICABLE





                                                           Part I

                                                           Item 1

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                       Balance Sheets
                                                 December 31, 1996 (audited)
                                               and March 31, 1997 (unaudited)

                                                           ASSETS

                                                                  Mar. 31, 1997             Dec. 31, 1996
                                                                   (unaudited)                (audited)

Cash                                                                    $532,682                 $664,434
                                                                  ---------------          ---------------

Accounts receivable:
   Mortgage investments, secured by deeds of trust                    18,568,076               15,642,990
   Accrued Interest on Mortgage Investments                              107,381                  196,530
   Advances on Mortgage Investments                                        9,295                    8,679
   Accounts receivable - unsecured                                        75,731                   75,334
                                                                  ---------------          ---------------
                                                                      18,760,483               15,923,533

   Less Allowance for doubtful accounts                                  127,797                  117,803
                                                                  ---------------          ---------------
                                                                      18,632,686               15,805,730
                                                                  ---------------          ---------------

Real estate owned, acquired through foreclosure, at
 estimated net realizable value                                           67,128                   66,991
Investment in limited liability corporation, at cost which
  approximates market                                                    221,139                  191,139
Formation loan due from Redwood Mortgage                               1,223,756                1,073,706
Organization Costs, less accumulated amortization of $8,750
    and $8,125, respectively                                               3,750                    4,375
Due from related companies                                                     0                      311
Prepaid Expenses                                                          25,211                   20,720
                                                                  ---------------          ---------------

                                                                     $20,706,352              $17,827,406
                                                                  ===============          ===============

                                              LIABILITIES AND PARTNERS CAPITAL

Liabilities:
  Accounts payable and accrued expenses                                       $0                  $20,625
  Notes payable - bank line of credit                                  2,315,000                1,500,000
  Deferred interest income                                                     0                  217,480
  Subscriptions to Partnership in applicant status                             0                  310,937
                                                                  ---------------          ---------------
                                                                       2,315,000                2,049,042

Partners  capital                                                     18,391,352               15,778,364
                                                                  ---------------          ---------------

                                                                     $20,706,352              $17,827,406
                                                                  ===============          ===============

See accompanying notes to Financial Statements.

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                    STATEMENTS OF INCOME
                               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (unaudited)

                                                         3 mos. ended           3 mos. ended
                                                        March 31, 1997         March 31, 1996
                                                         (unaudited)            (unaudited)
                                                       =================      =================

Revenues:

  Interest on Mortgage Investments                             $458,783              $344,013
  Interest on bank deposits                                       3,734                   755
  Late charges                                                      348                   975
  Miscellaneous                                                      50                   200
                                                          --------------        --------------
                                                                462,915               345,943
                                                          --------------        --------------
Expenses:

 Interest on note payable - bank                                 13,836                42,312
 Amortization of loan origination fees                            4,406                 2,531
 Provision for doubtful accounts and losses on real
estate
   acquired through foreclosure                                   9,994                 3,579
 Asset management fee -  General Partner                          5,510                 3,742
 Amortization of organization costs                                 625                   625
 Clerical costs through Redwood Mortgage                         12,402                 8,259
 Professional services                                            7,696                10,154
 Printing, supplies and postage                                     784                    36
 Other                                                            2,675                 3,890
                                                          --------------        --------------
                                                                 57,928                75,128
                                                          --------------        --------------

Income before interest credited to partners in                  404,987               270,815
applicant status

Income credited to partners in applicant status                   3,937                   850
                                                          --------------        --------------

Net Income                                                     $401,050              $269,965
                                                          ==============        ==============

Net Income: to General Partners (1%)                             $4,011                $2,700
                     to Limited Partners (99%)                  397,039               267,265
                                                          ==============        ==============
                                                               $401,050              $269,965
                                                          ==============        ==============

Net income for $1,000 invested by Limited Partners for
  entire period:
  - where income is reinvested and compounded                    $20.36                $20.37
                                                          ==============        ==============
  - where Partner received income in monthly                     $20.22                $20.24
distributions
                                                          ==============        ==============







See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (unaudited)

                                                                         March 31, 1997        March 31, 1996
                                                                          (unaudited)           (unaudited)

Cash flows from operating activities:

 Net income:                                                                     $401,050           $269,965
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of organization costs                                                 625                625
   Increase in allowance for doubtful accounts                                      9,994              3,579
   Increase (decrease) in accounts payable                                       (20,625)             12,575
   (Increase) decrease in accrued interest and advances                            88,533              2,001
   (Increase) decrease in amount due from related companies                           311              3,049
   (Increase) decrease in prepaid expenses and other assets                       (4,491)              1,530
   Increase (decrease) in deferred interest income                              (217,480)                  0
                                                                             -------------      -------------

 Net cash provided by operating activities                                        257,917            293,324
                                                                             -------------      -------------

Cash flows from investing activities:

Net (increase) decrease in:
  Mortgage Investments                                                        (2,925,086)        (1,857,576)
  Formation loan                                                                (150,050)           (41,798)
  Account receivable -unsecured                                                     (397)            (1,010)
  Real Estate acquired through foreclosure                                          (137)                  0
  Investment in limited liability corporation                                    (30,000)                  0
                                                                             -------------      -------------

    Net cash used in investing activities                                     (3,105,670)        (1,900,384)
                                                                             -------------      -------------

Cash flows from financing activities:

  Increase (decrease) in note payable - Bank                                      815,000            961,000
  Contributions by partner applicants                                           2,103,427            634,109
  Interest credited to partners in applicant status                                 3,937                850
  Interest withdrawn by partners in applicant status                                (855)              (475)
  Partners  withdrawals                                                         (166,202)          (125,003)
  Early withdrawal penalties, net                                                 (3,473)              (175)
  Syndication costs incurred                                                     (35,833)           (49,835)
                                                                             -------------      -------------

    Net cash provided by financing activities                                   2,716,001          1,420,471
                                                                             -------------      -------------

Net increase (decrease) in cash and cash equivalents                            (131,752)          (186,589)
Cash and cash equivalent at the beginning of period                               664,434            380,318
                                                                             =============      =============
Cash and cash equivalent balance at the end of period                            $532,682           $193,729
                                                                             =============      =============

See accompanying notes to Financial Statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited) AND
                                        THREE MONTHS ENDED MARCH 31, 1997 (unaudited)

                                                                               PARTNERS CAPITAL
                                                         --------------------------------------------------------------
                                       PARTNERS IN                                          UNALLOCATED
                                        APPLICANT          GENERAL          LIMITED         SYNDICATION
                                         STATUS            PARTNERS         PARTNERS           COSTS            TOTAL
                                      --------------     -------------     -----------    ----------------     --------

Balances at December 31, 1993               128,772          2,887        2,809,535       (190,342)         2,622,080

Contributions on application              4,560,683              0                0               0                 0

Interest credited to partners in             14,443              0                0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                        (5,774)              0                0               0                 0
  Transfers to Partners  capital         (4,508,824)         4,542        4,504,282               0         4,508,824

Net income                                        0          4,099          405,770               0           409,869
Syndication costs incurred                        0              0             0.00        (81,023)          (81,023)
Allocation  of syndication costs                  0          (347)         (34,349)          34,696                 0
Partners  withdrawals                             0        (3,444)        (165,814)               0         (169,258)
                                         -----------     ----------      -----------     -----------      ------------

Balances at December 31, 1994               189,300          7,737        7,519,424       (236,669)         7,290,492

Contributions on application              3,634,264              0                0               0                 0

Interest credited to partners in             18,908              0                0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                        (7,673)              0                0               0                 0
  Transfers to Partners  capital         (3,834,799)         3,588        3,831,211               0         3,834,799

Net income                                        0          8,368          828,465               0           836,833
Syndication costs incurred                        0              0                0       (175,334)         (175,334)
Allocation of syndication costs                   0          (859)         (85,045)          85,904                 0
Partners  withdrawals                             0        (7,509)        (308,554)               0         (316,063)
Early withdrawal penalties                        0              0            (564)             164             (400)
                                         -----------     ----------      -----------     -----------      ------------

Balances at December 31, 1995                    $0         11,325       11,784,937       (325,935)        11,470,327

Contributions on application              4,172,718              0                0               0                 0

Interest credited to partners in              2,618              0                0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                          (863)              0                0               0                 0
  Transfers to Partners  capital         (3,863,536)         4,224        3,859,312               0         3,863,536

Net income                                        0         12,309        1,218,598               0         1,230,907
Syndication costs incurred                        0           0.00             0.00       (214,689)         (214,689)
Allocation of syndication costs                   0        (1,177)        (116,523)         117,700                 0
Partners  withdrawals                             0       (11,132)        (553,027)               0         (564,159)
Early withdrawal penalties                        0           0.00         (12,108)           4,550           (7,558)
                                         -----------     ----------      -----------     -----------      ------------

Balances at December 31, 1996               310,937         15,549        16,181,189       (418,374)        15,778,364

carried to next page


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited) AND
                                        THREE MONTHS ENDED MARCH 31, 1997 (unaudited)


                                                                               PARTNERS CAPITAL
                                                         --------------------------------------------------------------
                                       PARTNERS IN                                          UNALLOCATED
                                        APPLICANT          GENERAL          LIMITED         SYNDICATION
                                         STATUS            PARTNERS         PARTNERS           COSTS            TOTAL
                                      --------------     -------------     -----------    ----------------     --------

Forward from previous page:

Balances at December 31, 1996               310,937         15,549        16,181,189       (418,374)        15,778,364


Contributions on application              2,103,427              0                 0               0                 0

Interest credited to partners in              3,937              0                 0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                          (855)              0                 0               0                 0
  Transfers to Partners  capital         (2,417,446)             0         2,417,446               0         2,417,446

Net income                                        0          4,011           397,039               0           401,050
Syndication costs incurred                        0              0                 0        (35,833)          (35,833)
Allocation  of syndication costs                  0          (360)          (35,640)          36,000                 0
Partners withdrawals                              0        (3,650)         (162,552)               0         (166,202)
Early withdrawal penalties                        0              0           (5,427)           1,954           (3,473)
                                         -----------     ----------      ------------     -----------      ------------

Balances at March 31, 1997                       $0        $15,550       $18,792,055      ($416,253)       $18,391,352
                                         ===========     ==========      ============     ===========      ============

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31,1 997 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At March 31, 1997, the Partnership was in the offering stage, wherein contributed capital totalled $17,346,381 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each. All applicants had been admitted to the Partnership as of March 31, 1997.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000) of which none remained in applicant status at March 31, 1997. As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each months income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

     The Formation Loan relating to the second offering  ($30,000,000)  totalled
$195,789 at March 31, 1997, which was 8.11% of the limited partners contributions of $2,414,364. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will reinvest earnings, which generate 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment to be made by December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1996 (audited) and
                                                 MARCH 31,1 997 (unaudited)

The following summarizes Formation Loan transactions to March 31, 1997

                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------

Limited Partner contributions                  $14,932,017            $2,414,364          $17,346,381
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               195,789            1,270,629
Payments to date                                  (35,842)                     0             (35,842)
Early withdrawal penalties applied                (11,031)                     0             (11,031)
                                            ---------------       ---------------      ---------------

Balance December 31, 1996                       $1,027,967              $195,789           $1,223,756
                                            ===============       ===============      ===============

Percent loaned of Partners contributions              7.2%                 8.11%                7.33%
                                            ===============       ===============      ===============

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, registration and filing fees and other costs), will be paid by the Partnership.

     Through March 31, 1997, organization costs of $12,500 and syndication costs
of  $706,443  had  been   incurred  by  the   Partnership   with  the  following
distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------

Costs incurred                    $569,865          136,578         706,443         12,500         718,943
Early withdrawal penalties         (6,668)                0         (6,668)              0         (6,668)
applied
Allocated and amortized to       (283,522)                0       (283,522)        (8,750)       (292,272)
date

                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------

March 31, 1997 balance            $279,675          136,578         416,253          3,750         420,003
                                =========== ==== =========== === =========== ==== ========= ==== ==========

     Organization and syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totalled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

     As of March 31, 1997, syndication costs attributable to the subsequent offering ($30,000,000) totalled $136,578, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

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

     When property is acquired through foreclosure, it is held for sale to return the funds to the Mortgage Investment portfolio. Such property is recorded at cost which includes the principal balance of the former Mortgage Investment made by the Partnership, plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income, or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is included in an allowance for losses and deducted from cost in the Balance Sheet to arrive at the carrying value of such property. ($67,128 at March 31, 1997).

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

     The interim financial statements, dated March 31, 1997, are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal adjustments) necessary to a fair presentation of the financial statements at March 31, 1997 have been made.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

     A. Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, mortgage brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The mortgage brokerage commissions are paid by the borrowers, and thus, not an expense of the partnership.


     B. Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, are paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Currently, such servicing fees are at 1/12 of 1% per month (1% annually). Amounts remitted to the Partnership and recorded as interest on Mortgage Investments is net of such fees. In 1994, $15,278 of the total mortgage servicing fees of $44,405 were waived by Redwood Mortgage. In 1995, and 1996, Redwood Mortgage received the total mortgage servicing fees earned of $85,456 and $155,912 respectively. For the three months through March 31, 1997, the Partnership paid $31,564 in mortgage servicing fees to Redwood Mortgage.

     C. Asset Management Fee The General Partners will receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). Fees were reduced by the General Partners from $17,718 to $5,906 in 1994, with the difference being waived. In 1995, 1996, and for the quarter under review, fees were reduced from $34,773 to $11,587, from $51,158 to $17,053, and from $16,530 to $5,510 respectively, with the differences being waived by the General Partners.

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of March 31, 1997 a General Partner, GYMNO Corporation, had contributed $15,241, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

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

     During the period ended March 31, 1997, and years ended 1996, 1995, and 1994, interest totalling $3,937, $2,618, $18,908 and $14,443 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit of up to $5,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $2,315,000 and $1,500,000 at March 31, 1997, and December 31, 1996,
respectively, and the interest rate was 9.00% at March 31, 1997, (8.50% prime plus .50%).

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation which will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At March 31, 1997, there were 50 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                  50
Total Mortgage Investments outstanding                             $18,568,076

Average Mortgage Investment outstanding                               $371,362
Average Mortgage Investment as percent of total                          2.00%
Average Mortgage Investment as percent of Partners Capital               2.02%

Largest Mortgage Investment outstanding                             $1,800,000
Largest Mortgage Investment as percent of total                          9.69%
Largest Mortgage Investment as percent of Partners Capital               9.79%

Number of counties where security is located (all California)              16
Largest percentage of Mortgage Investments in one county                22.07%
Average Mortgage Investment to appraised value of security at time loan was
 consummated                                                            59.95%

Number of Mortgage Investments in foreclosure status                         1
Amount of Mortgage Investments in foreclosure                         $118,811

     The cash balance at March 31. 1997 of $532,682 was in one bank with interest bearing balances totalling $499,325. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $432,682.

Item II

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On March 31, 1997, the Partnership was in the offering stage of its second offering, and contributed capital totalled $17,346,381 (Limited Partners). Of this amount, none remained in applicant status. The Partnership has sought and received approval of an additional offering of $30,000,000 from the Securities and Exchange Commission, the State of California and the NASD, effective on December 4, 1996. Accordingly, the Partnership had approval of an aggregate offering of $45,000,000 in Units of $100 each.

     At March 31, 1997, the Partnerships Mortgage Investments outstanding totalled $18,568,076 with interest rates ranging from 10.00% to 14.50%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of March 31, 1997, distributed earnings at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1997 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     The Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $5,000,000. Currently, it has borrowed $2,315,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available because the mortgage investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the principal and interest is paid to the bank, the amount to be retained by the Partnership will be greater than without the use of the line of credit. As of March 31, 1997, the balance remained at $2,315,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As mortgage investment opportunities become available, excess cash and available funds are invested in new mortgage investments.

     The General Partners are regularly reviewing the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these properties, borrowers payment records, etc.. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Currently loss reserves are $127,797 which the General Partners consider adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

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






I.       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP


     The following compensation has been paid to the General Partners and Affiliates for services rendered during the period ended March 31, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

    Entity Receiving                      Description of Compensation
      Compensation                           and Services Rendered                       Amount
--------------------------     ---------------------------------------------------    ----------

Redwood Mortgage               Mortgage Servicing Fee for servicing mortgage            $31,564
                               investments

General Partners               Asset management Fee for managing assets                  $5,510
   &/or Affiliate              ($11,020 waived by the General Partners)

General Partners               1% interest in profits, losses and distributions
                               of cash available for distribution                        $4,011

                               Less allocation for Syndication Costs                       $360
                                                                                   -------------
                                                                                         $3,651




     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO
THE GENERAL  PARTNERS  WITH THE  PARTNERSHIP  (EXPENSES OF BORROWERS  NOT OF THE
PARTNERSHIP):

Redwood Mortgage              Mortgage  Brokerage  Commissions  for  services  in
                              connection with the review, selection,  evaluation,
                              negotiation,  and  extension  of the  Partnership s
                              Mortgage Investments,  paid by the borrower and not
                              by the Partnership                                       $124,700

Redwood Mortgage              Processing   and  Escrow   Fees  for   services  in
                              connection  with  notary,   document   preparation,
                              credit  investigation,  and escrow fees  payable by
                              the borrower and not by the Partnership                    $2,165




     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF MARCH 31,1997

                                                   Partnership Highlights

First Trust Deeds                                              $7,282,982.16
Appraised Value of Properties*                                 16,594,414.00
   Total Investment as a % of Appraisal                               43.89%

First Trust Deed Mortgage Investments                           7,282,982.16
Second Trust Deed Mortgage Investments                         10,985,093.69
Third Trust Deed Mortgage Investments                             300,000.00
                                                          -------------------
                                                               18,568,075.85

First Trust Deeds due other Lenders                            31,592,911.00
Second Trust Deeds due other Lenders                              360,000.00
                                                          -------------------

Total Debt                                                    $50,520,986.85

Appraised Property Value*                                     $84,270,798.00
Total Investment as a % of Appraisal                                  59.95%

Number of Mortgage Investments Outstanding                                50

Average Investment                                               $371,361.52
Average Investment as a % of Net Partners Capital                      2.02%
Largest Investment Outstanding                                  1,800,000.00
Largest Investment as a % of Net Partners Capital                      9.79%

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                 39.22%
Second Trust Deed Mortgage Investments                                59.16%
Third Trust Deed Mortgage Investments                                  1.62%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                      $1,659,021.70                8.94%
Non Owner Occupied Homes                   2,486,229.89               13.39%
Apartments                                 4,550,044.92               24.50%
Commercial                                 9,872,779.34               53.17%
                                       -----------------       --------------
Total                                    $18,568,075.85              100.00%

Statement of Conditions of Mortgage Investments

    Number of Mortgage Investments in Foreclosure                      1

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

San Francisco                                  $4,097,608.26             22.07%
San Mateo                                       3,201,548.99             17.24%
Santa Clara                                     3,033,994.20             16.34%
Alameda                                         2,195,807.53             11.82%
Stanislaus                                      1,495,512.78              8.05%
Marin                                           1,431,153.67              7.71%
San Joaquin                                     1,169,420.53              6.30%
Contra Costa                                      623,647.78              3.36%
Santa Barbara                                     415,578.75              2.24%
San Luis Obispo                                   300,000.00              1.61%
Fresno                                            129,223.44              0.70%
Mendocino                                         125,000.00              0.67%
El Dorado                                         118,810.72              0.64%
Sonoma                                             88,405.56              0.48%
Tuolumne                                           86,449.71              0.47%
Sacramento                                         55,913.93              0.30%
                                           ------------------        -----------

Total                                         $18,568,075.85            100.00%

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

                                            Not Applicable

                  Item 5.           Other Information

                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended
                                    March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 7th day of May 1997.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 7th day of May 1997.


Signature                            Title                                Date


/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell             General Partner                     May 7, 1997


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell             General Partner                     May 7, 1997



/s/ D. Russell Burwell
-------------------------------
D. Russell Burwell             President of Gymno Corporation,     May 7, 1997
                                (Principal Executive Officer);
                                Director of Gymno Corporation


/s/ Michael R. Burwell
-------------------------------
Michael R. Burwell             Secretary/Treasurer of Gymno        May  7, 1997
                               Corporation (Principal Financial
                               and Accounting Officer);
                               Director of Gymno Corporation