Form 10-Q
period 1997-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1997-08-08
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                     June 30, 1997
-------------------------------------------------------------------------------
Commission file number                 33-49946
-------------------------------------------------------------------------------

                            REDWOOD MORTGAGE INVESTORS VIII
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

CALIFORNIA                                         94-3158788
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

                               (415) 365-5341
-------------------------------------------------------------------------------
            (Registrants telephone number, including area code)

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

YES      XX                                     NO
           ------------------                     --------------------

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                       NO                         NOT APPLICABLE     XX
   ----------                -------------                          -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE

                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1996 (audited)
                          and June 30, 1997 (unaudited)

                                     ASSETS

                                                                  June 30, 1997             Dec. 31, 1996
                                                                   (unaudited)                (audited)

Cash                                                                    $384,256                 $664,434
                                                                  ---------------          ---------------

Accounts receivable:
   Mortgage investments, secured by deeds of trust                    23,206,892               15,642,990
   Accrued Interest on Mortgage Investments                              211,401                  196,530
   Advances on Mortgage Investments                                       94,202                    8,679
   Accounts receivable - unsecured                                        76,327                   75,334
                                                                  ---------------          ---------------
                                                                      23,588,822               15,923,533

   Less Allowance for doubtful accounts                                  148,817                  117,803
                                                                  ---------------          ---------------
                                                                      23,440,005               15,805,730
                                                                  ---------------          ---------------

Real estate owned, acquired through foreclosure, held for sale            67,158                   66,991
Investment in limited liability corporation, at cost which
  approximates market                                                    241,139                  191,139
Formation loan due from Redwood Mortgage                               1,302,359                1,073,706
Organization Costs, less accumulated amortization of $9,375
    and $8,125, respectively                                               3,125                    4,375
Due from related companies                                                     0                      311
Prepaid Expenses - deferred loan fee                                      17,533                   20,720
                                                                  ---------------          ---------------

                                                                     $25,455,575              $17,827,406
                                                                  ===============          ===============

                                              LIABILITIES AND PARTNERS CAPITAL

Liabilities:
  Accounts payable and accrued expenses                                       $0                  $20,625
  Notes payable - bank line of credit                                  5,505,000                1,500,000
  Deferred interest income                                                     0                  217,480
  Subscriptions to Partnership in applicant status                        60,000                  310,937
                                                                  ---------------          ---------------
                                                                       5,565,000                2,049,042

Partners  capital                                                     19,890,575               15,778,364
                                                                  ---------------          ---------------

                                                                     $25,455,575              $17,827,406
                                                                  ===============          ===============

See accompanying notes to Financial Statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (unaudited)

                                        6 mos. ended     6 mos. ended      3 mos. ended      3 mos. ended
                                       June 30, 1997     June 30, 1996     June 30, 1997     June 30, 1996
                                         (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:

  Interest on Mortgage Investments        $1,134,771          $807,902         $644,424         $428,429
  Interest on bank deposits                    5,373             1,417            1,639              662
  Late Charges                                 2,921             2,059            2,573            1,084
  Miscellaneous                                  125               300               75              100
                                          -----------       -----------      -----------      -----------
                                           1,143,190           811,678          648,711          430,275
                                          -----------       -----------      -----------      -----------

Expenses:

 Mortgage Servicing Fees                      78,699            67,389           47,135           31,929
 Interest on note payable - bank             118,911           110,638          105,075           68,326
 Amortization of loan organization fees        9,437             5,062            5,031            2,531
 Provision for doubtful accounts              31,014            19,085           21,020           15,506
 Asset Management Fees - General              11,495             7,760            5,985            4,018
Partners
 Amortization of organization costs            1,250             1,250              625              625
 Clerical costs thru Redwood Mortgage         25,553            17,647           13,151            9,388
 Professional Fees                            21,852            16,214           14,156            6,060
 Printing, Supplies & Postage                    904               993              120              957
 Other                                         4,672             3,910            1,997               20
                                          -----------       -----------      -----------      -----------

                                             303,787           249,948          214,295          139,360
                                          -----------       -----------      -----------      -----------
Income before interest credited to
partners
  in applicant status                        839,403           561,730          434,416          290,915

Interest credited to partners in               5,905             1,096            1,968              246
applicant status
                                          -----------       -----------      -----------      -----------

Net Income                                  $833,498          $560,634         $432,448         $290,669
                                          ===========       ===========      ===========      ===========

Net income: to General Partners (1%)          $8,335            $5,606           $4,324           $2,906
Net income: to Limited Partners (99%)        825,163           555,028          428,124          287,763
                                          ===========       ===========      ===========      ===========
                                            $833,498          $560,634         $432,448         $290,669
                                          ===========       ===========      ===========      ===========

Net income per $1,000 invested by
Limited
 Partners for entire period:
  -Where income is reinvested and             $41.12            $41.12           $20.35           $20.33
compounded
                                          -----------       -----------      -----------      -----------
  -Where partner receives income in
       monthly distributions                  $40.44            $40.43           $20.22           $20.19
                                          -----------       -----------      -----------      -----------

See accompanying notes to Financial Statements



                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (unaudited)

                                                                         June 30, 1997         June 30, 1996
                                                                          (unaudited)           (unaudited)

Cash flows from operating activities:

 Net income:                                                                     $833,498           $560,634
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of organization costs                                               1,250              1,250
   Provision for doubtful accounts                                                 31,014             47,353
   Provision for Losses (gains) on real estate held for sale                            0           (23,268)
   Increase (decrease) in account payable                                        (20,625)            (4,010)
   (Increase) in accrued interest and advances                                  (100,394)            (9,493)
   (Increase) decrease in amount due from related companies                           311              3,049
   (Increase) decrease in deferred loan fee                                         3,187              5,061
   Increase (decrease) in deferred interest income                              (217,480)                  0
                                                                            --------------      -------------

 Net cash provided by operating activities                                        530,761            580,576
                                                                            --------------      -------------

Cash flows from investing activities:

  Principal collected on Mortgage Investments                                   3,266,603          4,190,082
  Mortgage Investments made                                                  (10,830,505)        (6,615,669)
  Disposition of real estate held for sale                                              0            299,154
  Additions to real estate held for sale                                            (167)                  0
  Additions to investment in limited liability corporation                       (50,000)                  0
  Accounts receivable -unsecured                                                    (993)            (1,550)
  Formation loan increases                                                      (285,114)           (86,487)
  Formation loan collections                                                       56,461              1,117
                                                                            --------------      -------------

    Net cash used in investing activities                                     (7,843,715)        (2,213,353)
                                                                            --------------      -------------

Cash flows from financing activities:

  Increase (decrease) in note payable - Bank                                    4,005,000            982,000
  Contributions by partner applicants                                           3,434,540          1,270,399
  Interest credited to partners in applicant status                                 5,905              1,096
  Interest withdrawn by partners in applicant status                              (1,033)              (550)
  Partners  withdrawals                                                         (327,921)          (242,635)
  Early withdrawal penalties, net                                                 (6,171)            (1,117)
  Syndication costs incurred                                                     (77,544)           (85,188)
                                                                            --------------      -------------

    Net cash provided by financing activities                                   7,032,776          1,924,005
                                                                            --------------      -------------

Net increase in cash equivalents                                                (280,178)            291,228
Cash-beginning of period                                                          664,434            380,318
                                                                            ==============      =============
Cash-end of period                                                                384,256            671,546
                                                                            ==============      =============

See accompanying notes to Financial Statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited) AND
                                         SIX MONTHS ENDED JUNE 30, 1997 (unaudited)

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

carried to next page



                                                                               PARTNERS CAPITAL
                                                         --------------------------------------------------------------
                                       PARTNERS IN                                          UNALLOCATED
                                        APPLICANT          GENERAL          LIMITED         SYNDICATION
                                         STATUS            PARTNERS         PARTNERS           COSTS            TOTAL
                                      --------------     -------------     -----------    ----------------     --------

Forward from previous page:

Balances at December 31, 1996               310,937         15,549        16,181,189       (418,374)        15,778,364


Contributions on application              3,434,540              0                 0               0                 0

Interest credited to partners in              5,905              0                 0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                        (1,033)              0                 0               0                 0
  Transfers to Partners  capital         (3,690,349)             0         3,690,349               0         3,690,349

Net income                                        0          8,335           825,163               0           833,498
Syndication costs incurred                        0              0                 0        (77,544)          (77,544)
Allocation  of syndication costs                  0          (762)          (75,438)          76,200                 0
Partners  withdrawals                             0        (7,573)         (320,348)               0         (327,921)
Early withdrawal penalties                        0              0           (9,604)           3,433           (6,171)
                                         -----------     ----------      ------------     -----------      ------------

Balances at June 30, 1997                   $60,000        $15,549       $20,291,311      ($416,285)       $19,890,575
                                         ===========     ==========      ============     ===========      ============

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At June 30, 1997, the Partnership was in the offering stage, wherein contributed capital totalled $18,677,494 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (450,000 units). Of this amount, $60,000 remained in applicant status.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000) and as of June 30, 1997, collected $3,745,477 of which the total of $60,000 was in applicant status. As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each months income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

     The Formation Loan relating to the second offering ($30,000,000) totalled $300,498 at June 30, 1997, which was 8.02% of the limited partners contributions of $3,745,477. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment to be made by December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1996 (audited) and
                                                  JUNE 30, 1997 (unaudited)


The following summarizes Formation Loan transactions to June 30, 1997:

                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------

Limited Partner contributions                  $14,932,017            $3,745,477          $18,677,494
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               300,498            1,375,338
Payments to date                                  (59,250)                     0             (59,250)
Early withdrawal penalties applied                (13,729)                     0             (13,729)
                                            ---------------       ---------------      ---------------

Balance June 30, 1997                           $1,001,861              $300,498           $1,302,359
                                            ===============       ===============      ===============

Percent loaned of Partners contributions             7.20%                 8.02%                7.36%
                                            ===============       ===============      ===============


B. Other Organizational and Offering Expenses

     Organizational  and  offering  expenses,   other  than  sales  commissions,
(including printing costs, attorney and accountant fees, registration and filing fees and other costs), will be paid by the Partnership.

     Through June 30, 1997,  organization costs of $12,500 and syndication costs
of  $748,154  had  been   incurred  by  the   Partnership   with  the  following
distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------

Costs incurred                    $569,865          178,289         748,154         12,500         760,654
Early withdrawal penalties         (8,147)                0         (8,147)              0         (8,147)
applied
Allocated and amortized to       (305,034)         (18,688)       (323,722)        (9,375)       (333,097)
date

                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------

June 30, 1997 balance             $256,684          159,601         416,285          3,125         419,410
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

     As of June 30, 1997, syndication costs attributable to the subsequent offering ($30,000,000) totalled $178,289, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon.

B. Management Estimates

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired mortgage investments, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

C. Mortgage Investments, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the mortgage investments to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the simple interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a mortgage investment, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was the valuation method previously used on impaired loans.

     At June 30, 1997, December 31, 1996, 1995, and 1994, there were no mortgage investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements the average mortgage investment to appraised value of security at the time the losses were consummated was 57.59%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At June 30, 1997, there was one such piece of property with costs totalling $72,158 less a reduction of $5,000 to arrive at the net fair value of $67,158. REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1996 (audited) and JUNE 30, 1997 (unaudited)

     Effective January 1, 1996, the Partnership adopted the provisions of Statement No 121 (SFAS 121) of the Financial Accounting Standards Board, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of. The adoption of SFAS 121 did not have a material impact on the Partnerships financial position because the methods indicated were essentially those previously used by the Partnership.

F. Investment in Limited Liability Corporation (see Note 7)

     The Partnership carries its investment in limited liability Corporation as investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell.

G. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

H. Organization and Syndication Costs

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees, and advances are annalyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1997, and December 31, 1996, were as follows:

                                          June 30,         Dec. 31,
                                            1997             1996
                                         ----------        ---------
Impaired mortgage investments            $0                 $0
Unspecified mortgage investments          98,817             72,803
Amounts receivable, unsecured             50,000             45,000
                                         ----------         --------
                                         $148,817           $117,803
                                         ==========         ========

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

J. Net Income Per $1,000 Invested

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

K. Reclassifications

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current period presentation.


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

     B. Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $155,912, $85,456 and $29,127 were incurred for years 1996, 1995 and 1994, respectively. For the six months under review mortgage servicing fees of $78,699 were incurred.

     C. Asset Management Fee The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual).Management fees of $17,053, $11,587 and $5,906 were incurred for years 1996, 1995 and 1994, respectively and for the six month period through June 30, 1997, management fees of $11,495 were incurred.

     D. Other Fees The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

     E. Income and Losses All income is credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) is a total of 1%.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of December 31, 1996, a General Partner, GYMNO Corporation, had contributed $15,241, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

     During the periods ending June 30, 1997, December 31, 1996, 1995, and 1994, interest totalling $5,905, $2,618, $18,908 and $14,443 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit of up to $6,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $5,505,000 and $1,500,000 at June 30, 1997, December 31, 1996,
respectively, and the interest rate was 9.00% at June 30, 1997, (8.50% prime plus .50%).

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation which will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                           June 30,              Dec. 31,
                                                             1997                  1996
                                                        ----------------      ---------------
Net Assets - Partners Capital per financial statements     $19,890,575          $15,778,364
Unamortized syndication costs                                   416,285              418,374
Allowance for doubtful accounts                                 148,817              117,803
                                                         ---------------
                                                                              ===============
Net assets tax basis                                        $20,455,677          $16,314,541
                                                         ===============      ===============

     In 1996, approximately 55% of taxable income was allocated to tax exempt organizations, i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INVESTMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The carrying value of mortgage investments (see note 2(c)) is $23,206,892. The fair value of these investments of $ $23,140,163 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At June 30, 1997, there were 54 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                  54
Total Mortgage Investments outstanding                                                             $23,206,892

Average Mortgage Investment outstanding                                                               $429,757
Average Mortgage Investment as percent of total                                                          1.85%
Average Mortgage Investment as percent of Partners Capital                                              2.16%

Largest Mortgage Investment outstanding                                                             $2,100,000
Largest Mortgage Investment as percent of total                                                          9.05%
Largest Mortgage Investment as percent of Partners Capital                                             10.56%

Number of counties where security is located (all California)                                               14
Largest percentage of Mortgage Investments in one county                                                29.09%
Average Mortgage Investment to appraised value of security at time loan was consummated                 57.59%

Number of Mortgage Investments in foreclosure status                                                         1
Amount of Mortgage Investments in foreclosure                                                         $118,811

     The following categories of mortgage investments are pertinent at June 30, 1997, and December 31, 1996:

                                                                       June 30,                   Dec. 31,
                                                                         1997                       1996
                                                                   -----------------           ----------------

First Trust Deeds                                                       $11,368,037                 $6,545,779
Second Trust Deeds                                                       11,751,355                  8,797,211
Third Trust Deeds                                                            87,500                    300,000
                                                                   -----------------           ----------------
  Total mortgage investments                                             23,206,892                 15,642,990
Prior liens due other lenders                                            36,655,793                 25,161,374
                                                                   -----------------
                                                                                               ================
  Total debt                                                            $59,862,685                $40,804,364
                                                                   =================           ================

Appraised property value at time of loan                               $103,942,318                $70,100,408
                                                                   =================           ================

Total investments as a percent of appraisals                                 57.59%                     58.21%
                                                                   =================           ================

Investments by Type of Property

Owner occupied homes                                                     $2,889,584                 $1,808,921
Non-Owner occupied homes                                                  1,749,101                  2,288,036
Apartments                                                                4,233,146                  2,521,515
Commercial                                                               14,335,061                  9,024,518
                                                                   =================           ================
                                                                        $23,206,892                $15,642,990
                                                                   =================           ================

     The interest rates on the mortgage investments range from 10.00% to 14.50% at June 30, 1997.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)


     Scheduled maturity dates of mortgage investments as of June 30, 1997 are as follows:

                       Period Ending
                       June 30, 1997
                     -------------------

                            1997                   $1,374,130
                            1998                    3,586,156
                            1999                    5,705,205
                            2000                    3,849,844
                            2001                    2,860,828
                         Thereafter                 5,830,729
                                                 ===============
                                                  $23,206,892
                                                 ===============

     The scheduled maturities for 1997 include approximately $468,000 in loans which are past maturity at December 31, 1996. Interest payment on these loans are current.

     One loan in the principal amount of $118,811 has interest paid through September 1, 1996, and is in foreclosure. That loan, which is the only loan categorized as delinquent, is not considered impaired because the underlying security is sufficient to cover amounts due.

     The cash balances at June 30, 1997 of $384,256 was in one bank with interest bearing balances totalling $257,409. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $284,256.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On June 30, 1997, the Partnership was in the offering stage of its second offering, and contributed capital totalled $18,677,494 (Limited Partners). Of this amount, $60,000 remained in applicant status. The Partnership has sought and received approval of an additional offering of $30,000,000 from the Securities and Exchange Commission, the State of California and the NASD, effective on December 4, 1996. Accordingly, the Partnership had approval of an aggregate offering of $45,000,000 in Units of $100 each.

     At June 30, 1997, the Partnerships Mortgage Investments outstanding totalled $23,206,892 with interest rates ranging from 10.00% to 14.50%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of June 30, 1997, distributed earnings at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1997 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     The Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $5,000,000 to $6,000,000. Currently, it has borrowed $5,505,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available because the mortgage investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the principal and interest is paid to the bank, the amount to be retained by the Partnership will be greater than without the use of the line of credit. As of June 30, 1997, the balance remained at $5,505,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

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

     The General Partners are regularly reviewing the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these properties, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Currently loss reserves are $148,817 which the General Partners consider adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

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

I.       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the period ended June 30, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

    Entity Receiving     Description of Compensation
      Compensation          and Services Rendered                       Amount
-------------------------------------------------------------------------------

Redwood Mortgage    Mortgage Servicing Fee for servicing mortgage      $78,699
                          investments

General Partners    Asset management Fee for managing assets           $11,495
   &/or Affiliate

General Partners    1% interest in profits, losses and distributions
                      of cash available for distribution                $8,335

                    Less allocation for Syndication Costs                 $762
                                                                         ------
                                                                        $7,573




     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage   Mortgage  Brokerage  Commissions  for  services  in
                   connection with the review, selection,  evaluation,
                   negotiation,  and  extension  of the  Partnerships
                   Mortgage Investments,  paid by the borrower and not
                   by the Partnership                                  $365,979

Redwood Mortgage   Processing   and  Escrow   Fees  for   services  in
                   connection  with  notary,   document   preparation,
                   credit  investigation,  and escrow fees  payable by
                   the borrower and not by the Partnership               $8,803




     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF JUNE 30,1997

                                                   Partnership Highlights

First Trust Deeds                                              $11,368,037.51
Appraised Value of Properties*                                  25,096,434.00
   Total Investment as a % of Appraisal                                45.30%

First Trust Deed Mortgage Investments                           11,368,037.51
Second Trust Deed Mortgage Investments                          11,751,354.73
Third Trust Deed Mortgage Investments                               87,500.00
                                                          --------------------
                                                               $23,206,892.24

First Trust Deeds due other Lenders                             35,251,145.00
Second Trust Deeds due other Lenders                             1,404,648.00
                                                          --------------------

Total Debt                                                     $59,862,685.24

Appraised Property Value*                                     $103,942,318.00
Total Investment as a % of Appraisal                                   57.59%

Number of Mortgage Investments Outstanding                                 54

Average Investment                                                $429,757.26
Average Investment as a % of Net Partners Capital                       2.16%
Largest Investment Outstanding                                   2,100,000.00
Largest Investment as a % of Net Partners Capital                      10.56%

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                 48.98%
Second Trust Deed Mortgage Investments                                50.64%
Third Trust Deed Mortgage Investments                                  0.38%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                      $2,889,584.44               12.45%
Non Owner Occupied Homes                   1,749,101.17                7.54%
Apartments                                 4,233,145.69               18.24%
Commercial                                14,335,060.94               61.77%
                                       -----------------       --------------
Total                                    $23,206,892.24              100.00%

Statement of Conditions of Mortgage Investments

    Number of Mortgage Investments in Foreclosure                      1

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County                  Total Loans             Percent

San Francisco                             $6,750,434.03             29.09%
Alameda                                    4,345,322.73             18.72%
Santa Clara                                3,390,730.38             14.61%
San Mateo                                  3,359,181.23             14.48%
Stanislaus                                 1,494,690.61              6.44%
San Joaquin                                1,200,928.07              5.17%
Marin                                        906,131.21              3.90%
Contra Costa                                 660,371.35              2.85%
Santa Barbara                                414,934.72              1.79%
Monterey                                     256,313.00              1.10%
Fresno                                       129,140.29              0.56%
Mendocino                                    125,000.00              0.54%
El Dorado                                    118,810.72              0.51%
Sacramento                                    54,903.90              0.24%
                                       ------------------        -----------

Total                                    $23,206,892.24            100.00%

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

                                            Not Applicable

                  Item 5.           Other Information

                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of August 1997.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of August 1997.


Signature                          Title                                Date


/s/ D. Russell Burwell
----------------------
D. Russell Burwell            General Partner                   August 12, 1997


/s/ Michael R. Burwell
----------------------
Michael R. Burwell            General Partner                   August 12, 1997



/s/ D. Russell Burwell
-----------------------
D. Russell Burwell            President of Gymno Corporation,   August 12, 1997
                             (Principal Executive Officer);
                             Director of Gymno Corporation


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell            Secretary/Treasurer of Gymno      August 12, 1997
                            Corporation (Principal Financial
                               and Accounting Officer);
                            Director of Gymno Corporation