Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1997-09-29
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1996

                                     Part I

                                                                        Page No.
Item 1 - Business                                                             4
Item 2 - Properties                                                         4-6
Item 3 - Legal Proceedings                                                    7
Item 4 - Submission of Matters to a vote of Security Holders (partners)       7

                                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters      7
Item 6 - Selected Financial Data                                            7-9
Item 7 - Managements Discussion and Analysis of Financial Condition and
Results of Operations                                                     10-11
Item 8 - Financial Statements and Supplementary Data                      12-39
Item 9 - Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                         40

                                                     Part III

Item 10 - Directors and Executive Officers of the Registrant                 40
Item 11 - Executive Compensation                                             41
Item 12 - Security Ownership of Certain Beneficial Owners and management     42
Item 13 - Certain Relationships and Related Transactions                     42

                                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.                                                   42-43

Signatures                                                                   44

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 1996 Commission file number 33-49946
--------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                             94-3158788
------------------------ -----------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification)
incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                    94063
------------------------------------------------------ ------------------------
(address of principal executive offices)                        (zip code)

Registrants telephone No. including area code                (415) 365-5341
--------------------------------------------------------------------------------

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

YES   XXX                                   NO
--------------------------------              -----------------------------

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

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                $6,545,779.70
Appraised Value of Properties                                    14,694,294.00
  Total Investment as a % of Appraisal                                  44.55%
Second Trust Deed Mortgage Investments                            8,797,210.57
Third Trust Deed Mortgage Investments                               300,000.00
First Trust Deeds due other Lenders                              24,801,374.00
Second Trust Deeds due other Lenders                                360,000.00

Total Debt                                                      $40,804,364.27

  Appraised Property Value                                      $70,100,408.00
  Total Investments as a % of Appraisal                                 58.21%

Number of Mortgage Investments Outstanding                                  50


Average Investment                                                 $312,859.81
Average Investment as a % of Net Assets                                  1.98%
Average Investment as a % of Net Assets                                  2.13%
Largest Investment Outstanding                                    1,450,000.00
Largest Investment as a % of Net Assets                                  9.19%
Largest Investment as a % of Net Assets                                  9.86%


Loans as a Percentage of Total Mortgage Investments

First Trust Deeds                                                       41.84%
Second Trust Deeds                                                      56.24%
Third Trust Deeds                                                        1.92%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by
Type of Property                        Amount              Percent

Owner Occupied Homes                   $1,808,920.97            11.56%
Non-Owner Occupied Homes                2,288,035.93            14.63%
Apartments                              2,521,515.06            16.12%
Commercial                              9,024,518.31            57.69%
                                   ------------------      ------------

Total                                 $15,642,990.27           100.00%

The following is a distribution of Mortgage Investments outstanding as of December 31, 1996 by Counties.

County                                Total                     Percent
                              Mortgage Investments

San Mateo                              $3,259,389.91             20.84%
San Francisco                           3,218,843.55             20.58%
Santa Clara                             3,024,309.66             19.33%
Stanislaus                              1,496,312.75              9.56%
San Joaquin                             1,171,192.57              7.49%
Marin                                   1,128,849.46              7.22%
Contra Costa                              624,343.77              3.99%
Santa Barbara                             416,828.99              2.66%
Alameda                                   396,587.00              2.53%
San Luis Obispo                           300,000.00              1.92%
Fresno                                    129,384.67              0.83%
Mendocino                                 125,000.00              0.80%
El Dorado                                 118,810.72              0.76%
Sonoma                                     88,732.76              0.57%
Tuoloume                                   87,507.78              0.56%
Sacramento                                 56,896.68              0.36%
                             ------------------------        -----------

Total                                  15,642,990.27            100.00%


Statement of Condition of Mortgage Investments
         Number of Loans in Foreclosure                       1

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

                                     Part II

Item 5 - Market for the Registrants Units and Related Partnership Matters.

3000,000 units at $100 each (minimum 20 units) are being offered (150,000 units were previously offered and sold) through broker-dealer member firms of the National Association of Securities Dealers on abest efforts basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.

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

Financial condition and results of operation for the Partnership for three years to December 31, 1996 were:

                                  Balance Sheet
                                     Assets


                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1996                1995                1994
                                                      --------------       -------------      --------------

Cash                                                       $664.434            $380,318            $397,176
Accounts Receivable:
   Mortgage investments secured by Deeds of Trust        15,642,990          12,047,252           6,484,707
   Accrued interest and other fees                          196,530             113,301              75,345
   Advances on Mortgage Investments                           8,679               8,431               1,053
   Other receivables - Unsecured                             75,334              71,316                   0
   Less allowance for losses                              (117,803)            (39,152)            (13,120)
Investment in Limited Liability Corporation                 191,139                   0                   0
Real estate owned, net                                       66,991                   0                   0
Formation loan due from Redwood Mortgage                  1,073,706             775,229             525,256
Organization cost net of amortization                         4,375               6,875               9,375
Prepaid Expenses                                             20,720              17,718                   0
Due from General Partners/Related Companies                     311               3,049                   0


                                                      --------------       -------------      --------------
                                                        $17,827,406         $13,384,337          $7,479,792
                                                      --------------       -------------      --------------
                                                      --------------       -------------      --------------
                                                        $16,753,700         $12,609,108          $6,954,536
                                                      --------------       -------------      --------------


                        Liabilities and Partners Capital

                                                                          December 31,
                                                      -----------------------------------------------------

                                                               1996                1995               1994
                                                       -------------      -------------       -------------
Liabilities:
Deferred interest                                          $217,480                  $0                 $0
Note payable - Bank                                       1,500,000           1,910,000                  0
Accounts payable                                             20,625               4,010                  0
Subscriptions to partnership in applicant status            310,937                   0            189,300
                                                      --------------       -------------      -------------
                                                         $2,049,042          $1,914,010           $189,300
                                                      --------------       -------------      -------------

Partners  Capital                                        15,778,364          11,470,327          7,290,492
  Limited partners subject to redemption                 14,693,293          10,687,031          6,759,865
  General Partners                                           11,365               8,067              5,371
                                                      --------------       -------------      -------------
                                                        $14,704,658         $10,695,098         $6,765,236
                                                      --------------       -------------      -------------

                                                        $17,827,406         $13,384,337         $7,479,792
                                                      ==============       =============      =============
                                                        $16,753,700         $12,609,108         $6,954,536
                                                      ==============       =============      =============



                               Statement of Income


Gross revenue                                                   $1,570,723        $964,780        $468,546
Gross revenue                                                   $1,726,635      $1,050,236        $497,673
Expenses                                                           337,198         109,039          44,234
                                                            ---------------    ------------     -----------
Expenses                                                           493,110         194,495          73,361
                                                            ---------------    ------------     -----------
Income before  interest  credited to Partners in applicant       1,233,525         855,741         424,312
status
Interest credited to Partners in applicant status                    2,618          18,908          14,443
                                                            ---------------    ------------ --- -----------


Net Income                                                      $1,230,907        $836,833        $409,869
                                                            ===============    ============     ===========

Net income to General Partners (1%)                                $12,309          $8,368          $4,099
                                                            ===============    ============     ===========

Net Income to Limited Partners (99%)                            $1,218,598        $828,465        $405,770
                                                            ===============    ============     ===========


Net Income per $1,000  invested  by Limited  Partners  for
entire period (annualized)
   - where income is reinvested and compounded                         $84             $83             $81
                                                            ===============    ============     ===========

   -   where   partner    receives   income   in   monthly             $81             $80             $79
distributions
                                                            ===============    ============     ===========

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

At December 31, 1996, the Partnerships Mortgage Investments outstanding totalled $15,642,990. The primary reason for an increase in Mortgage Investments Outstanding to $6,484,707, $12,047,252 and $15,642,990 was the additional capital admitted to the Partnership through sale of Limited Partnership Units and subsequent admittance of Partners Capital of $4,508,824, $3,834,799 and $3,863,536, and through the reinvestment of earnings by partners who have elected to reinvest earnings of $205,607, $439,492 and $683,695 for the years ended December 31, 1994, December 31, 1995 and December 31, 1996 respectively and to a lesser extent, from the line of credit. The effect of more outstanding Mortgage Investments raised the interest on Mortgage Investments for the years ended 1994, 1995 and 1996 to $480,110, $1,031,029 and $1,718,208 respectively.
Interest rates on Mortgage Investments ranged from 10.00% to 14.50%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of December 31, 1996, distributed earnings at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1997 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

During 1994, the Partnership did not have a credit line; therefore Interest on Note Payable-Bank was -0-. The Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $5,000,000. For the years ended 1995 and 1996 Interest on Note Payable-Bank was $25,889 and $188,635 respectively. The primary reason for this increase was that the Partnership did not have access to the credit facility until September, 1995. Therefore, the usage of the credit line in 1995 was limited to the last quarter of the calendar year. Currently, it has borrowed $1,500,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available because the mortgage investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the principal and interest is paid to the bank, the amount to be retained by the Partnership will be greater than without the use of the line of credit. As of December 31, 1996, the balance remained at $1,500,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

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

At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995 and December 31, 1996 the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $303,477 and $418,380 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995 and December 31, 1996 to Limited Partners capital accounts and not withdrawn was $439,942 and $683,695 respectively. As of December 31, 1995 and December 31, 1996 Limited Partners electing to withdraw earnings represented 40% and 34% of the Limited Partners outstanding capital accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995 and December 31, 1996, $5,640 and $146,755 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners would expect in their experience in this and other Partnership. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend we are experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995 and December 31, 1996 respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995 and December 31,1996 $0 and $0 were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, the gross figures generally should subside and the Partnership capital again tends to increase.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VIII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

   -  Independent Auditors Report,
   -  Balance Sheets - December 31, 1996, and December 31, 1995,
   -  Statements of Income for the three years ended December 31, 1996.
   -  Statements of Partners Capital for the three years ended December 31, 1996
   -  Statements of Cash Flows for the three years ended December 31, 1996.
   -  Notes to Financial Statements - December 31, 1996.

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

     As explained in notes 2 (k) and 11 to the financial statements, the formation loan receivable from Redwood Mortgage has been reclassified as a reduction in Partners Capital until collections are received. There was no effect on net income.




                              /S/ A. Bruce Cropper
                                PARODI & CROPPER





Lafayette, California
February 28, 1997


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                                          1996                 1995
                                                                     ---------------      ---------------

Cash                                                                       $664,434             $380,318
                                                                     ---------------      ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                        15,642,990           12,047,252
  Accrued Interest on Mortgage Investments                                  196,530              113,301
  Advances on Mortgage Investments                                            8,679                8,431
  Accounts receivables, unsecured                                            75,334               71,316
                                                                     ---------------      ---------------
                                                                         15,923,533           12,240,300

  Less allowance for doubtful accounts                                      117,803               39,152
                                                                     ---------------      ---------------
                                                                         15,805,730           12,201,148
                                                                     ---------------      ---------------


Real Estate owned, acquired through foreclosure, at estimated net
  realizable value held for sale                                             66,991                    0
Investment in limited liability corporation, at cost which
  approximates market                                                       191,139                    0
Formation loan due from Redwood Mortgage                                  1,073,706              775,229
Organization costs, less accumulated amortization of $8,125
 and $5,625, respectively                                                     4,375                6,875
Due from related companies                                                      311                3,049
Prepaid expense-deferred loan fee                                            20,720               17,718
                                                                     ---------------      ---------------


                                                                        $17,827,406          $13,384,337
                                                                     ===============      ===============
                                                                        $16,753,700          $12,609,108


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                        LIABILITIES AND PARTNERS CAPITAL

Liabilities:

  Accounts payable and accrued expenses                                     $20,625               $4,010
  Note payable - bank line of credit                                      1,500,000            1,910,000
  Deferred interest income                                                  217,480                    0
  Subscriptions to partnership in applicant status                          310,937                    0
                                                                     ---------------      ---------------
                                                                          2,049,042            1,914,010


Partners Capital                                                        15,778,364           11,470,327
                                                                     ---------------      ---------------

                                                                        $17,827,406          $13,384,337
                                                                     ===============      ===============

Partners Capital:
     Limited partners capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $414,190 and
          $322,677 for 1996 and 1995, respectively:
          and formation loan receivable of $1,073,706 and $775,229
          for 1996 and 1995, respectively                                14,693,293           10,687,031

     General Partners  Capital, net of unallocated syndication
costs
          of $4184 and $3,258 for 1996 and 1995 respectively                 11,365                8,067
                                                                     ---------------      ---------------

                     Total Partners  Capital                             14,704,658           10,695,098
                                                                     ---------------      ---------------

                     Total Liabilities and Partners  Capital            $16,753,700          $12,609,108
                                                                     ===============      ===============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                             YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------


                                                                    1996              1995                1994
                                                                -------------     --------------      --------------
Revenues:
  Interest on Mortgage Investments                                $1,562,296           $945,573            $450,983
  Interest on Mortgage Investments                                $1,718,208         $1,031,029            $480,110
  Interest on bank deposits                                            4,083             13,120              15,739
  Late charges                                                         3,847              3,876               1,704
  Miscellaneous                                                          497              2,211                 120
                                                                -------------     --------------      --------------
                                                                -------------     --------------      --------------
                                                                   1,570,723            964,780             468,546
                                                                -------------     --------------      --------------
                                                                   1,726,635          1,050,236             497,673


Expenses:
  Mortgage servicing fees                                            155,912             85,456              29,127
  Interest on note payable - bank                                    188,638             25,889                   0
  Amortization of loan origination fees                               11,999              2,531                   0
  Provision for doubtful accounts and losses on real estate
    acquired through foreclosure                                      55,383             26,032              13,120
  Asset management fee - General Partner                              17,053             11,587               5,906
  Amortization of organization costs                                   2,500              2,500               2,500
  Clerical costs through Redwood Mortgage                             38,799             22,769              10,664
  Professional services                                               17,687             16,178              10,244
  Printing, supplies and postage                                       1,192                 92                 917
  Other                                                                3,947              1,461                 883
                                                                -------------     --------------      --------------
                                                                     337,198            109,039              44,234
                                                                -------------     --------------      --------------
                                                                     493,110            194,495              73,361

Income before interest credited to partners in applicant           1,233,525            855,741             424,312
status

Interest credited to partners in applicant status                      2,618             18,908              14,443
                                                                -------------     --------------      --------------

Net Income                                                        $1,230,907           $836,833            $409,869
                                                                =============     ==============      ==============

Net income:  To General Partners(1%)                                 $12,309             $8,368              $4,099
                     To Limited Partners (99%)                     1,218,598            828,465             405,770
                                                                =============     ==============      ==============
Total - net income                                                $1,230,907           $836,833            $409,869
                                                                =============     ==============      ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
-where income is reinvested and compounded                              $ 84               $ 83                $ 81
                                                                =============     ==============      ==============

-where partner receives income in monthly distributions                 $ 81               $ 80                $ 79
                                                                =============     ==============      ==============


See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                               PARTNERS CAPITAL
                                                         --------------------------------------------------------------
                                       PARTNERS IN                                          UNALLOCATED
                                        APPLICANT          GENERAL          LIMITED         SYNDICATION
                                         STATUS            PARTNERS         PARTNERS           COSTS            TOTAL
                                      --------------     -------------     -----------    ----------------     --------

Balances at December 31, 1993               128,772          2,887        2,809,535       (190,342)         2,622,080

Contributions on application              4,560,683              0                0               0                 0

Interest credited to partners in             14,443              0                0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                        (5,774)              0                0               0                 0
  Transfers to Partners  capital         (4,508,824)         4,542        4,504,282               0         4,508,824

Net income                                        0          4,099          405,770               0           409,869
Syndication costs incurred                        0              0             0.00        (81,023)          (81,023)
Allocation  of syndication costs                  0          (347)         (34,349)          34,696                 0
Partners  withdrawals                             0        (3,444)        (165,814)               0         (169,258)
                                         -----------     ----------      -----------     -----------      ------------

Balances at December 31, 1994               189,300          7,737        7,519,424       (236,669)         7,290,492

Contributions on application              3,634,264              0                0               0                 0

Interest credited to partners in             18,908              0                0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                        (7,673)              0                0               0                 0
  Transfers to Partners  capital         (3,834,799)         3,588        3,831,211               0         3,834,799

Net income                                        0          8,368          828,465               0           836,833
Syndication costs incurred                        0              0                0       (175,334)         (175,334)
Allocation of syndication costs                   0          (859)         (85,045)          85,904                 0
Partners  withdrawals                             0        (7,509)        (308,554)               0         (316,063)
Early withdrawal penalties                        0              0            (564)             164             (400)
                                         -----------     ----------      -----------     -----------      ------------

Balances at December 31, 1995                    $0         11,325       11,784,937       (325,935)        11,470,327

Contributions on application              4,172,718              0                0               0                 0

Interest credited to partners in              2,618              0                0               0                 0
applicant status

Upon admission to partnership:
  Interest withdrawn                          (863)              0                0               0                 0
  Transfers to Partners  capital         (3,863,536)         4,224        3,859,312               0         3,863,536

Net income                                        0         12,309        1,218,598               0         1,230,907
Syndication costs incurred                        0           0.00             0.00       (214,689)         (214,689)
Allocation of syndication costs                   0        (1,177)        (116,523)         117,700                 0
Partners  withdrawals                             0       (11,132)        (553,027)               0         (564,159)
Early withdrawal penalties                        0           0.00         (12,108)           4,550           (7,558)
                                         -----------     ----------      -----------     -----------      ------------

Balances at December 31, 1996               310,937         15,549       16,181,189       (418,374)        15,778,364
                                         ===========     ==========      ===========     ===========      ============

See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------

                                                             Capital
                                         Partners In         Account        Unallocated       Formation
                                          Applicant          Limited        Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------
Balances at December 31, 1993                 $128,772       $2,809,535       $(188,439)       $(205,954)      $2,415,142

Contributions of Application                 4,560,683                0                0                0               0
Formation loan increases                             0                0                0        (319,302)       (319,302)
Interest   credited  to  partners  in           14,443                0                0                0               0
applicant status

Upon admission to partnership:
    Interest withdrawn                         (5,774)                0                0                0               0
    Transfers to Partners  capital         (4,508,824)        4,504,282                0                0       4,504,282

Net Income                                           0          405,770                0                0         405,770
Syndication costs incurred                           0                0         (80,213)                0        (80,213)
Allocation of syndication costs                      0         (34,349)           34,349                0               0
Partners withdrawals                                 0        (165,814)                0                0       (165,814)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1994                  189,300        7,519,424        (234,303)        (525,256)       6,759,865

Contributions of Application                 3,634,264                0                0        (250,373)       (250,373)
Formation loan increases                             0                0                0                0               0
Interest   credited  to  partners  in           18,908                0                0                0               0
applicant status

Upon admission to partnership:
    Interest withdrawn                         (7,673)                0                0                0               0
    Transfers to Partners  capital         (3,834,799)        3,831,211                0                0       3,831,211

Net Income                                           0          828,465                0                0         828,465
Syndication costs incurred                           0                0        (173,581)                0       (173,581)
Allocation of syndication costs                      0         (85,045)           85,045                0               0
Partners  withdrawals                                0        (308,554)                0                0       (308,554)
Early withdrawal penalties                           0            (564)              162              400             (2)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1995                        0       11,784,937        (322,677)        (775,229)      10,687,031

Contributions on Application                 4,172,718                0                0                0               0
Formation loan increases                             0                0                0        (314,996)       (314,996)
Formation loan payments                              0                0                0            8,961           8,961
Interest   credited  to  partners  in            2,618                0                0                0               0
applicant status

Upon admission to partnership:
    Interest withdrawn                           (863)                0                0                0               0
    Transfers to Partners  capital         (3,863,536)        3,859,312                0                0       3,859,312

Net Income                                           0        1,218,598                0                0       1,218,598
Syndication costs incurred                           0                0        (212,542)                0       (212,542)
Allocation of syndication costs                      0        (116,523)          116,523                0               0
Partners  withdrawals                                0        (553,027)                0                0       (553,027)
Early withdrawal penalties                           0         (12,108)            4,506            7,558            (44)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1996                 $310,937      $16,181,189       $(414,190)      $(1,073,706)    $14,693,293
                                         ==============     ============    =============     ============    ============

See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                          PARTNERS CAPITAL
                                            ------------------------------------------------------------------------------
                                                            GENERAL PARTNERS CAPITAL
                                            ----------------------------------------------------------

                                               Capital            Unallocated                                  Total
                                               Account            Syndication             Total              Partners
                                               General               Costs                                    Capital
                                               Partners
                                            ----------------    -----------------    -----------------     ---------------
Balances at December 31, 1993                        $2,887             $(1,903)                 $984          $2,416,126

Contributions of Application                              0                    0                    0                   0
Formation loan increases                                  0                    0                    0           (319,302)
Interest   credited  to  partners  in                     0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    4,542                    0                4,542           4,508,824

Net Income                                            4,099                    0                4,099             409,869
Syndication costs incurred                                0                (810)                (810)            (81,023)
Allocation of syndication costs                       (347)                  347                    0                   0
Partners  withdrawals                               (3,444)                    0              (3,444)           (169,258)
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1994                         7,737              (2,366)                5,371           6,765,236

Contributions of Application                              0                    0                    0                   0
Formation loan increases                                  0                    0                    0           (250,373)
Interest   credited  to  partners  in                     0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    3,588                    0                3,588           3,834,799

Net Income                                            8,368                    0                8,368             836,833
Syndication costs incurred                                0              (1,753)              (1,753)           (175,334)
Allocation of syndication costs                       (859)                  859                    0                   0
Partners  withdrawals                               (7,509)                    0              (7,509)           (316,063)
Early withdrawal penalties                                0                    2                    2                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1995                        11,325              (3,258)                8,067          10,695,098

Contributions on Application                              0                    0                    0                   0
Formation loan increases                                  0                    0                    0           (314,996)
Formation loan payments                                                                                             8,961
Interest   credited  to  partners  in                     0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    4,224                    0                4,224           3,863,536

Net Income                                           12,309                    0               12,309           1,230,907
Syndication costs incurred                                0              (2,147)              (2,147)           (214,689)
Allocation of syndication costs                     (1,177)                1,177                    0                   0
Partners  withdrawals                              (11,132)                    0             (11,132)           (564,159)
Early withdrawal penalties                                0                   44                   44                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1996                       $15,549             $(4,184)              $11,365         $14,704,658
                                            ================    =================    =================     ===============

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                                YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                       1996               1995               1994
                                                                   --------------     -------------      -------------
Cash flows from operating activities:
  Net income                                                          $1,230,907          $836,833           $409,869
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                     2,500             2,500              2,500
    Provision Increase in allowance for doubtful accounts.                78,651            26,032             13,120
    Provision for losses (gains) on real estate held for sale           (23,268)                 0                  0
    Increase in accounts payable                                          16,615             4,010                  0
    (Increase) in accrued interest & advances                           (83,477)          (45,334)           (63,008)
    (Increase) decrease in amount due from related companies               2,738           (3,049)              2,493
    (Increase) in deferred loan fee                                      (3,002)          (17,718)                  0
    (Increase) in deferred interest income                               217,480                 0                  0
                                                                   --------------     -------------      -------------


      Net cash provided by operating activities                        1,462,412           803,274            364,974
                                                                   --------------     -------------      -------------
      Net cash provided by operating activities                        1,439,144           803,274            364,974

Cash flows from investing activities:

  Net (increase) decrease in:
       Mortgage Investments                                          (3,595,738)       (5,562,545)        (4,148,033)
       Formation loan                                                  (298,477)         (249,973)          (319,302)
       Accounts receivables, unsecured                                   (4,018)          (71,316)                  0
       Real estate acquired through foreclosure                         (66,991)                 0                  0
       Investment in limited liability corporation                     (191,139)                 0                  0
                                                                   --------------     -------------      -------------

      Net cash used in investing activities                          (4,156,363)       (5,883,834)        (4,467,335)
                                                                   --------------     -------------      -------------

    Principal collected on Mortgage Investments                        9,019,190         1,508,190          1,641,847
    Mortgage Investments made                                       (13,148,944)       (7,133,221)        (5,789,880)
    Disposition of real estate held for sale                             299,154                 0                  0
    Accounts receivables, unsecured                                      (4,018)            (8,830                  0
                                                                  ---------------     -------------      -------------

      Net cash used in investing activities                          (3,834,618)       (5,633,861)        (4,148,033)
                                                                  ---------------     -------------      -------------



(continued on next page)

(continued from previous page)

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                       1996               1995               1994
                                                                  ---------------     -------------      -------------
Cash flows from financing activities

 Increase (decrease) in note payable-bank                              (410,000)         1,910,000                  0
 Contributions by partner applicants                                   4,172,718         3,634,264          4,560,683
 Interest credited to partners in applicant status                         2,618            18,908             14,443
 Interest withdrawn by partners in applicant status                        (863)           (7,673)            (5,774)
 Partners withdrawals                                                  (564,159)         (316,063)          (169,258)
 Early withdrawal penalties, net                                         (7,558)             (400)                  0
 Syndication costs incurred                                            (214,689)         (175,334)           (81,023)
    Formation loan increases                                           (314,996)         (250,373)          (319,302)
    Formation loan collections                                             8,961                 0                  0
                                                                  ---------------     -------------      -------------

      Net cash provided by financing activities                        2,978,067         5,063,702          4,319,071
      Net cash provided by financing activities                        2,679,590         4,813,729          3,999,769
                                                                  ---------------     -------------      -------------

Net increase (decrease) in cash and cash equivalents                     284,116          (16,858)            216,710

Cash - beginning of period                                               380,318           397,176            180,466
                                                                  ---------------     -------------      -------------

Cash - end of period                                                    $664,434          $380,318           $397,176
                                                                  ===============     =============      =============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At December 31, 1996, the Partnership was in the offering stage, wherein contributed capital totalled $15,242,954 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (152,429). Of this amount, $310,937 remained in applicant status.

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

The following summarizes Formation Loan transactions to December 31, 1996:

                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------

Limited Partner contributions                  $14,932,017              $310,937          $15,242,954
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840                15,384            1,090,224
Payments to date                                   (8,960)                     0              (8,960)
Early withdrawal penalties applied                 (7,558)                     0              (7,558)
                                            ---------------       ---------------      ---------------

Balance December 31, 1996                       $1,058,322               $15,384           $1,073,706
                                            ===============       ===============      ===============

Percent loaned of Partners contributions              7.2%                  4.9%                 7.2%
                                            ===============       ===============      ===============


     The formation loan, which is receivable from Redwood Mortgage, an affiliate of the General Partners, has been deducted from Limited Partners Capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced (see note 11).


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

     Through December 31, 1996, organization costs of $12,500 and syndication costs of $670,610 had been incurred by the Partnership with the following distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------

Costs incurred                    $569,865          100,745         670,610         12,500         683,110
Early withdrawal penalties         (4,714)                0         (4,714)              0         (4,714)
applied
Allocated and amortized to       (247,522)                0       (247,522)        (8,125)       (255,647)
date

                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------

December 31, 1996 balance         $317,629          100,745         418,374          4,375         422,749
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

     At December 31, 1996, 1995, and 1994, there were no mortgage investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements the average mortgage investment to appraised value of security at the time the losses were consummated was 58.21%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At December 31, 1996, there was one such piece of property with costs totaling $71,991 less a reduction of $5,000 to arrive at the net fair value of $66,991.

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

I. Allowance for Doubtful Accounts

     Mortgage  Investments and the related accrued interest,  fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1996, and 1995 was as follows:

                                               December 31,
                                     ----------------------------------
                                     1996                          1995
                                     ----                          -----

Impaired mortgage investments          $0                              $0
Unspecified mortgage investments   72,803                           9,152
Amounts receivable, unsecured      45,000                          30,000
                                 ----------                     -----------
                                 $117,803                         $39,152
                             ===============                 ===============


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

K. Reclassifications and Changes in Presentation

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation. In addition, the formation loan previously categorized as an asset has been deducted from Limited Partners Capital until collected from Redwood Mortgage, an affiliate of the General Partners (see note 11).

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which are paid to the General Partners and/or related parties.

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

     B. Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.
     Currently, such servicing fees are at 1/12 of 1% per month (1% annually). Amounts remitted to the Partnership and recorded as interest on Mortgage Investments is net of such fees. In 1994, $15,278 of the total mortgage servicing fees of $44,405 were waived by Redwood Mortgage. In 1995, and 1996, Redwood Mortgage received the total mortgage servicing fees earned of $85,456 and $155,912 respectively.
     Mortgage servicing fees of $155,912, $85,456 and $29,127 were incurred for years 1996, 1995 and 1994 respectively.

     C. Asset Management Fee The General Partners will receive a monthly fees for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual).
     Fees were reduced by the General Partners from $17,718 to $5,906 in 1994, with the difference being waived. In 1995, and 1996, fees were reduced from $34,773 to $11,587 and from $51,158 to $17,053 respectively, with the differences being waived by the General Partners.
     Management fees of $17,053, $11,587 and $5,906 were incurred for years 1996, 1995 and 1994, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
NOTE 8 - INCOME TAXES


     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:


                                                                          December 31,
                                                            ------------------------------------------
                                                                  1996                      1995
                                                            -----------------          ---------------

Net Assets - Partners  Capital per financial statements          $14,704,658              $10,695,098
Unamortized syndication costs                                        418,374                  325,935
Allowance for doubtful accounts                                      117,803                   39,152
                                                            -----------------          ---------------
Formation loans receivable                                         1,073,706                  775,229
                                                            -----------------          ---------------
Net assets tax basis                                             $16,314,541              $11,835,414
                                                            =================          ===============

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

     (b) The carrying value of mortgage investments (see note 2(c) is $15,642,990. The fair value of these investments of $16,451,970 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 8 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 50 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                 50
Total Mortgage Investments outstanding                                                            $15,642,990

Average Mortgage Investment outstanding                                                              $312,860
Average Mortgage Investment as percent of total                                                         2.00%
Average Mortgage Investment as percent of Partners  Capital                                             1.98%
Average Mortgage Investment as percent of Partners  Capital                                             2.13%

Largest Mortgage Investment outstanding                                                            $1,450,000
Largest Mortgage Investment as percent of total                                                         9.27%
Largest Mortgage Investment as percent of Partners  Capital                                             9.19%
Largest Mortgage Investment as percent of Partners  Capital                                             9.86%

Number of counties where security is located (all California)                                              16
Largest percentage of Mortgage Investments in one county                                               20.84%
Average Mortgage Investment to appraised value of security at time loan was consummated                58.21%

Number of Mortgage Investments in foreclosure status                                                        1
Amount of Mortgage Investments in foreclosure                                                        $118,811


     The following  categories of mortgage investments are pertinent at December
31, 1996 and 1995:

                                                                          December 31,
                                                            ------------------------------------------
                                                                  1996                      1995
                                                            -----------------          ---------------

First Trust Deeds                                                 $6,545,779               $4,996,887
Second Trust Deeds                                                 8,797,211                7,050,365
Third Trust Deeds                                                    300,000                        0
                                                            -----------------          ---------------
  Total mortgage investments                                      15,642,990               12,047,252
Prior liens due other lenders                                     25,161,374               26,965,234
                                                            -----------------          ---------------
  Total debt                                                     $40,804,364              $39,012,486
                                                            =================          ===============

Appraised property value at time of loan                         $70,100,408              $61,347,449
                                                            =================          ===============

Total investments as a percent of appraisals                          58.21%                   63.59%
                                                            =================          ===============

Investments by Type of Property

Owner occupied homes                                              $1,808,921               $2,300,576
Non-Owner occupied homes                                           2,288,036                1,844,507
Apartments                                                         2,521,515                2,664,963
Commercial                                                         9,024,518                5,237,206
                                                            =================          ===============
                                                                 $15,642,990              $12,047,252
                                                            =================          ===============

     The interest rates on the mortgage investments range from 10.00% to 14.50% at December 31, 1996.


     Scheduled maturity dates of mortgage investments as of December 31, 1996 are as follows:

     Scheduled maturity dates of mortgage investments as of December 31, 1996 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1997                           $2,516,933
                            1998                            2,264,238
                            1999                            1,999,100
                            2000                              415,140
                            2001                              555,380
                         Thereafter                         1,563,133
                                                        ===============
                                                           $9,313,924
                                                        ===============


     The scheduled maturities for 1997 include approximately $468,000 in loans which are past maturity at December 31, 1996. Interest payment on these loans are current..

     One loan in the principal amount of $118,811 had interest paid through September 1, 1996, and is in foreclosure. That loan which is the only loan categorized as delinquent, is not considered impaired because the underlying security is sufficient to cover amount due.

     The cash balance at December 31, 1996 of $664,434 was in one bank with interest bearing balances totalling $605,871. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $564,434.

NOTE 11 - CHANGE IN PRESENTATION

     The formation loan receivable from Redwood Mortgage, an affiliate of the General Partners, has been categorized as a reduction in Limited Partners Capital, the source of the funds. It was previously reflected as an asset. As payments are received, or early withdrawal penalties realized, the formation loan balance will be reduced and restored to Limited Partners Capital. The total of the formation loan outstanding was $1,073,706 and $775,229 at December 31, 1996 and 1995, respectively.

     In addition, Limited Partners Capital and General Partners Capital are reflected separately in the Balance Sheet, whereas they were previously reflected separately in the Statement of Changes in Partners Capital.

      SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                    Column B               Column C            Column D                   Column E
Name of Debtor              Balance Beginning      Additions                 Deductions            Balance at end of period
                            of period 12/31/95                          (1)            (2)           (1)           (2)
                                                                      Amounts        Amounts       Current     Not Current
                                                                     collected     written off              12/31/96
Redwood Mortgage              $775,229               $314,996         $8,960          $7,559        $0.00        $1,073,706


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

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         REDWOOD MORTGAGE INVESTORS VIII


Column A           Column B                        Column C                Column D           Column E
Description        Balance                         Additions               Deductions         Balance at
                                      ------------------------------------
                   beginning of             (1)                 (2)          Describe         End of Period
                   of period         Charged to          Charged to
                                     Costs & Expenses    Other accounts -
                                                         Describe

Year Ended
12/31/96

Deducted from
Asset accounts:

Allowance for
Doubtful accts              $39,152             $78,651             $23,268             0.00         $117,803


Cumulative
write-down of
Real Estate
held for sale
(REO)                            $0            (23,268)            (28,268)                0            5,000


------------------ ----------------- ------------------- ------------------- ---------------- ----------------
Totals                      $39,152             $55,383        $(28,268)(a)               $0         $122,803

(a)  represents gain on disposition or REO


SCHEDULE XII

                      MORTGAGE INVESTMENTS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B    Col. C     Col. D     Col. E     Col. F       Col. G         Col. H     Col. I     Col. J
Descp.    Interest  Final      Periodic   Prior      Face Amt.    Carrying     Principal    Type of    Geographic
          Rate      Maturity   Payment    Liens      of           amount of    amount of    Lien       County
                    Date       Terms                 Mortgage     Mortgage     Mortgage                Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest
========= ========= ========== ========== ========== ============ ============ ============ ========== ================

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
                                                                               Principal
                                                                               or Interest
========= ========== ========= ========== ========== ============ ============ ============ ========== ===============

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


Notes:


     None of the above loans is considered impaired. Therefore, none of them has been written down, although the allowance for doubtful accounts includes $72,803 relating to the above loans and accrued interest receivable and advances related thereto.

     Amounts reflected in column G (carrying amount of mortgage investments) represents both cost and the tax basis of the loans.

Schedule XII


     Reconciliation of carrying amount of Mortgage Investments at close of period (12/31/96)

Balance at beginning of period 1/01/96                                                   $12,047,252
Additions during period:
New Mortgage Investments                                            $13,148,944
Other                                                                        0           $13,148,944
------------------------------------------------------------------- -------------------- -------------------

                                                                                         $25,196,196

Deduction during period:
Collections of principal                                            $9,019,190
Foreclosures                                                             534,016
Cost of Mortgage Investments sold                                            0
Amortization of Premium                                                      0
Other                                                                        0           $9,553,206
------------------------------------------------------------------- -------------------- -------------------


Balance at close of period (12/31/96)                                                    $15,642,990


Schedule XII

Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1996                  1995                 1994
                                            ---------------       ---------------      ---------------

Balance at beginning of year                   $12,047,252            $6,484,707           $2,336,674
                                            ---------------       ---------------      ---------------
Additions during period:
  New Mortgage Investments                      13,148,944             7,133,221            5,789,880
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions               13,148,944             7,133,221            5,789,880
                                            ---------------       ---------------      ---------------


Deductions during period:
  Collections of principal                       9,019,190             1,508,190            1,641,847
  Foreclosures                                     534,016                     0                    0
  Cost of Mortgage Investments sold                      0                     0                    0
  Amortization of Premium                                0                     0                    0
  Other                                                  0                62,486                    0
                                            ---------------       ---------------      ---------------
                  Total Deductions               9,553,206             1,570,676            1,641,847
                                            ---------------       ---------------      ---------------

Balance at close of year                       $15,642,990           $12,047,252           $6,484,707
                                            ===============       ===============      ===============



SCHEDULE IX

                                                         SHORT TERM BORROWINGS
                                             REDWOOD MORTGAGE INVESTORS VIII - RULE 12-10



Column A                Column B         Column C            Column D              Column E            Column F
Category of Aggregate   Balance at End   Weighted Average    Maximum Amount        Average Amount      Weighted Average
Short-Term Borrowings   of Period        Interest Rate       Outstanding           Outstanding         Interest Rate
                                                                                                       during
                                                             During the Period     During the Period   the period
======================= ================ =================== ===================== =================== ===================


Year-Ended 12/31/96     $1,500,000             9.15%              $3,000,000           $2,071,270            9.15%



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


Entity Receiving Compensation          Description of Compensation        Amount
                                        and Services  Rendered
------------------------------------- ------------------------------------------

I. Redwood Mortgage.                 Loan Servicing Fee for servicing Mortgage
                                     Investments........................$155,912

General Partners &/or Affiliate      Asset Management Fee for
                                      managing assets................... $17,053

General Partners                     1% interest in  profits............ $12,309
                                     Less allowance for syndication costs  1,177
                                                                          ------
                                                                         $11,132

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

     II. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
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