Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1997-10-16
CIK 889123

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

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                $6,545,779.70
Appraised Value of Properties                                    14,694,294.00
  Total Investment as a % of Appraisal                                  44.55%
Second Trust Deed Mortgage Investments                            8,797,210.57
Third Trust Deed Mortgage Investments                               300,000.00
First Trust Deeds due other Lenders                              24,801,374.00
Second Trust Deeds due other Lenders                                360,000.00

Total Debt                                                      $40,804,364.27

  Appraised Property Value                                      $70,100,408.00
  Total Investments as a % of Appraisal                                 58.21%

Number of Mortgage Investments Outstanding                                  50


Average Investment                                                 $312,859.81
Average Investment as a % of Net Assets                                  1.98%
Average Investment as a % of Net Assets                                  2.13%
Largest Investment Outstanding                                    1,450,000.00
Largest Investment as a % of Net Assets                                  9.19%
Largest Investment as a % of Net Assets                                  9.86%


Loans as a Percentage of Total Mortgage Investments

First Trust Deeds                                                       41.84%
Second Trust Deeds                                                      56.24%
Third Trust Deeds                                                        1.92%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by
Type of Property                        Amount              Percent

Owner Occupied Homes                   $1,808,920.97            11.56%
Non-Owner Occupied Homes                2,288,035.93            14.63%
Apartments                              2,521,515.06            16.12%
Commercial                              9,024,518.31            57.69%
                                   ------------------      ------------

Total                                 $15,642,990.27           100.00%

The following is a distribution of Mortgage Investments outstanding as of December 31, 1996 by Counties.

County                                Total                     Percent
                              Mortgage Investments

San Mateo                              $3,259,389.91             20.84%
San Francisco                           3,218,843.55             20.58%
Santa Clara                             3,024,309.66             19.33%
Stanislaus                              1,496,312.75              9.56%
San Joaquin                             1,171,192.57              7.49%
Marin                                   1,128,849.46              7.22%
Contra Costa                              624,343.77              3.99%
Santa Barbara                             416,828.99              2.66%
Alameda                                   396,587.00              2.53%
San Luis Obispo                           300,000.00              1.92%
Fresno                                    129,384.67              0.83%
Mendocino                                 125,000.00              0.80%
El Dorado                                 118,810.72              0.76%
Sonoma                                     88,732.76              0.57%
Tuoloume                                   87,507.78              0.56%
Sacramento                                 56,896.68              0.36%
                             ------------------------        -----------

Total                                 $15,642,990.27            100.00%


Statement of Condition of Mortgage Investments
         Number of Mortgage Investments in Foreclosure          1

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

                                     Part II

Item 5 - Market for the Registrants Units and Related Partnership Matters.

300,000 units at $100 each (minimum 20 units) are being offered (150,000 units were previously offered and sold) through broker-dealer member firms of the National Association of Securities Dealers on abest efforts basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.

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


     Scheduled maturity dates of mortgage investments as of December 31, 1996 are as follows:

     Scheduled maturity dates of mortgage investments as of December 31, 1996 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1997                           $2,381,155
                            1998                            3,268,418
                            1999                            2,427,585
                            2000                            2,377,963
                            2001                            2,865,997
                         Thereafter                         2,321,872
                                                        ===============
                                                          $15,642,990
                                                        ===============


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

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         REDWOOD MORTGAGE INVESTORS VIII


Column A           Column B                        Column C                Column D           Column E
Description        Balance                         Additions               Deductions         Balance at
                                      ------------------------------------
                   beginning of             (1)                 (2)          Describe         End of Period
                   of period         Charged to          Charged (credited)
                                     Costs & Expenses    to Other accounts -
                                                         Describe

Year Ended
12/31/96

Deducted from
Asset accounts:

Allowance for
Doubtful accts              $39,152             $78,651             $0                  0.00         $117,803


Cumulative
write-down of
Real Estate
held for sale
(REO)                            $0            (23,268)            (28,268)                0            5,000


------------------ ----------------- ------------------- ------------------- ---------------- ----------------
Totals                      $39,152             $55,383        $(28,268)(a)               $0         $122,803

(a)  represents gain on disposition of REO


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


Entity Receiving Compensation          Description of Compensation        Amount
                                        and Services  Rendered
------------------------------------- ------------------------------------------

I. Redwood Mortgage.                 Mortgage Servicing Fee for servicing
                                     Mortgage Investments...............$155,912

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