Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1997-10-21
CIK 889123

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

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                $6,545,779.70
Appraised Value of Properties                                    14,694,294.00
  Total Investment as a % of Appraisal                                  44.55%
Second Trust Deed Mortgage Investments                            8,797,210.57
Third Trust Deed Mortgage Investments                               300,000.00
First Trust Deeds due other Lenders                              24,801,374.00
Second Trust Deeds due other Lenders                                360,000.00

Total Debt                                                      $40,804,364.27

  Appraised Property Value                                      $70,100,408.00
  Total Investments as a % of Appraisal                                 58.21%

Number of Mortgage Investments Outstanding                                  50


Average Investment                                                 $312,859.81
Average Investment as a % of Net Assets                                  2.13%
Largest Investment Outstanding                                    1,450,000.00
Largest Investment as a % of Net Assets                                  9.86%


Loans as a Percentage of Total Mortgage Investments

First Trust Deeds                                                       41.84%
Second Trust Deeds                                                      56.24%
Third Trust Deeds                                                        1.92%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by
Type of Property                        Amount              Percent

Owner Occupied Homes                   $1,808,920.97            11.56%
Non-Owner Occupied Homes                2,288,035.93            14.63%
Apartments                              2,521,515.06            16.12%
Commercial                              9,024,518.31            57.69%
                                   ------------------      ------------

Total                                 $15,642,990.27           100.00%

The following is a distribution of Mortgage Investments outstanding as of December 31, 1996 by Counties.

County                                Total                     Percent
                              Mortgage Investments

San Mateo                              $3,259,389.91             20.84%
San Francisco                           3,218,843.55             20.58%
Santa Clara                             3,024,309.66             19.33%
Stanislaus                              1,496,312.75              9.56%
San Joaquin                             1,171,192.57              7.49%
Marin                                   1,128,849.46              7.22%
Contra Costa                              624,343.77              3.99%
Santa Barbara                             416,828.99              2.66%
Alameda                                   396,587.00              2.53%
San Luis Obispo                           300,000.00              1.92%
Fresno                                    129,384.67              0.83%
Mendocino                                 125,000.00              0.80%
El Dorado                                 118,810.72              0.76%
Sonoma                                     88,732.76              0.57%
Tuoloume                                   87,507.78              0.56%
Sacramento                                 56,896.68              0.36%
                             ------------------------        -----------

Total                                 $15,642,990.27            100.00%


Statement of Condition of Mortgage Investments
         Number of Mortgage Investments in Foreclosure          1

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

Financial condition and results of operation for the Partnership for three years to December 31, 1996 were:

                                  Balance Sheet
                                     Assets


                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1996                1995                1994
                                                      --------------       -------------      --------------
Cash                                                       $664.434            $380,318            $397,176
Accounts Receivable:
   Mortgage investments secured by Deeds of Trust        15,642,990          12,047,252           6,484,707
   Accrued interest and other fees                          196,530             113,301              75,345
   Advances on Mortgage Investments                           8,679               8,431               1,053
   Other receivables - Unsecured                             75,334              71,316                   0
   Less allowance for losses                              (117,803)            (39,152)            (13,120)
Investment in Limited Liability Corporation                 191,139                   0                   0
Real estate owned, net                                       66,991                   0                   0
Organization cost net of amortization                         4,375               6,875               9,375
Prepaid Expenses                                             20,720              17,718                   0
Due from General Partners/Related Companies                     311               3,049                   0


                                                      --------------       -------------      --------------
                                                        $16,753,700         $12,609,108          $6,954,536
                                                      --------------       -------------      --------------


                        Liabilities and Partners Capital

                                                                          December 31,
                                                      -----------------------------------------------------

                                                               1996                1995               1994
                                                       -------------      -------------       -------------
Liabilities:
Deferred interest                                          $217,480                  $0                 $0
Note payable - Bank                                       1,500,000           1,910,000                  0
Accounts payable                                             20,625               4,010                  0
Subscriptions to partnership in applicant status            310,937                   0            189,300
                                                      --------------       -------------      -------------
                                                         $2,049,042          $1,914,010           $189,300
                                                      --------------       -------------      -------------

Partners  Capital
  Limited partners subject to redemption                 14,693,293          10,687,031          6,759,865
  General Partners                                           11,365               8,067              5,371
                                                      --------------       -------------      -------------
                                                        $14,704,658         $10,695,098         $6,765,236
                                                      --------------       -------------      -------------
                                                        $16,753,700         $12,609,108         $6,954,536
                                                      ==============       =============      =============



                               Statement of Income


Gross revenue                                                   $1,726,635      $1,050,236        $497,673
Expenses                                                           493,110         194,495          73,361
                                                            ---------------    ------------     -----------
Income before  interest  credited to Partners in applicant       1,233,525         855,741         424,312
status
Interest credited to Partners in applicant status                    2,618          18,908          14,443
                                                            ---------------    ------------ --- -----------


Net Income                                                      $1,230,907        $836,833        $409,869
                                                            ===============    ============     ===========

Net income to General Partners (1%)                                $12,309          $8,368          $4,099
                                                            ===============    ============     ===========

Net Income to Limited Partners (99%)                            $1,218,598        $828,465        $405,770
                                                            ===============    ============     ===========


Net Income per $1,000  invested  by Limited  Partners  for
entire period (annualized)
   - where income is reinvested and compounded                         $84             $83             $81
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





                              /S/ A. Bruce Cropper
                                PARODI & CROPPER





Lafayette, California
February 28, 1997


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                                          1996                 1995
                                                                     ---------------      ---------------

Cash                                                                       $664,434             $380,318
                                                                     ---------------      ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                        15,642,990           12,047,252
  Accrued Interest on Mortgage Investments                                  196,530              113,301
  Advances on Mortgage Investments                                            8,679                8,431
  Accounts receivables, unsecured                                            75,334               71,316
                                                                     ---------------      ---------------
                                                                         15,923,533           12,240,300

  Less allowance for doubtful accounts                                      117,803               39,152
                                                                     ---------------      ---------------
                                                                         15,805,730           12,201,148
                                                                     ---------------      ---------------


Real Estate owned, acquired through foreclosure,
   held for sale                                                             66,991                    0
Investment in limited liability corporation, at cost which
  approximates market                                                       191,139                    0
Organization costs, less accumulated amortization of $8,125
 and $5,625, respectively                                                     4,375                6,875
Due from related companies                                                      311                3,049
Prepaid expense-deferred loan fee                                            20,720               17,718
                                                                     ---------------      ---------------
                                                                        $16,753,700          $12,609,108


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                        LIABILITIES AND PARTNERS CAPITAL

Liabilities:

  Accounts payable and accrued expenses                                     $20,625               $4,010
  Note payable - bank line of credit                                      1,500,000            1,910,000
  Deferred interest income                                                  217,480                    0
  Subscriptions to partnership in applicant status                          310,937                    0
                                                                     ---------------      ---------------
                                                                          2,049,042            1,914,010


Partners Capital                                                        $17,827,406          $13,384,337
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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                             YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------


                                                                    1996              1995                1994
                                                                -------------     --------------      --------------
Revenues:
  Interest on Mortgage Investments                                $1,718,208         $1,031,029            $480,110
  Interest on bank deposits                                            4,083             13,120              15,739
  Late charges                                                         3,847              3,876               1,704
  Miscellaneous                                                          497              2,211                 120
                                                                -------------     --------------      --------------
                                                                   1,726,635          1,050,236             497,673


Expenses:
  Mortgage servicing fees                                            155,912             85,456              29,127
  Interest on note payable - bank                                    188,638             25,889                   0
  Amortization of loan origination fees                               11,999              2,531                   0
  Provision for doubtful accounts and losses on real estate
    acquired through foreclosure                                      55,383             26,032              13,120
  Asset management fee - General Partner                              17,053             11,587               5,906
  Amortization of organization costs                                   2,500              2,500               2,500
  Clerical costs through Redwood Mortgage                             38,799             22,769              10,664
  Professional services                                               17,687             16,178              10,244
  Printing, supplies and postage                                       1,192                 92                 917
  Other                                                                3,947              1,461                 883
                                                                -------------     --------------      --------------
                                                                     493,110            194,495              73,361

Income before interest credited to partners in applicant           1,233,525            855,741             424,312
status

Interest credited to partners in applicant status                      2,618             18,908              14,443
                                                                -------------     --------------      --------------

Net Income                                                        $1,230,907           $836,833            $409,869
                                                                =============     ==============      ==============

Net income:  To General Partners(1%)                                 $12,309             $8,368              $4,099
                     To Limited Partners (99%)                     1,218,598            828,465             405,770
                                                                =============     ==============      ==============
Total - net income                                                $1,230,907           $836,833            $409,869
                                                                =============     ==============      ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
-where income is reinvested and compounded                              $ 84               $ 83                $ 81
                                                                =============     ==============      ==============

-where partner receives income in monthly distributions                 $ 81               $ 80                $ 79
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
                                            ================    =================    =================     ===============

See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                   ---------------------------------------------------
                                                                       1996               1995               1994
                                                                   --------------     -------------      -------------
Cash flows from operating activities:
  Net income                                                          $1,230,907          $836,833           $409,869
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                     2,500             2,500              2,500
    Provision  for doubtful accounts.                                     78,651            26,032             13,120
    Provision for losses (gains) on real estate held for sale           (23,268)                 0                  0
    Increase in accounts payable                                          16,615             4,010                  0
    (Increase) in accrued interest & advances                           (83,477)          (45,334)           (63,008)
    (Increase) decrease in amount due from related companies               2,738           (3,049)              2,493
    (Increase) in deferred loan fee                                      (3,002)          (17,718)                  0
    (Increase) in deferred interest income                               217,480                 0                  0
                                                                   --------------     -------------      -------------


      Net cash provided by operating activities                        1,439,144           803,274            364,974

Cash flows from investing activities:


    Principal collected on Mortgage Investments                        9,019,190         1,508,190          1,641,847
    Mortgage Investments made                                       (13,148,944)       (7,133,221)        (5,789,880)
    Disposition of real estate held for sale                             299,154                 0                  0
    Accounts receivables, unsecured                                      (4,018)            (8,830                  0
                                                                  ---------------     -------------      -------------

      Net cash used in investing activities                          (3,834,618)       (5,633,861)        (4,148,033)
                                                                  ---------------     -------------      -------------

Cash flows from financing activities

 Increase (decrease) in note payable-bank                              (410,000)         1,910,000                  0
 Contributions by partner applicants                                   4,172,718         3,634,264          4,560,683
 Interest credited to partners in applicant status                         2,618            18,908             14,443
 Interest withdrawn by partners in applicant status                        (863)           (7,673)            (5,774)
 Partners withdrawals                                                  (564,159)         (316,063)          (169,258)
 Syndication costs incurred                                            (214,689)         (175,334)           (81,023)
    Formation loan increases                                           (314,996)         (250,373)          (319,302)
    Formation loan collections                                             8,961                 0                  0
                                                                  ---------------     -------------      -------------

      Net cash provided by financing activities                        2,679,590         4,813,729          3,999,769
                                                                  ---------------     -------------      -------------

Net increase (decrease) in cash and cash equivalents                     284,116          (16,858)            216,710

Cash - beginning of period                                               380,318           397,176            180,466
                                                                  ---------------     -------------      -------------

Cash - end of period                                                    $664,434          $380,318           $397,176
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

NOTE  10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 50 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                 50
Total Mortgage Investments outstanding                                                            $15,642,990

Average Mortgage Investment outstanding                                                              $312,860
Average Mortgage Investment as percent of total                                                         2.00%
Average Mortgage Investment as percent of Partners  Capital                                             2.13%

Largest Mortgage Investment outstanding                                                            $1,450,000
Largest Mortgage Investment as percent of total                                                         9.27%
Largest Mortgage Investment as percent of Partners  Capital                                             9.86%

Number of counties where security is located (all California)                                              16
Largest percentage of Mortgage Investments in one county                                               20.84%
Average Mortgage Investment to appraised value of security at time loan was consummated                58.21%

Number of Mortgage Investments in foreclosure status                                                        1
Amount of Mortgage Investments in foreclosure                                                        $118,811


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