Form 10-Q
period 1997-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1997-11-05
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended              September 30, 1997
--------------------------------------------------------------------------------
Commission file number             33-49946
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       CALIFORNIA                                              94-3158788
-------------------------- -----------------------------------------------------
(State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                               Identification No.

               650 El Camino Real, Suite G, Redwood City, CA 94063
-------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (415) 365-5341
------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

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

YES    XX                                                   NO
    -------                                                 ----------

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

                                 NOT APPLICABLE



                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1996 (audited) AND
                         SEPTEMBER 30, 1997 (unaudited)

                                     ASSETS

                                                                     Sept 30, 1997         Dec 31, 1996
                                                                      (unaudited)            (audited)
                                                                    ----------------      ----------------

Cash                                                                       $279,833              $664,434
                                                                    ----------------      ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                        24,987,302            15,642,990
  Accrued Interest on Mortgage Investments                                  196,616               196,530
  Advances on Mortgage Investments                                           94,366                 8,679
  Accounts receivables, unsecured                                            76,327                75,334
                                                                    ----------------      ----------------
                                                                         25,354,611            15,923,533

  Less allowance for doubtful accounts                                      172,958               117,803
                                                                                          ----------------
                                                                    ----------------
                                                                         25,181,653            15,805,730
                                                                                          ----------------
                                                                    ----------------

Real Estate owned, acquired through foreclosure,
 held for sale                                                               69,479                66,991
Investment in limited liability corporation, at cost which
  approximates market                                                       241,139               191,139
Organization costs, less accumulated amortization of $10,000
 and $8,125, respectively                                                     2,500                 4,375
Due from related companies                                                                            311
Prepaid expense-deferred loan fee                                            12,502                20,720
                                                                    ----------------      ----------------

                                                                        $25,787,106           $16,753,700
                                                                    ================      ================

See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                       BALANCE SHEETS
                                               DECEMBER 31, 1996 (audited) and
                                               SEPTEMBER 30, 1997 (unaudited)


                                              LIABILITIES AND PARTNERS CAPITAL

                                                                        Sept 30,             Dec 31,
                                                                          1997                 1996
                                                                     ---------------      ---------------
Liabilities:
  Accounts payable and accrued expenses                                          $0              $20,625
  Note payable - bank line of credit                                      6,000,000            1,500,000
  Deferred interest income                                                        0              217,480
  Subscriptions to partnership in applicant status                                0              310,937
                                                                     ---------------      ---------------
                                                                          6,000,000            2,049,042
                                                                     ---------------      ---------------


Partners Capital:
     Limited partners capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $444,186 and
          $414,190 for 1997 and 1996, respectively:
          and formation loan receivable of $1,337,993 and
$1,073,706
          for 1997 and 1996, respectively                                19,776,082           14,693,293

     General Partners  Capital, net of unallocated syndication
costs
          of $4,526 and $4,184 for 1997 and 1996, respectively               11,024               11,365
                                                                     ---------------      ---------------

                     Total Partners  Capital                             19,787,106           14,704,658
                                                                     ---------------      ---------------

                     Total Liabilities and Partners  Capital            $25,787,106          $16,753,700
                                                                     ===============      ===============

See accompanying notes to financial statements



                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                    STATEMENTS OF INCOME
                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (unaudited)

                                           9 mos.        9 mos. ended      3 mos. ended      3 mos. ended
                                           ended
                                          Sept 30,       Sept 30, 1996       Sept 30,       Sept 30, 1996
                                            1997                               1997
                                        (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:

  Interest on Mortgage Investments        $1,809,833        $1,260,156         $675,062         $452,253
  Interest on bank deposits                    6,630             2,819            1,257            1,402
  Late Charges                                 4,223             3,592            1,302            1,533
  Miscellaneous                                  305               412              180              112
                                          -----------       -----------      -----------      -----------
                                           1,820,991         1,266,979          677,801          455,300
                                          -----------       -----------      -----------      -----------

Expenses:

 Mortgage Servicing Fees                     137,864           105,595           59,165           38,205
 Interest on note payable - bank             208,114           172,292           89,203           61,654
 Amortization of loan origination fees        14,468             7,593            5,031            2,531
 Provision for doubtful accounts              55,262            44,261           24,248           25,176
 Asset Management Fees - General              18,081            12,081            6,586            4,321
Partners
 Amortization of organization costs            1,875             1,875              625              625
 Clerical costs thru Redwood Mortgage         39,694            27,574           14,141            9,927
 Professional Fees                            24,627            16,686            2,775              472
 Printing, Supplies & Postage                  1,128               993              224                0
 Other                                         8,563             3,937            3,891               27
                                          -----------       -----------      -----------      -----------

                                             509,676           392,887          205,889          142,938
                                          -----------       -----------      -----------      -----------

Income before interest credited to
partners
  in applicant status                      1,311,315           874,092          471,912          312,362

Interest credited to partners in               6,943             1,854            1,038              758
applicant status
                                          -----------       -----------      -----------      -----------

Net Income                                 1,304,372           872,238          470,874          311,604
                                          ===========       ===========      ===========      ===========

Net income: to General Partners (1%)          13,044             8,722            4,709            3,116
Net income: to Limited Partners (99%)      1,291,328           863,516          466,165          308,488
                                          ===========       ===========      ===========      ===========
                                          $1,304,372          $872,238         $470,874         $311,604
                                          ===========       ===========      ===========      ===========

Net income per $1,000 invested by
Limited
 Partners for entire period:
  -Where income is reinvested and             $62.33            $62.32           $20.37           $20.37
compounded
                                          -----------       -----------      -----------      -----------
  -Where partner receives income in
       monthly distributions                  $60.67            $60.66           $20.24           $20.23
                                          -----------       -----------      -----------      -----------






See accompanying notes to Financial Statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (unaudited)

                                                                         Sept. 30, 1997        Sept. 30, 1996
                                                                          (unaudited)           (unaudited)
                                                                        -----------------     -----------------

Cash flows from operating activities:

 Net income:                                                                   $1,304,372            $872,238
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of organization costs                                               1,875               1,875
   Provision for doubtful accounts                                                 55,262              35,848
   Increase (decrease) in account payable                                        (20,625)             (4,010)
   (Increase) in accrued interest and advances                                   (85,880)            (13,123)
   (Increase) decrease in amount due from related companies                           311               3,049
   (Increase) decrease in prepaid expenses and other assets                         8,218               7,592
   Increase (decrease) in deferred interest income                              (217,480)                   0
                                                                            --------------      --------------

 Net cash provided by operating activities                                      1,046,053             903,469
                                                                            --------------      --------------

Cash flows from investing activities:

  Principal collected on Mortgage Investments                                   6,578,254           8,056,897
  Mortgage Investments made                                                  (15,922,566)        (10,122,346)
  Additions to real estate held for sale                                          (2,488)             (5,219)
  Additions to investment in limited liability corporation                       (50,000)                   0
  Accounts receivable -unsecured                                                    (993)             (3,672)
                                                                            --------------      --------------

    Net cash used in investing activities                                     (9,397,793)         (2,074,340)
                                                                            --------------      --------------

Cash flows from financing activities:

  Increase (decrease) in note payable - Bank                                    4,500,000           (500,000)
  Contributions by partner applicants                                           4,365,188           3,108,444
  Interest credited to partners in applicant status                                 6,943               1,854
  Interest withdrawn by partners in applicant status                              (1,327)               (818)
  Partners  withdrawals                                                         (478,568)           (398,932)
  Syndication costs incurred                                                    (153,913)           (136,811)
  Formation loan increases                                                      (352,552)           (237,777)
  Formation loan collections                                                       81,368                   0
                                                                            --------------      --------------

    Net cash provided by financing activities                                   7,967,139           1,835,960
                                                                            --------------      --------------

Net increase (decrease) in cash and cash equivalents                            (384,601)             665,089
Cash-beginning of period                                                          664,434             380,318
                                                                            ==============      ==============
Cash-end of period                                                                279,833           1,045,407
                                                                            ==============      ==============

See accompanying notes to Financial Statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)and
                                      NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)

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

See accompanying notes to financial statements

(continued on next page)


(continued from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)and
                                      NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------

Contributions on Application                 4,365,188                0                0                0               0
Formation loan increases                             0                0                0        (352,552)       (352,552)
Formation loan payments                              0                0                0           81,368          81,368
Interest   credited   to   partners  in          6,943                0                0                0               0
applicant status

Upon admission to partnership:
    Interest withdrawn                         (1,327)                0                0                0               0
    Transfers to Partners  capital         (4,681,741)        4,681,741                0                0       4,681,741

Net Income                                           0        1,291,328                0                0       1,291,328
Syndication costs incurred                           0                0        (152,374)                0       (152,374)
Allocation of syndication costs                      0        (118,503)          118,503                0               0
Partners  withdrawals                                0        (466,722)                0                0       (466,722)
Early withdrawal penalties                           0         (10,772)            3,875            6,897               0
                                         --------------     ------------    -------------     ------------    ------------

Balances at September 30, 1997                      $0      $21,558,261       $(444,186)      $(1,337,993)    $19,776,082
                                         ==============     ============    =============     ============    ============

See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)and
                                      NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)

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

See accompanying notes to financial statements

(continued on next page)


(continued from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)and
                                      NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)

                                                                     PARTNERS CAPITAL
                                            ------------------------------------------------------------------------------
                                                            GENERAL PARTNERS CAPITAL
                                            ----------------------------------------------------------

                                                Capital           Unallocated                                  Total
                                                Account           Syndication             Total              Partners
                                                General              Costs                                    Capital
                                               Partners

Contributions on Application                              0                    0                    0                   0
Formation loan increases                                  0                    0                    0           (352,552)
Formation loan payments                                                                                            81,368
Interest   credited   to   partners  in                   0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                        0                    0                    0           4,681,741

Net Income                                           13,044                    0               13,044           1,304,372
Syndication costs incurred                                0              (1,539)              (1,539)           (153,913)
Allocation of syndication costs                     (1,197)                1,197                    0                   0
Partners  withdrawals                              (11,846)                    0             (11,846)            (478,568
Early withdrawal penalties                                0                    0                    0                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at September 30, 1997                      $15,550             $(4,526)              $11,024         $19,787,106
                                            ================    =================    =================     ===============

See accompanying notes to financial statetments

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At September 30, 1997, the Partnership was in the offering stage, wherein contributed capital totalled $19,608,142 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (196,081). Of this amount, $0 remained in applicant status.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000) of which the total of $0 was in applicant status at September 30, 1997. As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each months income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

     The Formation Loan relating to the second offering ($30,000,000) totalled $367,937 at September 30, 1997, which was 7.9% of the limited partners contributions of $4,676,125. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will reinvest earnings. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment to be made by December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.


The following summarizes Formation Loan transactions to September 30, 1997:

                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------

Limited Partner contributions                  $14,932,017            $4,676,125          $19,608,142
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               367,937            1,442,777
Payments to date                                  (90,329)                     0             (90,329)
Early withdrawal penalties applied                (14,455)                     0             (14,455)
                                            ---------------       ---------------      ---------------

Balance September 30, 1997                        $970,056              $367,937           $1,337,993
                                            ===============       ===============      ===============

Percent loaned of Partners contributions              7.2%                  7.9%                 7.4%
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

     Through September 30, 1997, organization costs of $12,500 and syndication costs of $824,523 had been incurred by the Partnership with the following distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------

Costs incurred                    $569,865          254,658         824,523         12,500         837,023
Early withdrawal penalties         (8,589)                0         (8,589)              0         (8,589)
applied
Allocated and amortized to       (366,772)            (450)       (367,222)       (10,000)       (377,222)
date

                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------

September 30, 1997 balance        $194,504          254,208         448,712          2,500         451,212
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

     As of September 30, 1997, syndication costs attributable to the subsequent offering ($30,000,000) totalled $254,658, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

     At September 30, 1997, and December 31, 1996, 1995, and 1994, there were no mortgage investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average mortgage investment to appraised value of security at the time the losses were consummated was 55.48%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At September 30, 1997, there was one such piece of property with costs totaling $74,479 less a reduction of $5,000 to arrive at the net fair value of $69,479.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

I. Allowance for Doubtful Accounts

     Mortgage  Investments and the related accrued interest,  fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1997, December 31, 1996 and 1995 were as follows:


                                                         Sept. 30,             Dec. 31,             Dec. 31
                                                            1997                 1996                 1995
                                                       ---------------       -------------        -------------

Impaired mortgage investments                                      $0                  $0                   $0
Unspecified mortgage investments                              127,958              72,803                9,152
Accounts receivable, unsecured                                 45,000              45,000               30,000
                                                                                                  -------------
                                                       ===============       =============
                                                             $172,958            $117,803              $39,152
                                                       ===============       =============        =============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)


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

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $155,912, $85,456 and $29,127 were incurred for years 1996, 1995 and 1994 respectively. For nine months through September 30, 1997, mortgage servicing fee paid was $137,864.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $17,053, $11,587 and $5,906 were incurred for years 1996, 1995 and 1994, respectively. For the nine months period under review, management fee of $18,081 was paid to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

     During the periods ending September 30, 1997, and December 31, 1996, 1995, and 1994, interest totalling $6,943, $2,618, $18,908 and $14,443 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit of up to $6,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $1,500,000 and $1,910,000 at December 31, 1996, and 1995, respectively, and the interest rate was 8.75% at December 31, 1996, (8.25% prime plus .50%). At September 30, 1997, the note payable balance was $6,000,000 and the interest rate was 9% (8.50% prime plus .50%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest to a Limited Liability Corporation which will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                           9 mos thru          Dec. 31,            Dec. 31,
                                                         Sept 30, 1997           1996                1995
                                                        ----------------     --------------      --------------

Net Assets - Partners  Capital per financial statements     $19,787,106        $14,704,658         $10,695,098
Unamortized syndication costs                                   448,712            418,374             325,935
Allowance for doubtful accounts                                 172,958            117,803              39,152
Formation loans receivable                                    1,337,993          1,073,706             775,229
                                                                             --------------      --------------
                                                         ===============
Net assets tax basis                                        $21,746,769        $16,314,541         $11,835,414
                                                         ===============     ==============      ==============

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

     (b) The carrying value of mortgage investments (see note 2(c) is $24,987,302. The fair value of these investments of $25,440,322 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1997, there were 56 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                  56
Total Mortgage Investments outstanding                             $24,987,302

Average Mortgage Investment outstanding                               $446,202
Average Mortgage Investment as percent of total                           1.79%
Average Mortgage Investment as percent of Partners Capital                2.26%

Largest Mortgage Investment outstanding                             $2,100,000
Largest Mortgage Investment as percent of total                           8.40%
Largest Mortgage Investment as percent of Partners Capital               10.61%

Number of counties where security is located (all California)               15
Largest percentage of Mortgage Investments in one county                 24.43%
Average Mortgage Investment to appraised value of security at time
loan was consummated                                                     55.48%

Number of Mortgage Investments in foreclosure status                         1
Amount of Mortgage Investments in foreclosure                         $118,811


     The following categories of mortgage investments are pertinent at September 30, 1997, December 31, 1996 and 1995:

                                                   Sept. 30,             Dec. 31,             Dec. 31,
                                                      1997                 1996                 1995
                                                 ---------------       --------------      ---------------

First Trust Deeds                                   $13,682,592           $6,545,779           $4,996,887
Second Trust Deeds                                   11,267,210            8,797,211            7,050,365
Third Trust Deeds                                        37,500              300,000                    0
                                                 ---------------       --------------      ---------------
  Total mortgage investments                         24,987,302           15,642,990           12,047,252
Prior liens due other lenders                        34,314,197           25,161,374           26,965,234
                                                 ---------------       --------------      ---------------
  Total debt                                        $59,301,499          $40,804,364          $39,012,486
                                                 ===============       ==============      ===============

Appraised property value at time of loan           $106,883,679          $70,100,408          $61,347,449
                                                 ===============       ==============      ===============

Total investments as a percent of appraisals             55.48%               58.21%               63.59%
                                                 ===============       ==============      ===============

Investments by Type of Property

Owner occupied homes                                 $2,436,623           $1,808,921           $2,300,576
Non-Owner occupied homes                              2,770,043            2,288,036            1,844,507
Apartments                                            6,375,923            2,521,515            2,664,963
Commercial                                           13,404,713            9,024,518            5,237,206
                                                 ===============       ==============      ===============
                                                    $24,987,302          $15,642,990          $12,047,252
                                                 ===============       ==============      ===============

The interest rates on the mortgage investments range from 10.00% to 14.50% at September 30, 1997.

     Scheduled maturity dates of mortgage investments as of September 30, 1997 are as follows:

                       Period Ending
                       September 30,
                     -------------------

                            1997                   $1,212,683
                            1998                    4,563,673
                            1999                    6,939,538
                            2000                    4,328,391
                            2001                    1,888,710
                         Thereafter                 6,054,307
                                              ================
                                                  $24,987,302
                                              ================


     The scheduled maturities for 1997 include approximately $230,000 in loans which are past maturity at September 30, 1997. Interest payment on these loans are current.

     One mortgage investment in the principal amount of $118,811 had interest paid through September 1, 1996, and is in foreclosure. That mortgage investment which is the only loan categorized as delinquent, is not considered impaired because the underlying security is sufficient to cover amount due.

     The cash balance at September 30, 1997 of $279,833 was in one bank with interest bearing balances totalling $177,656. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $179,833.

NOTE 11 - CHANGE IN PRESENTATION

     The formation loan receivable from Redwood Mortgage, an affiliate of the General Partners, has been categorized as a reduction in Limited Partners Capital, the source of the funds. It was previously reflected as an asset. As payments are received, or early withdrawal penalties realized, the formation loan balance will be reduced and restored to Limited Partners Capital. The total of the formation loan outstanding was $1,337,993, $1,073,706 and $775,229 at September 30, 1997, December 31, 1996 and 1995, respectively.

     In addition, Limited Partners Capital and General Partners Capital are reflected separately in the Balance Sheet, whereas they were previously reflected separately in the Statement of Changes in Partners Capital.

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     On September 30, 1997, the Partnership was in the offering stage of its second offering, and contributed capital totalled $19,608,142 (Limited Partners). Of this amount, $0 remained in applicant status. The Partnership sought and received approval of an additional offering of $30,000,000 from the Securities and Exchange Commission, the State of California and the NASD, effective on December 4, 1996. Accordingly, the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

     At September 30, 1997, the Partnerships Mortgage Investments outstanding totalled $24,987,302. The primary reason for an increase in Mortgage Investments Outstanding to $6,484,707, $12,047,252, $15,642,990 and $24,987,302 was the
additional capital admitted to the Partnership through sale of Limited Partnership Units and subsequent admittance of Partners Capital of $4,508,824, $3,834,799, $3,863,536 and $4,681,741 and through the reinvestment of earnings by partners who have elected to reinvest earnings of $205,607, $439,492, $683,695 and $932,325 for the years ended December 31, 1994, December 31, 1995, December 31, 1996 and nine month period ended September 30, 1997, respectively and to a lesser extent, from the line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended 1994, 1995, 1996 and nine months to September 30, 1997, to $480,110, $1,031,029, $1,718,208 and $1,809,833 respectively. Interest rates on Mortgage Investments ranged from 10.00% to 14.50%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of September 30, 1997, distributed earnings at an average annualized yield of 8.36%. Currently, mortgage interest rates have decreased a little from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates. The result is to reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1997 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the
General  Partners   experience,   the  General  Partners  anticipate  that  the
annualized yield will range between eight & nine percent (8% - 9%).

     During 1994, the Partnership did not have a credit line; therefore Interest on Note Payable-Bank was -0-. The Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $6,000,000. For the years ended 1995, 1996 and nine months to September 30, 1997, interest on Note Payable-Bank was $25,889, $188,635 and $208,114 respectively. The primary reason for this increase during 1996, was that the Partnership did not have access to the credit facility until September, 1995. For 1997, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. Currently, it has borrowed $6,000,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and because the mortgage investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of September 30, 1997, the balance remained at $6,000,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

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

     The General Partners are regularly reviewing the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these properties, borrowers payment records, etc.. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Currently loss reserves are $172,958 which the General Partners consider adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity. Which of course, is healthy for our lending activity.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, and nine months period ended September 30, 1997, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $303,477, $418,380 and $359,003 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996 and nine month period ended September 30, 1997, to Limited Partners capital accounts and not withdrawn was $524,988, $800,218 and $932,325 respectively. As of December 31, 1995, December 31, 1996 and September 30, 1997, Limited Partners electing to withdraw earnings represented 40%, 34% and 30% of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, and nine months ended September 30, 1997, $5,640, $146,755 and $107,718 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend we are experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996 and September 30, 1997, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996 and nine months through September 30, 1997, $0, $0 and $0 were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, the gross figures generally should subside and the Partnership capital again tends to increase.

I.       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the period ended September 30, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

Entity Receiving           Description of Compensation
  Compensation                and Services Rendered                     Amount
----------------------     ----------------------------              ----------

Redwood Mortgage      Mortgage Servicing Fee for
                     servicing mortgage investments                    $137,864

General Partners    Asset management Fee for managing assets            $18,081
   &/or Affiliate

General Partners   1% interest in profits, losses and distributions
                     of cash available for distribution                 $13,044

                    Less allocation for Syndication Costs                $1,197
                                                                   -------------
                                                                        $11,847




     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP):

Redwood Mortgage    Mortgage  Brokerage  Commissions  for  services  in
                    connection with the review, selection,  evaluation,
                    negotiation,  and  extension  of the  Partnerships
                    Mortgage Investments,  paid by the borrower and not
                    by the Partnership                                 $585,449

Redwood Mortgage    Processing   and  Escrow   Fees  for   services  in
                    connection  with  notary,   document   preparation,
                    credit  investigation,  and escrow fees  payable by
                    the borrower and not by the Partnership             $14,048

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

     MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30,1997

                                                   Partnership Highlights

First Trust Deeds                                              $13,682,592.26
Appraised Value of Properties*                                  31,116,434.00
   Total Investment as a % of Appraisal                                43.97%

First Trust Deed Mortgage Investments                           13,682,592.26
Second Trust Deed Mortgage Investments                          11,267,209.30
Third Trust Deed Mortgage Investments                               37,500.00
                                                          --------------------
                                                               $24,987,301.56

First Trust Deeds due other Lenders                             33,794,549.00
Second Trust Deeds due other Lenders                               519,648.00
                                                          --------------------

Total Debt                                                     $59,301,498.56

Appraised Property Value*                                     $106,883,679.00
Total Investment as a % of Appraisal                                   55.48%

Number of Mortgage Investments Outstanding                                 56

Average Investment                                                $446,201.81
Average Investment as a % of Net Partners Capital                       2.26%
Largest Investment Outstanding                                   2,100,000.00
Largest Investment as a % of Net Partners Capital                      10.61%

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                 54.76%
Second Trust Deed Mortgage Investments                                45.09%
Third Trust Deed Mortgage Investments                                  0.15%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                      $2,436,623.19                9.75%
Non Owner Occupied Homes                   2,770,042.57               11.08%
Apartments                                 6,375,922.44               25.52%
Commercial                                13,404,713.36               53.65%
                                       -----------------       --------------
Total                                    $24,987,301.56              100.00%

Statement of Conditions of Mortgage Investments

    Number of Mortgage Investments in Foreclosure                      1

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County                            Total              Percent
                                                   Mortgage
                                                  Investments

San Mateo                                          $6,104,087.49         24.43%
San Francisco                                       5,087,629.93         20.36%
Alameda                                             4,514,292.35         18.07%
Santa Clara                                         3,390,730.38         13.57%
Stanislaus                                          1,450,000.00          5.80%
San Joaquin                                         1,199,046.92          4.80%
Marin                                                 982,682.74          3.93%
Contra Costa                                          659,635.58          2.64%
Solano                                                480,000.00          1.92%
Santa Barbara                                         413,944.33          1.66%
Monterey                                              278,563.00          1.11%
Fresno                                                129,012.28          0.52%
Mendocino                                             125,000.00          0.50%
El Dorado                                             118,810.72          0.48%
Sacramento                                             53,865.84          0.21%
                                               ------------------    -----------

Total                                             $24,987,301.56         100.00%

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

                                            Not Applicable

                  Item 5.           Other Information

                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended
                                    September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 5th day of November 1997.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of November 1997.


Signature                     Title                                Date


/s/ D. Russell Burwell
------------------------
D. Russell Burwell        General Partner                      November 5, 1997


/s/ Michael R. Burwell
------------------------
Michael R. Burwell        General Partner                      November 5, 1997



/s/ D. Russell Burwell
------------------------
D. Russell Burwell       President of Gymno Corporation,       November 5, 1997
                         (Principal Executive Officer);
                          Director of Gymno Corporation


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell        Secretary/Treasurer of Gymno          November 5, 1997
                         Corporation (Principal Financial
                          and Accounting Officer);
                          Director of Gymno Corporation