Form 10-K
period 1997-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1998-03-25
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1997

                                     Part I

                                                                       Page No.
Item 1 - Business                                                            3
Item 2 - Properties                                                        3-5
Item 3 - Legal Proceedings                                                   6
Item 4 - Submission of Matters to a vote of Security Holders (partners)      6

                                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters     6
Item 6 - Selected Financial Data                                           6-8
Item 7 - Managements Discussion and Analysis of Financial Condition and
Results of Operations                                                      9-10
Item 8 - Financial Statements and Supplementary Data                      11-35
Item 9 - Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                         36

                                                     Part III

Item 10 - Directors and Executive Officers of the Registrant                 36
Item 11 - Executive Compensation                                             37
Item 12 - Security Ownership of Certain Beneficial Owners and management     38
Item 13 - Certain Relationships and Related Transactions                     38

                                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.38-39

Signatures                                                                   40

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 1997 Commission file number 333-13113
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      California                                             94-3158788
-------------------------- -----------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                     94063
--------------------------------------------------------------------------------
(address of principal executive offices)                      (zip code)

Registrants telephone No. including area code                (650) 365-5341
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
------------------------------------------------------ -------------------------
Limited Partnership Units                          None
--------------------------------------------------------------------------------

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

YES XXX                                  NO
-------                                  -------

     As of December 31, 1997, the limited partnership units purchased by non affiliates was 204,896.7655 units computed at $100.00 a unit for $20,489,676.55

Documents incorporated by reference:

     Portions of the Prospectus dated May 19, 1993, and a new Prospectus came into effect on December 4, 1996, (the Prospectus) are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-13113 are referenced in part IV.

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

     The Partnership began selling Units in February, 1993, and began investing in mortgages in April, 1993. At December 31, 1997, the Partnership has investments in Mortgage Investments with principal balances totalling $25,304,989 with interest rates thereon ranging from 8.00% to 14.00%. Currently First Trust Deeds comprise 67.59% of the Mortgage Investment portfolio with Junior loans (2nd and 3rd Trust Deeds) making up 32.41%. Owner-occupied homes, combined with non-owner occupied Mortgage Investments, total 30.68% of the Mortgage Investment. Loans secured by multi-family properties make up 23.64% of the total Mortgage Investments. Commercial Mortgage Investments, now comprising 45.68% of the portfolio, have decreased 20.82% from last year. 84.04% of the total Mortgage Investments, are in six counties of the San Francisco Bay Area. The County of San Joaquin makes up 4.73% of the Mortgage Investments and the balance of Mortgage Investments are primarily in Northern California. Mortgage Investment size increased this past year, and is now averaging $460,091 per Mortgage Investment, up from $147,231 in 1996. This increase is due to the ability of the Partnership by virtue of its increasing size to invest in larger Mortgage Investments. The average Mortgage Investment as of December 31, 1997, represents 2.20% of Limited Partners capital and 1.82% of outstanding Mortgage Investments. Some of the Mortgage Investments are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 44.17%, an increase of 4.17% from the previous year. This average equity is generally considered very conservative. Generally, the more equity, the more protection for the lender. The General Partners believe the Partnerships Mortgage Investment portfolio is in good condition with only one property in foreclosure as of the end of December, 1997.

Item 2 - Properties

     In 1995, the Partnership chose to allow a senior lender to foreclose out its deed of trust on one of its Mortgage Investments. The Partnership has commenced a legal action to collect this debt. As of December 31, 1997, $15,000 of the amount due has been collected. The remaining balance due has been recorded as an account receivable in the financial statements. Additional payments are expected in years 1998 and 1999. As of December 31, 1997, the Partnership owned a vacant lot acquired through the foreclosure of one of its Mortgage Investments. The vacant lot is valued at $70,138. Additionally, the Partnership wholly owns a limited liability company (LLC), whose sole asset is a partially completed single family residence. This partially completed single family residence was originally foreclosed upon by the Partnership and subsequently transferred to the LLC at a cost of $181,139. Additional expenditures over the $181,139 base, have been primarily for completion of the construction.

     A summary of the Partnerships Mortgage Investment Portfolio as of December 31, 1997, is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                               $17,103,865.29
Appraised Value of Properties                                    39,159,062.00
  Total Investment as a % of Appraisal                                  43.68%
Second Trust Deed Mortgage Investments                            8,163,623.62
Third Trust Deed Mortgage Investments                                37,500.00
First Trust Deeds due other Lenders                              23,704,918.00
Second Trust Deeds due other Lenders                                519,648.00

Total Debt                                                      $49,529,554.91

  Appraised Property Value                                      $88,714,541.00
  Total Investments as a % of Appraisal                                 55.83%

Number of Mortgage Investments Outstanding                                  55

Average Investment                                                 $460,090.71
Average Investment as a % of Net Assets                                  2.20%
Largest Investment Outstanding                                    2,100,000.00
Largest Investment as a % of Net Assets                                 10.03%

Loans as a Percentage of Total Mortgage Investments

First Trust Deeds                                                       67.59%
Second Trust Deeds                                                      32.26%
Third Trust Deeds                                                        0.15%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by
Type of Property                        Amount              Percent

Owner Occupied Homes                   $2,445,423.26             9.66%
Non-Owner Occupied Homes                5,318,721.42            21.02%
Apartments                              5,982,649.06            23.64%
Commercial                             11,558,195.17            45.68%
                                   ------------------      ------------

Total                                 $25,304,988.91           100.00%

     The following is a distribution of Mortgage Investments outstanding as of December 31, 1997 by Counties.

County                                Total                     Percent
                              Mortgage Investments

Alameda                                $6,036,017.84             23.85%
San Francisco                           5,889,597.32             23.27%
San Mateo                               5,256,978.68             20.78%
Marin                                   1,975,170.49              7.81%
Santa Clara                             1,540,730.38              6.09%
Stanisalus                              1,450,000.00              5.73%
San Joaquin                             1,197,108.71              4.73%
Contra Costa                              658,880.01              2.60%
Solano                                    480,000.00              1.90%
Monterey                                  395,015.54              1.56%
Fresno                                    128,880.24              0.51%
Mendocino                                 125,000.00              0.49%
El Dorado                                 118,810.72              0.47%
Sacramento                                 52,798.98              0.21%
                             ------------------------        -----------

Total                                 $25,304,988.91            100.00%


Statement of Condition of Mortgage Investments
         Number of Mortgage Investments in Foreclosure        1

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

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VIII began operations in April 1993. Financial results for years 1984 through the nine months ended September 30, 1997, for prior partnerships are incorporated by reference to the Prospectus (S-11) dated December 4, 1996, Table III pages 104 through 138, and in Supplement No.3 dated November 26, 1997.

     Financial condition and results of operation for the Partnership for three years to December 31, 1997 were:

                                                             Balance Sheet
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1997                1996                1995
                                                      --------------       -------------      --------------

Cash                                                       $663,159            $664.434            $380,318
Accounts Receivable:
   Mortgage investments secured by Deeds of Trust        25,304,989          15,642,990          12,047,252
   Accrued interest and other fees                          341,976             196,530             113,301
   Advances on Mortgage Investments                         205,804               8,679               8,431
   Other receivables - Unsecured                             62,844              75,334              71,316
   Less allowance for losses                              (257,500)           (117,803)            (39,152)
Investment in Limited Liability Corporation                 251,139             191,139                   0
Real estate owned, net                                       70,138              66,991                   0
Organization cost net of amortization                         1,875               4,375               6,875
Prepaid Expenses                                             10,151              20,720              17,718
Due from General Partners/Related Companies                   2,999                 311               3,049

                                                      ==============       =============      ==============
                                                        $26,657,574         $16,753,700         $12,609,108
                                                      ==============       =============      ==============


                                                   Liabilities and Partners Capital

                                                                          December 31,
                                                      -----------------------------------------------------

                                                               1997                1996               1995
                                                                           -------------      -------------
                                                      --------------
Liabilities:
Deferred interest                                           $83,066            $217,480                 $0
Note payable - Bank                                       5,640,000           1,500,000          1,910,000
Accounts payable                                              3,355              20,625              4,010
Subscriptions to partnership in applicant status                  0             310,937                  0
                                                      --------------       -------------      -------------
                                                         $5,726,421          $2,049,042         $1,914,010
                                                      --------------       -------------      -------------

Partners  Capital
  Limited partners subject to redemption                 20,914,721          14,693,293         10,687,031
  General Partners                                           16,432              11,365              8,067
                                                      --------------       -------------      -------------
                                                        $20,931,153         $14,704,658        $10,695,098
                                                      --------------       -------------      -------------

                                                        $26,657,574         $16,753,700        $12,609,108
                                                      ==============       =============      =============


                                                          Statement of Income


Gross Revenue                                                  $2,629,457      $1,726,635      $1,050,236
Expenses                                                          820,937         493,110          194,495
                                                            --------------    ------------     ------------
Income before  interest  credited to Partners in applicant      1,808,520       1,233,525          855,741
status
Interest credited to Partners in applicant status                   9,562           2,618           18,908
                                                            --------------    ------------     ------------

Net Income                                                     $1,798,958      $1,230,907         $836,833
                                                            ==============    ============     ============

Net income to General Partners (1%)                               $17,990         $12,309           $8,368
                                                            ==============    ============     ============

Net Income to Limited Partners (99%)                           $1,780,968      $1,218,598         $828,465
                                                            ==============    ============     ============


Net Income per $1,000  invested  by Limited  Partners  for
entire period (annualized)
   - where income is reinvested and compounded                        $84             $84              $83
                                                            ==============    ============     ============

   -   where   partner    receives   income   in   monthly            $81             $81              $80
distributions
                                                            ==============    ============     ============

     The financial results for the year ending December 31, 1995, reflects net income of $836,833 which is an annualized yield of approximately 8.33%. Annualized yield for 1996 was 8.39%, and for 1997 was 8.40%. An average annualized yield since inception through December 31, 1997, was 8.36%.

Item II
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On December 31, 1997, the Partnership was in the offering stage of its second offering, ($30,000,000) and contributed capital totalled $14,932,017 for the first offering and $5,557,659 for the second offering with an aggregate of $20,489,676 (Limited Partners). Of this amount, $0 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

     At December 31, 1997, the Partnerships Mortgage Investments outstanding totalled $25,304,989. The primary reason for an increase in Mortgage Investments Outstanding from $6,484,707 in 1994, to $12,047,252 in 1995, to $15,642,990 in
1996, and to $25,304,989 was the additional  capital admitted to the Partnership
through  sale  of  Limited  Partnership  Units.   Additional  Partners  Capital
contributions have totalled  $4,508,824,  $3,834,799,  $3,863,536 and $5,565,372
and the reinvestment of earnings by partners who have elected to reinvest earnings have totalled $239,956, $524,988, $800,218 and $1,119,465 for the years ended December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnerships line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1994, 1995, 1996 and 1997, to $480,110, $1,031,029, $1,718,208 and $2,613,008 respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of December 31, 1997, distributed earnings at an average annualized yield of 8.36%.

     Currently, mortgage interest rates have decreased from those prevalent at the inception of the Partnership. New loans will be originated at these lower interest rates which will reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1997 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     During 1994, the Partnership did not have a credit line; therefore Interest on Note Payable-Bank was -0-. In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $6,000,000. For the years ended 1995, 1996 and December 31, 1997, interest on Note Payable-Bank was $25,889, $188,635 and $340,633 respectively. The primary reason for this increase during 1996, was that the Partnership did not have access to the credit facility until September, 1995. For 1997, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. Currently, the Partnership has borrowed $5,640,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 1997, the balance remained at $5,640,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

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

     The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1995, 1996, and 1997, the Partnership made provisions for doubtful accounts of $26,032, $55,383, and $139,804, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of December 31, 1997, of $257,500 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflected in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for lending activity.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, and December 31, 1997, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $303,477, $418,380 and $495,480 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996 and December 31, 1997, to Limited Partners capital accounts and not withdrawn was $524,988, $800,218 and $1,119,465 respectively. As of December 31, 1995, December 31, 1996 and December 31, 1997, Limited Partners electing to withdraw earnings represented 40%, 34% and 30% respectively of the Limited Partners outstanding capital accounts. The decreases in percentage of Limited Partners electing to withdraw earnings is due to an increase in percent of new Limited Partners choosing to compound earnings and the dilution effect occurring when compounding Limited Partners capital accounts grow through earnings reinvestment compared to Limited Partners that have chosen to liquidate earnings.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partners initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period has yet to expire, as of December 31, 1997, Limited Partners may not as yet avail themselves of this provision for liquidation. Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1995, December 31, 1996, and December 31, 1997, $5,640, $146,755 and $132,619 respectively were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996 and December 31, 1997, respectively and is expected by the General Partners to commonly occur at these levels.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VIII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

  -  Independent Auditors Report,
  -  Balance Sheets - December 31, 1997, and December 31, 1996,
  -  Statements of Income for the three years ended December 31, 1997.
  -  Statements of Partners Capital for the three years ended December 31, 1997.
  -  Statements of Cash Flows for the three years ended December 31, 1997.
  -  Notes to Financial Statements - December 31, 1997.

B-Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.


 -  Schedule II,   - Amounts receivable from related parties and underwriters, promoters, and employees other than related parties
 -  Schedule VIII  - Valuation of Qualifying Accounts,
 -  Schedule IX    - Short Term Borrowings.
 -  Schedule XII   - Mortgage Investments on real estate.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                             6 FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                         (With Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                               Lafayette CA 94549
                                 (510) 284-3590




                          INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VIII

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1997 and 1996 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VIII as of December 31, 1997 and 1996, and the results of its operations and cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.





                              /s/ Parodi & Cropper
                                PARODI & CROPPER





Lafayette, California
February 27, 1998


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                ASSETS

                                                                          1997                 1996
                                                                     ---------------      ---------------

Cash                                                                       $663,159             $664,434
                                                                     ---------------      ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                        25,304,989           15,642,990
  Accrued Interest on Mortgage Investments                                  341,976              196,530
  Advances on Mortgage Investments                                          205,804                8,679
  Accounts receivables, unsecured                                            62,844               75,334
                                                                     ---------------      ---------------
                                                                         25,915,613           15,923,533

  Less allowance for doubtful accounts                                      257,500              117,803
                                                                     ---------------      ---------------
                                                                         25,658,113           15,805,730
                                                                     ---------------      ---------------

Real Estate owned, acquired through foreclosure,
 held for sale                                                               70,138               66,991
Investment in limited liability corporation, at cost which
  approximates market                                                       251,139              191,139
Organization costs, less accumulated amortization of $10,625
 and $8,125, respectively                                                     1,875                4,375
Due from related companies                                                    2,999                  311
Prepaid expense-deferred loan fee                                            10,151               20,720
                                                                     ---------------      ---------------

                                                                        $26,657,574          $16,753,700
                                                                     ===============      ===============


See accompanying notes to financial statements


                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                      DECEMBER 31, 1997 AND 1996


                                                   LIABILITIES AND PARTNERS CAPITAL

                                                                          1997                 1996
                                                                     ---------------      ---------------

Liabilities:
  Accounts payable and accrued expenses                                      $3,355              $20,625
  Note payable - bank line of credit                                      5,640,000            1,500,000
  Deferred interest income                                                   83,066              217,480
  Subscriptions to partnership in applicant status                                0              310,937
                                                                     ---------------      ---------------
                                                                          5,726,421            2,049,042
                                                                     ---------------      ---------------



Partners Capital:
     Limited partners  capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $431,994 and
          $414,190 for 1997 and 1996, respectively:
          and formation loan receivable of $1,386,693 and
$1,073,706 for 1997 and 1996, respectively                               20,914,721           14,693,293

     General Partners Capital, net of unallocated syndication
costs of $4,364 and $4184for 1997 and 1996, respectively                     16,432               11,365
                                                                     ---------------      ---------------

                     Total Partners Capital                              20,931,153           14,704,658
                                                                     ---------------      ---------------

                     Total Liabilities and Partners  Capital            $26,657,574          $16,753,700
                                                                     ===============      ===============

See accompanying notes to financial statements.

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                                             YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------

                                                                    1997              1996                1995
                                                                -------------     --------------      --------------
Revenues:
  Interest on Mortgage Investments                                $2,613,008         $1,718,208          $1,031,029
  Interest on bank deposits                                            9,487              4,083              13,120
  Late charges                                                         6,432              3,847               3,876
  Miscellaneous                                                          530                497               2,211
                                                                -------------     --------------      --------------
                                                                   2,629,457          1,726,635           1,050,236
                                                                -------------     --------------      --------------

Expenses:
  Mortgage servicing fees                                            189,692            155,912              85,456
  Interest on note payable - bank                                    340,633            188,638              25,889
  Amortization of loan origination fees                               16,819             11,999               2,531
  Provision for doubtful accounts and losses on real estate
    acquired through foreclosure                                     139,804             55,383              26,032
  Asset management fee - General Partner                              24,966             17,053              11,587
  Amortization of organization costs                                   2,500              2,500               2,500
  Clerical costs through Redwood Mortgage                             54,549             38,799              22,769
  Professional services                                               36,717             17,687              16,178
  Printing, supplies and postage                                       9,584              1,192                  92
  Other                                                                5,673              3,947               1,461
                                                                -------------     --------------      --------------
                                                                     820,937            493,110             194,495
                                                                -------------     --------------      --------------

Income before interest credited to partners in applicant           1,808,520          1,233,525             855,741
status

Interest credited to partners in applicant status                      9,562              2,618              18,908
                                                                -------------     --------------      --------------

Net Income                                                         $1798,958         $1,230,907            $836,833
                                                                =============     ==============      ==============

Net income:  To General Partners(1%)                                 $17,990            $12,309              $8,368
                     To Limited Partners (99%)                     1,780,968          1,218,598             828,465
                                                                =============     ==============      ==============
Total - net income                                                $1,798,958         $1,230,907            $836,833
                                                                =============     ==============      ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
-where income is reinvested and compounded                               $84               $ 84                $ 83
                                                                =============     ==============      ==============

-where partner receives income in monthly distributions                  $81               $ 81                $ 80
                                                                =============     ==============      ==============

See accompanying notes to financial statements.

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------


Balances at December 31, 1994                 $189,300       $7,519,424       $(234,303)       $(525,256)      $6,759,865

Contributions of Application                 3,634,264                0                0        (250,373)       (250,373)
Formation Loan increases                             0                0                0                0               0
Interest   credited   to   partners  in         18,908                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (7,673)                0                0                0               0
    Transfers to Partners  capital         (3,834,799)        3,831,211                0                0       3,831,211

Net Income                                           0          828,465                0                0         828,465
Syndication costs incurred                           0                0        (173,581)                0       (173,581)
Allocation of syndication costs                      0         (85,045)           85,045                0               0
Partners  withdrawals                                0        (308,554)                0                0       (308,554)
Early withdrawal penalties                           0            (564)              162              400             (2)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1995                        0       11,784,937        (322,677)        (775,229)      10,687,031

Contributions on Application                 4,172,718                0                0                0               0
Formation Loan increases                             0                0                0        (314,996)       (314,996)
Formation Loan payments                              0                0                0            8,961           8,961
Interest   credited   to   partners  in          2,618                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (863)                0                0                0               0
    Transfers to Partners  capital         (3,863,536)        3,859,312                0                0       3,859,312

Net Income                                           0        1,218,598                0                0       1,218,598
Syndication costs incurred                           0                0        (212,542)                0       (212,542)
Allocation of syndication costs                      0        (116,523)          116,523                0               0
Partners  withdrawals                                0        (553,027)                0                0       (553,027)
Early withdrawal penalties                           0         (12,108)            4,506            7,558            (44)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1996                  310,937       16,181,189        (414,190)      (1,073,706)      14,693,293

Contributions on Application                 5,251,969                0                0                0               0
Formation Loan increases                             0                0                0        (420,510)       (420,510)
Formation Loan payments                              0                0                0           98,999          98,999
Interest   credited   to   partners  in          9,562                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,849)                0                0                0               0
    Transfers to Partners  capital         (5,570,619)        5,565,372                0                0       5,565,372

Net Income                                           0        1,780,968                0                0       1,780,968
Syndication costs incurred                           0                0        (188,517)                0       (188,517)
Allocation of syndication costs                      0        (166,023)          166,023                0               0
Partners  withdrawals                                0        (614,837)                0                0       (614,837)
Early withdrawal penalties                           0         (13,261)            4,690            8,524            (47)
                                         --------------     ------------    -------------     ------------    ------------
Balances at December 31, 1997                       $0      $22,733,408       $(431,994)      $(1,386,693)    $20,914,721
                                         ==============     ============    =============     ============    ============

See accommpanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                          PARTNERS CAPITAL
                                            ------------------------------------------------------------------------------
                                                            GENERAL PARTNERS CAPITAL
                                            ----------------------------------------------------------
                                                Capital           Unallocated                                  Total
                                                Account           Syndication             Total              Partners
                                                General              Costs                                    Capital
                                               Partners
                                            ----------------    -----------------    -----------------     ---------------
Balances at December 31, 1994                        $7,737             $(2,366)               $5,371          $6,765,236

Contributions of Application                              0                    0                    0                   0
Formation loan increases                                  0                    0                    0           (250,373)
Interest   credited   to   partners  in                   0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    3,588                    0                3,588           3,834,799

Net Income                                            8,368                    0                8,368             836,833
Syndication costs incurred                                0              (1,753)              (1,753)           (175,334)
Allocation of syndication costs                       (859)                  859                    0                   0
Partners  withdrawals                               (7,509)                    0              (7,509)           (316,063)
Early withdrawal penalties                                0                    2                    2                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1995                        11,325              (3,258)                8,067          10,695,098

Contributions on Application                              0                    0                    0                   0
Formation loan increases                                  0                    0                    0           (314,996)
Formation loan payments                                                                                             8,961
Interest   credited   to   partners  in                   0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    4,224                    0                4,224           3,863,536

Net Income                                           12,309                    0               12,309           1,230,907
Syndication costs incurred                                0              (2,147)              (2,147)           (214,689)
Allocation of syndication costs                     (1,177)                1,177                    0                   0
Partners  withdrawals                              (11,132)                    0             (11,132)           (564,159)
Early withdrawal penalties                                0                   44                   44                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1996                        15,549              (4,184)               11,365          14,704,658

Contributions on Application                              0                    0                    0                   0
Formation Loan increases                                  0                    0                    0           (420,510)
Formation Loan payments                                   0                    0                    0              98,999
Interest   credited   to   partners  in                   0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    5,247                    0                5,247           5,570,619

Net Income                                           17,990                    0               17,990           1,798,958
Syndication costs incurred                                0              (1,904)              (1,904)           (190,421)
Allocation of syndication costs                     (1,677)                1,677                    0                   0
Partners  withdrawals                              (16,313)                    0             (16,313)           (631,150)
Early withdrawal penalties                                0                   47                   47                   0
                                            ----------------    -----------------    -----------------     ---------------
Balances at December 31, 1997                       $20,796             $(4,364)              $16,432         $20,931,153
                                            ================    =================    =================     ===============

See accompanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                       1997              1996                1995
                                                                   --------------    --------------      -------------
Cash flows from operating activities:
  Net income                                                          $1,798,958        $1,230,907           $836,833
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                     2,500             2,500              2,500
    Provision for doubtful accounts.                                     139,804            78,651             26,032
    Provision for losses (gains) on real estate held for sale                  0          (23,268)                  0
    Increase (decrease) in accounts payable                             (17,270)            16,615              4,010
    (Increase) in accrued interest & advances                          (342,571)          (83,477)           (45,334)
    (Increase) decrease in amount due from related companies             (2,688)             2,738            (3,049)
    (Increase) decrease in deferred loan fee                              10,569           (3,002)           (17,718)
    Increase (decrease ) in deferred interest income                   (134,414)           217,480                  0
                                                                   --------------    --------------      -------------
                                                                                     --------------

      Net cash provided by operating activities                        1,454,888         1,439,144            803,274
                                                                   --------------    --------------      -------------

Cash flows from investing activities:


    Principal collected on Mortgage Investments                       10,279,337         9,019,190          1,508,190
    Mortgage Investments made                                       (19,941,336)      (13,148,944)        (7,133,221)
    Disposition of real estate held for sale                                   0           299,154                  0
    Additions to real estate held for sale                               (3,254)                 0                  0
    Additions to Limited Liability Corporation                          (60,000)                 0                  0
    Accounts receivables, unsecured - (disbursements) receipts            12,490           (4,018)            (8,830)
                                                                  ---------------    --------------      -------------

      Net cash used in investing activities                          (9,712,763)       (3,834,618)        (5,633,861)
                                                                  ---------------    --------------      -------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                            4,140,000         (410,000)          1,910,000
   Contributions by partner applicants                                 5,251,969         4,172,718          3,634,264
   Interest credited to partners in applicant status                       9,562             2,618             18,908
   Interest withdrawn by partners in applicant status                    (1,849)             (863)            (7,673)
   Partners withdrawals                                                (631,150)         (564,159)          (316,063)
   Syndication costs incurred                                          (190,421)         (214,689)          (175,334)
   Formation Loan increases                                            (420,510)         (314,996)          (250,373)
   Formation Loan collections                                             98,999             8,961                  0
                                                                  ---------------    --------------      -------------

      Net cash provided by financing activities                        8,256,600         2,679,590          4,813,729
                                                                  ---------------    --------------      -------------

Net increase (decrease) in cash and cash equivalents                     (1,275)           284,116           (16,858)

Cash - beginning of period                                               664,434           380,318            397,176
                                                                  ---------------    --------------      -------------

Cash - end of period                                                    $663,159          $664,434           $380,318
                                                                  ===============    ==============      =============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investmenst secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At December 31, 1997, the Partnership was in the offering stage, wherein contributed capital totalled $20,489,676 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (204,897).

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000) As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each months income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage, an affiliate of the General Partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the Formation Loan. It is unsecured and non-interest bearing.

     The Formation Loan relating to the initial $15,000,000 offering totalled $1,074,840, which was 7.2% of limited partners contributions of $14,932,017 (under the limit of 9.1% relative to the initial offering). It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996.

     The Formation Loan relating to the second offering ($30,000,000) totalled $435,895 at December 31, 1997, which was 7.8% of the limited partners contributions of $5,557,659. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                     NOTES TO FINANCIAL STATEMENTS
                                                           DECEMBER 31, 1997

The following summarizes Formation Loan transactions to December 31, 1997:

                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------
Limited Partner contributions                  $14,932,017            $5,557,659          $20,489,676
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               435,895            1,510,735
Payments to date                                 (107,960)                     0            (107,960)
Early withdrawal penalties applied                (16,082)                     0             (16,082)
                                            ---------------       ---------------      ---------------

Balance December 31, 1996                         $950,798              $435,895           $1,386,693
                                            ===============       ===============      ===============

Percent loaned of Partners  contributions             7.2%                  7.8%                 7.4%
                                            ===============       ===============      ===============

     The Formation Loan, which is receivable from Redwood Mortgage, an affiliate of the General Partners, has been deducted from Limited Partners Capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, registration and filing fees and other costs), will be paid by the Partnership.

     Through December 31, 1997, organization costs of $12,500 and syndication costs of $861,031 had been incurred by the Partnership with the following distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------
Costs incurred                    $569,865          291,166         861,031         12,500         873,531
Early withdrawal penalties         (9,451)                0         (9,451)              0         (9,451)
applied
Allocated and amortized to       (386,296)         (28,926)       (415,222)       (10,625)       (425,847)
date
                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------

December 31, 1997 balance         $174,118          262,240         436,358          1,875         438,233
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

     As of December 31, 1997, syndication costs attributable to the subsequent offering ($30,000,000) totalled $291,166, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a Mortgage Investment is categorized as impaired, interest is no longer accrued thereon.

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

     At December 31, 1997, 1996, and 1995, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the losses were consummated was 55.83%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At December 31, 1997, there was one such piece of property with costs totaling $75,138 less a reduction of $5,000 to arrive at the net fair value of $70,138.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

F. Investment in Limited Liability Corporation (see Note 7)

     The Partnership carries its investment in a Limited Liability Corporation as investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell.

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

I. Allowance for Doubtful Accounts

     Mortgage  Investments and the related accrued interest,  fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1997, and 1996 was as follows:

                                                  December 31,
                               -----------------------------------------------
                                     1997                            1996
                               ---------------                 ---------------

Impaired mortgage investments           $0                              $0
Unspecified mortgage investments   213,500                          72,803
Amounts receivable, unsecured       44,000                          45,000
                                -----------                 ---------------
                                  $257,500                        $117,803
                                ===========                 ===============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership. In 1997, Mortgage Investment brokerage commissions paid by the borrowers was $837,399.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $189,692, $155,912and $85,456 were incurred for years 1997, 1996 and 1995 respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations up to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $24,966, $17,053and $11,587 were incurred for years 1997, 1996 and 1995, respectively.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
D. Other Fees

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of December 31, 1997 a General Partner, GYMNO Corporation, had contributed $20,488, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

     During the periods ending December 31, 1997, 1996, and 1995, interest totalling $9,562, $2,618 and $18,908 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

C. Election to Receive Monthly, Quarterly or Annual Distributions

     Upon subscriptions, investors elect either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investors election to have cash distributions is irrevocable.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring September 30, 1999, of up to $6,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $5,640,000 and $1,500,000 at December 31, 1997, and 1996, respectively, and the interest rate was 9% at December 31, 1997, (8.50% prime plus .50%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership, will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                          December 31,
                                                            ------------------------------------------
                                                                  1997                      1996
                                                            -----------------          ---------------

Net Assets - Partners  Capital per financial statements          $20,931,153              $14,704,658
Unamortized syndication costs                                        436,358                  418,374
Allowance for doubtful accounts                                      257,500                  117,803
Formation loans receivable                                         1,386,693                1,073,706
                                                            -----------------          ---------------
Net assets tax basis                                             $23,011,704              $16,314,541
                                                            =================          ===============

     In 1997, approximately 61% of taxable income was allocated to tax exempt organizations, i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INVESTMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The carrying value of mortgage investments (see note 2(c) is $25,304,989. The fair value of these investments of $25,710,340 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The  Mortgage  Investments  are  secured  by  recorded  deeds of trust.  At
December 31, 1997, there were 55 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                55
Total Mortgage Investments outstanding                                                           $25,304,989

Average Mortgage Investment outstanding                                                             $460,091
Average Mortgage Investment as percent of total                                                        1.82%
Average Mortgage Investment as percent of Partners  Capital                                            2.20%

Largest Mortgage Investment outstanding                                                            2,100,000
Largest Mortgage Investment as percent of total                                                        8.30%
Largest Mortgage Investment as percent of Partners  Capital                                           10.03%

Number of counties where security is located (all California)                                             14
Largest percentage of Mortgage Investments in one county                                              23.85%
Average Mortgage Investment to appraised value of security at time loan was consummated               55.83%

Number of Mortgage Investments in foreclosure status                                                       1
Amount of Mortgage Investments in foreclosure                                                       $118,811


The following categories of mortgage investments are pertinent at December 31, 1997 and 1996:


                                                                          December 31,
                                                            ------------------------------------------
                                                                  1997                      1996
                                                            -----------------          ---------------

First Trust Deeds                                                $17,103,865               $6,545,779
Second Trust Deeds                                                 8,163,624                8,797,211
Third Trust Deeds                                                     37,500                  300,000
                                                            -----------------          ---------------
  Total mortgage investments                                      25,304,989               15,642,990
Prior liens due other lenders                                     24,224,566               25,161,374
                                                            -----------------          ---------------
  Total debt                                                     $49,529,555              $40,804,364
                                                            =================          ===============

Appraised property value at time of loan                         $88,714,541              $70,100,408
                                                            =================          ===============

Total investments as a percent of appraisals                          55.83%                   58.21%
                                                            =================          ===============

Investments by Type of Property

Owner occupied homes                                              $2,445,423               $1,808,921
Non-Owner occupied homes                                           5,318,722                2,288,036
Apartments                                                         5,982,649                2,521,515
Commercial                                                        11,558,195                9,024,518
                                                            =================          ===============
                                                                 $25,304,989              $15,642,990
                                                            =================          ===============

The interest rates on the mortgage investments range from 8.00% to 14.00% at December 31, 1997.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

     Scheduled maturity dates of mortgage investments as of December 31, 1997 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                        $3,631,543
                            1999                         7,707,533
                            2000                         5,016,894
                            2001                         1,887,779
                            2002                         1,546,742
                         Thereafter                      5,514,498
                                                    ===============
                                                       $25,304,989
                                                    ===============


     The scheduled maturities for 1998 include approximately $1,123,089 in Mortgage Invesments which are past maturity at December 31, 1997. Interest payment on these loans are current.

     One Mortgage Investment in the principal amount of $118,811 had interest paid through September 1, 1996, and is in foreclosure. That Mortgage Investment which is the only loan categorized as delinquent, is not considered impaired because the underlying security is sufficient to cover amount due.

     The cash balance at December 31, 1997 of $663,159 was in one bank with interest bearing balances totalling $597,751. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $563,159. This bank is the same financial institution that has provided the Partnership with the $6,000,000 limit line of credit. At December 31, 1997, draw down against this facility was $5,640,000. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.


                                 SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                    Column B               Column C            Column D                   Column E
Name of Debtor              Balance Beginning      Additions                 Deductions            Balance at end of period
                            of period 12/31/96                          (1)            (2)           (1)           (2)
                                                                      Amounts        Amounts       Current     Not Current
                                                                     collected     written off              12/31/97

Redwood Mortgage
1st Offering                  $1,058,322                $0            $99,000         $8,524        $0.00        $950,798
2nd Offering                  $15,384                $420,511            0              0             0          $435,895
                              ------------- --------------------- ---------------- ------------- ------------- -----------

Total                         $1,073,706               $420,511       $99,000         $8,524          0        $1,386,693
                              ============= ===================== ================ ============= ============= ===========

     The above schedule represents the Formation Loan borrowed by Redwood Mortgage from the Partnership to pay for the selling commissions on units. It is an unsecured loan and will not bear interest. It will be repaid to the Partnership in ten annual installments as described in Note 1 A to the financial statements. The amount written off in column D (2) represents the proportionate amount of early withdrawal penalties allocated to the Formation Loan as provided in the prospectus.


                                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                    REDWOOD MORTGAGE INVESTORS VIII


Column A           Column B                        Column C                Column D           Column E
Description        Balance                         Additions               Deductions         Balance at
                                      ------------------------------------
                   beginning of             (1)                 (2)          Describe         End of Period
                   of period         Charged to          Charged
                                                         (credtited) to
                                     Costs & Expenses    Other accounts -
                                                         Describe

Year Ended
12/31/97

Deducted from
Asset accounts:

Allowance for
Doubtful accts             $117,803            $139,804                   0             $107         $257,500

Cumulative
write-down of
Real Estate
held for sale
(REO)                        $5,000                   0                   0                0           $5,000

                   ================= =================== =================== ================ ================
Totals                     $122,803            $139,804                   0          (a)$107         $262,500
                   ================= =================== =================== ================ ================

(a)  represents loss realized

SCHEDULE XII

                                                 MORTGAGE INVESTMENTS ON REAL ESTATE.
                                               RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B    Col. C    Col. D     Col. E     Col. F        Col. G         Col. H     Col. I     Col. J
Descp.    Interest  Final     Periodic   Prior      Face Amt.     Carrying     Principal    Type of    Geographic
          Rate      Maturity  Payment    Liens      of Mortgage   amount of    amount of    Lien       County
                    Date      Terms                 Investments   Mortgage     Mortgage                Location
                                                    (original     Investments  Investments
                                                    amount)                    subject to
                                                                               Delinq.
                                                                               Principal
                                                                               or Interest
========= ========= ========= ========== ========== ============= ============ ============ ========== ================

Comm.      13.750%  11/01/99   2,044.77    156,750    175,500.00   169,221.02     0.00      2nd Mtg    Alameda
Comm.      13.750%  10/01/96     458.33       0.00     40,000.00    40,000.00     0.00      1st Mtg    Santa Clara
Res.       12.000%  07/01/98   1,337.20     37,236    130,000.00   118,810.72  118,810.72   2nd Mtg    El Dorado
Comm       12.000%  09/01/03     848.61       0.00     82,500.00    80,900.33     0.00      1st Mtg    Alameda
Comm       11.000%  09/01/05     846.15    846,019     67,500.00    52,799.10     0.00      2nd Mtg    Sacramento
Comm       12.000%  11/01/98   2,057.23      5,635    200,000.00    53,288.38     0.00      2nd Mtg    San Francisco
Comm       10.000%  12/01/98   1,689.33       0.00    192,500.00   189,719.45     0.00      1st Mtg    Alameda
Comm       12.000%  02/01/99   5,131.13       0.00    390,000.00   503,457.45     0.00      1st Mtg    Santa Clara
Apts       11.500%  11/01/99   1,980.58    713,917    200,000.00   197,177.72     0.00      2nd Mtg    San Joaquin
Res.       11.000%  12/01/03   3,185.37  1,060,486    325,000.00   316,536.00     0.00      2nd Mtg    San Francisco
Res        11.000%  04/01/99   4,999.70    775,649    525,000.00   517,441.79     0.00      2nd Mtg    Contra Costa
Apts       11.500%  04/01/05     330.09       0.00    400,000.00    33,333.33     0.00      1st Mtg    San Joaquin
Comm       12.500%  07/01/00   1,387.44       0.00    130,000.00   128,880.24     0.00      1st Mtg    Fresno
Res        11.750%  07/01/10     802.36     74,551     66,000.00    63,356.42     0.00      2nd Mtg    Alameda
Apts       12.000%  08/01/00   6,951.28  3,033,304    660,000.00   648,713.71     0.00      2nd Mtg    San Joaquin
Comm       12.000%  10/01/96     600.00    290,711     60,000.00    60,000.00     0.00      2nd Mtg    Alameda
Apts       11.875%  01/01/01   4,330.76       0.00    425,000.00   421,788.45     0.00      1st Mtg    San Mateo
Res        11.875%  01/01/01   2,292.76       0.00    225,000.00   223,299.67     0.00      1st Mtg    San Mateo
Comm       12.500%  01/01/06   3,415.23       0.00    320,000.00   317,883.95     0.00      1st Mtg    San Joaquin
Comm       11.750%  02/01/99   1,018.34       0.00    104,000.00   103,938.28     0.00      1st Mtg    Contra Costa
Comm       11.875%  02/01/06   4,541.40       0.00    435,000.00   429,504.95     0.00      1st Mtg    San Mateo
Comm       12.000%  03/01/01     789.92       0.00     75,000.00    73,975.20     0.00      1st Mtg    San Mateo
Comm       12.000%  12/31/01   9,792.73  5,492,794    955,000.00   979,272.92     0.00      2nd Mtg    Santa Clara
Res        11.500%  04/01/06   1,039.81       0.00    105,000.00   104,184.14     0.00      1st Mtg    San Francisco
Res        12.000%  12/01/97   9,366.28       0.00    910,000.00   906,413.85     0.00      1st Mtg    Marin
Res        12.000%  08/01/01   1,250.00       0.00    125,000.00   125,000.00     0.00      1st Mtg    Mendocino
Apts       12.000%  02/01/98   1,538.89     74,597  1,427,500.00    84,241.05     0.00      2nd Mtg    San Francisco
Comm       12.000%  03/01/01     684.60     74,754     65,000.00    64,443.04     0.00      2nd Mtg    San Mateo
Comm       12.000%  02/01/99     186.00     20,800     18,000.00    18,000.00     0.00      2nd Mtg    Santa Clara
Land       12.000%  01/01/00  14,500.00    880,313  1,450,000.00  1,450,000.00    0.00      2nd Mtg    Stanisalus
Comm       14.000%  04/01/06   6,847.13       0.00    700,000.00   583,813.76     0.00      1st Mtg    San Francisco
Apts       10.750%  04/01/07  16,125.00  6,714,769  1,800,000.00  1,800,000.00    0.00      2nd Mtg    Alameda
Res        11.500%  05/01/99     359.38  1,660,639     37,500.00    37,500.00     0.00      3rd Mtg    Contra Costa
Comm       11.750%  05/01/02   3,828.76       0.00    370,000.00   346,742.31     0.00      1st Mtg    San Mateo
Res        11.500%  11/01/98   2,012.50       0.00    210,000.00   210,000.00     0.00      1st Mtg    San Francisco
Comm       11.500%  05/01/99  20,125.00       0.00  2,100,000.00  2,100,000.00    0.00      1st Mtg    Alameda
Res        12.000%  06/01/99     500.00    262,342     50,000.00    50,000.00     0.00      2nd Mtg    Alameda
Res        12.000%  12/01/97   1,155.20    910,000    120,000.00   116,674.81     0.00      2nd Mtg    Marin
Comm       10.500%  06/01/00  5,687..50       0.00    400,000.00   650,000.00     0.00      1st Mtg    San Mateo
Comm       12.000%  07/01/02  10,500.00       0.00  1,350,000.00  1,050,000.00    0.00      1st Mtg    San Francisco
Res        11.000%  07/01/00   3,575.00       0.00    390,000.00   390,000.00     0.00      1st Mtg    San Francisco
Res        12.000%  01/01/99   3,626.03    350,000    700,000.00   395,015.54     0.00      2nd Mtg    Monterey
Res        10.500%  07/01/00   5,068.88       0.00    579,300.00   579,300.00     0.00      1st Mtg    San Francisco
Comm       12.500%  10/01/02   1,562.50       0.00    150,000.00   150,000.00     0.00      1st Mtg    San Francisco
Res        11.500%  04/01/99   8,761.13    579,300  1,320,000.00   922,966.50     0.00      2nd Mtg    San Francisco


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
                                                                               Principal
                                                                               or Interest
========= ========== ========= ========== ========== ============ ============ ============ ========== ===============

Apts        11.500%  10/01/99   9,056.25       0.00   945,000.00   945,000.00     0.00      1st Mtg    San Mateo
Apts        11.000%  10/01/98  16,669.58       0.00  2,200,000.00 1,852,394.82    0.00      1st Mtg    San Mateo
Comm        11.000%  10/01/07   6,190.11       0.00   345,000.00   649,534.32     0.00      1st Mtg    San Francisco
Res         11.500%  04/01/99   9,993.00    210,000   561,750.00    85,665.19     0.00      2nd Mtg    San Francisco
Land        13.000%  10/01/00   5,200.00       0.00   480,000.00   480,000.00     0.00      1st Mtg    Solano
Res          8.000%  11/01/27   1,834.42       0.00   250,000.00   249,830.25     0.00      1st Mtg    San Mateo
Res         12.000%  05/01/99   2,278.15       0.00  2,400,000.00  710,068.11     0.00      1st Mtg    San Francisco
Res         12.000%  05/01/99   8,898.50       0.00  1,300,000.00  952,081.83     0.00      1st Mtg    Marin
Comm        12.000%  01/01/03   8,328.21       0.00  1,075,000.00  832,820.75     0.00      1st Mtg    Alameda
 Res        11.500%  01/01/00   6,612.50       0.00   690,000.00   690,000.00     0.00      1st Mtg    Alameda
                               ---------- ---------- ------------ ------------ ------------

Total                      $254,191.02  $24,224,566  $30,807,050.00 $25,304,989.35    $118,810.72

Notes:

     None of the above Mortgage Investments is considered impaired. Therefore, none of them has been written down. The allowance for doubtful accounts includes $213,500 relating to the above Mortgage Investments and accrued interest receivable and advances related thereto.

     Amounts reflected in column G (carrying amount of Mortgage Investments) represents both cost and the tax basis of the loans.



Schedule XII

Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1997                  1996                 1995
                                            ---------------       ---------------      ---------------

Balance at beginning of year                   $15,642,990           $12,047,252           $6,484,707
                                            ---------------       ---------------      ---------------
Additions during period:
  New Mortgage Investments                      19,941,336            13,148,944            7,133,221
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions               19,941,336            13,148,944            7,133,221
                                            ---------------       ---------------      ---------------


Deductions during period:
  Collections of principal                      10,279,337             9,019,190            1,508,190
  Foreclosures                                           0               534,016                    0
  Cost of Mortgage Investments sold                      0                     0                    0
  Amortization of Premium                                0                     0                    0
  Other                                                  0                     0               62,486
                                            ---------------       ---------------      ---------------
                  Total Deductions              10,279,337             9,553,206            1,570,676
                                            ---------------       ---------------      ---------------

Balance at close of year                       $25,304,989           $15,642,990          $12,047,252
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
                                                             During the Period     During the Period   the period
======================= ================ =================== ===================== =================== ===================


Year-Ended 12/31/97     $5,640,000             9.05%              $6,000,000           $3,765,515            9.05%


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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving Compensation  Description of Compensation and Services   Amount
                                        Rendered
---------------------------------------------------- -------------------------


I. Redwood Mortgage.          Mortgage Servicing Fee for servicing
                              Mortgage Investments                     $189,692

General Partners &/or Affiliate  Asset Management Fee for
                                  managing assets                       $24,966

General Partners              1% interest in  profits                   $17,990

                              Less allocation of syndication costs        1,677
                                                                        $16,313

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage   Mortgage  Brokerage  Commissions  for services in
                   connection    with   the    review,    selection,
                   evaluation,  negotiation,  and  extension  of the
                   Mortgage  Investments  paid by the  borrowers and
                   not by the Partnership                              $837,399

Redwood Mortgage   Processing   and  Escrow  Fees  for  services  in
                   connection  with  notary,  document  preparation,
                   credit investigation,  and escrow fees payable by
                   the borrowers and not by the Partnership             $17,240


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                   $54,549

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


                                     Part IV

Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

A.   Documents filed as part of this report are incorporated:

     1. In Part II, Item 8 under A - Financial Statements.

     2. The Financial Statement Schedules are listed in Part II -Item 8 under B
         - Financial Statement Schedules.

3.  Exhibits.

  Exhibit No.    Description of Exhibits
--------------   --------------------------

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

     All of these exhibits were previously filed as the exhibits to Registrants Statement on Form S-11 (Registration No. 333-13113 and incorporated by reference herein).


B.       Reports of Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

C.       See A (3) above.

D. See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration Statement) to pages 94 through 97, revised Prospectus dated December 4, 1996, and Supplement No. 3 dated November 26, 1997, for financial data related to Gymno Corporation, a General Partner.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 24th day of March, 1998.


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


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 24th day of March, 1998.


Signature                        Title                                Date


/S/ D. Russell Burwell
----------------------
D. Russell Burwell          General Partner                       March 24, 1998


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell          General Partner                       March 24, 1998



/S/ D. Russell Burwell
-----------------------
D. Russell Burwell       President of Gymno Corporation,          March 24, 1998
                         (Principal Executive Officer);
                         Director of Gymno Corporation


/S/ Michael R. Burwell
----------------------
Michael R. Burwell        Secretary/Treasurer of Gymno            March 24, 1998
                         Corporation (Principal Financial
                         and Accounting Officer);
                         Director of Gymno Corporation