Form 10-Q
period 1998-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1998-05-14
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended              March 31, 1998
---------------------------------------------------- --------------------------
Commission file number           333-13113
---------------------------------------------------- --------------------------

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

                                 (650) 365-5341
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES                   XX                                    NO
           -----------------------                        ----------------------

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

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

                                     ASSETS

                                                                    Mar 31, 1998          Dec 31, 1997
                                                                     (unaudited)            (audited)
                                                                   ----------------      ----------------

Cash                                                                      $435,303              $663,159
                                                                   ----------------      ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                       27,168,716            25,304,989
  Accrued Interest on Mortgage Investments                                 245,750               341,976
  Advances on Mortgage Investments                                         208,265               205,804
  Accounts receivables, unsecured                                           63,822                62,844
                                                                   ----------------      ----------------
                                                                        27,686,553            25,915,613

  Less allowance for doubtful accounts                                     257,931               257,500
                                                                   ----------------      ----------------
                                                                        27,428,622            25,658,113
                                                                   ----------------      ----------------

Real Estate owned, acquired through foreclosure,
 held for sale                                                              70,168                70,138
Investment in limited liability corporation, at cost which
  approximates market                                                      261,139               251,139
Organization costs, less accumulated amortization of $11,250
 and $10,625, respectively                                                   1,250                 1,875
Due from related companies                                                       0                 2,999
Prepaid expense-deferred loan fee                                              429                10,151
                                                                   ----------------      ----------------

                                                                       $28,196,911           $26,657,574
                                                                   ================      ================


See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                       BALANCE SHEETS
                                               DECEMBER 31, 1997 (audited) AND
                                                 MARCH 31, 1998 (unaudited)


                                              LIABILITIES AND PARTNERS CAPITAL

                                                                         Mar 31, 1998        Dec 31, 1997
                                                                         (unaudited)           (audited)
                                                                        ---------------     ----------------

Liabilities:
  Accounts payable and accrued expenses                                             $0               $3,355
  Note payable - bank line of credit                                         5,990,000            5,640,000
  Deferred interest income                                                           0               83,066
  Subscriptions to partnership in applicant status                             406,473                    0
                                                                        ---------------     ----------------
                                                                             6,396,473            5,726,421
                                                                        ---------------     ----------------

Partners Capital:
     Limited partners capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $421,388 and
          $431,994 for 1998 and 1997, respectively:
          and Formation Loan receivable of $1,419,289 and $1,386,693
          for 1998 and 1997, respectively                                   21,783,898           20,914,721

     General Partners Capital, net of unallocated syndication costs
          of $4,256 and $4,364 for 1998 and 1997, respectively                  16,540               16,432
                                                                        ---------------     ----------------

                     Total Partners  Capital                                21,800,438           20,931,153
                                                                        ---------------     ----------------

                     Total Liabilities and Partners  Capital               $28,196,911          $26,657,574
                                                                        ===============     ================

See accompanying notes to financial statements.


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                    STATEMENTS OF INCOME
                               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (unaudited)

                                                         3 mos. ended           3 mos. ended
                                                        March 31, 1998         March 31, 1997
                                                         (unaudited)            (unaudited)
                                                       =================      =================

Revenues:

  Interest on Mortgage Investments                             $758,931              $490,347
  Interest on bank deposits                                       3,578                 3,734
  Late charges                                                    1,930                   348
  Miscellaneous                                                     200                    50
                                                          --------------        --------------
                                                                764,639               494,479
                                                          --------------        --------------
Expenses:

 Mortgage servicing fees                                         65,374                31,564
 Interest on note payable - bank                                120,300                13,836
 Amortization of loan origination fees                            2,522                 4,406
 Provision for doubtful accounts and losses on real
estate
   acquired through foreclosure                                     430                 9,994
 Asset management fee -  General Partner                          7,109                 5,510
 Amortization of organization costs                                 625                   625
 Clerical costs through Redwood Mortgage                         15,927                12,402
 Professional services                                           22,226                 7,696
 Printing, supplies and postage                                   1,130                   784
 Other                                                            6,359                 2,675
                                                          --------------        --------------
                                                                242,002                89,492
                                                          --------------        --------------

Income before interest credited to partners in                  522,637               404,987
applicant status

Income credited to partners in applicant status                   1,526                 3,937
                                                          --------------        --------------

Net Income                                                     $521,111              $401,050
                                                          ==============        ==============

Net Income: to General Partners (1%)                             $5,211                $4,011
                     to Limited Partners (99%)                  515,900               397,039
                                                          ==============        ==============
                                                               $521,111              $401,050
                                                          ==============        ==============

Net income for $1,000 invested by Limited Partners for
  entire period:
  - where income is reinvested and compounded                    $20.38                $20.36
                                                          ==============        ==============
  - where Partner received income in monthly                     $20.24                $20.22
distributions
                                                          ==============        ==============

See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                      THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------
Balances at December 31, 1994                 $189,300       $7,519,424       $(234,303)       $(525,256)      $6,759,865

Contributions of Application                 3,634,264                0                0        (250,373)       (250,373)
Formation Loan increases                             0                0                0                0               0
Interest   credited   to   partners  in         18,908                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (7,673)                0                0                0               0
    Transfers to Partners  capital         (3,834,799)        3,831,211                0                0       3,831,211

Net Income                                           0          828,465                0                0         828,465
Syndication costs incurred                           0                0        (173,581)                0       (173,581)
Allocation of syndication costs                      0         (85,045)           85,045                0               0
Partners  withdrawals                                0        (308,554)                0                0       (308,554)
Early withdrawal penalties                           0            (564)              162              400             (2)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1995                        0       11,784,937        (322,677)        (775,229)      10,687,031

Contributions on Application                 4,172,718                0                0                0               0
Formation Loan increases                             0                0                0        (314,996)       (314,996)
Formation Loan payments                              0                0                0            8,961           8,961
Interest   credited   to   partners  in          2,618                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (863)                0                0                0               0
    Transfers to Partners  capital         (3,863,536)        3,859,312                0                0       3,859,312

Net Income                                           0        1,218,598                0                0       1,218,598
Syndication costs incurred                           0                0        (212,542)                0       (212,542)
Allocation of syndication costs                      0        (116,523)          116,523                0               0
Partners  withdrawals                                0        (553,027)                0                0       (553,027)
Early withdrawal penalties                           0         (12,108)            4,506            7,558            (44)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1996                  310,937       16,181,189        (414,190)                       14,693,293
                                                                                              (1,073,706)

Contributions on Application                 5,251,969                0                0                0               0
Formation Loan increases                             0                0                0        (420,510)       (420,510)
Formation Loan payments                              0                0                0           98,999          98,999
Interest   credited   to   partners  in          9,562                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,849)                0                0                0               0
    Transfers to Partners  capital         (5,570,619)        5,565,372                0                0       5,565,372

Net Income                                           0        1,780,968                0                0       1,780,968
Syndication costs incurred                           0                0        (188,517)                0       (188,517)
Allocation of syndication costs                      0        (166,023)          166,023                0               0
Partners  withdrawals                                0        (614,837)                0                0       (614,837)
Early withdrawal penalties                           0         (13,261)            4,690            8,524            (47)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1997                       $0      $22,733,408       $(431,994)      $(1,386,693)    $20,914,721

See accompanying notes to financial statements

(continued on next page)



(continue from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                      THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------
Contributions of Application                 1,012,252                0                0                0               0
Formation Loan increases                             0                0                0         (73,146)        (73,146)
Formation Loan payments                              0                0                0           37,754          37,754
Interest   credited   to   partners  in          1,526                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (807)                0                0                0               0
    Transfers to Partners  capital           (606,498)          606,498                0                0         606,498

Net Income                                           0          515,900                0                0         515,900
Syndication costs incurred                           0                0         (39,941)                0        (39,941)
Allocation of syndication costs                      0         (49,079)           49,079                0               0
Partners  withdrawals                                0        (177,873)                0                0       (177,873)
Early withdrawal penalties                           0          (4,279)            1,468            2,796            (15)
                                         --------------     ------------    -------------     ------------    ------------

Balances at March 31, 1998                    $406,473      $23,624,575       $(421,388)      $(1,419,289)    $21,783,898
                                         ==============     ============    =============     ============    ============

See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                      THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)

                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------

                                          Capital Account     Unallocated                                  Total
                                                              Syndication             Total              Partners
                                          General Partners      Costs                                     Capital
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1994                    $7,737             $(2,366)                $5,371          $6,765,236

Contributions of Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (250,373)
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                3,588                    0                 3,588           3,834,799

Net Income                                        8,368                    0                 8,368             836,833
Syndication costs incurred                            0              (1,753)               (1,753)           (175,334)
Allocation of syndication costs                   (859)                  859                     0                   0
Partners  withdrawals                           (7,509)                    0               (7,509)           (316,063)
Early withdrawal penalties                            0                    2                     2                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1995                    11,325              (3,258)                 8,067          10,695,098

Contributions on Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (314,996)
Formation loan payments                                                                                          8,961
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                4,224                    0                 4,224           3,863,536

Net Income                                       12,309                    0                12,309           1,230,907
Syndication costs incurred                            0              (2,147)               (2,147)           (214,689)
Allocation of syndication costs                 (1,177)                1,177                     0                   0
Partners  withdrawals                          (11,132)                    0              (11,132)           (564,159)
Early withdrawal penalties                            0                   44                    44                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1996                    15,549              (4,184)                11,365          14,704,658

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (420,510)
Formation Loan payments                               0                    0                     0              98,999
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                5,247                    0                 5,247           5,570,619

Net Income                                       17,990                    0                17,990           1,798,958
Syndication costs incurred                            0              (1,904)               (1,904)           (190,421)
Allocation of syndication costs                 (1,677)                1,677                     0                   0
Partners  withdrawals                          (16,313)                    0              (16,313)           (631,150)
Early withdrawal penalties                            0                   47                    47                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1997                   $20,796             $(4,364)               $16,432         $20,931,153

See accompanying notes to financial statements

(continued on next page)


(continued from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                      THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)

                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                          GENERAL PARTNERS CAPITAL
                                         -------------------------------------------------------------

                                            Capital            Unallocated                                  Total
                                            Account            Syndication             Total              Partners
                                            General               Costs                                    Capital
                                            Partners
                                         ---------------     ----------------     -----------------    ----------------
Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0            (73,146)
Formation Loan payments                               0                    0                     0              37,754
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                    0                    0                     0             606,498

Net Income                                        5,211                    0                 5,211             521,111
Syndication costs incurred                            0                (403)                 (403)            (40,344)
Allocation of syndication costs                   (496)                  496                     0                   0
Partners  withdrawals                           (4,715)                    0               (4,715)           (182,588)
Early withdrawal penalties                            0                   15                    15                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1998                   $20,796             $(4,256)               $16,540         $21,800,438
                                         ===============     ================     =================    ================

See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (unaudited)

                                                                    Mar 31, 1998         Mar 31, 1997
                                                                   ----------------     ----------------
                                                                     (unaudited)          (unaudited)
                                                                   ----------------     ----------------
Cash flows from operating activities:
  Net income                                                              $521,111             $401,050
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                         625                  625
    Provision for doubtful accounts.                                           430                9,888
    Provision for losses (gains) on real estate held for sale                    0                  106
    Increase (decrease) in accounts payable                                (3,355)             (20,625)
    (Increase) in accrued interest & advances                               93,765               88,533
    (Increase) decrease in amount due from related companies                 2,999                  311
    (Increase) decrease in deferred loan fee                                 9,722                    0
    Increase (decrease ) in deferred interest income                      (83,066)            (217,480)
    (Increase) decrease in pre-paid expenses                                     0              (4,491)
                                                                   ----------------
                                                                                        ----------------

      Net cash provided by operating activities                            542,231              257,917
                                                                   ----------------     ----------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                            779,528              350,680
    Mortgage Investments made                                          (2,643,254)          (3,275,766)
    Disposition of real estate held for sale                                     0                    0
    Additions to real estate held for sale                                    (30)                 (30)
    Additions to Limited Liability Corporation                            (10,000)             (30,000)
    Accounts receivables, unsecured - (disbursements) receipts               (978)                (504)
                                                                  -----------------     ----------------

      Net cash used in investing activities                            (1,874,734)          (2,955,620)
                                                                  -----------------     ----------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                                350,000              815,000
   Contributions by partner applicants                                   1,012,252            2,103,427
   Interest credited to partners in applicant status                         1,526                3,937
   Interest withdrawn by partners in applicant status                        (807)                (855)
   Partners withdrawals                                                  (182,588)            (166,202)
   Syndication costs incurred                                             (40,344)             (35,833)
   Formation Loan increases                                               (73,146)            (180,404)
   Formation Loan collections                                               37,754               26,881
                                                                  -----------------     ----------------

      Net cash provided by financing activities                          1,104,647            2,565,951
                                                                  -----------------     ----------------

Net increase (decrease) in cash and cash equivalents                     (227,856)            (131,752)

Cash - beginning of period                                                 663,159              664,434
                                                                  -----------------     ----------------

Cash - end of period                                                      $435,303             $532,682
                                                                  =================     ================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At March 31, 1998, the Partnership was in the offering stage, wherein contributed capital totalled $21,501,928 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (215,019.28).

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

     The Formation Loan relating to the second offering ($30,000,000) totalled $509,041 at March 31, 1998, which was 7.7% of the limited partners contributions of $6,569,911. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

The following summarizes Formation Loan transactions to March 31, 1998:

                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------
Limited Partner contributions                  $14,932,017            $6,569,911          $21,501,928
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               509,041            1,583,881
Payments to date                                 (134,841)              (10,873)            (145,714)
Early withdrawal penalties applied                (18,878)                     0             (18,878)
                                            ---------------       ---------------      ---------------

Balance March 31, 1998                            $921,121              $498,168           $1,419,289
                                            ===============       ===============      ===============

Percent loaned of Partners  contributions             7.2%                  7.7%                 7.4%
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

     Through March 31, 1998, organization costs of $12,500 and syndication costs
of  $901,375  had  been   incurred  by  the   Partnership   with  the  following
distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------
Costs incurred                    $569,865          331,510         901,375         12,500         913,875
Early withdrawal penalties        (10,934)                0        (10,934)              0        (10,934)
applied
Allocated and amortized to       (420,750)         (44,047)       (464,797)       (11,250)       (476,047)
date

                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------

March 31, 1998 balance            $138,181          287,463         425,644          1,250         426,894
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

     As of March 31, 1998, syndication costs attributable to the subsequent offering ($30,000,000) totalled $331,510, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

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

     At March 31, 1998 and at December 31, 1997, 1996, and 1995, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the loans were consummated was 57.36%%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At March 31, 1998, there was one such piece of property with costs totaling $75,168 less a reduction of $5,000 to arrive at the net fair value of $70,168.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

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

I. Allowance for Doubtful Accounts

     Mortgage  Investments and the related accrued interest,  fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 1998, December 31, 1997, and 1996 was as follows:

                                                 March 31,           December 31,            December 31,
                                                   1998                  1997                  1996
                                              ----------------      ----------------      ----------------
Impaired Mortgage Investments                              $0                    $0               $13,006
Unspecified Mortgage Investments                      213,931               213,500                72,803
Accounts receivable, unsecured                         44,000                44,000                45,000
                                              ================      ================      ================
                                                     $257,931              $257,500              $117,803
                                              ================      ================      ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

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

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership. In 1997, Mortgage Investment brokerage commissions paid by the borrowers was $837,399 and for the three months through March 31, 1998 was $70,280.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $65,374, $189,692, $155,912 and $85,456 were incurred for the three months period ended March 31, 1998, and for the years 1997, 1996 and 1995 respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations up to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $7,109, $24,966, $17,053 and $11,587 were incurred for the three months period ended March 31, 1998, and for years 1997, 1996 and 1995, respectively.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of March 31, 1998 a General Partner, GYMNO Corporation, had contributed $20,488, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

     During the three months period ending March 31, 1998, and for the years ending December 31, 1997, 1996, and 1995, interest totalling $1,526, $9,562, $2,618 and $18,908 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring September 30, 1999, of up to $6,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $5,990,000, $5,640,000 and $1,500,000 at March 31, 1998, December 31, 1997, and 1996, respectively, and the interest rate was 9% at March 31, 1998, (8.50% prime plus .50%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership. The Corporation will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                          March 31,             Dec. 31              Dec. 31
                                                             1998                1997                 1996
                                                        ---------------      --------------       --------------
Net assets - Partners  Capital per financial               $21,800,438         $20,931,153          $14,704,658
statements
Unamortized syndication costs                                  425,644             436,358              418,374
Allowance for doubtful accounts                                257,931             257,500              117,803
Formation Loans receivable                                   1,419,289           1,386,693            1,073,706
                                                        ---------------      --------------       --------------
Net assets tax basis                                       $23,903,302         $23,011,704          $16,314,541
                                                        ===============      ==============       ==============

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

     (b) The carrying value of mortgage investments (see note 2(c) is $27,168,716. The fair value of these investments of $26,882,393 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The  Mortgage  Investments  are secured by recorded  deeds of trust.  At March 31, 1998,  there were 55 Mortgage  Investments outstanding with the following characteristics:
Number of Mortgage Investments outstanding                                                                55
Total Mortgage Investments outstanding                                                           $27,168,716

Average Mortgage Investment outstanding                                                             $493,977
Average Mortgage Investment as percent of total                                                        1.82%
Average Mortgage Investment as percent of Partners Capital                                            2.27%

Largest Mortgage Investment outstanding                                                            2,100,000
Largest Mortgage Investment as percent of total                                                        7.73%
Largest Mortgage Investment as percent of Partners Capital                                            9.63%

Number of counties where security is located (all California)                                             15
Largest percentage of Mortgage Investments in one county                                              22.09%
Average Mortgage Investment to appraised value of security at time Mortgage Investment was            57.36%
consummated

Number of Mortgage Investments in foreclosure status                                                       1
Amount of Mortgage Investments in foreclosure                                                       $118,811

     The following categories of mortgage investments are pertinent at March 31, 1998, December 31, 1997 and 1996:

                                                  March 31            December 31           December 31
                                               ---------------      ----------------      -----------------
                                                    1998                 1997                   1996
                                               ---------------      ----------------      -----------------
First Trust Deeds                                 $17,936,676           $17,103,865             $6,545,779
Second Trust Deeds                                  8,300,540             8,163,624              8,797,211
Third Trust Deeds                                     931,500                37,500                300,000
                                               ---------------      ----------------      -----------------
  Total mortgage investments                       27,168,716            25,304,989             15,642,990
Prior liens due other lenders                      25,359,258            24,224,566             25,161,374
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $52,527,974           $49,529,555            $40,804,364
                                               ===============      ================      =================

Appraised property value at time of loan          $91,583,821           $88,714,541            $70,100,408
                                               ===============      ================      =================

Total investments as a percent of appraisals           57.36%                55.83%                 58.21%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                               $1,731,704            $2,445,423             $1,808,921
Non-Owner occupied homes                            7,230,232             5,318,722              2,288,036
Apartments                                          5,526,252             5,982,649              2,521,515
Commercial                                         12,680,528            11,558,195              9,024,518
                                               ===============      ================      =================
                                                  $27,168,716           $25,304,989            $15,642,990
                                               ===============      ================      =================

     The interest rates on the mortgage investments range from 8.00% to 14.00% at March 31, 1998

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                           MARCH 31, 1998 (unaudited)

     Scheduled maturity dates of mortgage investments as of March 31, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                               $3,535,203
                            1999                                8,556,910
                            2000                                6,398,351
                            2001                                1,496,882
                            2002                                1,541,871
                         Thereafter                             5,639,499
                                                           ===============
                                                              $27,168,716
                                                           ===============


     The scheduled maturities for 1998 include approximately $1,064,294 in three Mortgage Investments which were past maturity at March 31, 1998. Interest payment on two of these Mortgage Investments were less than 90 days late.

     One Mortgage Investment in the principal amount of $118,811 had interest paid through September 1, 1996, and is in foreclosure. That Mortgage Investment which is the only loan categorized as delinquent, is not considered impaired because the underlying security is sufficient to cover amount due.

     The cash balance at March 31, 1998, of $435,303 was in one bank with interest bearing balances totalling $160,983. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $335,303. This bank is the same financial institution that has provided the Partnership with the $6,000,000 limit line of credit. At March 31, 1998, draw down against this facility was $5,990,000.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On March 31, 1998, the Partnership was in the offering stage of its second offering, ($30,000,000) and contributed capital totalled $14,932,017 for the first offering and $6,569,911 for the second offering with an aggregate of $21,501,928 (Limited Partners). Of this amount, $406,473 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

     At March 31, 1998, the Partnerships Mortgage Investments outstanding totalled $27,168,716. The primary reason for an increase in Mortgage Investments Outstanding from $6,484,707 in 1994, to $12,047,252 in 1995, to $15,642,990 in
1996, to  $25,304,989  in 1997,  and to  $27,168,716  to March 31, 1998, was the
additional capital admitted to the Partnership through sale of Limited Partnership Units. Additional Partners Capital contributions have totalled $4,508,824, $3,834,799, $3,863,536, $5,565,372 and $1,012,252, and the
reinvestment of earnings by partners who have elected to reinvest earnings have totalled $239,956, $524,988, $800,218, $1,119,465 and $327,461 for the years ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, and three months ended March 31, 1998, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnerships line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1994, 1995, 1996, 1997, and for the three months ended March 31, 1998, to $480,110, $1,031,029, $1,718,208, $2,613,008 and $758,931
respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of March 31, 1998, distributed earnings at an average annualized yield of 8.36%.

     Currently, mortgage interest rates have decreased from those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates which will reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1998 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     During 1994, the Partnership did not have a credit line; therefore Interest on Note Payable-Bank was -0-. In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $6,000,000. For the years ended 1995, 1996, December 31, 1997, and the three months ended March 31, 1998, interest on Note Payable-Bank was $25,889, $188,635, $340,633 and $120,300 respectively. The primary reason for this increase during 1996, was that the Partnership did not have access to the credit facility until September, 1995. For 1997, and the three months ended March 31, 1998, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. Currently, the Partnership has borrowed $5,990,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of March 31, 1998, the balance remained at $5,990,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty-one years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1995, 1996, and 1997, the Partnership made provisions for doubtful accounts of $26,032, $55,383, and $139,804, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of March 31, 1998, of $257,931 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflected in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for lending activity.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the three months ended March 31, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $303,477, $418,380, $495,480 and $139,359 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the three months ended March 31, 1998, to Limited Partners capital accounts and not withdrawn was $524,988, $800,218, $1,119,465 and $327,461 respectively. As of December 31, 1995, December 31, 1996, December 31, 1997, and the three months ended March 31, 1998, Limited Partners electing to withdraw earnings represented 40%, 34%, 30% and 30%, respectively of the Limited Partners outstanding capital accounts. The decreases in percentage of Limited Partners electing to withdraw earnings is due to an increase in percent of new Limited Partners choosing to compound earnings and the dilution effect occurring when compounding Limited Partners capital accounts grow through earnings reinvestment compared to Limited Partners that have chosen to liquidate earnings.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partners initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period has yet to expire, as of March 31, 1998, Limited Partners may not as yet avail themselves of this provision for liquidation. Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the three months ended March 31, 1998, $5,640, $146,755, $132,619 and $42,792 respectively were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and March 31, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months period ended March 31, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving Compensation  Description of Compensation              Amount
                                and Services Rendered
------------------------------------- ---------------- -------------------------


I. Redwood Mortgage.           Mortgage Servicing Fee for servicing
                               Mortgage Investments                     $65,374


General Partners               Asset Management Fee for managing
&/or Affiliate                  assets                                   $7,109

General Partners               1% interest in profits                    $5,211

                               Less allocation of syndication costs         496
                                                                       --------
                                                                         $4,715

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage      Mortgage  Brokerage  Commissions  for services in
                      connection    with   the    review,    selection,
                      evaluation,  negotiation,  and  extension  of the
                      Mortgage  Investments  paid by the  borrowers and
                      not by the Partnership                            $70,280


Redwood Mortgage      Processing   and  Escrow  Fees  for  services  in
                      connection  with  notary,  document  preparation,
                      credit investigation,  and escrow fees payable by
                      the borrowers and not by the Partnership           $1,877



     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME. $15,927

           MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF MARCH 31, 1998

                                                   Partnership Highlights

First Trust Deeds                                              $17,936,675.94
Appraised Value of Properties*                                  40,043,562.00
   Total Investment as a % of Appraisal                                44.79%

First Trust Deed Mortgage Investments                           17,936,675.94
Second Trust Deed Mortgage Investments                           8,300,539.93
Third Trust Deed Mortgage Investments                              931,500.00
                                                          --------------------
                                                                27,168,715.87

First Trust Deeds due other Lenders                             24,639,610.00
Second Trust Deeds due other Lenders                               719,648.00
                                                          --------------------

Total Debt                                                     $52,527,973.87

Appraised Property Value*                                       91,583,821.00
Total Investment as a % of Appraisal                                   57.36%

Number of Mortgage Investments Outstanding                                 55

Average Investment                                                $493,976.65
Average Investment as a % of Net Partners Capital                       2.27%
Largest Investment Outstanding                                   2,100,000.00
Largest Investment as a % of Net Partners Capital                       9.63%

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                 66.02%
Second Trust Deed Mortgage Investments                                30.55%
Third Trust Deed Mortgage Investments                                  3.43%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                      $1,731,704.45                6.37%
Non Owner Occupied Homes                   7,230,231.69               26.61%
Apartments                                 5,526,251.50               20.34%
Commercial                                12,680,528.23               46.68%
                                       -----------------       --------------
Total                                    $27,168,715.87              100.00%

Statement of Conditions of Mortgage Investments

    Number of Mortgage Investments in Foreclosure                      1

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County                            Total             Percent
                                                   Mortgage
                                                  Investments

San Francisco                                      $6,001,466.74         22.09%
Alameda                                             6,000,107.50         22.08%
San Mateo                                           4,879,409.35         17.96%
Marin                                               3,020,896.32         11.12%
Stanislaus                                          1,800,000.00          6.62%
Santa Clara                                         1,572,148.70          5.79%
San Joaquin                                         1,195,111.74          4.40%
Santa Cruz                                            684,000.00          2.52%
Contra Costa                                          658,102.86          2.42%
Solano                                                480,000.00          1.77%
Monterey                                              453,215.42          1.67%
Fresno                                                128,744.01          0.47%
Mendocino                                             125,000.00          0.46%
El Dorado                                             118,810.72          0.44%
Sacramento                                             51,702.51          0.19%
                                               ------------------    -----------

Total                                             $27,168,715.87        100.00%

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

                                            Not Applicable

                  Item 5.           Other Information

                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May 1998.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of May 1998.


Signature                           Title                          Date


/s/ D. Russell Burwell
----------------------------
D. Russell Burwell             General Partner                     May 12, 1998


/s/ Michael R. Burwell
----------------------------
Michael R. Burwell             General Partner                     May 12, 1998



/s/ D. Russell Burwell
----------------------------
D. Russell Burwell            President of Gymno Corporation,      May 12, 1998
                              (Principal Executive Officer);
                               Director of Gymno Corporation


/s/ Michael R. Burwell
----------------------------
Michael R. Burwell              Secretary/Treasurer of Gymno       May 12, 1998
                                Corporation (Principal Financial
                                and Accounting Officer);
                                Director of Gymno Corporation