Form 10-Q
period 1998-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1998-08-12
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended              June 30, 1998
--------------------------------------------------- --------------------------
Commission file number          333-13113
--------------------------------------------------- --------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

 CALIFORNIA                                              94-3158788
------------------------- -----------------------------------------------------
 (State or other jurisdiction of                       I.R.S. Employer
  incorporation or organization)                       Identification No.

               650 El Camino Real, Suite G, Redwood City, CA 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
-------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

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

YES    XX                                                   NO
--------------                                           ----------------------

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

                                 NOT APPLICABLE



                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                       BALANCE SHEETS
                                               DECEMBER 31, 1997 (audited) AND
                                                  JUNE 30, 1998 (unaudited)

                                                           ASSETS

                                                                    June 30, 1998         Dec 31, 1997
                                                                     (unaudited)            (audited)
                                                                   ----------------      ----------------

Cash                                                                      $633,410              $663,159
                                                                   ----------------      ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                       28,206,701            25,304,989
  Accrued Interest on Mortgage Investments                                 263,917               341,976
  Advances on Mortgage Investments                                         206,528               205,804
  Accounts receivables, unsecured                                           63,822                62,844
                                                                   ----------------      ----------------
                                                                        28,740,968            25,915,613

  Less allowance for doubtful accounts                                     293,945               257,500
                                                                   ----------------      ----------------
                                                                        28,447,023            25,658,113
                                                                   ----------------      ----------------

Real Estate owned, acquired through foreclosure,
   held for sale                                                            70,807                70,138
Investment in limited liability corporation, at cost which
   approximates market                                                     291,139               251,139
Organization costs, less accumulated amortization of $11,875
   and $10,625, respectively                                                   625                 1,875
Due from related companies                                                       0                 2,999
Prepaid expense-deferred loan fee                                            5,108                10,151
                                                                   ----------------      ----------------

                                                                       $29,448,112           $26,657,574
                                                                   ================      ================


See accompanying notes to financial statements

                                              REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                       BALANCE SHEETS
                                               DECEMBER 31, 1997 (audited) AND
                                                  JUNE 30, 1998 (unaudited)


                                              LIABILITIES AND PARTNERS CAPITAL

                                                                        June 30, 1998        Dec 31, 1997
                                                                         (unaudited)           (audited)
                                                                        ---------------     ----------------

Liabilities:
  Accounts payable and accrued expenses                                             $0               $3,355
  Note payable - bank line of credit                                         6,000,000            5,640,000
  Deferred interest income                                                           0               83,066
  Subscriptions to partnership in applicant status                                   0                    0
                                                                        ---------------     ----------------
                                                                             6,000,000            5,726,421
                                                                        ---------------     ----------------

Partners Capital:
     Limited partners capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $407,695 and
          $431,994 for 1998 and 1997, respectively:
          and Formation Loan receivable of $1,468,319 and $1,386,693
          for 1998 and 1997, respectively                                   23,431,434           20,914,721

     General Partners Capital, net of unallocated syndication costs
          of $4,118 and $4,364 for 1998 and 1997, respectively                  16,678               16,432
                                                                        ---------------     ----------------

                     Total Partners Capital                                23,448,112           20,931,153
                                                                        ---------------     ----------------

                     Total Liabilities and Partners Capital               $29,448,112          $26,657,574
                                                                        ===============     ================

See accompanying notes to financial statements.

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                    STATEMENTS OF INCOME
                            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (unaudited)

                                        6 mos.ended     6 mos.ended       3 mos.ended      3 mos.ended
                                       June 30, 1998   June 30, 1997     June 30, 1998    June 30, 1997
                                        (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:

  Interest on Mortgage Loans              $1,552,039        $1,134,771         $793,108         $644,424
  Interest on bank deposits                    5,058             5,373            1,480            1,639
  Late Charges                                12,045             2,921           10,115            2,573
  Miscellaneous                                  422               125              222               75
                                          -----------       -----------      -----------      -----------
                                           1,569,564         1,143,190          804,925          648,711
                                          -----------       -----------      -----------      -----------

Expenses:

 Mortgage Servicing Fees                     133,196            78,699           67,822           47,135
 Interest on note payable-bank               242,087           118,911          121,787          105,075
 Amortization of organization fees             5,043             9,437            2,521            5,031
 Provision for doubtful accounts              36,445            31,014           36,015           21,020
 Asset Mangement Fees - General Partners      14,688            11,495            7,579            5,985
 Amoortization of organization costs           1,250             1,250              625              625
 Clerical costs through Redwood Mortgage      32,169            25,553           16,242           13,151
 Professional Fees                            24,311            21,852            2,085           14,156
 Printing, Supplies & Postage                  2,326               904            1,196              120
 Other                                         6,859             4,672              500            1,997
                                          -----------       -----------      -----------      -----------

                                             498,374           303,787          256,372          214,295
                                          -----------       -----------      -----------      -----------
Income before interest credited to
partners
  in applicant status                      1,071,190           839,403          548,553          434,416

Interest credited to partners in               3,384             5,905            1,858            1,968
applicant status
                                          -----------       -----------      -----------      -----------

Net Income                                $1,067,806          $833,498         $546,695         $432,448
                                          ===========       ===========      ===========      ===========

Net income: to General Partners (1%)         $10,678            $8,335           $5,467           $4,324
Net income: to Limited Partners (99%)      1,057,128           825,163          541,228          428,124
                                          ===========       ===========      ===========      ===========
                                          $1,067,806          $833,498         $546,695         $432,448
                                          ===========       ===========      ===========      ===========

Net income per $1,000 invested by
Limited
 Partners for entire period:
  -Where income is reinvested and             $41.17            $41.12           $20.38           $20.35
compounded
                                          -----------       -----------      -----------      -----------
  -Where partner receives income in
       monthly distributions                  $40.48            $40.44           $20.24           $20.22
                                          -----------       -----------      -----------      -----------


See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------
Balances at December 31, 1994                 $189,300       $7,519,424       $(234,303)       $(525,256)      $6,759,865

Contributions on Application                 3,634,264                0                0        (250,373)       (250,373)
Formation Loan increases                             0                0                0                0               0
Interest   credited   to   partners  in         18,908                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (7,673)                0                0                0               0
    Transfers to Partners  capital         (3,834,799)        3,831,211                0                0       3,831,211

Net Income                                           0          828,465                0                0         828,465
Syndication costs incurred                           0                0        (173,581)                0       (173,581)
Allocation of syndication costs                      0         (85,045)           85,045                0               0
Partners  withdrawals                                0        (308,554)                0                0       (308,554)
Early withdrawal penalties                           0            (564)              162              400             (2)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1995                        0       11,784,937        (322,677)        (775,229)      10,687,031

Contributions on Application                 4,172,718                0                0                0               0
Formation Loan increases                             0                0                0        (314,996)       (314,996)
Formation Loan payments                              0                0                0            8,961           8,961
Interest   credited   to   partners  in          2,618                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (863)                0                0                0               0
    Transfers to Partners  capital         (3,863,536)        3,859,312                0                0       3,859,312

Net Income                                           0        1,218,598                0                0       1,218,598
Syndication costs incurred                           0                0        (212,542)                0       (212,542)
Allocation of syndication costs                      0        (116,523)          116,523                0               0
Partners  withdrawals                                0        (553,027)                0                0       (553,027)
Early withdrawal penalties                           0         (12,108)            4,506            7,558            (44)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1996                  310,937       16,181,189        (414,190)                       14,693,293
                                                                                              (1,073,706)
Contributions on Application                 5,251,969                0                0                0               0
Formation Loan increases                             0                0                0        (420,510)       (420,510)
Formation Loan payments                              0                0                0           98,999          98,999
Interest   credited   to   partners  in          9,562                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,849)                0                0                0               0
    Transfers to Partners  capital         (5,570,619)        5,565,372                0                0       5,565,372

Net Income                                           0        1,780,968                0                0       1,780,968
Syndication costs incurred                           0                0        (188,517)                0       (188,517)
Allocation of syndication costs                      0        (166,023)          166,023                0               0
Partners  withdrawals                                0        (614,837)                0                0       (614,837)
Early withdrawal penalties                           0         (13,261)            4,690            8,524            (47)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1997                       $0      $22,733,408       $(431,994)      $(1,386,693)    $20,914,721

See accompanying notes to financial statements

(continued on next page)



(continue from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------

Balance carried forward December 31,1997            $0      $22,733,408       $(431,994)      $(1,386,693)    $20,914,721


Contributions on Application                 1,994,920                0                0                0               0
Formation Loan increases                             0                0                0        (157,578)       (157,578)
Formation Loan payments                              0                0                0           69,916          69,916
Interest   credited   to   partners  in          3,384                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,247)                0                0                0               0
    Transfers to Partners  capital         (1,997,057)        1,997,057                0                0       1,997,057

Net Income                                           0        1,057,128                0                0       1,057,128
Syndication costs incurred                           0                0         (77,028)                0        (77,028)
Allocation of syndication costs                      0         (98,158)           98,158                0               0
Partners  withdrawals                                0        (372,750)                0                0       (372,750)
Early withdrawal penalties                           0          (9,237)            3,169            6,036            (32)
                                         --------------     ------------    -------------     ------------    ------------

Balances at June 30, 1998                           $0      $25,307,448       $(407,695)      $(1,468,319)    $23,431,434
                                         ==============     ============    =============     ============    ============

See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)

                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                            Capital            Unallocated                                  Total
                                            Account            Syndication             Total              Partners
                                            General Partners      Costs                                    Capital
                                           ---------------     ----------------     -----------------    ----------------
Balances at December 31, 1994                    $7,737             $(2,366)                $5,371          $6,765,236

Contributions on Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (250,373)
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                3,588                    0                 3,588           3,834,799

Net Income                                        8,368                    0                 8,368             836,833
Syndication costs incurred                            0              (1,753)               (1,753)           (175,334)
Allocation of syndication costs                   (859)                  859                     0                   0
Partners  withdrawals                           (7,509)                    0               (7,509)           (316,063)
Early withdrawal penalties                            0                    2                     2                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1995                    11,325              (3,258)                 8,067          10,695,098

Contributions on Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (314,996)
Formation loan payments                                                                                          8,961
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                4,224                    0                 4,224           3,863,536

Net Income                                       12,309                    0                12,309           1,230,907
Syndication costs incurred                            0              (2,147)               (2,147)           (214,689)
Allocation of syndication costs                 (1,177)                1,177                     0                   0
Partners  withdrawals                          (11,132)                    0              (11,132)           (564,159)
Early withdrawal penalties                            0                   44                    44                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1996                    15,549              (4,184)                11,365          14,704,658

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (420,510)
Formation Loan payments                               0                    0                     0              98,999
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                5,247                    0                 5,247           5,570,619

Net Income                                       17,990                    0                17,990           1,798,958
Syndication costs incurred                            0              (1,904)               (1,904)           (190,421)
Allocation of syndication costs                 (1,677)                1,677                     0                   0
Partners  withdrawals                          (16,313)                    0              (16,313)           (631,150)
Early withdrawal penalties                            0                   47                    47                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1997                   $20,796             $(4,364)               $16,432         $20,931,153

See accompanying notes to financial statements

(continued on next page)


(continued from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)

                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                          GENERAL PARTNERS CAPITAL
                                         -------------------------------------------------------------

                                            Capital            Unallocated                                  Total
                                            Account            Syndication             Total              Partners
                                            General               Costs                                    Capital
                                            Partners
                                         ---------------     ----------------     -----------------    ----------------

Balance carried forward December 31, 1997       $20,796             $(4,364)               $16,432         $20,931,153


Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (157,578)
Formation Loan payments                               0                    0                     0              69,916
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners  capital                    0                    0                     0           1,997,057

Net Income                                       10,678                    0                10,678           1,067,806
Syndication costs incurred                            0                (778)                 (778)            (77,806)
Allocation of syndication costs                   (992)                  992                     0                   0
Partners  withdrawals                           (9,686)                    0               (9,686)           (382,436)
Early withdrawal penalties                            0                   32                    32                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at June 30, 1998                       $20,796             $(4,118)               $16,678         $23,448,112
                                         ===============     ================     =================    ================

See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (unaudited)

                                                                    June 30, 1998        June 30, 1997
                                                                   ----------------     ----------------
                                                                     (unaudited)          (unaudited)
                                                                   ----------------     ----------------
Cash flows from operating activities:
  Net income                                                            $1,067,806             $833,498
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                       1,250                1,250
    Provision for doubtful accounts.                                        36,445               31,014
    Increase (decrease) in accounts payable                                (3,355)             (20,625)
    (Increase) decrease in accrued interest & advances                      77,335            (100,394)
    (Increase) decrease in amount due from related companies                 2,999                  311
    (Increase) decrease in deferred loan fee                                 5,043                3,187
    Increase (decrease ) in deferred interest income                      (83,066)            (217,480)
                                                                   ----------------
                                                                                        ----------------

      Net cash provided by operating activities                          1,104,457              530,761
                                                                   ----------------     ----------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                          4,606,287            3,266,603
    Mortgage Investments made                                          (7,507,999)         (10,830,505)
    Additions to real estate held for sale                                   (669)                (167)
    Additions to Limited Liability Corporation                            (40,000)             (50,000)
    Accounts receivables, unsecured - (disbursements) receipts               (978)                (993)
                                                                  -----------------     ----------------

      Net cash used in investing activities                            (2,943,359)          (7,615,062)
                                                                  -----------------     ----------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                                360,000            4,005,000
   Contributions by partner applicants                                   1,994,920            3,434,540
   Interest credited to partners in applicant status                         3,384                5,905
   Interest withdrawn by partners in applicant status                      (1,247)              (1,033)
   Partners withdrawals                                                  (382,436)            (327,921)
   Syndication costs incurred                                             (77,806)             (77,544)
   Formation Loan increases                                              (157,578)            (285,114)
   Formation Loan collections                                               69,916               50,290
                                                                  -----------------     ----------------

      Net cash provided by financing activities                          1,809,153            6,804,123
                                                                  -----------------     ----------------

Net increase (decrease) in cash and cash equivalents                      (29,749)            (280,178)

Cash - beginning of period                                                 663,159              664,434
                                                                  -----------------     ----------------

Cash - end of period                                                      $633,410             $384,256
                                                                  =================     ================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At June 30, 1998, the Partnership was in the offering stage, wherein contributed capital totalled $22,484,596 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (224,845.96).

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

     The Formation Loan relating to the second offering ($30,000,000) totalled $593,473 at June 30, 1998, which was 7.86% of the limited partners contributions of $7,552,579. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1997 (audited) AND
                                                  JUNE 30, 1998 (unaudited)

The following summarizes Formation Loan transactions to June 30, 1998:
                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------
Limited Partner contributions                  $14,932,017            $7,552,579          $22,484,596
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               593,473            1,668,313
Payments to date                                 (156,129)              (21,747)            (177,876)
Early withdrawal penalties applied                (22,118)                     0             (22,118)
                                            ---------------       ---------------      ---------------

Balance June 30, 1998                             $896,593              $571,726           $1,468,319
                                            ===============       ===============      ===============

Percent loaned of Partners  contributions             7.2%                 7.86%                7.42%
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

     Through June 30, 1998,  organization costs of $12,500 and syndication costs
of  $938,836  had  been   incurred  by  the   Partnership   with  the  following
distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------

Costs incurred                    $569,865          368,971         938,836         12,500         951,336
Early withdrawal penalties        (12,651)                0        (12,651)              0        (12,651)
applied
Allocated and amortized to       (455,209)         (59,163)       (514,372)       (11,875)       (526,247)
date

                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------

June 30, 1998 balance             $102,005          309,808         411,813            625         412,438
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

     As of June 30, 1998, syndication costs attributable to the subsequent offering ($30,000,000) totalled $368,971, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

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

     At June 30, 1998 and at December 31, 1997, 1996, and 1995, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the loans were consummated was 53.79% When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At June 30, 1998, there was one such piece of property with costs totaling $75,807 less a reduction of $5,000 to arrive at the net fair value of $70,807

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

     Effective January 1, 1996, the Partnership adopted the provisions of Statement No 121 (SFAS 121) of the Financial Accounting Standards Board, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of. The adoption of SFAS 121 did not have a material impact on the Partnerships financial position because the methods indicated were essentially those previously used by the Partnership.

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

I. Allowance for Doubtful Accounts

     Mortgage  Investments and the related accrued interest,  fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1998, December 31, 1997, and 1996 was as follows:

                                     June 30,      December 31,     December 31,
                                        1998              1997             1996
                                ---------------- ---------------- --------------

Impaired Mortgage Investments             $0              $0            $13,006
Unspecified Mortgage Investments     249,945         213,500             72,803
Accounts receivable, unsecured        44,000          44,000             45,000
                                ================ ================ ==============
                                    $293,945        $257,500           $117,803
                                ================ ================ ==============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

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

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership. In 1997, Mortgage Investment brokerage commissions paid by the borrowers was $837,399 and for the six months through June 30, 1998 was $184,290.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, are paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $133,196, $189,692, $155,912 and $85,456 were incurred for the six months period ended June 30, 1998, and for the years 1997, 1996 and 1995 respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations up to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $14,688, $24,966, $17,053 and $11,587 were incurred for the six months period ended June 30, 1998, and for years 1997, 1996 and 1995, respectively.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

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

G. General Paratners Contribution

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of June 30, 1998 a General Partner, GYMNO Corporation, had contributed $20,488, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

     During the six months period ending June 30, 1998, and for the years ending December 31, 1997, 1996, and 1995, interest totalling $3,384, $9,562, $2,618 and
$18,908 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring September 30, 1999, of up to $6,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $6,000,000, $5,640,000 and $1,500,000 at June 30, 1998, December 31, 1997, and 1996, respectively, and the interest rate was 9% at June 30, 1998, (8.50% prime plus .50%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership. The Corporation will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

NOTE 8 - INCOME TAXES


     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                           June 30              Dec. 31              Dec. 31
                                                             1998                1997                 1996
                                                        ---------------      --------------       --------------

Net assets - Partners  Capital per financial               $23,448,112         $20,931,153          $14,704,658
statements
Unamortized syndication costs                                  411,813             436,358              418,374
Allowance for doubtful accounts                                293,945             257,500              117,803
Formation Loans receivable                                   1,468,319           1,386,693            1,073,706
                                                        ---------------      --------------       --------------
Net assets tax basis                                       $25,622,189         $23,011,704          $16,314,541
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

     (b) The carrying value of mortgage investments (see note 2(c) is $28,206,701. The fair value of these investments of $28,531,980 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1997 (audited) AND
                                                  JUNE 30, 1998 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The  Mortgage  Investments  are secured by recorded  deeds of trust.  At June 30,  1998,  there were 53 Mortgage  Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                53
Total Mortgage Investments outstanding                                                           $28,206,701

Average Mortgage Investment outstanding                                                             $532,202
Average Mortgage Investment as percent of total                                                        1.89%
Average Mortgage Investment as percent of Partners Capital                                            2.27%

Largest Mortgage Investment outstanding                                                            2,100,000
Largest Mortgage Investment as percent of total                                                        7.45%
Largest Mortgage Investment as percent of Partners Capital                                            8.96%

Number of counties where security is located (all California)                                             13
Largest percentage of Mortgage Investments in one county                                              29.12%
Average Mortgage Investment to appraised value of security at time Mortgage Investment was
consummated                                                                                           53.79%

Number of Mortgage Investments in foreclosure status                                                       0
Amount of Mortgage Investments in foreclosure                                                              0

     The following categories of mortgage investments are pertinent at June 30, 1998, December 31, 1997 and 1996:

                                                  June 30             December 31           December 31
                                               ---------------      ----------------      -----------------
                                                    1998                 1997                   1996
                                               ---------------      ----------------      -----------------

First Trust Deeds                                 $18,889,785           $17,103,865             $6,545,779
Second Trust Deeds                                  8,385,416             8,163,624              8,797,211
Third Trust Deeds                                     931,500                37,500                300,000
                                               ---------------      ----------------      -----------------
  Total mortgage investments                       28,206,701            25,304,989             15,642,990
Prior liens due other lenders                      21,991,088            24,224,566             25,161,374
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $50,197,789           $49,529,555            $40,804,364
                                               ===============      ================      =================

Appraised property value at time of loan          $93,317,298           $88,714,541            $70,100,408
                                               ===============      ================      =================

Total investments as a percent of appraisals           53.79%                55.83%                 58.21%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                               $1,611,665            $2,445,423             $1,808,921
Non-Owner occupied homes                            6,811,342             5,318,722              2,288,036
Apartments                                          3,779,130             5,982,649              2,521,515
Commercial                                         16,004,564            11,558,195              9,024,518
                                               ===============      ================      =================
                                                  $28,206,701           $25,304,989            $15,642,990
                                               ===============      ================      =================

The interest rates on the mortgage investments range from 8.00% to 14.00% at June 30, 1998

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                            JUNE 30, 1998 (unaudited)

     Scheduled maturity dates of mortgage investments as of June 30, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                        $2,443,552
                            1999                        10,848,630
                            2000                         8,268,766
                            2001                         1,273,551
                            2002                         1,538,006
                         Thereafter                      3,834,196
                                                   ===============
                                                       $28,206,701
                                                   ===============


     The scheduled maturities for 1998 include approximately $40,000 in one Mortgage Investment which was past maturity at June 30, 1998. Interest payment on this Mortgage Investment was current.

     The cash balance at June 30, 1998, of $633,410 was in one bank with interest bearing balances totalling $562,716. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $533,410. This bank is the same financial institution that has provided the Partnership with the $6,000,000 line of credit. At June 30, 1998, draw down against this facility was $6,000,000.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On June 30, 1998, the Partnership was in the offering stage of its second offering, ($30,000,000) and contributed capital totalled $14,932,017 for the first offering and $7,552,579 for the second offering with an aggregate of $22,484,596 (Limited Partners). Of this amount, $0 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

     At June 30, 1998, the Partnerships Mortgage Investments outstanding totalled $28,206,701. The primary reason for an increase in Mortgage Investments Outstanding from $6,484,707 in 1994, to $12,047,252 in 1995, to $15,642,990 in
1996, to  $25,304,989  in 1997,  and to  $28,206,701  to June 30, 1998,  was the
additional capital admitted to the Partnership through sale of Limited Partnership Units. Additional Partners Capital contributions have totalled $4,508,824, $3,834,799, $3,863,536, $5,565,372 and $1,994,920, and the
reinvestment of earnings by partners who have elected to reinvest earnings have totalled $239,956, $524,988, $800,218, $1,119,465 and $672,253 for the years ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, and six months ended June 30, 1998, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnerships line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1994, 1995, 1996, 1997, and for the six months ended June 30, 1998, to $480,110, $1,031,029, $1,718,208, $2,613,008 and $1,552,039
respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of June 30, 1998, distributed earnings at an average annualized yield of 8.36%.

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

     During 1994, the Partnership did not have a credit line; therefore Interest on Note Payable-Bank was -0-. In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $6,000,000. For the years ended 1995, 1996, December 31, 1997, and the six months ended June 30, 1998, interest on Note Payable-Bank was $25,889, $188,635, $340,633 and $242,087 respectively. The primary reason for this increase during 1996, was that the Partnership did not have access to the credit facility until September, 1995. For 1997, and the six months ended June 30, 1998, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. Currently, the Partnership has borrowed $6,000,000 at an interest rate of prime + 1/2%. This facility could increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of June 30, 1998, the balance remained at $6,000,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

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

     The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1995, 1996, 1997, and six months ended June 30, 1998, the Partnership made provisions for doubtful accounts of $26,032, $55,383, $139,804, and $36,445 respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of June 30, 1998, of $293,945 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflected in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for lending activity.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the six months ended June 30, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $303,477, $418,380, $495,480 and $286,717 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the six months ended June 30, 1998, to Limited Partners capital accounts and not withdrawn was $524,988, $800,218, $1,119,465 and $672,253 respectively. As of December 31, 1995, December 31, 1996, December 31, 1997, and the six months ended June 30, 1998, Limited Partners electing to withdraw earnings represented 40%, 34%, 30% and 30%, respectively of the Limited Partners outstanding capital accounts. The decreases in percentage of Limited Partners electing to withdraw earnings is due to an increase in percent of new Limited Partners choosing to compound earnings and the dilution effect occurring when compounding Limited Partners capital accounts grow through earnings reinvestment compared to Limited Partners that have chosen to liquidate earnings.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partners initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period has yet to expire, as of June 30, 1998, Limited Partners may not as yet avail themselves of this provision for liquidation. Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the six months ended June 30, 1998, $5,640, $146,755, $132,619 and $92,817 respectively were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and June 30, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six month period ended June 30, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving           Description of Compensation              Amount
Compensation               and Services Rendered
------------------------------------------------------ -------------------------

I. Redwood Mortgage.       Mortgage Servicing Fee for
                           servicing Mortgage Investments          $133,196


General Partners &/or      Asset Management Fee for
Affiliate                  managing assets                          $14,688

General Partners           1% interest in profits                   $10,678
                           Less allocation of syndication costs         992
                                                                    --------
                                                                     $9,686

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage     Mortgage Brokerage Commissions for services in
                     connection with the review, selection, evaluation, negotiation, and extension of the Mortgage Investments paid by the borrowers and not by the Partnership $184,290

Redwood Mortgage     Processing and Escrow Fees for services in connection
                     with notary, document preparation, credit investigation,
                     and escrow fees payable by the borrowers and not
                     by the Partnership                                  $4,619


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                    $32,169

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF JUNE 30, 1998

                                   Partnership Highlights

First Trust Deeds                                               18,889,785.21
Appraised Value of Properties*                                  45,018,562.00
   Total Investment as a % of Appraisal                                41.96%

First Trust Deed Mortgage Investments                           18,889,785.21
Second Trust Deed Mortgage Investments                           8,385,415.80
Third Trust Deed Mortgage Investments                              931,500.00
                                                          --------------------
                                                                28,206,701.01

First Trust Deeds due other Lenders                             21,271,440.00
Second Trust Deeds due other Lenders                               719,648.00
                                                          --------------------

Total Debt                                                     $50,197,789.01

Appraised Property Value*                                       93,317,298.00
Total Investment as a % of Appraisal                                   53.79%

Number of Mortgage Investments Outstanding                                 53

Average Investment                                                $532,201.91
Average Investment as a % of Net Partners Capital                       2.27%
Largest Investment Outstanding                                   2,100,000.00
Largest Investment as a % of Net Partners Capital                       8.96%

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                 66.97%
Second Trust Deed Mortgage Investments                                29.73%
Third Trust Deed Mortgage Investments                                  3.30%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                      $1,611,664.54                5.71%
Non Owner Occupied Homes                   6,811,342.56               24.15%
Apartments                                 3,779,130.07               13.40%
Commercial                                16,004,563.84               56.74%
                                       -----------------       --------------
Total                                    $28,206,701.01              100.00%

Statement of Conditions of Mortgage Investments

    Number of Mortgage Investments in Foreclosure                         0

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County                            Total             Percent
                                                   Mortgage
                                                  Investments

San Francisco                                      $8,214,611.20         29.12%
San Mateo                                           4,705,381.66         16.68%
Alameda                                             4,199,034.93         14.89%
Santa Clara                                         3,572,148.70         12.66%
Marin                                               2,060,834.85          7.31%
Stanislaus                                          1,800,000.00          6.38%
San Joaquin                                         1,193,054.19          4.23%
Contra Costa                                          957,304.16          3.39%
Santa Cruz                                            684,000.00          2.43%
Monterey                                              516,111.04          1.83%
Fresno                                                128,607.50          0.46%
Mendocino                                             125,000.00          0.44%
Sacramento                                             50,612.78          0.18%
                                               ------------------        -------

Total                                             $28,206,701.01        100.00%

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

                                            Not Applicable

                  Item 5.           Other Information

                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of August 1998.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of August 1998.


Signature                          Title                                Date


/s/ D. Russell Burwell
----------------------
D. Russell Burwell         General Partner                       August 12, 1998


/s/ Michael R. Burwell
----------------------
Michael R. Burwell         General Partner                       August 12, 1998



/s/ D. Russell Burwell
----------------------
D. Russell Burwell      President of Gymno Corporation,          August 12, 1998
                        (Principal Executive Officer);
                        Director of Gymno Corporation


/s/ Michael R. Burwell
----------------------
Michael R. Burwell      Secretary/Treasurer of Gymno             August 12, 1998
                        Corporation (Principal Financial
                        and Accounting Officer);
                        Director of Gymno Corporation