Form 10-Q
period 1998-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1998-11-12
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                September 30, 1998
--------------------------------------------------------------------------------
Commission file number               333-13113
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

YES     XX                                                   NO
   --------------                                    --------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES              NO                            NOT APPLICABLE             XX
    ----------      ------------                                    -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

                                     ASSETS

                                              Sept 30, 1998         Dec 31, 1997
                                               (unaudited)            (audited)
                                          ----------------      ----------------

Cash                                             $414,573              $663,159
                                          ----------------      ----------------

Accounts receivable:
  Mortgage Investments,
  secured by deeds of trust                    30,500,761            25,304,989
  Accrued Interest on Mortgage Investments        191,006               341,976
  Advances on Mortgage Investments                210,097               205,804
  Accounts receivables, unsecured                  63,849                62,844
                                          ----------------      ----------------
                                               30,965,713            25,915,613

  Less allowance for doubtful accounts            334,689               257,500
                                          ----------------      ----------------
                                               30,631,024            25,658,113
                                          ----------------      ----------------

Real Estate owned, acquired through
foreclosure, held for sale                         71,169                70,138
Investment in limited liability corporation,
at cost which approximates market                 301,139               251,139
Organization costs, less accumulated amortization
of $12,500and $10,625, respectively                     0                 1,875
Due from related companies                              0                 2,999
Prepaid expense-deferred loan fee                  14,044                10,151
                                          ----------------      ----------------

                                              $31,431,949           $26,657,574
                                          ================      ================


See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)


                        LIABILITIES AND PARTNERS CAPITAL

                                             Sept 30, 1998        Dec 31, 1997
                                              (unaudited)           (audited)
                                           ---------------     ----------------

Liabilities:
  Accounts payable and accrued expenses                 $0               $3,355
  Note payable - bank line of credit             6,247,000            5,640,000
  Deferred interest income                               0               83,066
  Subscriptions to partnership in
  applicant status                                 477,100                    0
                                            ---------------     ----------------
                                                 6,724,100            5,726,421
                                            ---------------     ----------------

Partners Capital:
     Limited partners capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $373,222 and
          $431,994 for 1998 and 1997, respectively:
          and Formation Loan receivable of $1,544,058 and $1,386,693
          for 1998 and 1997, respectively       24,687,346           20,914,721

     General Partners Capital, net of unallocated syndication costs of $3,770 and $4,364 for 1998
          and 1997, respectively                    20,503               16,432
                                            ---------------     ----------------

     Total Partners Capital                     24,707,849           20,931,153
                                            ---------------     ----------------
     Total Liabilities and Partners Capital    $31,431,949          $26,657,574
                                            ===============     ================


See accompanying notes to financial statements.

                                                 REDWOOD MORTGAGE INVESTORS VIII
                                                (A California Limited Partnership)
                                                        STATEMENTS OF INCOME
                         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (unaudited)

                                           9 mos.ended      9 mos. ended      3 mos. ended      3 mos. ended
                                          Sept 30,1998       Sept 30, 1997    Sept 30,1998      Sept 30, 1997
                                           (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:

  Interest on Mortgage Loans              $2,423,754        $1,809,833         $871,715         $675,062
  Interest on bank deposits                    7,483             6,630            2,425            1,257
  Late Charges                                17,410             4,223            5,365            1,302
  Miscellaneous                                  572               305              150              180
                                          -----------       -----------      -----------      -----------
                                           2,449,219         1,820,991          879,655          677,801
                                          -----------       -----------      -----------      -----------

Expenses:

 Mortgage Servicing Fees                     226,296           137,864           93,100           59,165
 Interest on note payable-bank               371,011           208,114          128,924           89,203
 Amortization of loan origination fees         9,206            14,468            4,163            5,031
 Provision for doubtful accounts              77,189            55,262           40,744           24,248
 Asset Mangement Fees - General Partners      22,898            18,081            8,210            6,586
 Amortization of organization costs            1,875             1,875              625              625
 Clerical costs through Redwood Mortgage      49,133            39,694           16,964           14,141
 Professional Fees                            24,861            24,627              550            2,775
 Printing, Supplies & Postage                  2,959             1,128              633              224
 Other                                         9,975             8,563            3,116            3,891
                                          -----------       -----------      -----------      -----------

                                             795,403           509,676          297,029          205,889
                                          -----------       -----------      -----------      -----------
Income before interest credited to
partners
  in applicant status                      1,653,816         1,311,315          582,626          471,912

Interest credited to partners in               3,657             6,943              273            1,038
applicant status
                                          -----------       -----------      -----------      -----------

Net Income                                $1,650,159        $1,304,372         $582,353         $470,874
                                          ===========       ===========      ===========      ===========

Net income: to General Partners (1%)         $16,501           $13,044           $5,823           $4,709
Net income: to Limited Partners (99%)      1,633,658         1,291,328          576,530          466,165
                                          ===========       ===========      ===========      ===========
                                          $1,650,159        $1,304,372         $582,353         $470,874
                                          ===========       ===========      ===========      ===========

Net income per $1,000 invested by
Limited
 Partners for entire period:
  -Where income is reinvested and             $62.38            $62.33           $20.37           $20.37
compounded
                                          -----------       -----------      -----------      -----------
  -Where partner receives income in
       monthly distributions                  $60.72            $60.67           $20.24           $20.24
                                          -----------       -----------      -----------      -----------

See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------
Balances at December 31, 1994                 $189,300       $7,519,424       $(234,303)       $(525,256)      $6,759,865

Contributions on Application                 3,634,264                0                0                0               0
Formation Loan increases                             0                0                0        (250,373)       (250,373)
Interest   credited   to   partners  in         18,908                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (7,673)                0                0                0               0
    Transfers to Partners capital          (3,834,799)        3,831,211                0                0       3,831,211

Net Income                                           0          828,465                0                0         828,465
Syndication costs incurred                           0                0        (173,581)                0       (173,581)
Allocation of syndication costs                      0         (85,045)           85,045                0               0
Partners withdrawals                                 0        (308,554)                0                0       (308,554)
Early withdrawal penalties                           0            (564)              162              400             (2)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1995                        0       11,784,937        (322,677)        (775,229)      10,687,031

Contributions on Application                 4,172,718                0                0                0               0
Formation Loan increases                             0                0                0        (314,996)       (314,996)
Formation Loan payments                              0                0                0            8,961           8,961
Interest credited to partners  in                2,618                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (863)                0                0                0               0
    Transfers to Partners capital         (3,863,536)        3,859,312                0                0       3,859,312

Net Income                                           0        1,218,598                0                0       1,218,598
Syndication costs incurred                           0                0        (212,542)                0       (212,542)
Allocation of syndication costs                      0        (116,523)          116,523                0               0
Partners withdrawals                                 0        (553,027)                0                0       (553,027)
Early withdrawal penalties                           0         (12,108)            4,506            7,558            (44)
                                         --------------     ------------    -------------     ------------    ------------

Balances at December 31, 1996                  310,937       16,181,189        (414,190)                       14,693,293
                                                                                              (1,073,706)
Contributions on Application                 5,251,969                0                0                0               0
Formation Loan increases                             0                0                0        (420,510)       (420,510)
Formation Loan payments                              0                0                0           98,999          98,999
Interest credited to partners in                 9,562                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,849)                0                0                0               0
    Transfers to Partners capital          (5,570,619)        5,565,372                0                0       5,565,372

Net Income                                           0        1,780,968                0                0       1,780,968
Syndication costs incurred                           0                0        (188,517)                0       (188,517)
Allocation of syndication costs                      0        (166,023)          166,023                0               0
Partners withdrawals                                 0        (614,837)                0                0       (614,837)
Early withdrawal penalties                           0         (13,261)            4,690            8,524            (47)
                                         --------------     ------------    -------------     ------------    ------------
Balances at December 31, 1997                       $0      $22,733,408       $(431,994)      $(1,386,693)    $20,914,721
                                         ==============     ============    =============     ============    ============

See accompanying notes to financial statements

(continued on next page)

(continue from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated        Formation
                                           Applicant          Limited       Syndication          Loan
                                            Status           Partners          Costs          Receivable         Total
                                         --------------     ------------    -------------     ------------    ------------

Balance  carried  forward  December 31,             $0      $22,733,408       $(431,994)      $(1,386,693)    $20,914,721
1997

Contributions on Application                 3,480,135                0                0                0               0
Formation Loan increases                             0                0                0        (272,226)       (272,226)
Formation Loan payments                              0                0                0          104,333         104,333
Interest   credited   to   partners  in          3,657                0                0                0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,333)                0                0                0               0
    Transfers to Partners capital          (3,005,359)        3,001,882                0                0       3,001,882

Net Income                                           0        1,633,658                0                0       1,633,658
Syndication costs incurred                           0                0         (93,992)                0        (93,992)
Allocation of syndication costs                      0        (147,238)          147,238                0               0
Partners withdrawals                                 0        (600,974)                0                0       (600,974)
Early withdrawal penalties                           0         (16,110)            5,526           10,528            (56)
                                         --------------     ------------    -------------     ------------    ------------

Balances at September 30, 1998                $477,100      $26,604,626       $(373,222)      $(1,544,058)    $24,687,346
                                         ==============     ============    =============     ============    ============

See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)

                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                            Capital            Unallocated                                  Total
                                            Account            Syndication             Total              Partners
                                            General               Costs                                    Capital
                                            Partners
                                         ---------------     ----------------     -----------------    ----------------
Balances at December 31, 1994                    $7,737             $(2,366)                $5,371          $6,765,236

Contributions on Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (250,373)
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners capital                 3,588                    0                 3,588           3,834,799

Net Income                                        8,368                    0                 8,368             836,833
Syndication costs incurred                            0              (1,753)               (1,753)           (175,334)
Allocation of syndication costs                   (859)                  859                     0                   0
Partners withdrawals                            (7,509)                    0               (7,509)           (316,063)
Early withdrawal penalties                            0                    2                     2                   0
                                         ---------------     ----------------     -----------------    ----------------
Balances at December 31, 1995                    11,325              (3,258)                 8,067          10,695,098

Contributions on Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (314,996)
Formation loan payments                                                                                          8,961
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners capital                 4,224                    0                 4,224           3,863,536

Net Income                                       12,309                    0                12,309           1,230,907
Syndication costs incurred                            0              (2,147)               (2,147)           (214,689)
Allocation of syndication costs                 (1,177)                1,177                     0                   0
Partners withdrawals                           (11,132)                    0              (11,132)           (564,159)
Early withdrawal penalties                            0                   44                    44                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1996                    15,549              (4,184)                11,365          14,704,658
Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (420,510)
Formation Loan payments                               0                    0                     0              98,999
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners capital                 5,247                    0                 5,247           5,570,619

Net Income                                       17,990                    0                17,990           1,798,958
Syndication costs incurred                            0              (1,904)               (1,904)           (190,421)
Allocation of syndication costs                 (1,677)                1,677                     0                   0
Partners withdrawals                           (16,313)                    0              (16,313)           (631,150)
Early withdrawal penalties                            0                   47                    47                   0
                                         ---------------     ----------------     -----------------    ----------------
Balances at December 31, 1997                   $20,796             $(4,364)               $16,432         $20,931,153
                                         ===============     ================     =================    ================

See accompanying notes to financial statements

(continued on next page)


(continued from previous page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)

                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                          GENERAL PARTNERS CAPITAL
                                         -------------------------------------------------------------

                                            Capital            Unallocated                                  Total
                                            Account            Syndication             Total              Partners
                                            General               Costs                                    Capital
                                            Partners
                                         ---------------     ----------------     -----------------    ----------------

Balance  carried  forward  December 31,         $20,796             $(4,364)               $16,432         $20,931,153
1997

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (272,226)
Formation Loan payments                               0                    0                     0             104,333
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners capital                 3,477                    0                 3,477           3,005,359

Net Income                                       16,501                    0                16,501           1,650,159
Syndication costs incurred                            0                (949)                 (949)            (94,941)
Allocation of syndication costs                 (1,487)                1,487                     0                   0
Partners withdrawals                           (15,014)                    0              (15,014)           (615,988)
Early withdrawal penalties                            0                   56                    56                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at September 30, 1998                  $24,273             $(3,770)               $20,503         $24,707,849
                                         ===============     ================     =================    ================

See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (unaudited)

                                                                    Sept 30, 1998        Sept 30, 1997
                                                                   ----------------     ----------------
                                                                     (unaudited)          (unaudited)
                                                                   ----------------     ----------------
Cash flows from operating activities:
  Net income                                                            $1,650,159           $1,304,372
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                       1,875                1,875
    Provision for doubtful accounts.                                        77,189               55,262
    Increase (decrease) in accounts payable                                (3,355)             (20,625)
    (Increase) decrease in accrued interest & advances                     146,677             (85,880)
    (Increase) decrease in amount due from related companies                 2,999                  311
    (Increase) decrease in deferred loan fee                               (3,893)                    0
    (Increase) decrease in prepaid expenses & other assets                       0                8,218
    Increase (decrease ) in deferred interest income                      (83,066)            (217,480)
                                                                   ----------------
                                                                                        ----------------

      Net cash provided by operating activities                          1,788,585            1,046,053
                                                                   ----------------     ----------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                          8,325,018            6,578,254
    Mortgage Investments made                                         (13,520,790)         (15,922,566)
    Additions to real estate held for sale                                 (1,031)              (2,488)
    Additions to Limited Liability Corporation                            (50,000)             (50,000)
    Accounts receivables, unsecured - (disbursements) receipts             (1,005)                (993)
                                                                  -----------------     ----------------

      Net cash used in investing activities                            (5,247,808)          (9,397,793)
                                                                  -----------------     ----------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                                607,000            4,500,000
   Contributions by partner applicants                                   3,480,135            4,365,188
   Interest credited to partners in applicant status                         3,657                6,943
   Interest withdrawn by partners in applicant status                      (1,333)              (1,327)
   Partners withdrawals                                                  (615,988)            (478,568)
   Syndication costs incurred                                             (94,941)            (153,913)
   Formation Loan increases                                              (272,226)            (352,552)
   Formation Loan collections                                              104,333               81,368
                                                                  -----------------     ----------------

       Net cash provided by financing activities                         3,210,637            7,967,139
                                                                  -----------------     ----------------

Net increase (decrease) in cash and cash equivalents                     (248,586)            (384,601)

Cash - beginning of period                                                 663,159              664,434
                                                                  -----------------     ----------------

Cash - end of period                                                      $414,573             $279,833
                                                                  =================     ================


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

Redwood  Mortgage  Investors  VIII,  (the  Partnership)  is a  California
Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate.
Mortgage Investments are being arranged and serviced by Redwood Home Loan Co. dba Redwood Mortgage, an affiliate of the General Partners. At September 30, 1998, the Partnership was in the offering stage, wherein contributed capital totalled $23,966,334 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (239,663.34).

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

The Formation Loan relating to the initial $15,000,000 offering totalled $1,074,840 which was 7.2% of limited partners contributions of $14,932,017 (under the limit of 9.1% relative to the initial offering). It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996.

The Formation Loan relating to the second offering ($30,000,000) totalled $708,121 at September 30, 1998, which was 7.84 % of the limited partners contributions of $9,034,317. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1997 (audited) AND
                                               SEPTEMBER 30, 1998 (unaudited)

The following summarizes Formation Loan transactions to September 30, 1998:

                                               Initial              Subsequent             Total
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000
                                            ---------------       ---------------      ---------------
Limited Partner contributions                  $14,932,017            $9,034,317          $23,966,334
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               708,121            1,782,961
Payments to date                                 (179,944)              (32,350)            (212,294)
Early withdrawal penalties applied                (26,609)                     0             (26,609)
                                            ---------------       ---------------      ---------------

Balance September 30, 1998                        $868,287              $675,771           $1,544,058
                                            ===============       ===============      ===============

Percent loaned of Partners contributions              7.2%                 7.84%                7.44%
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

Through September 30, 1998, organization costs of $12,500 and syndication costs of $955,971 had been incurred by the Partnership with the following distribution:

                                             Syndication Costs
                                --------------------------------------------
                                         Offering
                                ----------------------------
                                 Initial         Subsequent                     Organization
                                15,000,000       30,000,000        Total           Costs           Total
                                -----------      -----------     -----------      ---------      ----------
Costs incurred                    $569,865          386,106         955,971         12,500         968,471
Early withdrawal penalties        (15,032)                0        (15,032)              0        (15,032)
applied
Allocated and amortized to date  (489,670)         (74,277)       (563,947)       (12,500)       (576,447)
                                ----------- ---- ----------- --- ----------- ---- --------- ---- ----------
September 30, 1998 balance        $ 65,163          311,829         376,992              0         376,992
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

As of September 30, 1998, syndication costs attributable to the subsequent offering ($30,000,000) totalled $386,106, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

Financial   Accounting  Standards  Board  Statements  (SFAS)  114  and  118
(effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a Mortgage Investment, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due, and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was the valuation method previously used on impaired loans.

At September 30, 1998 and at December 31, 1997, 1996, and 1995, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the loans were consummated was 55.28% When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At September 30, 1998, there was one such piece of property with costs totaling $76,169 less a reduction of $5,000 to arrive at the net fair value of $71,169.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

H. Organization and Syndication Costs

The Partnership  bears its own  organization  and syndication  costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, and filing fees. Organizational costs have been capitalized and were amortized over a five year period. As of September 30, 1998, organizational costs of $12,500 have been fully amortized. Syndication costs are charged against partners capital and are being allocated to individual partners consistent with the partnership agreement.

I. Allowance for Doubtful Accounts

Mortgage  Investments and the related accrued interest,  fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1998, December 31, 1997, and 1996 was as follows:


                                       Sept 30,            December 31,            December 31,
                                         1998                  1997                  1996
                                   ----------------      ----------------      ----------------

Impaired Mortgage Investments                   $0                    $0               $13,006
Unspecified Mortgage Investments           290,689               213,500                72,803
Accounts receivable, unsecured              44,000                44,000                45,000
                                    ================      ================      ================
                                          $334,689              $257,500              $117,803
                                    ================      ================      ================


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

A. Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership. In 1997, Mortgage Investment brokerage commissions paid by the borrowers was $837,399 and for the nine months through September 30, 1998 was $363,946.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, are paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $226,296, $189,692, $155,912 and $85,456 were incurred for the nine months period ended September 30, 1998, and for the years 1997, 1996 and 1995 respectively.

C. Asset Management Fee

The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations up to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $22,898, $24,966, $17,053 and $11,587 were incurred for the nine months period ended September 30, 1998, and for years 1997, 1996 and 1995, respectively.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

G. General Paratners Contribution

The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of September 30, 1998 a General Partner, GYMNO Corporation, had contributed $23,965, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

During the nine months period ending September 30, 1998, and for the years ending December 31, 1997, 1996, and 1995, interest totalling $3,657, $9,562, $2,618 and $18,908 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

The Partnership has a bank line of credit expiring September 30, 2000, of up to $8,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $6,247,000, $5,640,000 and $1,500,000 at September 30, 1998, December 31, 1997, and 1996, respectively, and the interest rate was 9% at September 30, 1998, (8.50% prime plus .50%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership. The Corporation will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                           Sept 30              Dec. 31              Dec. 31
                                                             1998                1997                 1996
                                                        ---------------      --------------       --------------

Net assets - Partners Capital per financial statements     $24,707,849         $20,931,153          $14,704,658
Unamortized syndication costs                                  376,992             436,358              418,374
Allowance for doubtful accounts                                334,689             257,500              117,803
Formation Loans receivable                                   1,544,058           1,386,693            1,073,706
                                                        ---------------      --------------       --------------
Net assets tax basis                                       $26,963,588         $23,011,704          $16,314,541
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

(b)  The  carrying  value  of  mortgage   investments  (see  note  2(c)  is
$30,500,761. The fair value of these investments of $30,717,595 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1998, there were 56 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                   56
Total Mortgage Investments outstanding                              $30,500,761

Average Mortgage Investment outstanding                                $544,656
Average Mortgage Investment as percent of total                            1.79%
Average Mortgage Investment as percent of Partners Capital                 2.20%

Largest Mortgage Investment outstanding                               2,500,000
Largest Mortgage Investment as percent of total                            8.20%
Largest Mortgage Investment as percent of Partners Capital                10.12%

Number of counties where security is located (all California)                13
Largest percentage of Mortgage Investments in one county                  30.59%
Average Mortgage Investment to appraised value of security at time Mortgage
Investment was consummated                                                55.28%

Number of Mortgage Investments in foreclosure status                          0


The following categories of mortgage investments are pertinent at September 30, 1998, December 31, 1997 and 1996:

                                                  Sept 30             December 31           December 31
                                               ---------------      ----------------      -----------------
                                                    1998                 1997                   1996
                                               ---------------      ----------------      -----------------
First Trust Deeds                                 $21,285,718           $17,103,865             $6,545,779
Second Trust Deeds                                  8,090,196             8,163,624              8,797,211
Third Trust Deeds                                   1,124,847                37,500                300,000
                                               ---------------      ----------------      -----------------
  Total mortgage investments                       30,500,761            25,304,989             15,642,990
Prior liens due other lenders                      24,113,888            24,224,566             25,161,374
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $54,614,649           $49,529,555            $40,804,364
                                               ===============      ================      =================

Appraised property value at time of loan          $98,794,578           $88,714,541            $70,100,408
                                               ===============      ================      =================

Total investments as a percent of appraisals           55.28%                55.83%                 58.21%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                               $4,110,174            $2,445,423             $1,808,921
Non-Owner occupied homes                            8,789,390             5,318,722              2,288,036
Apartments                                          3,242,700             5,982,649              2,521,515
Commercial                                         14,358,497            11,558,195              9,024,518
                                               ===============      ================      =================
                                                  $30,500,761           $25,304,989            $15,642,990
                                               ===============      ================      =================

The interest rates on the mortgage investments range from 8.00% to 14.00% at September 30, 1998

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

Scheduled maturity dates of mortgage investments as of September 30, 1998 are as follows:

             Year Ending
             December 31,
         -------------------

                1998                                                $2,480,378
                1999                                                 8,170,595
                2000                                                 9,532,475
                2001                                                 4,931,309
                2002                                                 1,524,257
             Thereafter                                              3,861,747
                                                                 ===============
                                                                   $30,500,761
                                                                 ===============


The scheduled maturities for 1998 include approximately $40,000 in one Mortgage Investment which was past maturity at September 30, 1998. Interest payment on this Mortgage Investment was current.

The cash balance at September 30, 1998, of $414,573 was in one bank with interest bearing balances totalling $347,225. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $314,573. This bank is the same financial institution that has provided the Partnership with the $8,000,000 line of credit. At September 30, 1998, draw down against this facility was $6,247,000.

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

On September 30, 1998, the Partnership was in the offering stage of its second offering, ($30,000,000) and contributed capital totalled $14,932,017 for the first offering and $9,034,317 for the second offering with an aggregate of $23,966,334 (Limited Partners). Of this amount, $477,100 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

At September 30, 1998, the Partnerships Mortgage Investments outstanding totalled $30,500,761. The primary reason for an increase in Mortgage Investments Outstanding from $6,484,707 in 1994, to $12,047,252 in 1995, to $15,642,990 in
1996, to  $25,304,989 in 1997, and to $30,500,761 to September 30, 1998, was the
additional capital admitted to the Partnership through sale of Limited Partnership Units. Additional Partners Capital contributions have totalled $4,508,824, $3,834,799, $3,863,536, $5,565,372 and $3,476,658, and the
reinvestment of earnings by partners who have elected to reinvest earnings have totalled $239,956, $524,988, $800,218, $1,119,465 and $1,041,205 for the years ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, and nine months ended September 30, 1998, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnerships line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1994, 1995, 1996, 1997, and for the nine months ended September 30, 1998, to $480,110, $1,031,029, $1,718,208, $2,613,008 and
$2,423,754 respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of September 30, 1998, distributed earnings at an average annualized yield of 8.36%.

Currently,  mortgage  interest rates have decreased from those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates which could reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1998 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

During 1994, the Partnership did not have a credit line; therefore Interest on Note Payable-Bank was -0-. In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and has increased the limit from $3,000,000 to $8,000,000. For the years ended December 31, 1995, 1996, and 1997, and the nine months ended September 30, 1998, interest on Note Payable-Bank was $25,889, $188,635, $340,633 and $371,011 respectively. The primary reason for this increase during 1996, was that the Partnership did not have access to the credit facility until September, 1995. For 1997, and the nine months ended September 30, 1998, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. Currently, the Partnership has borrowed $6,247,000 at an interest rate of prime + 1/2%.This facility could again increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of September 30, 1998, the balance remained at $6,247,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

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

The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1995, 1996, 1997, and nine months ended September 30, 1998, the Partnership made provisions for doubtful accounts of $26,032, $55,383, $139,804, and $77,189 respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of September 30, 1998, of $334,689 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflected in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for lending activity.

At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the nine months ended September 30, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $303,477, $418,380, $495,480 and $445,215 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and the nine months ended September 30, 1998, to Limited Partners capital accounts and not withdrawn was $524,988, $800,218, $1,119,465 and $1,041,205 respectively. As of
December 31, 1995, December 31, 1996, December 31, 1997, and the nine months ended September 30, 1998, Limited Partners electing to withdraw earnings represented 40%, 34%, 30% and 30%, respectively of the Limited Partners outstanding capital accounts. The decreases in percentage of Limited Partners electing to withdraw earnings is due to an increase in percent of new Limited Partners choosing to compound earnings and the dilution effect occurring when compounding Limited Partners capital accounts grow through earnings reinvestment compared to Limited Partners that have chosen to liquidate earnings.

The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partners initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period has yet to expire, as of September 30, 1998, Limited Partners may not as yet avail themselves of this provision for liquidation. Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1995, December 31, 1996, December 31, 1997,
and the nine months ended September 30, 1998,  $5,640,  $146,755,  $132,619 and $159,870 respectively were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and September 30, 1998,
respectively and is expected by the General Partners to commonly occur at these levels.

The Year 2,000 will be a challenge  for the entire  world,  with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2,000 hardware and software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corporation, an affiliate of the Partnership, and third parties to provide loan and investor services effected by Year 2,000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2,000 issues. Installation of accounting software that is Year 2,000 compliant will begin after the 1998-year ends. The investor servicing software Year 2,000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2,000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corporation, is currently being tested to insure that modifications necessary to be made prior to Year 2,000 can be accomplished. At this juncture, existing hardware appears to be substantially compliant with Year 2,000 issues.

The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2,000 issues.

The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to effect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an affect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2,000 conversion.

Although not fully developed if all accounting, loan servicing and investor services conversions should fail the size and scope of the Partnerships activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership.

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine month period ended September 30, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation          Description of Compensation       Amount
                                       and Services Rendered

I. Redwood Mortgage.                 Mortgage Servicing Fee for servicing
                                     Mortgage Investments .............$226,296

General Partners &/or Affiliate      Asset Management Fee for
                                     managing assets                    $22,898

General Partners                     1% interest in profits............ $16,501
                                     Less allocation of syndication
                                     costs......                          1,487
                                                                       ---------
                                                                        $15,014

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO
THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage      Mortgage  Brokerage  Commissions  for services in
                      connection    with   the    review,    selection,
                      evaluation,  negotiation,  and  extension  of the
                      Mortgage  Investments  paid by the  borrowers and
                      not by the Partnership.........................  $363,946

Redwood Mortgage      Processing   and  Escrow  Fees  for  services  in
                      connection  with  notary,  document  preparation,
                      credit investigation,  and escrow fees payable by
                      the borrowers and not by the Partnership.........  $8,219

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                    $49,133

         MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1998

                             Partnership Highlights

First Trust Deeds                                                  21,285,718
Appraised Value of Properties*                                     46,290,842
   Total Investment as a % of Appraisal                                45.98%

First Trust Deed Mortgage Investments                              21,285,718
Second Trust Deed Mortgage Investments                              8,090,196
Third Trust Deed Mortgage Investments                               1,124,847
                                                          --------------------
                                                                   30,500,761

First Trust Deeds due other Lenders                                22,270,740
Second Trust Deeds due other Lenders                                1,843,148
                                                          --------------------

Total Debt                                                        $54,614,649

Appraised Property Value*                                          98,794,578
Total Investment as a % of Appraisal                                   55.28%

Number of Mortgage Investments Outstanding                                 56

Average Investment                                                   $544,656
Average Investment as a % of Net Partners Capital                       2.20%
Largest Investment Outstanding                                      2,500,000
Largest Investment as a % of Net Partners Capital                      10.12%

Mortgage Investments as a Percentage of Total Mortgage Investments


First Trust Deed Mortgage Investments                                 69.79%
Second Trust Deed Mortgage Investments                                26.52%
Third Trust Deed Mortgage Investments                                  3.69%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                         $4,110,174               13.48%
Non Owner Occupied Homes                      8,789,390               28.82%
Apartments                                    3,242,700               10.63%
Commercial                                   14,358,497               47.07%
                                       -----------------       --------------
Total                                       $30,500,761              100.00%

Statement of Conditions of Mortgage Investments
Number of Mortgage Investments in Foreclosure                             0

*Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County                              Total           Percent
                                                      Mortgage
                                                     Investments

San Francisco                                      $9,330,738.96         30.59%
Stanislaus                                          5,372,000.00         17.61%
San Mateo                                           3,786,858.28         12.42%
Santa Clara                                         3,572,148.68         11.71%
Marin                                               2,536,995.31          8.32%
Alameda                                             2,142,877.20          7.03%
San Joaquin                                         1,190,934.25          3.90%
Contra Costa                                          956,483.98          3.14%
Santa Cruz                                            684,000.00          2.24%
Monterey                                              624,806.38          2.05%
Fresno                                                128,462.66          0.42%
Mendocino                                             125,000.00          0.41%
Sacramento                                             49,455.78          0.16%
                                                 -----------------  -----------

Total                                             $30,500,761.48        100.00%

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

                                            Not Applicable

                  Item 5.           Other Information

                                            Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K.
                                    (a) Exhibits

                                            Not Applicable

                                    (b) Form 8-K
                                    The registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of November 1998.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of November 1998.


Signature                         Title                            Date


/s/ D. Russell Burwell
-------------------------
D. Russell Burwell             General Partner                November 12, 1998


/s/ Michael R. Burwell
-------------------------
Michael R. Burwell             General Partner                November 12, 1998



/s/ D. Russell Burwell
------------------------
D. Russell Burwell         President of Gymno Corporation,    November 12, 1998
                           (Principal Executive Officer);
                            Director of Gymno Corporation


/s/ Michael R. Burwell
------------------------
Michael R. Burwell         Secretary/Treasurer of Gymno       November 12, 1998
                           Corporation (Principal Financial
                           and Accounting Officer);
                           Director of Gymno Corporation