Form 10-K
period 1998-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 1999-03-26
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1998

                                     Part I

                                                                       Page No.
Item 1 - Business                                                            3
Item 2 - Properties                                                        4-5
Item 3 - Legal Proceedings                                                   6
Item 4 - Submission of Matters to a vote of Security Holders (partners)      6

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters     6
Item 6 - Selected Financial Data                                           6-8
Item 7 - Managements Discussion and Analysis of Financial Condition and
Results of Operations                                                     9-12
Item 8 - Financial Statements and Supplementary Data                      3-37
Item 9 - Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                        38
                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                38
Item 11 - Executive Compensation                                            39
Item 12 - Security Ownership of Certain Beneficial Owners and management    40
Item 13 - Certain Relationships and Related Transactions                    40

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
on Form 8-K.                                                             40-41

Signatures                                                                  42

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

     For the year ended December 31, 1998 Commission file number 333-13113
--------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             California                                             94-3158788
--------------------------------     -------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                              94063
------------------------------------------- -----------------------------------
(address of principal executive offices)                              (zip code)

Registrants telephone No. including area code                     (650) 365-5341
------------------------------------------- -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
------------------------------------------ ------------------------------------
Limited Partnership Units                                                   None
------------------------------------------ ------------------------------------

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

YES               XXXX                                  NO
--------------------------------                        -----------------------

     As of December 31, 1998, the limited partnership units purchased by non affiliates was 255,901.349 units computed at $100.00 a unit for $25,590,134.90

Documents incorporated by reference:

     Portions of the Prospectus came into effect on December 4, 1996, (the Prospectus) are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-13113 are referenced in part IV.

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VIII, a California limited partnership (the Partnership), is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate. Loans are arranged and serviced by Redwood
Mortgage Corp., an affiliate of the General Partners. The Partnerships objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the Partnerships capital. Investors should not expect the Partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. The Partnership is intended to serve as an investment alternative for investors seeking current income. However, unlike other investments which are intended to provide current income, an investment in the Partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

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

     The Partnership began selling Units in February, 1993, and began investing in mortgages in April, 1993. At December 31, 1998, the Partnership has investments in Mortgage Investments with principal balances totalling $31,905,958. Interest rates ranged from 8.00% to 14.00%. Currently First Trust Deeds comprise 70.05% of the total amount of the Mortgage Investment portfolio, an increase of 3.64% over 1997 level of 67.59%. Junior loans (2nd and 3rd Trust Deeds) make up 29.95%, a decrease of 2.46% over 1997 level of 32.41%.Owner-occupied homes, combined with non-owner occupied Mortgage Investments, total 47.77% of the Mortgage Investment portfolio. Loans secured by multi-family properties make up 10.20% of the total Mortgage Investments. Commercial Mortgage Investments, now comprise 42.03% of the portfolio, a decrease from 45.68% last year. 74.72% of the total Mortgage Investments, are in six counties of the San Francisco Bay Area. The County of Stanislaus makes up 18.87% of the Mortgage Investments. Stanislaus County is a fringe County to the San Francisco Bay Area. In 1998 the Partnership received many good lending opportunities from this County. The balance of Mortgage Investments are primarily in Northern California. Mortgage Investment size increased this past year, and is now averaging $580,108 per Mortgage Investment, up from $460,091 in 1997. This increase is due to the ability of the Partnership by virtue of its increasing size to invest in larger Mortgage Investments. The average Mortgage Investment as of December 31, 1998, represents 2.14% of Limited Partners capital and 1.82% of outstanding Mortgage Investments, similar to December 31, 1997 average Mortgage Investment size of 2.20% of Limited Partners capital and 1.82% of outstanding Mortgage Investments. Some of the Mortgage Investments are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 40.50%, a decrease in equity of 3.67% from the previous year. This average equity is generally considered very conservative. Generally, the more equity, the more protection for the lender. The General Partners believe the Partnerships Mortgage Investment portfolio is in good condition with no property in foreclosure as of the end of December, 1998.

Item 2  Properties

     A summary of the Partnerships Mortgage Investment Portfolio as of December 31, 1998, is set forth below. Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                               $22,349,185.44
Appraised Value of Properties                                    39,834,914.00
  Total Investment as a % of Appraisal                                  56.10%
First Trust Deeds                                                22,349,185.44
Second Trust Deed Mortgage Investments                            8,469,460.20
Third Trust Deed Mortgage Investments                             1,087,312.76
                                                              -----------------
                                                                 31,905,958.40
First Trust Deeds due other Lenders                              24,567,947.50
Second Trust Deeds due other Lenders                              1,843,148.00

Total Debt                                                      $58,317,053.90

  Appraised Property Value                                      $98,011,150.00
  Total Investments as a % of Appraisal                                 59.50%

Number of Mortgage Investments Outstanding                                  55

Average Investment                                                 $580,108.33
Average Investment as a % of Net Assets                                  2.14%
Largest Investment Outstanding                                    2,600,000.00
Largest Investment as a % of Net Assets                                  9.61%

Loans as a Percentage of Total Mortgage Investments

First Trust Deeds                                                       70.05%
Second Trust Deeds                                                      26.54%
Third Trust Deeds                                                        3.41%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by
Type of Property                        Amount              Percent

Owner Occupied Homes                   $6,450,199.30            20.22%
Non-Owner Occupied Homes                8,789,444.65            27.55%
Apartments                              3,256,602.28            10.20%
Commercial                             13,409,712.17            42.03%
                                   ------------------      ------------

Total                                 $31,905,958.40           100.00%

The following is a distribution of Mortgage Investments outstanding as of December 31, 1998 by Counties.

County                                Total                     Percent
                              Mortgage Investments

San Francisco                         $10,418,398.60             32.65%
Stanislaus                              6,022,000.00             18.87%
San Mateo                               5,377,296.75             16.85%
Santa Clara                             3,372,148.70             10.57%
Alameda                                 2,437,266.64              7.64%
Marin                                   1,278,414.93              4.01%
San Joaquin                             1,188,750.02              3.73%
Contra Costa                              955,639.66              3.00%
Monterey                                  679,413.15              2.13%
Fresno                                    128,363.57              0.40%
Sacramento                                 48,266.38              0.15%
                             ------------------------        -----------

Total                                 $31,905,958.40            100.00%


Statement of Condition of Mortgage Investments
         Number of Mortgage Investments in Foreclosure        -0-

Scheduled maturity dates of mortgage investments as of December 31, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                              $11,815,481
                            2000                                9,576,318
                            2001                                5,540,542
                            2002                                1,515,906
                            2003                                1,336,291
                         Thereafter                             2,121,420
                                                            ===============
                                                              $31,905,958
                                                            ===============


     The scheduled maturities for 1999 include approximately $265,376 in Mortgage Investments which are past maturity at December 31, 1998. Interest payment on only one of these loans was delinquent.

     In 1995, the Partnership chose to allow a senior lender to foreclose out its deed of trust on one of its Mortgage Investments. The Partnership commenced a legal action to collect this debt. A settlement was reached for this debt collection. As of December 31, 1998, $30,000 of the amount due has been collected. The remaining balance due has been recorded as an account receivable in the financial statements. Additional payments are expected in year 1999.

     As of December 31, 1998, the Partnership owned a vacant lot acquired through the foreclosure of Mortgage Investment. The vacant lot is valued at $66,000. Additionally, the Partnership wholly owns a limited liability company
(LLC) whose sole asset is a partially completed single family residence. This partially completed single family residence was originally foreclosed upon by the Partnership and subsequently transferred to the LLC at a cost of $181,139. Additional expenditures over the $181,139 basis, have been primarily for completion of the construction.

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

Item 6 - Selected Financial Data

Redwood Mortgage Investors VIII began operations in April 1993. Financial results for years 1984 through December 31, 1997, for prior partnerships are incorporated by reference to the Prospectus (S-11) dated December 4, 1996, Table III pages 104 through 138, and in Supplement No.4 dated April 24, 1998.


Financial condition and results of operation for the Partnership for three years to December 31, 1998 were:

                                                             Balance Sheet
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1998                1997                1996

                                                      --------------      --------------       -------------
Cash                                                       $528,688            $663,159            $664.434
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust        31,905,958          25,304,989          15,642,990
   Accrued interest and other fees                          459,418             341,976             196,530
   Advances on Mortgage Investments                         211,145             205,804               8,679
   Other receivables - Unsecured                             48,849              62,844              75,334
   Less allowance for losses                              (414,073)           (257,500)           (117,803)
Investment in Limited Liability Corporation                 304,139             251,139             191,139
Real estate owned, net                                       66,000              70,138              66,991
Organization cost net of amortization                             0               1,875               4,375
Prepaid Expenses                                             11,835              10,151              20,720
Due from General Partners/Related Companies                       0               2,999                 311

                                                      ==============       =============       =============
                                                       $33,121,959         $26,657,574         $16,753,700
                                                      ==============       =============       =============


                                                   Liabilities and Partners Capital

                                                                          December 31,
                                                      -----------------------------------------------------

                                                               1998                1997                1996
                                                      --------------     ---------------       -------------

Liabilities:
Deferred interest                                          $124,805             $83,066            $217,480
Note payable - Bank                                       5,947,000           5,640,000           1,500,000
Accounts payable                                              2,500               3,355              20,625
Subscriptions to partnership in applicant status                  0                   0             310,937
                                                      --------------      --------------       -------------
                                                         $6,074,305          $5,726,421          $2,049,042
                                                      --------------      --------------       -------------

Partners Capital
  Limited partners subject to redemption                 27,025,331          20,914,721          14,693,293
  General Partners                                           22,323              16,432              11,365
                                                                          --------------       -------------
                                                      --------------
                                                         27,047,654         $20,931,153         $14,704,658
                                                      --------------
                                                                          --------------       -------------

                                                        $33,121,959         $26,657,574         $16,753,700
                                                      ==============      ==============       =============



                                                                   Statement of Income


                                                                           December 31,
                                                      --------------------------------------------------------
                                                                     1998                1997            1996
                                                      --------------------     ---------------    ------------

Gross Revenue                                                  $3,406,021          $2,629,457      $1,726,635
Expenses                                                        1,127,439             820,937         493,110
                                                            --------------     ---------------    ------------
Income before  interest  credited to Partners in applicant      2,278,582           1,808,520       1,233,525
status
Interest credited to Partners in applicant status                   4,454               9,562           2,618
                                                            --------------     ---------------    ------------

Net Income                                                     $2,274,128          $1,798,958      $1,230,907
                                                            ==============     ===============    ============

Net income to General Partners (1%)                               $22,741             $17,990         $12,309
                                                            ==============     ===============    ============

Net Income to Limited Partners (99%)                           $2,251,387          $1,780,968      $1,218,598
                                                            ==============     ===============    ============


Net Income per $1,000  invested  by Limited  Partners  for
entire period (annualized)
   - where income is reinvested and compounded                        $84                 $84             $84
                                                            ==============     ===============    ============

   -   where   partner    receives   income   in   monthly            $81                 $81             $81
distributions
                                                            ==============     ===============    ============



     Annualized yield for 1996 was 8.39%, 1997 was 8.40% and for 1998 was 8.40%. An average annualized yield since inception through December 31, 1998, was 8.36%.

Item II
         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     On December 31, 1998, the Partnership was in the offering stage of its second offering, ($30,000,000). Contributed capital totalled $14,932,017 for the first offering and $10,658,118 for the second offering an aggregate of $25,590,135 (Limited Partners) as of December 31, 1998. Of this amount, none remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

     At December 31, 1998, the Partnerships Mortgage Investments outstanding totalled $31,905,958. The primary reason for an increase in Mortgage Investments Outstanding from $6,484,707 in 1994, to $12,047,252 in 1995, to $15,642,990 in
1996, to  $25,304,989  in 1997, and to $31,905,958 to December 31, 1998, was the
additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners Capital contributions have totalled $4,508,824, $3,834,799, $3,863,536, $5,565,372 and $5,100,458, and the reinvestment of earnings by Limited Partners who have elected to reinvest earnings have totalled $239,956, $524,988, $800,218, $1,119,465 and $1,440,687 for the years ended December 31,
1994, December 31, 1995, December 31, 1996, December 31, 1997, and December 31, 1998, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnerships line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1994, 1995, 1996, 1997, and 1998 to $480,110, $1,031,029, $1,718,208, $2,613,008 and $3,376,293
respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of December 31, 1998, distributed earnings at an average annualized yield of 8.36%.

     Currently, mortgage interest rates have decreased from those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates which could reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and since its inception has increased the limit from $3,000,000 to $8,000,000. For the years ended December 31, 1996, and 1997, and December 31, 1998, interest on Note Payable-Bank was $188,638, $340,633 and $513,566 respectively. For 1997, and the twelve months ended
December 31, 1998, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. As of December 31, 1998 the Partnership has borrowed $5,947,000 at an interest rate of prime + 1/2%. This facility could again increase as the Partnerships capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 1998, the balance remained at $5,947,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty-one years. Mortgage servicing fees increased from $155,912 to $189,692, and to $295,052 for the years ended December 31, 1996, 1997 and 1998. The mortgage servicing fees increased primarily due to increase in the outstanding Mortgage Investment portfolio. Asset Management fees increased from $17,053 to $24,966, and to $31,651 for the years ended December 31, 1996, 1997 and 1998, respectively. The Asset Management fee increase was due primarily to the increased Partners capital which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable bank which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

     The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1996, 1997, and 1998, the Partnership made provisions for doubtful accounts of $55,383, $139,804, and $162,969 respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of December 31, 1998, of $414,073 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     The December 1998 issue of Western Economic Developments, published by the Federal Reserve Bank of San Francisco, said the following about the California economy:

     The pace of economic growth in California was solid in recent months, despite continued contraction in some major industries. Total payroll employment rose 3.2 percent on an annual basis in October and November. This is above the average growth rate for the first eleven months of 1998, but it is below the 3.8 percent pace from last year. Faced by declining export demand and rising import competition, durable goods manufacturers cut employment in November. Manufacturers of computers and electronic components have been particularly hard hit this year, and aerospace employment has contracted. However, the pace of job creation has remained strong in sectors other than manufacturing, and this has helped to lower the state unemployment rate to 5.7 percent in November.

     Californias  state and local  governments  have created new jobs at about a
2.5 percent annual pace this year, a pickup from prior years that is due in part to improved fiscal capacity. About 21,000 of the 29,000 jobs created this year were for educators at local schools.

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnerships lending activity.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, December 31, 1997, and December 31, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $418,380, $495,480 and $614,383 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, and December 31, 1998,
to Limited Partners capital accounts and not withdrawn was $800,218, $1,119,465 and $1,440,687 respectively. As of December 31, 1996, December 31, 1997, and December 31, 1998, Limited Partners electing to withdraw earnings represented 34%, 30% and 30%, respectively of the Limited Partners outstanding capital accounts. The decreases in percentage of Limited Partners electing to withdraw earnings is due to an increase in percent of new Limited Partners choosing to compound earnings and the dilution effect occurring when compounding Limited Partners capital accounts grow through earnings reinvestment compared to Limited Partners that have chosen to liquidate earnings.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partners initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period for most of the investors has yet to expire, as of December 31, 1998, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through December 31, 1998 were:

                               1993        1994        1995        1996        1997        1998
                            ----------- ----------- ----------- ----------- ----------- -----------

Earnings Liquidation           $46,855    $165,814    $303,477    $418,380    $495,480    $614,383
Capital Liquidation                  0           0      $5,640    $146,755    $132,619    $257,344
                            ----------- ----------- ----------- ----------- ----------- -----------

Total                          $46,855    $165,814    $309,117    $565,135    $628,099    $871,727
                            =========== =========== =========== =========== =========== ===========

     Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1996, December 31, 1997, and December 31, 1998, $146,755, $132,619 and $244,213
respectively were liquidated subject to the 10% penalty for early withdrawal. This represents only 1.00%, 0.63% and 0.90% of the Limited Partners ending capital for the years ended December 31, 1996, 1997 and 1998, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, and December 31, 1998, respectively, and is expected by the General Partners to commonly occur at these levels.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions, effected by Year 2000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant will begin after the 1998-year ends.

     The investor servicing software Year 2000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corp., is currently being tested to insure that modifications necessary to be made prior to Year 2000 can be accomplished. At this juncture, existing hardware appears to be substantially compliant with Year 2000 issues.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to effect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an affect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although not fully developed, if all or any accounting, loan servicing and investor services conversions should fail, the size and scope of the Partnerships activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry, while correcting systems problems and are likely to be temporarily in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership. Shifting portions of daily operations to manual or outsourced systems may result in time delays. Time delays in providing accurate and pertinent information could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partners, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnerships ability to conduct business. While the General Partners are attempting to identify such external parties, no assurance can be given that it will be able to do so. Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnerships results of operations would likely be adversely affected.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VIII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

-  Independent Auditors Report,
-  Balance Sheets - December 31, 1998, and December 31, 1997,
-  Statements of Income for the three years ended December 31, 1998.
-  Statements of Partners Capital for the three years ended December 31, 1998.
-  Statements of Cash Flows for the three years ended December 31, 1998.
-  Notes to Financial Statements - December 31, 1998.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                         (With Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                               Lafayette CA 94549
                                 (925) 284-3590




                          INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VIII

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1998 and 1997 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VIII as of December 31, 1998 and 1997, and the results of its operations and cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.





                                                           /s/ Bruce Cropper
                                                           PARODI & CROPPER





Lafayette, California
March 3, 1999


                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                      DECEMBER 31, 1998 AND 1997


                                                                ASSETS

                                                                          1998                 1997
                                                                     ---------------      ---------------

Cash                                                                       $528,688             $663,159
                                                                     ---------------      ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                        31,905,958           25,304,989
  Accrued Interest on Mortgage Investments                                  459,418              341,976
  Advances on Mortgage Investments                                          211,145              205,804
  Accounts receivables, unsecured                                            48,849               62,844
                                                                     ---------------      ---------------
                                                                         32,625,370           25,915,613

  Less allowance for doubtful accounts                                      414,073              257,500
                                                                     ---------------      ---------------
                                                                         32,211,297           25,658,113
                                                                     ---------------      ---------------

Real Estate owned, acquired through foreclosure,
 held for sale                                                               66,000               70,138
Investment in limited liability corporation, at cost which
  approximates market                                                       304,139              251,139
Organization costs, less accumulated amortization of $12,500
 and $10,625, respectively                                                        0                1,875
Due from related companies                                                        0                2,999
Prepaid expense-deferred loan fee                                            11,835               10,151
                                                                     ---------------      ---------------

                                                                        $33,121,959          $26,657,574
                                                                     ===============      ===============



See accompanying notes to financial statements


                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                      DECEMBER 31, 1998 AND 1997


                                                   LIABILITIES AND PARTNERS CAPITAL

                                                                          1998                 1997
                                                                     ---------------      ---------------

Liabilities:
  Accounts payable and accrued expenses                                      $2,500               $3,355
  Note payable - bank line of credit                                      5,947,000            5,640,000
  Deferred interest income                                                  124,805               83,066
                                                                     ---------------      ---------------
                                                                          6,074,305            5,726,421
                                                                     ---------------      ---------------



Partners Capital:
     Limited partners capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $353,875 and
          $431,994 for 1998 and 1997, respectively:
          and formation loan receivable of $1,640,904 and
$1,386,693
          for 1998 and 1997, respectively                                27,025,331           20,914,721

     General Partners Capital, net of unallocated syndication
costs
          of $3,574 and $4,364 for 1998 and 1997, respectively               22,323               16,432
                                                                     ---------------      ---------------

                     Total Partners  Capital                             27,047,654           20,931,153
                                                                     ---------------      ---------------

                     Total Liabilities and Partners  Capital            $33,121,959          $26,657,574
                                                                     ===============      ===============

See accompanying notes to financial statements.

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                             YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------

                                                                    1998              1997             1996
                                                                -------------     -------------    --------------
Revenues:
  Interest on Mortgage Investments                                $3,376,293        $2,613,008        $1,718,208
  Interest on bank deposits                                            8,946             9,487             4,083
  Late charges                                                        19,384             6,432             3,847
  Miscellaneous                                                        1,398               530               497
                                                                -------------     -------------    --------------
                                                                   3,406,021         2,629,457         1,726,635
                                                                -------------     -------------    --------------

Expenses:
  Mortgage servicing fees                                            295,052           189,692           155,912
  Interest on note payable - bank                                    513,566           340,633           188,638
  Amortization of loan origination fees                               11,415            16,819            11,999
  Provision for doubtful accounts and losses on real estate
    acquired through foreclosure                                     162,969           139,804            55,383
  Asset management fee - General Partner                              31,651            24,966            17,053
  Amortization of organization costs                                   1,875             2,500             2,500
  Clerical costs through Redwood Mortgage                             67,453            54,549            38,799
  Professional services                                               27,462            36,717            17,687
  Printing, supplies and postage                                       7,089             9,584             1,192
  Other                                                                8,907             5,673             3,947
                                                                -------------     -------------    --------------
                                                                   1,127,439           820,937           493,110
                                                                -------------     -------------    --------------

Income before interest credited to partners in applicant           2,278,582         1,808,520         1,233,525
status

Interest credited to partners in applicant status                      4,454             9,562             2,618
                                                                -------------     -------------    --------------

Net Income                                                        $2,274,128         $1798,958        $1,230,907
                                                                =============     =============    ==============

Net income:  To General Partners(1%)                                 $22,741           $17,990           $12,309
                     To Limited Partners (99%)                     2,251,387         1,780,968         1,218,598
                                                                =============     =============    ==============
Total - net income                                                $2,274,128        $1,798,958        $1,230,907
                                                                =============     =============    ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
-where income is reinvested and compounded                               $84               $84              $ 84
                                                                =============     =============    ==============

-where partner receives income in monthly distributions                  $81               $81              $ 81
                                                                =============     =============    ==============

See accompanying notes to financial statements.

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                  PARTNERS CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated       Formation
                                           Applicant          Limited       Syndication         Loan
                                            Status           Partners          Costs         Receivable          Total
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1995                       $0      $11,784,937      $(322,677)        $(775,229)     $10,687,031

Contributions on Application                 4,172,718                0               0                 0               0
Formation Loan increases                             0                0               0         (314,996)       (314,996)
Formation Loan payments                              0                0               0             8,961           8,961
Interest   credited   to   partners  in          2,618                0               0                 0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (863)                0               0                 0               0
    Transfers to Partners  capital         (3,863,536)        3,859,312               0                 0       3,859,312

Net Income                                           0        1,218,598               0                 0       1,218,598
Syndication costs incurred                           0                0       (212,542)                 0       (212,542)
Allocation of syndication costs                      0        (116,523)         116,523                 0               0
Partners  withdrawals                                0        (553,027)               0                 0       (553,027)
Early withdrawal penalties                           0         (12,108)           4,506             7,558            (44)
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1996                 $310,937      $16,181,189     $ (414,190)     $ (1,073,706)     $14,693,293

Contributions on Application                 5,251,969                0               0                 0               0
Formation Loan increases                             0                0               0         (420,510)       (420,510)
Formation Loan payments                              0                0               0            98,999          98,999
Interest   credited   to   partners  in          9,562                0               0                 0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,849)                0               0                 0               0
    Transfers to Partners  capital         (5,570,619)        5,565,372               0                 0       5,565,372

Net Income                                           0        1,780,968               0                 0       1,780,968
Syndication costs incurred                           0                0       (188,517)                 0       (188,517)
Allocation of syndication costs                      0        (166,023)         166,023                 0               0
Partners  withdrawals                                0        (614,837)               0                 0       (614,837)
Early withdrawal penalties                           0         (13,261)           4,690             8,524            (47)
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1997                       $0      $22,733,408      $(431,994)      $(1,386,693)     $20,914,721

Contributions on Application                 5,105,559                0               0                 0               0
Formation Loan increases                             0                0               0         (403,518)       (403,518)
Formation Loan payments                              0                0               0           133,580         133,580
Interest   credited   to   partners  in          4,454                0               0                 0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,553)                0               0                 0               0
    Transfers to Partners  capital         (5,108,460)        5,103,359               0                 0       5,103,359

Net Income                                           0        2,251,387               0                 0       2,251,387
Syndication costs incurred                           0                0       (126,453)                 0       (126,453)
Allocation of syndication costs                      0        (196,317)         196,317                 0               0
Partners  withdrawals                                0        (847,661)               0                 0       (847,661)
Early withdrawal penalties                           0         (24,066)           8,255            15,727            (84)
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1998                       $0      $29,020,110      $(353,875)      $(1,640,904)     $27,025,331
                                         ==============     ============    ============    ==============    ============

See accompanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                          PARTNERS CAPITAL
                                            ------------------------------------------------------------------------------
                                                            GENERAL PARTNERS CAPITAL
                                            ----------------------------------------------------------

                                                Capital           Unallocated                                  Total
                                                Account           Syndication             Total              Partners
                                                General              Costs                                    Capital
                                               Partners
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1995                       $11,325             $(3,258)               $8,067         $10,695,098

Contributions on Application                              0                    0                    0                   0
Formation loan increases                                  0                    0                    0           (314,996)
Formation loan payments                                                                                             8,961
Interest   credited   to   partners  in                   0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    4,224                    0                4,224           3,863,536

Net Income                                           12,309                    0               12,309           1,230,907
Syndication costs incurred                                0              (2,147)              (2,147)           (214,689)
Allocation of syndication costs                     (1,177)                1,177                    0                   0
Partners  withdrawals                              (11,132)                    0             (11,132)           (564,159)
Early withdrawal penalties                                0                   44                   44                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1996                       $15,549            $ (4,184)              $11,365         $14,704,658

Contributions on Application                              0                    0                    0                   0
Formation Loan increases                                  0                    0                    0           (420,510)
Formation Loan payments                                   0                    0                    0              98,999
Interest   credited   to   partners  in                   0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    5,247                    0                5,247           5,570,619

Net Income                                           17,990                    0               17,990           1,798,958
Syndication costs incurred                                0              (1,904)              (1,904)           (190,421)
Allocation of syndication costs                     (1,677)                1,677                    0                   0
Partners  withdrawals                              (16,313)                    0             (16,313)           (631,150)
Early withdrawal penalties                                0                   47                   47                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1997                       $20,796             $(4,364)              $16,432         $20,931,153

Contributions on Application                              0                    0                    0                   0
Formation Loan increases                                  0                    0                    0           (403,518)
Formation Loan payments                                   0                    0                    0             133,580
Interest   credited   to   partners  in                   0                    0                    0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                    0                    0                    0                   0
    Transfers to Partners  capital                    5,101                    0                5,101           5,108,460

Net Income                                           22,741                    0               22,741           2,274,128
Syndication costs incurred                                0              (1,277)              (1,277)           (127,730)
Allocation of syndication costs                     (1,983)                1,983                    0                   0
Partners  withdrawals                              (20,758)                    0             (20,758)           (868,419)
Early withdrawal penalties                                0                   84                   84                   0
                                            ----------------    -----------------    -----------------     ---------------

Balances at December 31, 1998                       $25,897             $(3,574)              $22,323         $27,047,654
                                            ================    =================    =================     ===============

See accompanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                       1998               1997               1996
                                                                  ---------------     --------------     --------------
Cash flows from operating activities:
  Net income                                                          $2,274,128         $1,798,958         $1,230,907
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                     1,875              2,500              2,500
    Provision for doubtful accounts.                                     156,573            139,804             78,651
    Provision for losses (gains) on real estate held for sale              6,396                  0           (23,268)
    Increase (decrease) in accounts payable                                (855)           (17,270)             16,615
    (Increase) in accrued interest & advances                          (122,783)          (342,571)           (83,477)
    (Increase) decrease in amount due from related companies               2,999            (2,688)              2,738
    (Increase) decrease in deferred loan fee                             (1,684)             10,569            (3,002)
    Increase (decrease ) in deferred interest income                      41,739          (134,414)            217,480
                                                                  ---------------     --------------     --------------

      Net cash provided by operating activities                        2,358,388          1,454,888          1,439,144
                                                                  ---------------     --------------     --------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                       14,262,838         10,279,337          9,019,190
    Mortgage Investments made                                       (20,863,807)       (19,941,336)       (13,148,944)
    Disposition of real estate held for sale                                   0                  0            299,154
    Additions to real estate held for sale                               (2,258)            (3,254)                  0
    Additions to Limited Liability Corporation                          (53,000)           (60,000)                  0
    Accounts receivables, unsecured - (disbursements) receipts            13,995             12,490            (4,018)
                                                                  ---------------     --------------     --------------

      Net cash used in investing activities                          (6,642,232)        (9,712,763)        (3,834,618)
                                                                  ---------------     --------------     --------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                              307,000          4,140,000          (410,000)
   Contributions by partner applicants                                 5,105,559          5,251,969          4,172,718
   Interest credited to partners in applicant status                       4,454              9,562              2,618
   Interest withdrawn by partners in applicant status                    (1,553)            (1,849)              (863)
   Partners withdrawals                                                (868,419)          (631,150)          (564,159)
   Syndication costs incurred                                          (127,730)          (190,421)          (214,689)
   Formation Loan increases                                            (403,518)          (420,510)          (314,996)
   Formation Loan collections                                            133,580             98,999              8,961
                                                                  ---------------     --------------     --------------

      Net cash provided by financing activities                        4,149,373          8,256,600          2,679,590
                                                                  ---------------     --------------     --------------

Net increase (decrease) in cash and cash equivalents                   (134,471)            (1,275)            284,116

Cash - beginning of period                                               663,159            664,434            380,318
                                                                  ---------------     --------------     --------------

Cash - end of period                                                    $528,688           $663,159           $664,434
                                                                  ===============     ==============     ==============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At December 31, 1998, the Partnership was in the offering stage, wherein contributed capital totalled $25,590,135 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (255,902).

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

     The Formation Loan relating to the second offering ($30,000,000) totalled $839,413 at December 31, 1998, which was 7.9% of the limited partners contributions of $10,658,118. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage, during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.


                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                     NOTES TO FINANCIAL STATEMENTS
                                                           DECEMBER 31, 1998

The following summarizes Formation Loan transactions to December 31, 1998:

                                               Initial              Subsequent
                                             Offering of           Offering of
                                             $15,000,000           $30,000,000             Total
                                            ---------------       ---------------      ---------------

Limited Partner contributions                  $14,932,017           $10,658,117          $25,590,134
                                            ===============       ===============      ===============

Formation Loan made                             $1,074,840               839,413            1,914,253
Payments to date                                 (198,316)              (43,223)            (241,539)
Early withdrawal penalties applied                (31,810)                     0             (31,810)

Balance December 31, 1998                         $844,714              $796,190           $1,640,904
                                            ===============       ===============      ===============

Percent loaned of Partners  contributions             7.2%                  7.9%                 7.5%
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

     Through December 31, 1998, organization costs of $12,500 and syndication costs of $988,761 had been incurred by the Partnership with the following distribution:

                                                    Syndication
                                           Organization
                                                                    Costs            Total
                                           Costs
                                           -----------------     -------------    -------------
Costs incurred                                     $988,761           $12,500      $1,001,261
Early withdrawal penalties applied                 (17,790)                 0         (17,190)
Allocated and amortized to date                   (613,522)          (12,500)        (626,022)
                                        -- ----------------- --- ------------- -- -------------

December 31, 1998 balance                          $357,449                 0         $357,449
                                        == ================= === ============= == =============

     Organization and syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totalled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

     As of December 31, 1998, syndication costs attributable to the subsequent offering ($30,000,000) totalled $418,896, (3.93% of contributions), with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

     At December 31, 1998, 1997, and 1996, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the losses were consummated was 59.50%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell. At December 31, 1998, there was one such piece of property with costs totaling $77,396 less a reduction of $11,396 to arrive at the net fair value of $66,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

I. Allowance for Doubtful Accounts

     Mortgage  Investments and the related accrued interest,  fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, unspecified mortgage investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1998, and 1997 was as follows:

                                                   December 31,
                                      -----------------------------------------
                                          1998                         1997
                                      ---------------          ---------------

Impaired mortgage investments                  $0                           $0
Unspecified mortgage investments          370,073                      213,500
Amounts receivable, unsecured              44,000                       44,000
                                      ---------------           ---------------
                                         $414,073                     $257,500
                                      ===============           ===============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 1998 and 1997, Mortgage Investment brokerage commissions paid by the borrowers were $604,836 and $837,399, respectively.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $295,052, $189,692 and $155,912 were incurred for years 1998, 1997 and 1996, respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations up to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $31,651, $24,966 and $17,053 were incurred for years 1998, 1997 and 1996, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of December 31, 1998 a General Partner, GYMNO Corporation, had contributed $25,588, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

     During the periods ending December 31, 1998, 1997 and 1996, interest totalling $4,454, $9,562 and $2,618 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners capital along with the original investment.

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

                           REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring September 30, 2000, of up to $8,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $5,947,000 and $5,640,000 at December 31, 1998, and 1997, respectively, and the interest rate was 8.25% at December 31, 1998, (7.75% prime plus .50%).

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership, and which will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                          December 31,
                                                            ------------------------------------------
                                                                  1998                      1997
                                                            -----------------          ---------------

Net Assets - Partners Capital per financial statements          $27,047,654              $20,931,153
Unamortized syndication costs                                        357,449                  436,358
Allowance for doubtful accounts                                      414,073                  257,500
Formation loans receivable                                         1,640,904                1,386,693
                                                            -----------------          ---------------
Net assets tax basis                                             $29,460,080              $23,011,704
                                                            =================          ===============

     In 1998 and 1997, approximately 61% and 61% of taxable income was allocated to tax exempt organizations, i.e., retirement plans, respectively. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INVESTMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The carrying value of mortgage investments (see note 2(c) is $31,905,958. The fair value of these investments of $32,231,632 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                                                    REDWOOD MORTGAGE INVESTORS VIII
                                                  (A California Limited Partnership)
                                                     NOTES TO FINANCIAL STATEMENTS
                                                           DECEMBER 31, 1998

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The  Mortgage  Investments  are  secured  by  recorded  deeds of trust.  At
December 31, 1998, there were 55 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                55
Total Mortgage Investments outstanding                                                           $31,905,958

Average Mortgage Investment outstanding                                                             $580,108
Average Mortgage Investment as percent of total                                                        1.82%
Average Mortgage Investment as percent of Partners Capital                                            2.14%

Largest Mortgage Investment outstanding                                                            2,600,000
Largest Mortgage Investment as percent of total                                                        8.15%
Largest Mortgage Investment as percent of Partners Capital                                            9.61%

Number of counties where security is located (all California)                                             11
Largest percentage of Mortgage Investments in one county                                              32.65%
Average Mortgage Investment to appraised value of security at time loan was consummated               59.50%

Number of Mortgage Investments in foreclosure status                                                     -0-
Amount of Mortgage Investments in foreclosure                                                            -0-

The following categories of mortgage investments are pertinent at December 31, 1998 and 1997:

                                                                          December 31,
                                                            -----------------------------------------
                                                                  1998                    1997
                                                            -----------------       -----------------

First Trust Deeds                                                $22,349,185             $17,103,865
Second Trust Deeds                                                 8,469,460               8,163,624
Third Trust Deeds                                                  1,087,313                  37,500
                                                            -----------------       -----------------
  Total mortgage investments                                      31,905,958              25,304,989
Prior liens due other lenders                                     26,411,096              24,224,566
                                                            -----------------       -----------------
  Total debt                                                     $58,317,054             $49,529,555
                                                            =================       =================

Appraised property value at time of loan                         $98,011,150             $88,714,541
                                                            =================       =================

Total investments as a percent of appraisals                          59.50%                  55.83%
                                                            =================       =================

Investments by Type of Property

Owner occupied homes                                              $6,450,199              $2,445,423
Non-Owner occupied homes                                           8,789,445               5,318,722
Apartments                                                         3,256,602               5,982,649
Commercial                                                        13,409,712              11,558,195
                                                            -----------------       -----------------
                                                                 $31,905,958             $25,304,989
                                                            =================       =================

The interest rates on the mortgage investments range from 8.00% to 14.00% at December 31, 1998.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     Scheduled maturity dates of mortgage investments as of December 31, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                    $11,815,481
                            2000                                      9,576,318
                            2001                                      5,540,542
                            2002                                      1,515,906
                            2003                                      1,336,291
                         Thereafter                                   2,121,420
                                                                ===============
                                                                    $31,905,958
                                                                ===============


     The scheduled maturities for 1999 include approximately $265,376 in Mortgage Investments which are past maturity at December 31, 1998. Interest payment on only one of these loans was delinquent.

     The cash balance at December 31, 1998 of $528,688 was in one bank with interest bearing balances totalling $492,951. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $428,688. This bank is the same financial institution that has provided the Partnership with the $8,000,000 limit line of credit. At December 31, 1998, draw down against this facility was $5,947,000. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.



SCHEDULE II AMOUNTS  RECEIVABLE  FROM  RELATED  PARTIES  AND  UNDERWRITERS,
PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                    Column B               Column C            Column D                   Column E
Name of Debtor              Balance Beginning      Additions                 Deductions            Balance at end of period
                            of period 12/31/97                          (1)            (2)           (1)            (2)
                                                                      Amounts        Amounts       Current      Not Current
                                                                     collected     written off             12/31/98

Redwood Mortgage Corp.        $1,386,693             $403,518        $133,580        $15,727          0          $1,640,904
                              ------------- --------------------- ---------------- ------------- ------------- ---------------

Total                         $1,386,693               $403,518      $133,580        $15,727          0          $1,640,904
                              ============= ===================== ================ ============= ============= ===============

     The above schedule represents the Formation Loan borrowed by Redwood Mortgage Corp. from the Partnership to pay for the selling commissions on units. It is an unsecured loan and will not bear interest. It will be repaid to the Partnership in ten annual installments as described in Note 1 A to the financial statements. The amount written off in column D (2) represents the proportionate amount of early withdrawal penalties allocated to the Formation Loan as provided in the prospectus.

                                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                    REDWOOD MORTGAGE INVESTORS VIII


Column A           Column B                        Column C                Column D           Column E
Description        Balance                         Additions               Deductions         Balance at
                                      ------------------------------------
                   beginning of             (1)                 (2)          Describe         End of Period
                   of period         Charged to          Charged
                                                         (credited) to
                                     Costs & Expenses    Other accounts -
                                                         Describe

Year Ended
12/31/98

Deducted from
Asset accounts:

Allowance for
Doubtful accts             $257,500            $156,573                   0                0         $414,073

Cumulative
write-down of
Real Estate
held for sale
(REO)                        $5,000              $6,396                   0                0          $11,396

                   ================= =================== =================== ================ ================
Totals                     $262,500            $162,969                   0                0         $425,469
                   ================= =================== =================== ================ ================

(a)  represents loss realized


SCHEDULE XII

                                                 MORTGAGE INVESTMENTS ON REAL ESTATE.
                                               RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B   Col. C    Col. D       Col. E         Col. F          Col. G          Col. H    Col. I    Col. J
Descp.    Interest Final     Periodic     Prior Liens    Face Amt. of    Carrying       Principal  Type of   Geographic
          Rate     Maturity  Payment                     Mortgage        amount of      amount     Lien      County
                   Date      Terms                       Investments     Mortgage       of                   Location
                                                         (original       Investments    Mortgage
                                                         amount)                        Investments
                                                                                        subject
                                                                                        to
                                                                                        Delinq.
                                                                                        Principal
                                                                                        or
                                                                                        Interest
========= ======== ========= ============ ============== =============== ============== ========== ========= =============

Comm        13.75  11/01/99     2,044.77     156,750.00      175,500.00     167,868.51       0.00   2nd mtg       Alameda
Comm        13.75  10/01/96       458.33           0.00       40,000.00      40,000.00       0.00   1st mtg   Santa Clara
Comm        12.00  09/01/03       848.61           0.00       82,500.00      80,397.94       0.00   1st mtg       Alameda
Comm        11.00  09/01/05       846.15     846,019.00       67,500.00      48,266.38       0.00   2nd mtg    Sacramento
Comm        12.00  11/01/98     2,057.23       5,635.00      200,000.00      35,656.54       0.00   2nd mtg San Francisco
Comm        10.00  12/01/98     1,689.33           0.00      192,500.00     189,719.44   8,446.65   1st mtg       Alameda
Comm        12.00  02/01/99     5,131.14           0.00      503,457.45     503,457.45       0.00   1st mtg   Santa Clara
Apts        11.00  11/01/99     1,980.58     713,917.00      200,000.00     196,026.80       0.00   2nd mtg   San Joaquin
Res         11.00  12/01/03     3,185.37   1,060,486.00      325,000.00     312,953.37       0.00   2nd mtg San Francisco
Res         11.00  04/01/99     4,999.70     775,649.00      525,000.00     514,203.86       0.00   2nd mtg  Contra Costa
Apts        11.00  04/01/05       330.09           0.00      400,000.00      33,333.33       0.00   1st mtg   San Joaquin
Comm        12.00  07/01/00     1,387.44           0.00      130,000.00     128,363.57       0.00   1st mtg        Fresno
Res         11.75  07/01/10       802.36      74,551.00       66,000.00      61,041.72       0.00   2nd mtg       Alameda
Apts        12.00  08/01/00     6,951.28   3,033,304.00      660,000.00     642,827.22       0.00   2nd mtg   San Joaquin
Comm        12.00  01/01/06     3,415.23           0.00      320,000.00     316,562.67       0.00   1st mtg   San Joaquin
Comm        11.75  02/01/99     1,018.34           0.00      104,000.00     103,935.80       0.00   1st mtg  Contra Costa
Comm        12.00  03/01/01       789.92           0.00       75,000.00      73,336.90       0.00   1st mtg     San Mateo
Comm        12.00  12/31/01    10,106.91   5,492,794.00      955,000.00   1,010,691.25       0.00   2nd mtg   Santa Clara
Res         11.00  04/01/06     1,039.81           0.00      105,000.00     103,234.28       0.00   1st mtg San Francisco
Comm        12.00  03/01/01       684.60      74,754.00       65,000.00      63,930.02       0.00   2nd mtg     San Mateo
Comm        12.00  02/01/99       186.00      46,800.00       18,000.00      18,000.00       0.00   2nd mtg   Santa Clara
Land        12.00  01/01/00    14,500.00     880,313.00    1,450,000.00   1,450,000.00  43,500.00   2nd mtg    Stanislaus
Comm        14.00  04/01/06    12,160.05           0.00      700,000.00     664,719.00       0.00   1st mtg San Francisco
Res         11.00  05/01/99       359.38   1,660,639.00       37,500.00      37,500.00       0.00   3rd mtg  Contra Costa
Comm        11.75  05/01/02     3,828.76           0.00      370,000.00     315,906.53       0.00   1st mtg     San Mateo
Res         12.00  06/01/99       500.00     262,342.00       50,000.00      50,000.00   1,000.00   2nd mtg       Alameda
Comm        12.00  07/01/02    10,500.00           0.00    1,350,000.00   1,050,000.00       0.00   1st mtg San Francisco
Res         11.00  07/01/00     1,787.50           0.00      195,000.00     195,000.00       0.00   1st mtg San Francisco
Res         12.00  01/01/99     6,726.86     350,000.00      712,500.00     679,413.15       0.00   2nd mtg      Monterey
Res         10.00  07/01/00     5,068.88           0.00      579,300.00     579,300.00       0.00   1st mtg San Francisco
Comm        12.00  10/01/02     1,562.50           0.00      150,000.00     150,000.00       0.00   1st mtg San Francisco
Res         11.00  04/01/99    11,661.04     579,300.00    1,320,000.00   1,229,459.90       0.00   2nd mtg San Francisco
Apts        11.00  10/01/99    18,944.44           0.00    2,200,000.00   2,000,000.00       0.00   1st mtg     San Mateo
Comm        11.00  10/01/07     6,190.11           0.00      650,000.00     646,554.51       0.00   1st mtg San Francisco
Res          8.00  11/01/27     1,834.42           0.00      250,000.00     247,707.97       0.00   1st mtg     San Mateo
Res         12.00  05/01/99    11,310.80           0.00    2,400,000.00   1,178,418.38       0.00   1st mtg San Francisco
Comm        12.00  01/01/03     9,736.79           0.00    1,075,000.00     942,939.03       0.00   1st mtg       Alameda
Res         11.00  01/01/00     9,361.09           0.00      945,300.00     945,300.00       0.00   1st mtg       Alameda
Land        11.00  09/01/99     3,354.17           0.00      350,000.00     350,000.00       0.00   1st mtg    Stanislaus
Res         11.00  05/01/00     3,226.67           0.00      352,000.00     352,000.00       0.00   1st mtg San Francisco
Res         12.00  04/01/00     8,940.00   1,500,000.00      894,000.00     894,000.00  17,880.00   3rd mtg         Marin
Comm        12.00  12/01/99     3,000.00   1,124,681.00      300,000.00     300,000.00       0.00   2nd mtg  Contra Costa
Land        11.00  12/01/00    10,273.34           0.00    1,072,000.00   1,072,000.00       0.00   1st mtg    Stanislaus
Land        11.00  07/01/99    11,720.99   3,143,154.00    1,515,000.00   1,237,406.63       0.00   2nd mtg San Francisco
Apts        12.00  08/01/99     3,771.25           0.00      390,000.00     384,414.93       0.00   1st mtg         Marin
Res         11.00  03/01/00     1,126.59   2,122,800.00      950,700.00     155,812.76       0.00   3rd mtg San Francisco
Res         12.00  09/01/01    12,778.56           0.00    1,137,500.00   1,242,583.71       0.00   1st mtg San Francisco


Col. A    Col. B   Col. C    Col. D       Col. E         Col. F          Col. G         Col. H     Col. I    Col. J
Descp.    Interest Final     Periodic     Prior Liens    Face Amt. of    Carrying       Principal  Type of   Geographic
          Rate     Maturity  Payment                     Mortgage        amount of      amount     Lien      County
                   Date      Terms                       Investments     Mortgage       of                   Location
                                                         (original       Investments    Mortgage
                                                         amount)                        Investments
                                                                                        subject
                                                                                        to
                                                                                        Delinq.
                                                                                        Principal
                                                                                        or
                                                                                        Interest
========= ======== ========= ============ ============== =============== ============== ========== ========= =============

Res         11.00  10/01/01    22,916.66           0.00    2,500,000.00   2,500,000.00       0.00   1st mtg    Stanislaus
Res         11.00  05/01/00     8,720.83           0.00      910,000.00     910,000.00       0.00   1st mtg San Francisco
Res         11.00  06/01/00    11,068.75   1,320,000.00    1,155,000.00     185,565.98       0.00   2nd mtg San Francisco
Res         10.00  11/01/00     1,750.00     277,207.50      210,000.00      76,415.33       0.00   2nd mtg     San Mateo
Res         11.00  05/01/00     9,132.92     910,000.00      953,000.00     189,733.54       0.00   2nd mtg San Francisco
Comm        11.00  12/01/00    16,500.00           0.00    1,800,000.00   1,800,000.00       0.00   1st mtg   Santa Clara
Res         10.87  12/01/99    23,562.50           0.00    2,600,000.00   2,600,000.00       0.00   1st mtg     San Mateo
Comm        11.50  12/05/01     6,229.17           0.00      650,000.00     650,000.00       0.00   1st mtg    Stanislaus
                             ------------ -------------- --------------- --------------
                             $334,058.21  $26,411,095.50 $37,383,257.45  $31,905,958.40

Notes:

     None of the above Mortgage Investments is considered impaired. Therefore, none of them has been written down. The allowance for doubtful accounts includes $370,073 relating to the above Mortgage Investments and accrued interest receivable and advances related thereto.

     Amounts reflected in column G (carrying amount of Mortgage Investments) represents both cost and the tax basis of the loans.

Schedule XII

Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1998                  1997                 1996
                                            ---------------       ---------------      ---------------

Balance at beginning of year                   $25,304,989           $15,642,990          $12,047,252
                                            ---------------       ---------------      ---------------
Additions during period:
  New Mortgage Investments                      20,863,807            19,941,336           13,148,944
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions               20,863,807            19,941,336           13,148,944
                                            ---------------       ---------------      ---------------


Deductions during period:
  Collections of principal                      14,262,838            10,279,337            9,019,190
  Foreclosures                                           0                     0              534,016
  Cost of Mortgage Investments sold                      0                     0                    0
  Amortization of Premium                                0                     0                    0
  Other                                                  0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Deductions              14,262,838            10,279,337            9,553,206
                                            ---------------      ---------------       ---------------

Balance at close of year                       $31,905,958           $25,304,989          $15,642,990
                                            ===============       ===============      ===============


SCHEDULE IX

                                                         SHORT TERM BORROWINGS
                                             REDWOOD MORTGAGE INVESTORS VIII - RULE 12-10



Column A                Column B         Column C            Column D              Column E            Column F
Category of Aggregate   Balance at End   Weighted Average    Maximum Amount        Average Amount      Weighted Average
Short-Term Borrowings   of Period        Interest Rate       Outstanding           Outstanding         Interest Rate
                                                                                                       during
                                                             During the Period     During the Period   the period
----------------------- ---------------- ------------------- --------------------- ------------------- -------------------


Year-Ended 12/31/98     $5,947,000             8.92%              $6,547,000           $5,757,315            8.92%


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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation          Description of Compensation and Services             Amount
                                                       Rendered
------------------------------------- -------------------------------------------- -------------------------

I. Redwood Mortgage.                 Mortgage   Servicing   Fee   for   servicing
                                     Mortgage Investments ......................          $295,052


General Partners &/or Affiliate      Asset Management Fee for managing assets              $31,651

General Partners                     1% interest in profits.....................           $22,741

                                     Less allocation of syndication costs........            1,983
                                                                                           $20,758


II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO
THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage      Mortgage Brokerage  Commissions for services in connection with the  review,  selection,  evaluation,  negotiation,
                      and  extension  of the Mortgage  Investments paid
                      by the borrowers and not by the Partnership      $604,836

Redwood Mortgage      Processing   and  Escrow  Fees  for  services  in
                      connection  with  notary,  document  preparation,
                      credit investigation,  and escrow fees payable by
                      the      borrowers     and     not     by     the
                      Partnership                                       $13,813


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                    $67,453

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

C.       See A (3) above.

     D. See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration Statement) to pages 94 through 97, revised Prospectus dated December 4, 1996, Supplement No. 3 dated November 26, 1997,and Supplement No. 4 dated April 24, 1998 for financial data related to Gymno Corporation, a General Partner.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 24th day of March, 1999.


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


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 24th day of March, 1999.


Signature                              Title                           Date


/S/ D. Russell Burwell
---------------------------------
D. Russell Burwell                 General Partner                March 24, 1999


/S/ Michael R. Burwell
---------------------------------
Michael R. Burwell                 General Partner                March 24, 1999



/S/ D. Russell Burwell
---------------------------------
D. Russell Burwell             President of Gymno Corp.,          March 24, 1999
                              (Principal Executive Officer);
                              Director of Gymno Corporation


/S/ Michael R. Burwell
---------------------------------
Michael R. Burwell            Secretary/Treasurer of Gymno        March 24, 1999
                            Corporation (Principal Financial
                                 and Accounting Officer);
                              Director of Gymno Corporation