Form 10-Q
period 1999-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1999-08-06
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                 June 30, 1999
---------------------- ----------------------------------- ---------------------
Commission file number             333-13113
---------------------- ----------------------------------- ---------------------

                         REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)
CALIFORNIA                                                       94-3158788
-------------------------------------- -----------------------------------------
(State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization)                              Identification No.

               650 El Camino Real, Suite G, Redwood City, CA 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

YES                    NO                         NOT APPLICABLE             XX
   ----------            -------------                               -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

                                     ASSETS

                                                                    Jun 30, 1999          Dec 31, 1998
                                                                     (unaudited)            (audited)
                                                                   ----------------      ----------------

Cash                                                                    $1,201,576              $528,688
                                                                   ----------------      ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                       38,260,998            31,905,958
  Accrued Interest on Mortgage Investments                                 499,143               459,418
  Advances on Mortgage Investments                                         213,328               211,145
  Accounts receivables, unsecured                                           49,041                48,849
                                                                   ----------------      ----------------
                                                                        39,022,510            32,625,370

  Less allowance for doubtful accounts                                     618,930               414,073
                                                                   ----------------      ----------------
                                                                        38,403,580            32,211,297
                                                                   ----------------      ----------------

Real Estate owned, acquired through foreclosure,
 held for sale                                                                   0                66,000
Investment in limited liability corporation, at cost which
  approximates market                                                      356,358               304,139
Prepaid expense-deferred loan fee                                            7,417                11,835
                                                                   ----------------      ----------------

                                                                       $39,968,931           $33,121,959
                                                                   ================      ================



See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                       BALANCE SHEETS
                                               DECEMBER 31, 1998 (audited) AND
                                                  JUNE 30, 1999 (unaudited)


                                              LIABILITIES AND PARTNERS' CAPITAL

                                                                         Jun 30, 1999        Dec 31, 1998
                                                                         (unaudited)           (audited)
                                                                        ---------------     ----------------

Liabilities:
  Accounts payable and accrued expenses                                             $0               $2,500
  Note payable - bank line of credit                                         8,000,000            5,947,000
  Deferred interest income                                                     536,460              124,805
  Subscriptions to partnership in applicant status                             606,870                    0
                                                                        ---------------     ----------------
                                                                             9,143,330            6,074,305
                                                                        ---------------     ----------------

Partners' Capital:
     Limited partners' capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $374,558 and
          $353,875 for June 30, 1999 and December 31, 1998,
          respectively:
          and Formation Loan receivable of $1,826,600 and $1,640,904
          for June 30, 1999 and December 31, 1998, respectively             30,803,486           27,025,331

     General Partners' Capital, net of unallocated syndication costs of $3,782 and $3,574 for  June 30, 1999 and December 31,
          1998, respectively                                                    22,115               22,323
                                                                        ---------------     ----------------

                     Total Partners' Capital                                30,825,601           27,047,654
                                                                        ---------------     ----------------

                     Total Liabilities and Partners' Capital               $39,968,931          $33,121,959
                                                                        ===============     ================


See accompanying notes to financial statements.


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                    STATEMENTS OF INCOME
                            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)

                                                       6 mos.            6 mos. ended        3 mos. ended        3 mos. ended
                                                        ended
                                                    June 30, 1999        June 30, 1998      June 30, 1999       June 30, 1998
                                                     (unaudited)          (unaudited)        (unaudited)         (unaudited)
                                                    ==============       ==============     ===============     ===============

Revenues:

  Interest on Mortgage Investments                      $2,117,328         $1,552,039           $1,158,863            $793,108
  Interest on bank deposits                                  2,949              5,058                1,670               1,480
  Late charges                                              12,628             12,045                9,303              10,115
  Miscellaneous                                              1,107                422                  601                 222
                                                  -----------------       ------------     ----------------     ---------------
                                                         2,134,012          1,569,564            1,170,437             804,925
                                                  -----------------       ------------     ----------------     ---------------
Expenses:

 Mortgage servicing fees                                   216,337            133,196              133,195              67,822
 Interest on note payable - bank                           298,053            242,087              166,833             121,787
 Amortization of loan origination fees                       4,418              5,043                2,209               2,521
 Provision for doubtful accounts and
    losses on real estate acquired through                 193,461             36,445              131,899              36,015
foreclosure
 Asset management fees -  General Partners                  19,123             14,688                9,964               7,579
 Amortization of organization costs                              0              1,250                    0                 625
 Clerical costs through Redwood Mortgage Corp.              39,293             32,169               20,107              16,242
 Professional services                                      29,820             24,311               18,258               2,085
 Printing, supplies and postage                              2,165              2,326                1,573               1,196
 Other                                                       5,833              6,859                  543                 500
                                                  -----------------       ------------     ----------------     ---------------
                                                           808,503            498,374              484,581             256,372
                                                  -----------------       ------------     ----------------     ---------------

Income before interest credited to partners
     in applicant status                                 1,325,509          1,071,190              685,856             548,553

Income credited to partners in applicant status              1,048              3,384                  585               1,858
                                                  -----------------       ------------     ----------------     ---------------

Net Income                                              $1,324,461         $1,067,806             $685,271            $546,695
                                                  =================       ============     ================     ===============

Net Income: to General Partners (1%)                       $13,245            $10,678               $6,853              $5,467
                     to Limited Partners (99%)           1,311,216          1,057,128              678,418             541,228
                                                  =================       ============     ================     ===============
                                                        $1,324,461         $1,067,806             $685,271            $546,695
                                                  =================       ============     ================     ===============

Net income for $1,000 invested by Limited
   Partners  for entire period:
  - where income is reinvested and compounded               $41.17             $41.17               $20.37              $20.38
                                                  =================       ============     ================     ===============
  - where Partner received income in
    monthly distributions                                   $40.48             $40.48               $20.24              $20.24
                                                  =================       ============     ================     ===============






See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1999 (unaudited)

                                                                                  PARTNERS' CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS' CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated       Formation
                                           Applicant          Limited       Syndication         Loan
                                            Status           Partners          Costs         Receivable          Total
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1995                 $      0      $11,784,937      $(322,677)        $(775,229)     $10,687,031

Contributions on Application                 4,172,718                0               0                 0               0
Formation Loan increases                             0                0               0         (314,996)       (314,996)
Formation Loan payments                              0                0               0             8,961           8,961
Interest   credited   to   partners  in          2,618                0               0                 0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (863)                0               0                 0               0
    Transfers to Partners' capital         (3,863,536)        3,859,312               0                 0       3,859,312

Net Income                                           0        1,218,598               0                 0       1,218,598
Syndication costs incurred                           0                0       (212,542)                 0       (212,542)
Allocation of syndication costs                      0        (116,523)         116,523                 0               0
Partners' withdrawals                                0        (553,027)               0                 0       (553,027)
Early withdrawal penalties                           0         (12,108)           4,506             7,558            (44)
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1996                 $310,937      $16,181,189     $ (414,190)     $ (1,073,706)     $14,693,293

Contributions on Application                 5,251,969                0               0                 0               0
Formation Loan increases                             0                0               0         (420,510)       (420,510)
Formation Loan payments                              0                0               0            98,999          98,999
Interest   credited   to   partners  in          9,562                0               0                 0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,849)                0               0                 0               0
    Transfers to Partners' capital         (5,570,619)        5,565,372               0                 0       5,565,372

Net Income                                           0        1,780,968               0                 0       1,780,968
Syndication costs incurred                           0                0       (188,517)                 0       (188,517)
Allocation of syndication costs                      0        (166,023)         166,023                 0               0
Partners' withdrawals                                0        (614,837)               0                 0       (614,837)
Early withdrawal penalties                           0         (13,261)           4,690             8,524            (47)
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1997                       $0      $22,733,408      $(431,994)      $(1,386,693)     $20,914,721

Contributions of Application                 5,105,559                0               0                 0               0
Formation Loan increases                             0                0               0         (403,518)       (403,518)
Formation Loan payments                              0                0               0           133,580         133,580
Interest   credited   to   partners  in          4,454                0               0                 0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                         (1,553)                0               0                 0               0
    Transfers to Partners' capital         (5,108,460)        5,103,359               0                 0       5,103,359

Net Income                                           0        2,251,387               0                 0       2,251,387
Syndication costs incurred                           0                0       (126,453)                 0       (126,453)
Allocation of syndication costs                      0        (196,317)         196,317                 0               0
Partners' withdrawals                                0        (847,661)               0                 0       (847,661)
Early withdrawal penalties                           0         (24,066)           8,255            15,727            (84)
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1998                   $    0      $29,020,110      $(353,875)      $(1,640,904)     $27,025,331
See accompanying notes to financial statements

(continued on next page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1999 (unaudited)

                                                                                  PARTNERS' CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS' CAPITAL
                                                            --------------------------------------------------------------

                                                              Capital
                                          Partners In         Account       Unallocated       Formation
                                           Applicant          Limited       Syndication         Loan
                                            Status           Partners          Costs         Receivable          Total
                                         --------------     ------------    ------------    --------------    ------------

Balances at December 31, 1998                   $    0      $29,020,110      $(353,875)      $(1,640,904)     $27,025,331

Contributions on Application                 3,939,708                0               0                 0               0
Formation Loan increases                             0                0               0         (279,215)       (279,215)
Formation Loan payments                              0                0               0            80,597          80,597
Interest   credited   to   partners  in          1,048                0               0                 0               0
applicant status

Upon admission to Partnership:
    Interest withdrawn                           (371)                0               0                 0               0
    Transfers to Partners' capital         (3,333,515)        3,333,515               0                 0       3,333,515

Net Income                                           0        1,311,216               0                 0       1,311,216
Syndication costs incurred                           0                0        (90,221)                 0        (90,221)
Allocation of syndication costs                      0         (62,756)          62,756                 0               0
Partners' withdrawals                                0        (577,668)               0                 0       (577,668)
Early withdrawal penalties                           0         (19,773)           6,782            12,922            (69)
                                         --------------     ------------    ------------    --------------    ------------

Balances at June 30, 1999                     $606,870      $33,004,644      $(374,558)      $(1,826,600)     $30,803,486
                                         ==============     ============    ============    ==============    ============



See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1999 (unaudited)

                                                                       PARTNERS' CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS' CAPITAL
                                         ----------------------------------------------------------

                                            Capital            Unallocated                                  Total
                                            Account            Syndication             Total              Partners'
                                            General               Costs                                    Capital
                                            Partners
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1995                   $11,325             $(3,258)                $8,067         $10,695,098

Contributions on Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (314,996)
Formation loan payments                                                                                          8,961
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                4,224                    0                 4,224           3,863,536

Net Income                                       12,309                    0                12,309           1,230,907
Syndication costs incurred                            0              (2,147)               (2,147)           (214,689)
Allocation of syndication costs                 (1,177)                1,177                     0                   0
Partners' withdrawals                          (11,132)                    0              (11,132)           (564,159)
Early withdrawal penalties                            0                   44                    44                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1996                   $15,549            $ (4,184)               $11,365         $14,704,658

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (420,510)
Formation Loan payments                               0                    0                     0              98,999
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                5,247                    0                 5,247           5,570,619

Net Income                                       17,990                    0                17,990           1,798,958
Syndication costs incurred                            0              (1,904)               (1,904)           (190,421)
Allocation of syndication costs                 (1,677)                1,677                     0                   0
Partners' withdrawals                          (16,313)                    0              (16,313)           (631,150)
Early withdrawal penalties                            0                   47                    47                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1997                   $20,796             $(4,364)               $16,432         $20,931,153

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (403,518)
Formation Loan payments                               0                    0                     0             133,580
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                5,101                    0                 5,101           5,108,460

Net Income                                       22,741                    0                22,741           2,274,128
Syndication costs incurred                            0              (1,277)               (1,277)           (127,730)
Allocation of syndication costs                 (1,983)                1,983                     0                   0
Partners' withdrawals                          (20,758)                    0              (20,758)           (868,419)
Early withdrawal penalties                            0                   84                    84                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at December 31, 1998                   $25,897             $(3,574)               $22,323         $27,047,654


See accompanying notes to financial statements

(continued on next page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                       THE SIX MONTHS ENDED JUNE 30, 1999 (unaudited)

                                                                       PARTNERS' CAPITAL
                                         ------------------------------------------------------------------------------
                                                          GENERAL PARTNERS' CAPITAL
                                         -------------------------------------------------------------

                                            Capital            Unallocated                                  Total
                                            Account            Syndication             Total              Partners'
                                            General               Costs                                    Capital
                                            Partners
                                         ---------------     ----------------     -----------------    ----------------
Balances at December 31, 1998                   $25,897             $(3,574)               $22,323         $27,047,654

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (279,215)
Formation Loan payments                               0                    0                     0              80,597
Interest   credited   to   partners  in               0                    0                     0                   0
applicant status

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                    0                    0                     0           3,333,515

Net Income                                       13,245                    0                13,245           1,324,461
Syndication costs incurred                            0                (911)                 (911)            (91,132)
Allocation of syndication costs                   (634)                  634                     0                   0
Partners' withdrawals                          (12,611)                    0              (12,611)           (590,279)
Early withdrawal penalties                            0                   69                    69                   0
                                         ---------------     ----------------     -----------------    ----------------

Balances at June 30, 1999                       $25,897             $(3,782)               $22,115         $30,825,601
                                         ===============     ================     =================    ================



See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)

                                                                   Jun 30, 1999         Jun 30, 1998
                                                                  ----------------     ---------------
                                                                    (unaudited)         (unaudited)
                                                                  ----------------     ---------------
Cash flows from operating activities:
  Net income                                                           $1,324,461          $1,067,806
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                          0               1,250
    Provision for doubtful accounts.                                      193,461              36,445
    Provision for losses (gains) on real estate held for sale                   0                   0
    Increase (decrease) in accounts payable                               (2,500)             (3,355)
    (Increase) in accrued interest & advances                            (41,908)              77,335
    (Increase) decrease in amount due from related companies                    0               2,999
    (Increase) decrease in deferred loan fee                                4,418               5,043
    Increase (decrease ) in deferred interest income                      411,655            (83,066)
                                                                  ----------------
                                                                                       ---------------

      Net cash provided by operating activities                         1,889,587           1,104,457
                                                                  ----------------     ---------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                         7,403,545           4,606,287
    Mortgage Investments made                                        (13,758,585)         (7,507,999)
    Disposition of real estate held for sale                               77,063                   0
    Additions to real estate held for sale                                (1,886)               (669)
    Additions to Limited Liability Corporation                           (50,000)            (40,000)
    Accounts receivables, unsecured - (disbursements) receipts              (192)               (978)
                                                                  ----------------     ---------------

      Net cash used in investing activities                           (6,330,055)         (2,943,359)
                                                                  ----------------     ---------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                             2,053,000             360,000
   Contributions by partner applicants                                  3,939,708           1,994,920
   Interest credited to partners in applicant status                        1,048               3,384
   Interest withdrawn by partners in applicant status                       (371)             (1,247)
   Partners withdrawals                                                 (590,279)           (382,436)
   Syndication costs incurred                                            (91,132)            (77,806)
   Formation Loan increases                                             (279,215)           (157,578)
   Formation Loan collections                                              80,597              69,916
                                                                  ----------------     ---------------

      Net cash provided by financing activities                         5,113,356           1,809,153
                                                                  ----------------     ---------------

Net increase (decrease) in cash and cash equivalents                      672,888            (29,749)

Cash - beginning of period                                                528,688             663,159
                                                                  ----------------     ---------------

Cash - end of period                                                   $1,201,576            $633,410
                                                                  ================     ===============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At June 30, 1999, the Partnership was in the offering stage, wherein contributed capital totalled $29,529,843 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (295,298.43). As of that date, $606,870 remained in applicant status.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000) As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A.  Sales  Commissions  -  Formation  Loan

     Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., an affiliate of the General Partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing.

     The Formation Loan relating to the initial $15,000,000 offering totalled $1,074,840, which was 7.2% of limited partners contributions of $14,932,017 (under the limit of 9.1% relative to the initial offering). It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996.

     The Formation Loan relating to the second offering  ($30,000,000)  totalled
$1,118,628 at June 30, 1999, which was 7.7% of the limited partners contributions of $14,597,826. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

The following summarizes Formation Loan transactions to June 30, 1999:

                             Initial          Subsequent
                           Offering of        Offering of             Total
                           $15,000,000        $30,000,000
                         ---------------    ---------------      ---------------

Limited Partner
contributions                $14,932,017        $14,597,826          $29,529,843
                         ===============    ===============      ===============

Formation Loan made           $1,074,840          1,118,628            2,193,468
Payments to date               (239,157)           (82,979)            (322,136)
Early withdrawal penalties
applied                         (44,732)                 0              (44,732)
                         ---------------    ---------------      ---------------

Balance June 30, 1999           $790,951        $1,035,649            $1,826,600
                         ===============    ===============      ===============

Percent loaned of Partners'
contributions                       7.2%              7.7%                  7.4%
                         ===============    ===============      ===============

     The Formation Loan, which is receivable from Redwood Mortgage Corp., an affiliate of the General Partners, has been deducted from Limited Partners' Capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

     B. Other  Organizational and Offering Expenses

     Organizational  and  offering  expenses,   other  than  sales  commissions,
(including printing costs, attorney and accountant fees, registration and filing fees and other costs), will be paid by the Partnership.

     Through June 30, 1999,  organization costs of $12,500 and syndication costs
of  $1,079,893  had  been  incurred  by  the  Partnership   with  the  following
distribution:

                                    Syndication     Organization
                                          Costs            Costs           Total
                                ---------------  --------------- ---------------

Costs incurred                       $1,079,893          $12,500      $1,092,393
Early withdrawal penalties applied     (24,641)                0        (24,641)
Allocated and amortized to date       (676,912)         (12,500)       (689,412)

                                ---------------  ---------------- --------------

June 30, 1999 balance                  $378,340              $0         $378,340
                                ===============  ================ ==============

     Organization and syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totalled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

     As of June 30, 1999, syndication costs attributable to the subsequent offering ($30,000,000) totalled $510,028, with the costs of the offering document being greater at the initial stages. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

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

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a Mortgage Investment, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was essentially the valuation method previously used on impaired loans.

     At June 30, 1999, December 31, 1998, and December 31, 1997, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the loans were consummated was 60.82%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At June 30, 1999, there was no such property.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

     Effective January 1, 1996, the Partnership adopted the provisions of Statement No 121 (SFAS 121) of the Financial Accounting Standards Board, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of". The adoption of SFAS 121 did not have a material impact on the Partnershi's financial position because the methods indicated were essentially those previously used by the Partnership.

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

H. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, and filing fees. Organizational costs have been capitalized and were amortized over a five year period. Syndication costs are charged against partners' capital and are being allocated to individual partners consistent with the partnership agreement.

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, Other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1999, December 31, 1998, and 1997 was as follows:


                                     June 30,      December 31,     December 31,
                                      1999            1998              1997
                                  ------------    -------------    -------------

Impaired Mortgage Investments               $0               $0               $0
Other Mortgage Investments             574,930          370,073          213,500
Accounts receivable, unsecured          44,000           44,000           44,000
                                  ------------    =============    =============
                                      $618,930         $414,073         $257,500
                                  ============    =============    =============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

J. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited Partners' pro rata share of Partners' Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership. In 1998, Mortgage Investment brokerage commissions paid by the borrowers was $604,836 and for the six months through June 30, 1999 was $320,782.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $216,337, $295,052, $189,692 and $155,912 were incurred for the six months period ended June 30, 1999, and for the years 1998, 1997 and 1996 respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $19,123, $31,651, $24,966 and $17,053 were incurred for the six months period ended June 30, 1999, and for years 1998, 1997, and 1996, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

F. Operating Expenses

     The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. Such reimbursements are reflected as expenses in the Statement of Income.

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to limited Partner capital. As of June 30, 1999 a General Partner, GYMNO Corporation, had contributed $25,588, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Applicant Status

     Subscription funds received from purchasers of units are not admitted to the Partnership until appropriate lending opportunities are available. During the period prior to the time of admission, which is anticipated to be between 1-120 days in most cases, purchasers' subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnership's Mortgage Investment portfolio.

     During the six months period ending June 30, 1999, and for the years ending December 31, 1998, 1997, and 1996, interest totalling $1,048, $4,454, $9,562 and
$2,618 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.


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

C. Election to Receive Monthly, Quarterly or Annual Distributions

     Upon subscriptions, investors elect either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

D. Profits and Losses

     Profits and losses are allocated among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)


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

     Limited Partners will also have the right after five years from the date of purchase of the Units to withdraw from the Partnership on an installment basis, generally over a five year period in twenty (20) quarterly installments or longer. Once this five year period expires, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer.
Notwithstanding the five-year (or longer) withdrawal period, the General Partners will liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn pursuant to the five-year (or longer) withdrawal period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partner's capital is restricted to the availability of Partnership cash flow.

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring September 30, 2000, of up to $8,000,000 at .5% over prime secured by its Mortgage Investment portfolio. The note payable balances were $8,000,000, $5,947,000 and $5,640,000 at June 30, 1999, December 31, 1998, and 1997, respectively, and the interest rate was 8.25% at June 30, 1999, (7.75% prime plus .50%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership. The Corporation will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                        June 30,        Dec. 31,       Dec. 31,
                                         1999             1998            1997
                                --------------   -------------     -------------

Net assets - Partners' Capital
 per financial statements            $30,825,601     $27,047,654     $20,931,153

Unamortized syndication costs            378,340         357,449         436,358
Allowance for doubtful accounts          618,930         414,073         257,500
Formation Loans receivable             1,826,600       1,640,904       1,386,693
                                 ---------------  --------------  --------------
Net assets tax basis                 $33,649,471     $29,460,080     $23,011,704
                                 ===============  ==============  ==============

     In 1998 and 1997, approximately 61% of taxable income was allocated to tax exempt organizations, i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INVESTMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The carrying value of Mortgage Investments (see note 2(c) is $38,260,998. The fair value of these investments of $36,242,172 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                            JUNE 30, 1999 (unaudited)


NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At June 30, 1999, there were 59 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    59
Total Mortgage Investments outstanding                               $38,260,998

Average Mortgage Investment outstanding                                 $648,491
Average Mortgage Investment as percent of to                               1.69%
Average Mortgage Investment as percent of Partners' Capital                2.10%

Largest Mortgage Investment outstanding                               $2,600,000
Largest Mortgage Investment as percent of total                            6.80%
Largest Mortgage Investment as percent of Partners' Capital                8.43%

Number of counties where security is located (all California)                 12
Largest percentage of Mortgage Investments in one county                  28.13%
Average Mortgage Investment to appraised value of security at
time Mortgage Investment was consummated                                  60.82%

Number of Mortgage Investments in foreclosure status                           0
Amount of Mortgage Investments in foreclosure                                 $0


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1998 (audited) AND
                                                 JUNE 30, 1999 (unaudited)


The following categories of mortgage investments are pertinent at June 30, 1999, December 31, 1998 and 1997:

                                                   June 30             December 31           December 31
                                               ----------------      ----------------      -----------------
                                                    1999                  1998                   1997
                                               ----------------      ----------------      -----------------

First Trust Deeds                                  $23,865,584           $22,349,185            $17,103,865
Second Trust Deeds                                  10,506,762             8,469,460              8,163,624
Third Trust Deeds                                    3,888,652             1,087,313                 37,500
                                               ----------------      ----------------      -----------------
  Total mortgage investments                        38,260,998            31,905,958             25,304,989
Prior liens due other lenders                       29,548,502            26,411,096             24,224,566
                                                                     ----------------      -----------------
                                               ================
  Total debt                                       $67,809,500           $58,317,054            $49,529,555
                                               ================      ================      =================

Appraised property value at time of loan          $111,498,316           $98,011,150            $88,714,541
                                               ================      ================      =================

Total investments as a percent of appraisals            60.82%                59.50%                 55.83%
                                               ================      ================      =================

Investments by Type of Property

Owner occupied homes                                $7,038,159            $6,450,199             $2,445,423
Non-Owner occupied homes                             8,261,100             8,789,445              5,318,722
Apartments                                           4,480,808             3,256,602              5,982,649
Commercial                                          18,480,931            13,409,712             11,558,195
                                               ================      ================      =================
                                                   $38,260,998           $31,905,958            $25,304,989
                                               ================      ================      =================

     The interest rates on the mortgage investments range from 8.00% to 14.00% at June 30, 1999

     Scheduled maturity dates of mortgage investments as of June 30, 1999 are as follows:

                        Year Ending
                        December 31,
                     -------------------
                            1999                                      $7,741,728
                            2000                                      11,809,664
                            2001                                      13,408,319
                            2002                                       1,776,798
                            2003                                       1,496,009
                         Thereafter                                    2,028,480
                                                                  ==============
                                                                     $38,260,998
                                                                  ==============

     The scheduled maturities for 1999 include approximately $1,739,209 in seven Mortgage Investments which were past maturity at June 30, 1999. The interest payment on two of these Mortgage Investments were more than 90 days late.

     The cash balance at June 30, 1999, of $1,201,576 was in one bank with interest bearing balances totalling $1,091,658. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $1,101,576. This bank is the same financial institution that has provided the Partnership with the $8,000,000 limit line of credit. At June 30, 1999, draw down against this facility was $8,000,000 and the interest payment was current.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On June 30, 1999, the Partnership was in the offering stage of its second offering, ($30,000,000). Contributed capital totalled $14,932,017 for the first offering and $14,597,826 for the second offering an aggregate of $29,529,843 (Limited Partners) as of June 30, 1999. Of this amount, $606,870 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

     At June 30, 1999, the Partnership's Mortgage Investments outstanding totalled $38,260,998. The primary reason for an increase in Mortgage Investments Outstanding from $6,484,707 in 1994, to $12,047,252 in 1995, to $15,642,990 in
1996, to  $25,304,989  in 1997, to $31,905,958 in 1998, and to $38,260,998 as of
June 30, 1999, was the additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners' Capital contributions have totalled $4,508,824, $3,834,799, $3,863,536, $5,565,372, $5,100,458, and $3,939,708 and the
reinvestment of earnings by Limited Partners who have elected to reinvest earnings have totalled $239,956, $524,988, $800,218, $1,119,465, $1,440,687 and
$945,644 for the years ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, and six months through June 30, 1999 respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1994, 1995, 1996, 1997, 1998 and six months ending June 30, 1999 to $480,110, $1,031,029, $1,718,208,
$2,613,008, $3,376,293 and $2,117,328 respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of June 30, 1999, distributed earnings at an average annualized yield of 8.36%.

     Currently, mortgage interest rates have decreased from those prevalent at the inception of the Partnership. New Mortgage Investments will be originated at these lower interest rates which could reduce the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

     In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and since it's inception has increased the limit from $3,000,000 to $8,000,000. For the years ended December 31, 1996, 1997, 1998, and six months through June 30, 1999, interest on Note Payable-Bank was $188,638, $340,633, $513,566 and $298,053 respectively. From 1997 through
June 30, 1999, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. As of June 30, 1999 the Partnership has borrowed $8,000,000 at an interest rate of prime + 1/2%. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of June 30, 1999, the balance remained at $8,000,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-two years. Mortgage servicing fees increased from $155,912 to $189,692 to $295,052 and to $216,337 for the years ended December 31, 1996, 1997, 1998 and six months through June 30, 1999. The mortgage servicing fees increased primarily due to increase in the outstanding Mortgage Investment portfolio. Asset Management fees increased from $17,053 to $24,966 to $31,651 and to $19,123 for the years ended December 31, 1996, 1997, 1998, and six months through June 30, 1999 respectively. The Asset Management fee increase was due primarily to the increased Partner's capital which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Currently no foreclosures exist. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

     The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1996, 1997, 1998 and six months through June 30, 1999, the Partnership made provisions for doubtful accounts of $55,383, $139,804, $162,969 and $193,461 respectively. These provisions for doubtful accounts were made out to guard against collection losses. The provision for doubtful accounts as of June 30, 1999, of $618,930 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     The May 1999 issue of "Economic Advisory Council", published by the California Chamber of Commerce, said the following about the California economy:

     "The state's economy continued to grow at a solid pace in early 1999 and, despite a few areas of emerging weakness, will have another above average year in 1999. Last year, payroll employment rose 3.6 percent - the biggest annual gain of the 1990's. This year, it looks like employment will be up an impressive 3 percent to 3.5 percent. The better-than-expected situation results from three main factors:"

     "First, the Asian economic and financial crisis didn't hit California's economy as badly as feared and now appears to be stabilizing or even turning up."
     "Second, the U.S. economy has been stronger than had been expected. It expanded at about a 4 percent rate in 1998 in real terms and continued to maintain good momentum into 1999."

     "Third, after some volatility, the financial markets continued to perform well, which gave a high level of confidence on which to base buying and investment decisions. Given that confidence, consumers and business continued to buy and invest."

     "One measure of the strong growth within the state is that payroll tax withholding was 14.5 percent higher in the first quarter of 1999 than it was four quarters ago. That very large gain is reflective of the strong labor markets, good profitability that fed bonuses and big gains in equities markets that were realized through stock options."

"Within the state, growth varies by regions."

     "The southern metropolitan areas (San Diego, Orange, Riverside and San Bernardino counties) were very strong in 1998. Weakness in aerospace will be a negative influence, but booming construction should be a major stimulus."

     "Los Angeles continues to expand, but at a slower pace than the state. It is losing some of its apparel manufacturing to lower cost venues."

     "The San Francisco Bay Area has very tight labor markets and, though the high technology manufacturing is not too strong, the software industry is very robust."

High Technology

     "This key industry is seeing the leading signs of better times. Asia is coming back, in terms of orders, and there is now a year-over-year increase in the value of orders. Those trends are welcome news."

     "The industry still suffers from excess capacity of production, but the size of the problem is diminishing. The Y2K issue is still driving a higher level of employment and spending and that strength should continue over the year."

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnerships lending activity.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and six months ending June 30, 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $418,380, $495,480, $614,383 and $365,572 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, December 31, 1998, and six months ending June 30, 1999 to Limited Partners' capital accounts and not withdrawn was $800,218, $1,119,465,
$1,440,687 and $945,644 respectively. As of December 31, 1996, December 31, 1997, December 31, 1998, and six months ending June 30, 1999, Limited Partners electing to withdraw earnings represented 34%, 30% , 30% and 30% respectively of the Limited Partners outstanding capital accounts. The decreases in percentage of Limited Partners electing to withdraw earnings is due to an increase in percent of new Limited Partners choosing to compound earnings and the dilution effect occurring when compounding Limited Partners capital accounts grow through earnings reinvestment compared to Limited Partners' that have chosen to liquidate earnings.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partner's investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period for most of the investors has yet to expire, as of June 30, 1999, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through June 30, 1999 were:

                                                                                                      6 months
                                                                                                       through
                                                                                                      June 30,
                              1993         1994        1995        1996        1997        1998          1999
                           -----------  -----------  -----------  -----------  ----------- ----------- --------

Earnings Liquidation       $46,855     $165,814    $303,477    $418,380    $495,480    $614,383       $365,572
Capital Liquidation*       0           0           $5,640      $146,755    $132,619    $257,344       $231,595
                           ----------- ----------- ----------- ----------- ----------- ----------- ------------

Total                      $46,855     $165,814    $309,117    $565,135    $628,099    $871,727       $597,167
                           =========== =========== =========== =========== =========== =========== ============

*  These amounts represent gross of early withdrawal penalties.

     Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and six months through June 30, 1999, $146,755, $132,619, $244,213 and $206,714 respectively were liquidated subject to the 10% penalty for early withdrawal. This represents only 1.00%, 0.63% , 0.90% and 0.63% of the Limited Partners ending capital for the years ended December 31, 1996, 1997, 1998, and six months ending June 30, 1999 respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998, and six months ending June 30, 1999 respectively, and is expected by the General Partners to commonly occur at these levels.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. The hardware issue is fully complete but the software issue is not. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions, affected by Year 2000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing is installed and is in compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant began and completed during the second quarter of 1999 and will be tested until September 30, 1999. The investor servicing software Year 2000 compliance is still being modified. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corp., is currently being tested to insure that any modifications necessary to be made prior to Year 2000, can be accomplished. At this juncture, existing hardware appears to be in compliance with Year 2000 issues. Reports are being run parallel to insure accuracy of Year 2000 compliance. This will continue until December, 1999.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to affect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an effect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although almost fully developed, if all or any accounting, loan servicing and investor services conversions should fail, the size and scope of the Partnership's activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry, while correcting systems problems and are likely to be temporarily in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership. Shifting portions of daily operations to manual or outsourced systems may result in time delays. Time delays in providing accurate and pertinent information could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Various compliances and modifications will come to an actual test upon arrival of Year 2000. Only time will tell whether the transition will be smooth, manageable or otherwise.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partners, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnership's ability to conduct business. While the General Partners are attempting to identify such external parties, no assurance can be given that it will be able to do so.

     Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, pages 6-7, under the section "Compensation of the General Partners and the Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months period ended June 30, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

I.
Entity Receiving Compensation        Description of Compensation         Amount
                                         and Services Rendered
--------------------------------------------------------------------------------

Redwood Mortgage Corp.               Mortgage   Servicing   Fee   for
                                     servicing Mortgage Investments.....$216,337


General Partners                     Asset Management Fee for managing
&/or Affiliate                       assets..............................$19,123

General Partners                     1% interest in profits..............$13,245

                                     Less allocation of
                                     syndication costs.......................634
                                                                  --------------
                                                                         $12,611

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Entity Receiving Compensation          Description of Compensation        Amount
                                        and Services Rendered
--------------------------------------------------------------------------------

Redwood Mortgage Corp.         Mortgage  Brokerage  Commissions  for services in
                               connection    with   the    review,    selection,
                               evaluation,  negotiation,  and  extension  of the
                               Mortgage  Investments  paid by the  borrowers and
                               not by the Partnership...................$320,782

Redwood Mortgage Corp.         Processing   and  Escrow  Fees  for  services  in
                               connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the Partnership...$5,851



     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                     $39,293

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF JUNE 30, 1999
                             Partnership Highlights

First Trust Deeds                                              $23,865,584.18
Appraised Value of Properties*                                  42,403,637.00
   Total Investment as a % of Appraisal                                56.28%

First Trust Deed Mortgage Investments                           23,865,584.18
Second Trust Deed Mortgage Investments                          10,506,762.09
Third Trust Deed Mortgage Investments                            3,888,651.47
                                                          --------------------
                                                                38,260,997.74

First Trust Deeds due other Lenders                             26,449,392.50
Second Trust Deeds due other Lenders                             3,099,110.00
                                                          --------------------

Total Debt                                                     $67,809,500.24

Appraised Property Value*                                      111,498,316.00
Total Investment as a % of Appraisal                                   60.82%

Number of Mortgage Investments Outstanding                                 59

Average Investment                                                $648,491.49
Average Investment as a % of Net Partners Capital                       2.10%
Largest Investment Outstanding                                   2,600,000.00
Largest Investment as a % of Net Partners Capital                       8.43%




First Trust Deed Mortgage Investments                                 62.38%
Second Trust Deed Mortgage Investments                                27.46%
Third Trust Deed Mortgage Investments                                 10.16%
                                                               --------------
Total                                                                100.00%

Mortgage Investments by Type of             Amount                Percent
Property

Owner Occupied Homes                      $7,038,159.04               18.40%
Non Owner Occupied Homes                   8,261,099.75               21.59%
Apartments                                 4,480,808.29               11.71%
Commercial                                18,480,930.66               48.30%
                                       -----------------       --------------
Total                                    $38,260,997.74              100.00%

Statement of Conditions of Mortgage Investments.

Number of Mortgage Investments in Foreclosure   -0-

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County                            Total               Percent
                                                   Mortgage
                                                  Investments

San Francisco                                  $10,762,528.92             28.13%
Stanislaus                                       8,873,927.16             23.19%
San Mateo                                        7,644,746.11             19.98%
Santa Clara                                      3,977,648.68             10.40%
Alameda                                          2,665,674.69              6.97%
Marin                                            2,401,845.98              6.28%
San Joaquin                                      1,184,180.81              3.09%
Contra Costa                                       431,603.77              1.13%
Fresno                                             128,053.68              0.33%
Solano                                              95,000.00              0.25%
Riverside                                           50,000.00              0.13%
Sacramento                                          45,787.94              0.12%
                                           ------------------        -----------

Total                                          $38,260,997.74            100.00%

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

                                   Not Applicable

         Item 5.           Other Information

                                   Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K.
                           (a) Exhibits

                                   Not Applicable

                           (b) Form 8-K
                           The registrant has not filed any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 3rd day of August 1999.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 3rd day of August 1999.


Signature                         Title                                Date


/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell             General Partner                    August 3, 1999


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell             General Partner                    August 3, 1999



/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell             President of Gymno Corporation,    August 3, 1999
                               (Principal Executive Officer);
                               Director of Gymno Corporation


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell             Secretary/Treasurer of Gymno       August 3, 1999
                               Corporation (Principal Financial
                               and Accounting Officer);
                               Director of Gymno Corporation