Form 10-Q
period 1999-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 1999-11-12
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended               September 30, 1999
===================== ==================================== =====================
Commission file number             333-13113
--------------------- ------------------------------------ ---------------------
                         REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

              CALIFORNIA                                          94-3158788
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

--------------------------------------------------------------------------------
                                  NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.


YES       XX                                               NO
      ------------------                                        ----------------

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

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

                                     ASSETS


                                             Sept 30, 1999          Dec 31, 1998
                                               (unaudited)            (audited)
                                          ----------------      ----------------



Cash                                            $1,038,226              $528,688
                                          ----------------      ----------------
Accounts receivable:
  Mortgage Investments, secured by
  deeds of trust                                37,428,246            31,905,958
  Accrued interest on Mortgage Investment          539,720               459,418
  Advances on Mortgage Investments                  18,171               211,145
  Accounts receivable, unsecured                    49,066                48,849
                                          ----------------      ----------------
                                                38,035,203            32,625,370

  Less allowance for doubtful accounts             799,607               414,073
                                           ----------------      ---------------
                                                37,235,596            32,211,297
                                           ----------------      ---------------


Real estate owned, acquired through foreclosure,
  held for sale                                          0                66,000
Investment in limited liability corporation,
  at cost which approximates market                356,358               304,139
Prepaid expense-deferred loan fee                    9,375                11,835
                                               $38,639,555           $33,121,959
                                           ===============      ================

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)


                        LIABILITIES AND PARTNERS' CAPITAL


                                                   Sept 30, 1999    Dec 31, 1998
                                                     (unaudited)       (audited)
                                                   -------------  --------------
Liabilities:
  Accounts payable and accrued expenses                       $0          $2,500
  Note payable - bank line of credit                   4,452,000       5,947,000
  Deferred interest income                               341,978         124,805
  Subscriptions to partnership in applicant status             0               0
                                                   -------------  --------------
                                                       4,793,978       6,074,305
                                                   -------------  --------------
Partners' Capital:
     Limited Partners' Capital, subject to
       redemption (note 4E):
     Net of unallocated syndication costs of
          $376,858 and $353,875 for September 30,
          1999 and December 31, 1998, and
          Formation Loan receivable of
          $1,965,413 and $1,640,904 for
          September 30, 1999 and December 31,
          1998, respectively                          33,817,316      27,025,331
     General Partners' Capital, net of unallocated
          syndication costs of $3,807 and $3,574
          for September 30, 1999 and December 31,
          1998, respectively                              28,261          22,323
                                                  --------------  --------------
            Total Partners' Capital                   33,845,577      27,047,654

                                                  ==============  ==============
            Total Liabilities and Partners' Capital  $38,639,555     $33,121,959
                                                  =============== ==============


See accompanying notes to financial statements.


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                    STATEMENTS OF INCOME
                         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)


                                                     9 mos. ended        9 mos. ended       3 mos. ended        3 mos. ended
                                                    Sept. 30, 1999      Sept. 30, 1998     Sept. 30, 1999      Sept. 30, 1998
                                                     (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                                   ===============      ===============    ===============    ================
Revenues:
  Interest on Mortgage Investments                       $3,268,965         $2,423,754           $1,151,637            $871,715
  Interest on bank deposits                                   4,939              7,483                1,990               2,425
  Late charges                                               23,710             17,410               11,082               5,365
  Miscellaneous                                              52,124                572               51,017                 150
                                                   ================      ============      ================     ===============
                                                          3,349,738          2,449,219            1,215,726             879,655
                                                  -----------------      ------------      ----------------     ---------------
Expenses:
 Mortgage servicing fees                                    295,354            226,296               79,017              93,100
 Interest on note payable - bank                            459,433            371,011              161,380             128,924
 Amortization of loan origination fees                        7,460              9,206                3,042               4,163
 Provision for doubtful accounts and
    losses on real estate acquired through foreclosure      374,138             77,189              180,677              40,744
 Asset management fees -  General Partners                   30,248             22,898               11,125               8,210
 Amortization of organization costs                               0              1,875                    0                 625
 Clerical costs through Redwood Mortgage Corp.               60,541             49,133               21,248              16,964
 Professional services                                       30,614             24,861                  794                 550
 Printing, supplies and postage                               3,526              2,959                1,361                 633
 Other                                                        8,695              9,975                2,862               3,116
                                                   -----------------       ------------     ----------------     ---------------
                                                          1,270,009            795,403              461,506             297,029
                                                   -----------------       ------------      ----------------    ---------------
Income before interest credited to partners
     in applicant status                                  2,079,729          1,653,816              754,220             582,626

Interest credited to partners in applicant status             1,568              3,657                  520                 273
                                                    ----------------       ------------      ----------------    ---------------
Net Income                                               $2,078,161         $1,650,159             $753,700            $582,353
                                                    =================      ============      ================    ===============
Net Income: to General Partners (1%)                        $20,782            $16,501               $7,537              $5,823
            to Limited Partners (99%)                     2,057,379          1,633,658              746,163             576,530
                                                    =================      ============      ================    ===============
                                                         $2,078,161         $1,650,159             $753,700            $582,353
                                                    =================      ============      ================    ===============
Net income for $1,000 invested by Limited
   Partners  for entire period:
  - where income is reinvested and compounded                $62.38             $62.38               $20.38              $20.37
                                                    =================      ============      ================    ===============
  - where Partner received income in
    monthly distributions                                    $60.71             $60.72               $20.24              $20.24
                                                    =================      ============      ================     ===============


See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)


                                                                                  PARTNERS' CAPITAL
                                                            --------------------------------------------------------------
                                                                              LIMITED PARTNERS' CAPITAL
                                                            --------------------------------------------------------------


                                                              Capital
                                           Partners In        Account       Unallocated       Formation
                                            Applicant         Limited       Syndication         Loan
                                              Status          Partners         Costs          Receivable         Total
                                         -------------      ------------    -----------     -------------     -----------
Balances at December 31, 1995                 $      0      $11,784,937      $(322,677)        $(775,229)     $10,687,031

Contributions on Application                 4,172,718                0               0                 0               0
Formation Loan increases                             0                0               0         (314,996)       (314,996)
Formation Loan payments                              0                0               0             8,961           8,961
Interest   credited   to   partners  in          2,618                0               0                 0               0

Upon admission to Partnership:
    Interest withdrawn                           (863)                0               0                 0               0
    Transfers to Partners' capital         (3,863,536)        3,859,312               0                 0       3,859,312

Net Income                                           0        1,218,598               0                 0       1,218,598
Syndication costs incurred                           0                0       (212,542)                 0       (212,542)
Allocation of syndication costs                      0        (116,523)         116,523                 0               0
Partners' withdrawals                                0        (553,027)               0                 0       (553,027)
Early withdrawal penalties                           0         (12,108)           4,506             7,558            (44)
                                           -----------      -----------     -----------     -------------     -----------
Balances at December 31, 1996                 $310,937      $16,181,189     $ (414,190)     $ (1,073,706)     $14,693,293

Contributions on Application                 5,251,969                0               0                 0               0
Formation Loan increases                             0                0               0         (420,510)       (420,510)
Formation Loan payments                              0                0               0            98,999          98,999
Interest   credited   to   partners  in
  applicant status                               9,562                0               0                 0               0

Upon admission to Partnership:
    Interest withdrawn                         (1,849)                0               0                 0               0
    Transfers to Partners' capital         (5,570,619)        5,565,372               0                 0       5,565,372

Net Income                                           0        1,780,968               0                 0       1,780,968
Syndication costs incurred                           0                0       (188,517)                 0       (188,517)
Allocation of syndication costs                      0        (166,023)         166,023                 0               0
Partners' withdrawals                                0        (614,837)               0                 0       (614,837)
Early withdrawal penalties                           0         (13,261)           4,690             8,524            (47)
                                            ----------      -----------      ----------      ------------     -----------
Balances at December 31, 1997                       $0      $22,733,408      $(431,994)      $(1,386,693)     $20,914,721

Contributions of Application                 5,105,559                0               0                 0               0
Formation Loan increases                             0                0               0         (403,518)       (403,518)
Formation Loan payments                              0                0               0           133,580         133,580
Interest   credited   to   partners  in
   applicant status                              4,454                0               0                 0               0

Upon admission to Partnership:
    Interest withdrawn                         (1,553)                0               0                 0               0
    Transfers to Partners' capital         (5,108,460)        5,103,359               0                 0       5,103,359

Net Income                                           0        2,251,387               0                 0       2,251,387
Syndication costs incurred                           0                0       (126,453)                 0       (126,453)
Allocation of syndication costs                      0        (196,317)         196,317                 0               0
Partners' withdrawals                                0        (847,661)               0                 0       (847,661)
Early withdrawal penalties                           0         (24,066)           8,255            15,727            (84)
                                           -----------      -----------      ----------      ------------     -----------
Balances at December 31, 1998                   $    0      $29,020,110      $(353,875)      $(1,640,904)     $27,025,331


(continued on next page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)


                                                                                  PARTNERS' CAPITAL
                                                           --------------------------------------------------------------
                                                                              LIMITED PARTNERS' CAPITAL
                                                           --------------------------------------------------------------
                                                              Capital
                                           Partners In        Account       Unallocated       Formation
                                            Applicant         Limited       Syndication         Loan
                                              Status          Partners         Costs          Receivable         Total
                                          ------------      -----------     -----------      -----------     ------------
Balances at December 31, 1998                   $    0      $29,020,110      $(353,875)      $(1,640,904)     $27,025,331

Contributions on Application                 6,170,851                0               0                 0               0
Formation Loan increases                             0                0               0         (466,772)       (466,772)
Formation Loan payments                              0                0               0           121,550         121,550
Interest   credited   to   partners  in
applicant status                                 1,568                0               0                 0               0

Upon admission to Partnership:
    Interest withdrawn                           (706)                0               0                 0               0
    Transfers to Partners' capital         (6,171,713)        6,171,713               0                 0       6,171,713

Net Income                                           0        2,057,379               0                 0       2,057,379

Syndication costs incurred                           0                0       (127,990)                 0       (127,990)

Allocation of syndication costs                      0         (94,134)          94,134                 0               0

Partners' withdrawals                                0        (963,786)               0                 0       (963,786)

Early withdrawal penalties                           0         (31,695)          10,873            20,713           (109)
                                           -----------      -----------     -----------      ------------     -----------
Balances at September 30, 1999                      $0      $36,159,587      $(376,858)      $(1,965,413)     $33,817,316
                                           -----------      -----------     -----------      ------------     -----------

See accompanying notes to financial statements


                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)


                                                                       PARTNERS' CAPITAL
                                         ----------------------------------------------------------------------
                                                                  GENERAL PARTNERS' CAPITAL
                                           ----------------------------------------------------------
                                            Capital Account       Unallocated                           Total Partners'
                                           General Partners  Syndication Costs              Total          Capital
                                           ----------------  -----------------         -----------     ---------------


Balances at December 31, 1995                   $11,325             $(3,258)                $8,067         $10,695,098

Contributions on Application                          0                    0                     0                   0
Formation loan increases                              0                    0                     0           (314,996)
Formation loan payments                                                                                          8,961
Interest credited to partner in
  applicant status                                    0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                4,224                    0                 4,224           3,863,536
Net Income                                       12,309                    0                12,309           1,230,907

Syndication costs incurred                            0              (2,147)               (2,147)           (214,689)
Allocation of syndication costs                 (1,177)                1,177                     0                   0
Partner' withdrawals                          (11,132)                    0              (11,132)           (564,159)
Early withdrawal penalties                            0                   44                    44                   0
                                              ---------            ---------              --------         -----------
Balances at December 31, 1996                   $15,549            $ (4,184)               $11,365         $14,704,658

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (420,510)
Formation Loan payments                               0                    0                     0              98,999
Interest credited to partners in
  applicant status                                    0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                5,247                    0                 5,247           5,570,619

Net Income                                       17,990                    0                17,990           1,798,958
Syndication costs incurred                            0              (1,904)               (1,904)           (190,421)
Allocation of syndication costs                 (1,677)                1,677                     0                   0
Partners' withdrawals                          (16,313)                    0              (16,313)           (631,150)
Early withdrawal penalties                            0                   47                    47                   0
                                                -------             --------               -------         -----------
Balances at December 31, 1997                   $20,796             $(4,364)               $16,432         $20,931,153

Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (403,518)
Formation Loan payments                               0                    0                     0             133,580
Interest credited to partners in
  applicant status                                    0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                5,101                    0                 5,101           5,108,460

Net Income                                       22,741                    0                22,741           2,274,128
Syndication costs incurred                            0              (1,277)               (1,277)           (127,730)
Allocation of syndication costs                 (1,983)                1,983                     0                   0
Partners' withdrawals                          (20,758)                    0              (20,758)           (868,419)
Early withdrawal penalties                            0                   84                    84                   0
                                               --------             --------              ---------        -----------
Balances at December 31, 1998                   $25,897             $(3,574)               $22,323         $27,047,654

See accompanying notes to financial statements

(continued on next page)

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)


                                                                       PARTNERS' CAPITAL
                                                    -------------------------------------------------------------
                                                          GENERAL PARTNERS' CAPITAL
                                                    -------------------------------------------------------------


                                            Capital Account           Unallocated                      Total Partners'
                                           General Partners        Syndication Costs       Total           Capital
                                           ----------------        -----------------       -------     ---------------
Balances at December 31, 1998                   $25,897             $(3,574)               $22,323         $27,047,654
Contributions on Application                          0                    0                     0                   0
Formation Loan increases                              0                    0                     0           (466,772)
Formation Loan payments                               0                    0                     0             121,550
Interest credited to partners in
  applicant status                                    0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                0                    0                     0                   0
    Transfers to Partners' capital                6,171                    0                 6,171           6,177,884

Net Income                                       20,782                    0                20,782           2,078,161
Syndication costs incurred                            0              (1,293)               (1,293)           (129,283)
Allocation of syndication costs                   (951)                  951                     0                   0
Partners' withdrawals                          (19,831)                    0              (19,831)           (983,617)
Early withdrawal penalties                            0                  109                   109                   0

                                         ===============     ================     =================    ================
Balances at September 30, 1999                  $32,068             $(3,807)               $28,261         $33,845,577
                                         ===============     ================     =================    ================


See accompanying notes to financial statements

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)


                                                                   Sept. 30, 1999        Sept. 30, 1998
                                                                   --------------        --------------
                                                                    (unaudited)           (unaudited)
                                                                   --------------        --------------
Cash flows from operating activities:
  Net income                                                            $2,078,161            $1,650,159
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                           0                 1,875
    Provision for doubtful accounts.                                       374,138                77,189
    Provision for losses (gains) on real estate held for sale                    0                     0
(Increase) decrease in Assets:
    Accrued interest & advances                                            112,672               146,677
    Due from related companies                                                   0                 2,999
    Deferred loan fee                                                        2,460               (3,893)
 Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                  (2,500)               (3,355)
    Deferred interest income                                               217,173              (83,066)
                                                                      -------------         -------------
      Net cash provided by operating activities                          2,782,104             1,788,585
                                                                      -------------         -------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                         12,732,358             8,325,018
    Mortgage Investments made                                         (18,254,646)          (13,520,790)
    Disposition of real estate held for sale                                77,063                     0
    Additions to real estate held for sale                                 (1,886)               (1,031)
    Additions to limited liability Corporation                            (50,000)              (50,000)
    Accounts receivables, unsecured - (disbursements) receipts               (217)               (1,005)
                                                                       ------------         ------------
      Net cash used in investing activities                            (5,497,328)           (5,247,808)
                                                                       ------------         ------------
Cash flows from financing activities

   Increase (decrease) in note payable-bank                            (1,495,000)               607,000
   Contributions by partner applicants                                   6,177,022             3,480,135
   Interest credited to partners in applicant status                         1,568                 3,657
   Interest withdrawn by partners in applicant status                        (706)               (1,333)
   Partners withdrawals                                                  (983,617)             (615,988)
   Syndication costs incurred                                            (129,283)              (94,941)
   Formation Loan increases                                              (466,772)             (272,226)
   Formation Loan collections                                              121,550               104,333
                                                                       -----------          ------------
      Net cash provided by financing activities                          3,224,762             3,210,637
                                                                       -----------          ------------
Net increase (decrease) in cash and cash equivalents                       509,538             (248,586)

Cash - beginning of period                                                 528,688               663,159
                                                                       -----------          ------------
Cash - end of period                                                    $1,038,226              $414,573
                                                                       -----------          ------------
See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At September 30, 1999, the Partnership was in the offering stage, wherein contributed capital totalled $31,760,986 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (317,609.86). As of that date, $0 remained in applicant status.

     A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000). As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership lends to Redwood Mortgage Corp., an affiliate of the General Partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing.

     The Formation Loan relating to the initial $15,000,000 offering totalled $1,074,840, which was 7.2% of limited partners contributions of $16,828,969 which was under the limit of 9.1% relative to the initial offering. It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996. The Formation Loan relating to the second offering ($30,000,000) totalled $1,306,185 at September 30, 1999, which was 7.7% of the
Limited Partners contributions of $16,828,969.

     Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1998 (audited) AND
                                               SEPTEMBER 30, 1999 (unaudited)

The following summarizes Formation Loan transactions to September 30, 1999:


                                                 Initial               Subsequent
                                              Offering of             Offering of
                                              $15,000,000             $30,000,000              Total
                                              --------------          ------------           -----------
Limited Partner contributions                    $14,932,017           $16,828,969           $31,760,986
                                              --------------           -----------           -----------
Formation Loan made                               $1,074,840             1,306,185             2,381,025
Payments to date                                   (259,159)             (103,930)             (363,089)
Early withdrawal penalties applied                  (52,523)                     0              (52,523)
                                              --------------           -----------           -----------
Balance September 30, 1999                          $763,158            $1,202,255            $1,965,413
                                              --------------           -----------           -----------
Percent loaned of Partners' contributions               7.2%                  7.7%                  7.5%
                                              --------------           -----------           -----------

     The Formation Loan, which is receivable from Redwood Mortgage Corp., an affiliate of the General Partners, has been deducted from Limited Partners' Capital on the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

     B. Other Organizational and Offering Expenses Organizational and offering expenses other than sales commissions, but including printing costs, attorney and accountant fees, registration and filing fees and other costs, will be paid by the Partnership.

     Through September 30, 1999, organization costs of $12,500 and syndication costs of $1,118,044 have been incurred by the Partnership with the following distribution:


                                              Syndication          Organization
                                                 Costs                Costs                  Total
                                             -------------         -------------        ---------------
Costs incurred                                   $1,118,044               $12,500            $1,130,544
Early withdrawal penalties applied                 (28,772)                     0              (28,772)
Allocated and amortized to date                   (708,607)              (12,500)             (721,107)
                                             --------------         -------------       ---------------
September 30, 1999 balance                         $380,665                   $0              $380,665
                                             ==============         =============       ===============

     Organization and syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totalled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

     As of September 30, 1999, syndication costs attributable to the subsequent offering ($30,000,000) totalled $548,179 because the costs of the offering becomes greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

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

C. Mortgage Investments, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the Mortgage Investments to maturity, i.e., held for long-term investment. Therefore they are valued at cost for financial statement purposes with interest thereon being accrued by the simple interest method.

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

     At September 30, 1999, December 31, 1998, and December 31, 1997, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the loans were consummated was 61.09%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At September 30, 1999, one such property existed and is held in a Limited Liability Corporation. (see notes 2F and 7)

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

     Effective January 1, 1996, the Partnership adopted the provisions of Statement No 121 (SFAS 121) of the Financial Accounting Standards Board, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of". The adoption of SFAS 121 did not have a material impact on the Partnership's financial position because the methods indicated were essentially those previously used by the Partnership.

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1999, December 31, 1998, and 1997 was as follows:



                                    September 30,    December 31,   December 31,
                                        1999            1998             1997
                                    -------------    ------------   ------------
Impaired Mortgage Investments               $0              $0                $0
Other Mortgage Investments             755,607         370,073           213,500
Accounts receivable, unsecured          44,000          44,000            44,000
                                    -------------    ------------   ------------
                                      $799,607        $414,073          $257,500
                                    =============    ============   ============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

J. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited Partners' pro rata share of Partners' Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options. However, the net income per $1,000 average investment has approximated those whose investments and options have remained constant.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership. In 1998, Mortgage Investment brokerage commissions paid by the borrowers was $604,836 and for the nine months through September 30, 1999 was $492,343.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $295,354, $295,052, $189,692 and $155,912 were incurred for the nine month period ended September 30, 1999, and for the years 1998, 1997 and 1996 respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $30,248, $31,651, $24,966 and $17,053 were paid for the nine month period ended September 30, 1999, and for years 1998, 1997, and 1996, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

F. Operating Expenses

     The General Partners and their affiliate, Redwood Mortgage Corp., are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. Such reimbursements are reflected as expenses in the Statement of Income.

     The General Partners collectively or severally are to contribute 1/10 of 1% in cash contributions, as proceeds from the offering are admitted to limited Partner capital. As of September 30, 1999 a General Partner, GYMNO Corporation, contributed $31,759, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

     During the nine months period ending September 30, 1999, and for the years ending December 31, 1998, 1997, and 1996, interest totalling $1,568, $4,454, $9,562 and $2,618 respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.


B. Term of the Partnership

     The term of the Partnership is approximately 40 years, unless terminated sooner, as provided. The normal provisions do not allow for capital withdrawal for the first five years. Early withdrawal is subject to the penalty provision set forth in (E) below. Thereafter, investors have the right to withdraw over a five-year period, or longer.

C. Election to Receive Monthly, Quarterly or Annual Distributions

     At subscription, investors elect either to receive monthly, quarterly or annual distributions of earnings, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to take cash distributions is irrevocable.

D. Profits and Losses

     Profits and losses are allocated among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)


E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is non-liquid. Limited Partners have no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the Limited Partners, after a one-year period, Limited Partners may withdraw all or part of their Capital Account from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Limited Partners' Capital Account.

     After five years from the date of purchase of the Units, Limited Partners have the right to withdraw from the Partnership on an installment basis, generally this is done over a five year period in twenty (20) quarterly installments. Once a Limited Partner has been in the Partnership for the minimum five year period, no penalty will be imposed if withdrawal is made in twenty
(20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners may liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring September 30, 2000, of up to $9,000,000 at .25% over prime secured by its Mortgage Investment portfolio. The note payable balances were $4,452,000, $5,947,000 and $5,640,000 at September 30, 1999, December 31, 1998, and 1997, respectively, and the interest rate was 8.50% at September 30, 1999, (8.25% prime plus .25%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership has contributed its interest (principally land) to a Limited Liability Corporation (LLC), which is owned 100% by the Partnership. The LCC will complete the construction and sell the property. The Partnership expects to realize a profit from the venture.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:


                                        Sept. 30,      Dec. 31          Dec. 31
                                          1999          1998             1997
                                     -----------     -----------     -----------
Net assets - Partners' Capital per
 financial statements                $33,845,577     $27,047,654     $20,931,153
Unamortized syndication costs            380,665         357,449         436,358
Allowance for doubtful accounts          799,607         414,073         257,500
Formation Loans receivable             1,965,413       1,640,904       1,386,693
                                  ==============     ===========     ===========
Net assets tax basis                 $36,991,262     $29,460,080     $23,011,704
                                  ==============     ===========     ===========

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

NOTE 9 - FAIR VALUE OF FINANCIAL INVESTMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The carrying value of Mortgage Investments (see note 2(c) is $37,428,246. The fair value of these investments of $35,317,050 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 (audited) AND
                         SEPTEMBER 30, 1999 (unaudited)


NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1999, there were 56 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    56
Total Mortgage Investments outstanding                               $37,428,246

Average Mortgage Investment outstanding                                 $668,362
Average Mortgage Investment as percent of total                            1.79%
Average Mortgage Investment as percent of Partners' Capital                1.97%

Largest Mortgage Investment outstanding                               $2,600,000
Largest Mortgage Investment as percent of total                            6.95%
Largest Mortgage Investment as percent of Partners' Capital                7.68%

Number of counties where security is located (all California)                 12
Largest percentage of Mortgage Investments in one county                  28.30%
Average Mortgage Investment to appraised value of security
 at time Mortgage Investment was consumated                               61.09%

Number of Mortgage Investments in foreclosure status                           0
Amount of Mortgage Investments in foreclosure                                 $0

                                               REDWOOD MORTGAGE INVESTORS VIII
                                             (A California Limited Partnership)
                                                NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 1998 (audited) AND
                                               SEPTEMBER 30, 1999 (unaudited)


     The following categories of mortgage investments are pertinent at September 30, 1999, December 31, 1998 and 1997:

                                                      September 30         December 31          December 31
                                                      --------------       -------------        -------------
                                                          1999                 1998                 1997
                                                      --------------       -------------        -------------
First Trust Deeds                                       $21,539,375          $22,349,185          $17,103,865
Second Trust Deeds                                       11,890,329            8,469,460            8,163,624
Third Trust Deeds                                         3,998,542            1,087,313               37,500
                                                      --------------       -------------         ------------
  Total mortgage investments                             37,428,246           31,905,958           25,304,989
Prior liens due other lenders                            27,747,834           26,411,096           24,224,566
                                                      -------------        ------------          ------------
  Total debt                                            $65,176,080          $58,317,054          $49,529,555
                                                      -------------        -------------         ------------
Appraised property value at time of loan               $106,683,182          $98,011,150          $88,714,541
                                                      -------------        -------------         ------------
Total investments as a percent of appraised value            61.09%               59.50%               55.83%
                                                      -------------        -------------         ------------
Investments by Type of Property

Owner occupied homes                                     $9,840,088           $6,450,199           $2,445,423
Non-Owner occupied homes                                  9,011,873            8,789,445            5,318,722
Apartments                                                2,466,030            3,256,602            5,982,649
Commercial                                               16,110,255           13,409,712           11,558,195
                                                      -------------        -------------          -----------
                                                        $37,428,246          $31,905,958          $25,304,989
                                                      =============        =============         ============

     The interest rates on the mortgage investments range from 8.00% to 14.50% at September 30, 1999.

     Scheduled maturity dates of mortgage investments as of September 30, 1999 are as follows:


                        Year Ending
                        December 31,
                       ============
                            1999                                  $7,557,325
                            2000                                  11,775,549
                            2001                                  13,750,272
                            2002                                     430,372
                            2003                                     419,997
                         Thereafter                                3,494,731
                                                                --------------

                                                                 $37,428,246
                                                                ==============

     The scheduled maturities for 1999 include approximately $975,675 in eight Mortgage Investments which were past maturity at September 30, 1999. The interest payment on one Mortgage Investment was more than 90 days late.

     The cash balance at June 30, 1999, of $1,038,226 was in one bank with interest bearing balances totalling $765,870. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $938,226. This bank is the same financial institution that has provided the Partnership with the $9,000,000 limit line of credit. At September 30, 1999, draw down against this facility was $4,452,000 and the interest payment was current.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On September 30, 1999, the Partnership was in the offering stage of its second offering, ($30,000,000). Contributed capital totalled $14,932,017 for the first offering and $16,828,969 for the second offering an aggregate of $31,760,986 (Limited Partners) as of September 30, 1999. Of this amount, $0 remained in applicant status. Accordingly, together with the initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

Partnership Mortgage Investments outstanding were:


               Dec 31,        Dec 31,        Dec 31,       Dec 31,       Dec 31,    9 months through
                1994           1995           1996          1997           1998      Sept 30, 1999
             ------------------------------------------------------------------------------------------
Mortgage
Investments
Outstanding   $6,484,707   $12,047,252   $15,642,990   $25,304,989   $31,905,958       $37,428,246

     The primary reason for the continuing increase in Mortgage Investments Outstanding was due to additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings.

     During the same period, additional Limited Partners' capital contribution and reinvestment of earnings have totalled:

                                                                                 9 months
               Dec 31,       Dec 31,      Dec 31,      Dec 31,      Dec 31,     through Sept
                1994          1995         1996         1997         1998        30, 1999
               -----------------------------------------------------------------------------
Capital
Contribution  $4,508,825   $3,834,799   $3,863,536   $5,565,372   $5,100,458   $6,170,851
Reinvestment
of earnings     $239,956     $524,988     $800,218   $1,119,465   $1,440,687   $1,472,257

     To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage
Investments   for   the   years   ended:

                                                                            9 months
                                                                             through
Dec 31, 1994   Dec 31, 1995   Dec 31, 1996   Dec 31, 1997   Dec 31, 1998  Sept 30, 1999
----------------------------------------------------------------------------------------

  $480,110      $1,031,029     $1,718,208     $2,613,008     $3,376,293      $3,268,965


     The Partnership began funding Mortgage Investments on April 14, 1993 and as of September 30, 1999, distributed earnings at an average annualized yield of 8.36%.

     Mortgage interest rates have varied only slightly since the program started. In the immediate future, interest rates are expected to fluctuate only slightly. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly. Based upon the rates payable in connection with existing Mortgage Investments, and expected interest rates which will be charged by the Partnership, the General Partners' anticipate an annualized yield that will range between eight & nine percent (8% - 9%).

     In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and since it's inception has increased the limit from $3,000,000 to $9,000,000. For the years ended December 31, 1996, 1997, 1998, and nine months through September 30, 1999, interest on Note Payable-Bank was $188,638, $340,633, $513,566 and $459,433 respectively. From
1997 through September 30, 1999, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. As of September 30, 1999 the Partnership borrowed $4,452,000 at an interest rate of prime +.25% (8.50%). This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership's yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than those without the use of the line of credit. As of September 30, 1999, the balance remained at $8,000,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-two years. Mortgage servicing fees increased from $155,912 to $189,692 to $295,052 and to $295,354 for the years ended December 31, 1996, 1997, 1998 and nine months through September 30, 1999. The mortgage servicing fees increased primarily due to increase in the outstanding Mortgage Investment portfolio. Asset Management fees increased from $17,053 to $24,966 to $31,651 and to $30,248 for the years ended December 31, 1996, 1997, 1998, and nine months through September 30, 1999 respectively. The Asset Management fee increase was due primarily to the increase in Partners capital which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which was discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Currently no foreclosures exist. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings requirements. Excess cash flow will be invested in new Mortgage
Investment opportunities when available, and will be used to reduce the Partnership credit line or for other Partnership business.

     The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1996, 1997, 1998 and nine months through September 30, 1999, the Partnership made provisions for doubtful accounts of $55,383, $139,804, $162,969 and $374,138 respectively. These provisions for doubtful accounts were made to guard against collection losses. The provision for doubtful accounts as of September 30, 1999, of $799,607 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

     The September 23, 1999 issue of the San Mateo Times, published a new UCLA Anderson forecast which focused on the California economy. The General Partners agree with the observations and predictions.

     The UCLA forecast stated, "The California economy will grow at a healthy pace over the next two decades, but there is little chance of returning to the sustained economic boom that carried the state during the first four decades following World War II.

     California's economic growth will be limited by the consequences of population growth: high housing costs, traffic congestion and long commute times, according to the quarterly forecast released Tuesday. Looking at the national scene, the forecast predicted the Federal Reserve Board will raise interest rates another half percent over the next few months and then hold steady at 5.75 percent through 2000 to further curb inflation risks. The increase will slow economic growth from 3.9 percent in 1999 to 2.5 percent.

     "This forecast is for a very soft landing", the forecast said. In California, employment will grow by about 2.1 percent annually through 2020, good for a cumulative increase of 50 percent.

     That rate contrasts with an average growth rate of 3.5 percent from 1950 to 1990, when the California economy depended heavily on the Cold War arms race and expanding government space programs, said Tom Lieser, executive director of the Anderson Forecast and author of the report's California section.

     "A lot of that basically fell from the sky so to speak", Lieser said. "It came from the defense budget right to our doorstep. California was blessed with conditions that made this the capital of the aerospace industry".

     That market changed in 1990 when the Cold War ended and defense spending fell sharply.

     The United States fell into recession, with California suffering more than most other states. What eventually emerged, Lieser said, is an economy that is more diverse and less vulnerable to the federal budget.

     "Now we have a market-driven economy, which was built on the technological specialization that we had from aerospace and our universities. We build on that, but we don't have to worry about that going away". he said.

     Aerospace employment peaked in the 1980s at 380,000, and fell to 165,000 by 1996 in the wake of the downsizing. Aerospace employment has stabilized, but growth will be limited, the report said.

     The challenge of the next two decades will be to build housing, roads and other infrastructure that sustained growth will require".

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc. This translates into more loan activity, which is beneficial to the Partnership.

     At the time of subscription to the Partnership, Limited Partners must elect whether to receive monthly, quarterly or annual cash distributions from the Partnership, or to compound earnings in their capital account. If the Limited Partner initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. However a Limited Partner may change his election regarding whether he wants to receive such distributions on a monthly, quarterly or annual basis. If the Limited Partner initially elects to compound earnings in his/her capital account, in lieu of cash distributions, he/she may after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to Limited Partners who elect to compound earnings in their capital account, will be retained by the Partnership for making further Mortgage Investments or for other proper Partnership purposes, and such amounts will be added to such Limited Partners' Capital Accounts.

     During the periods stated below, the Partnership, after allocation of syndication costs, made the following distribution of earnings both to the Limited Partners who elected to compound their earnings, and those that chose to distribute:
                                                       Nine months through
                    1996        1997          1998         Sept 30, 1999
                  --------------------------------------------------------
Compounding       $800,218   $1,119,465    $1,440,687      $1,472,257
Distributing      $418,380    $495,480      $614,383        $585,122


     As of December 31, 1996, December 31, 1997, December 31, 1998, and nine months ending September 30, 1999, Limited Partners electing to withdraw earnings represented 34%, 30% , 30% and 30% respectively of the Limited Partners outstanding capital accounts. The decrease in the percentage of Limited Partners electing to withdraw earnings is due to an increase of new Limited Partners choosing to compound earnings and the dilution effect which occurs when
compounding   Limited   Partners'   capital   accounts  grow  through   earnings
reinvestment.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five year hold period has passed, the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This affects the Partnership by growing primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period for most of the investors has yet to expire, as of September 30, 1999, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through September 30, 1999 were:

                                                                                          9 months
                                                                                           through
                             1993    1994       1995       1996       1997      1998    Sept 30, 1999
                          ---------------------------------------------------------------------------
Earnings Liquidation      $46,855  $165,814   $303,477   $418,380   $495,480   $614,383     $585,122
Capital Liquidation*            0         0     $5,640   $146,755   $132,619   $257,344     $409,669
                          ---------------------------------------------------------------------------
Total                     $46,855  $165,814   $309,117   $565,135   $628,099   $871,727     $994,791
                        -----------------------------------------------------------------------------

*  These amounts represent gross of early withdrawal penalties.

     Additionally, Limited Partners may liquidate their investment over a one year period subject to certain limitations and penalties. During the past three years, and nine months through September 30, 1999, capital liquidated subject to the 10% penalty for early withdrawal was:

                                                                 Nine months
                                                               through Sept 30,
                 1996              1997             1998            1999
            -------------------------------------------------------------------
              $146,755          $132,619         $244,213         $329,989

     This represents only 1.00%, 0.63%, 0.90% and 0.63% of the Limited Partners ending capital for the years ended December 31, 1996, 1997, 1998, and nine months ending September 30, 1999 respectively. These withdrawals are within the normally anticipated range and represent a small percentage of Limited Partner capital

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing its assessment of Year 2000 hardware and software issues. The hardware issue is fully complete and tested. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, third party and software vendors for its computer software. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The software for loan servicing is installed and is in compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant began and was completed during the second quarter of 1999 and has been tested since that time. The investor servicing software is still being modified, however software maintenance agreements provide for Year 2000 compliance. Additionally, the Partnership has contacted several outside vendors that provide investor services as a possible alternative to providing investor services in house. These service providers will be more expensive than the current in house systems, but they do provide a back-up alternative. Reports are being run parallel to insure accuracy of Year 2000 compliance. This will continue through December 31, 1999.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to affect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an effect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. The fact that Silicon Valley is located in our marketplace, there may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although almost complete, if any or all accounting, loan servicing and investor services conversions should fail, the size and scope of the Partnership's activities are such that a failure could be handled at an equal or higher cost. This could be done on a manual basis or outsourced to other servicers existing in the industry, while correcting systems problems and are likely to be temporarily in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership. Shifting portions of daily operations to manual or outsourced systems may result in time delays, which could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the General Partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or even substantially correct.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing a more severe effect on the Partnership than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partners, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnership's ability to conduct business. While the General Partners are attempting to identify such external parties, no assurance can be given that it will be able to do so.

     Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners' for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP
------------------------------------------------------------------

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months period ended September 30, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

I.
Entity Receiving Compensation       Description of Compensation           Amount
                                           and Services
--------------------------------------------------------------------------------
Redwood Mortgage Corp.               Mortgage Servicing Fee for
                                     servicing Mortgage Investments.....$295,354

General Partners &/or Affiliate      Asset Management Fee
                                     for managing assets.................$30,248

General Partners                     1% interest in profits              $20,782
                                     Less allocation of syndication
                                     costs...................................951
                                                                         _______
                                                                         $19,831

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)


Entity Receiving Compensation   Description of Compensation and           Amount
                                         Services
--------------------------------------------------------------------------------
Redwood Mortgage Corp.          Mortgage Brokerage Commission
                                for services in connection with
                                the review, selection, evaluation,
                                negotiation an extension of the
                                Mortgage Investments paid by the
                                borrowers and not by the Partnership....$492,343

Redwood Mortgage Corp.          Processing and Escrow Fees for
                                services in connection with notary,
                                document preparation, credit
                                investigation, and excrow fees
                                payable by the borrowers and not by
                                the Partnership...........................$9,181

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                     $60,541

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1999
                               Partnership Highlights


First Trust Deeds                                              $21,539,375.11
Appraised Value of Properties*                                  37,193,543.00
   Total Investment as a % of Appraised Value                          57.91%

First Trust Deed Mortgage Investments                           21,539,375.11
Second Trust Deed Mortgage Investments                          11,890,329.52
Third Trust Deed Mortgage Investments                            3,998,541.86
                                                              ---------------
                                                                37,428,246.49

First Trust Deeds due other Lenders                             24,648,724.00
Second Trust Deeds due other Lenders                             3,099,110.00
                                                              ---------------
Total Debt                                                     $65,176,080.49

Appraised Property Value*                                      106,683,182.00
Total Investment as a % of Appraised Value                             61.09%

Number of Mortgage Investments Outstanding                                 56

Average Investment                                                $668,361.54
Average Investment as a % of Net Partners Capital                       1.97%
Largest Investment Outstanding                                   2,600,000.00
Largest Investment as a % of Net Partners Capital                       7.68%


First Trust Deed Mortgage Investments                                 57.55%
Second Trust Deed Mortgage Investments                                31.77%
Third Trust Deed Mortgage Investments                                 10.68%
                                                                    ________
Total                                                                100.00%

Mortgage Investments by Type of                Amount                 Percent
Property

Owner Occupied Homes                      $9,840,088.25               26.29%
Non Owner Occupied Homes                   9,011,872.86               24.08%
Apartments                                 2,466,030.21                6.59%
Commercial                                16,110,255.17               43.04%
                                         --------------              -------
Total                                    $37,428,246.49              100.00%

Statement of Conditions of Mortgage Investments.

Number of Mortgage Investments in Foreclosure   -0-

     *Values used are the appraised values utilized at the time the mortgage investment was consummated.

Diversification by County                           Total                Percent
                                                  Mortgage
                                                 Investments

San Francisco                                  $10,593,931.38             28.30%
Stanislaus                                       8,873,927.16             23.71%
San Mateo                                        7,689,866.92             20.55%
Santa Clara                                      5,989,283.44             16.00%
Marin                                            2,255,273.49              6.03%
Lake                                               737,500.00              1.97%
Contra Costa                                       431,446.42              1.15%
Alameda                                            406,445.04              1.09%
San Joaquin                                        228,257.64              0.61%
Fresno                                             127,836.11              0.34%
Riverside                                           50,000.00              0.13%
Sacramento                                          44,496.89              0.12%
                                               --------------            -------
Total                                          $37,428,246.49            100.00%

                                                           PART 2
                                                      OTHER INFORMATION

        Item 1.           Legal Proceedings
                          -----------------
                                  None

        Item 2.           Changes in the Securities
                          -------------------------
                                  Not Applicable

        Item 3.           Defaults upon Senior Securities
                          -------------------------------
                                  Not Applicable

        Item 4.           Submission of Matters to a Vote of Security Holders
                          ---------------------------------------------------
                                  Not Applicable

        Item 5.           Other Information
                          -----------------
                                  Not Applicable

        Item 6.           Exhibits and Reports on Form 8-K.
                          ---------------------------------
                          (a) Exhibits

                                  Not Applicable

                          (b) Form 8-K
                          The registrant has not filed any reports on Form 8-K during the quarter ended September 30, 1999.

                                                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 10th day of November, 1999.



REDWOOD MORTGAGE INVESTORS VIII

By:      /s/ D. Russell Burwell
         ---------------------------------------------
         D. Russell Burwell, General Partner

By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner

By:      Gymno Corporation, General Partner

         By:     /s/ D. Russell Burwell
        ----------------------------------------------
                 D. Russell Burwell, President

         By:     /s/ Michael R. Burwell
        ----------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 10th day of November, 1999.


Signature                               Title                         Date
---------                               ------                        ----

/s/ D. Russell Burwell

D. Russell Burwell             General Partner                 November 10, 1999

/s/ Michael R. Burwell
----------------------------
Michael R. Burwell             General Partner                 November 10, 1999

/s/ D. Russell Burwell
----------------------------                                   November 10, 1999
D. Russell Burwell             President of Gymno Corporation,
                               (Principal Executive Officer);
                               Director of Gymno Corporation
/s/ Michael R. Burwell
----------------------------
Michael R. Burwell             Secretary/Treasurer of Gymno    November 10, 1999
                               Corporation (Principal Financial
                               and Accouonting Officer);
                               Director of Gymno Corporation