Form 10-K
period 1999-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2000-03-29
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII

                       (a California Limited Partnership)

                               Index to Form 10-K

                                December 31, 1999

                                     Part I

                                                                        Page No.
Item 1 - Business                                                              3
Item 2 - Properties                                                          4-5
Item 3 - Legal Proceedings                                                     6
Item 4 - Submission of Matters to a vote of
         Security Holders (partners)                                           6

                                     Part II

Item 5 - Market for the Registrant's Partners' Capital and
         related matters                                                       6
Item 6 - Selected Financial Data                                             6-8
Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9 -13
Item 8 - Financial Statements and Supplementary Data                       13-37
Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  38

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                  38
Item 11 - Executive Compensation                                              39
Item 12 - Security Ownership of Certain Beneficial Owners and management      40
Item 13 - Certain Relationships and Related Transactions                      40

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.                                         40-41

Signatures                                                                    42

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of

                       the Securities Exchange Act of 1934

      For the year ended December 31, 1999 Commission file number 333-13113
--------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      California                                             94-3158788
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                           94063
--------------------------------------------------------------------------------
(address of principal executive offices)                            (zip code)

Registrant's telephone No. including area code                    (650) 365-5341
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
Limited Partnership Units                                              None

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

YES     XXXX                                                NO
---------------                                         ------------------------

As of December 31, 1999, the limited partnership units purchased by non affiliates was 351,109.41 units computed at $100.00 a unit for $35,110,941.

Documents incorporated by reference:

Portions of the Prospectus came into effect on December 4, 1996, (the "Prospectus") are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-13113 are referenced in part IV.

                                     Part I

Item 1 - Business

Redwood Mortgage Investors VIII, a California limited partnership (the "Partnership"), is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate. Loans are arranged and serviced by Redwood
Mortgage Corp. The Partnership's objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the Partnership's capital. Investors should not expect the Partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. The Partnership is intended to serve as an investment alternative for investors seeking current income. However, unlike other investments which are intended to provide current income, an investment in the Partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

Initially, a minimum of 2,500 Units ($250,000) and a maximum of 150,000 Units $15,000,000) were sold. This initial offering closed on October 31, 1996. Subsequently, the Partnership commenced a second offering of up to 300,000 additional Units ($30,000,000) commencing on December 4, 1996. All units are being offered on a "best efforts" basis, which means that no one is guaranteeing that any minimum number of Units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc. (See "TERMS OF THE OFFERING" and " PLAN OF DISTRIBUTION").

The Partnership began selling Units in February, 1993, and began investing in mortgages in April, 1993. At December 31, 1999, the Partnership has investments in Mortgage Investments with principal balances totalling $35,693,147. Interest rates ranged from 8.00% to 14.00%. Currently First Trust Deeds comprise 51.81% of the total amount of the Mortgage Investment portfolio, a decrease of 26.04% over 1998 level of 70.05%. Junior loans (2nd and 3rd Trust Deeds) make up 48.19%, an increase of 60.90% over 1998 level of 29.95%.Owner-occupied homes, combined with non-owner occupied Mortgage Investments, total 51.25% of the Mortgage Investment portfolio. Loans secured by multi-family properties make up 0.85% of the total Mortgage Investments. Commercial Mortgage Investments, now comprise 47.90% of the portfolio, an increase from 42.03% last year. 77.33% of the total Mortgage Investments, are in six counties of the San Francisco Bay Area. The County of Stanislaus makes up 15.54% of the Mortgage Investments. Stanislaus County is an adjacent County to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of Mortgage Investments are primarily in Northern California. Mortgage Investment size increased this past year, and is now averaging $673,456 per Mortgage Investment, up from $580,108 in 1998. This increase is due to the ability of the Partnership by virtue of its increasing size to invest in larger Mortgage Investments. The average Mortgage Investment as of December 31, 1999, represents 1.82% of Limited Partners capital and 1.89% of outstanding Mortgage Investments, similar to December 31, 1998 average Mortgage Investment size of 2.14% of Limited Partners capital and 1.82% of outstanding Mortgage Investments. Some of the Mortgage Investments are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 38.56%, a decrease in equity of 1.94% from the previous year. This average equity is generally considered very conservative. Generally, the more equity, the more protection for the lender. The General Partners believe the Partnership's Mortgage Investment portfolio is in good condition with only one property in foreclosure as of the end of December, 1999.

Item 2 - Properties

A summary of the Partnership's Mortgage Investment Portfolio as of December 31, 1999, is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                 $19,388,393.83
Appraised Value of Properties                                      32,360,133.00
  Total Investment as a % of Appraisal                                    59.91%
First Trust Deeds                                                  19,388,393.83
Second Trust Deed Mortgage Investments                             16,082,802.44
Third Trust Deed Mortgage Investments                                 221,951.22
                                                             -------------------
                                                                   35,693,147.49

First Trust Deeds due other Lenders                                21,119,420.00
Second Trust Deeds due other Lenders                                2,600,000.00

Total Debt                                                        $59,412,567.49

  Appraised Property Value                                        $97,556,330.00
  Total Investments as a % of Appraisal                                   60.90%

Number of Mortgage Investments Outstanding                                    53

Average Investment                                                   $673,455.61
Average Investment as a % of Net Assets                                    1.82%
Largest Investment Outstanding                                      2,600,000.00
Largest Investment as a % of Net Assets                                    7.02%

Loans as a Percentage of Total Mortgage Investments

First Trust Deeds                                                         54.32%
Second Trust Deeds                                                        45.06%
Third Trust Deeds                                                          0.62%
                                                              ------------------
Total                                                                    100.00%

Mortgage Investments by

Type of Property                          Amount             Percent

Owner Occupied Homes                    $7,336,275.45            20.55%
Non-Owner Occupied Homes                10,957,622.03            30.70%
Apartments                                 302,796.53             0.85%
Commercial                              17,096,453.48            47.90%
                                     -----------------       -----------

Total                                  $35,693,147.49           100.00%

The following is a distribution of Mortgage Investments outstanding as of December 31, 1999 by Counties.

County                                 Total                     Percent
                               Mortgage Investments

San Francisco                          $11,922,534.32             33.40%
Santa Clara                              6,204,610.57             17.38%
San Mateo                                5,698,300.21             15.96%
Stanislaus                               5,545,878.38             15.54%
Marin                                    2,090,630.58              5.86%
Placer                                   1,355,608.45              3.80%
Contra Costa                             1,316,342.71              3.68%
Lake                                       737,500.00              2.07%
Alameda                                    406,037.29              1.14%
San Joaquin                                194,811.75              0.55%
Fresno                                     127,723.21              0.36%
Riverside                                   50,000.00              0.14%
Sacramento                                  43,170.02              0.12%
                              ------------------------        -----------

Total                                  $35,693,147.49            100.00%


Statement of Condition of Mortgage Investments
         Number of Mortgage Investments in Foreclosure        1

Scheduled maturity dates of mortgage investments as of December 31, 1999 are as follows:

                         Year Ending
                         December 31,

                      -------------------

                             2000                                    $16,579,435
                             2001                                     14,365,526
                             2002                                        962,638
                             2003                                        308,957
                             2004                                        950,000
                          Thereafter                                   2,526,591
                                                                ----------------
                                                                     $35,693,147

                                                                ================


The  scheduled  maturities  for  2000   include   approximately   nine  Mortgage
Investments totalling $4,984,651 which were past maturity at December 31, 1999. Interest payment on only four of these loans was delinquent.

In 1995, the Partnership chose to allow a senior lender to foreclose out its deed of trust on one of its Mortgage Investments. The Partnership commenced a legal action to collect this debt. A settlement was reached for this debt collection. As of December 31, 1999, $30,000 of the amount due has been collected. The remaining balance due has been recorded as an account receivable in the financial statements. Additional payments are expected in year 2000.

As of January 01, 1999, the Partnership owned a vacant lot acquired through the foreclosure of Mortgage Investment. The vacant lot was valued at $66,000 and was subsequently sold in April 1999 for $85,000. Additionally, the Partnership wholly owns a limited liability company (LLC) whose sole asset is a partially completed single family residence. This partially completed single family residence was originally foreclosed upon by the Partnership and subsequently transferred to the LLC at a cost of $181,139. Additional expenditures over the $181,139 basis, have been primarily for completion of the construction. At the time of writing this report (February, 2000), the construction was fully completed and the property was sold.

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

                                     Part II

Item 5 - Market for the Registrant's Units and Related Partnership Matters.

300,000 units at $100 each (minimum 20 units) are being offered (150,000 units were previously offered and sold) through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.

A description of the Partnership units, transfer restrictions and withdrawal provisions is more fully described under the section entitled "Description of Units" and summary of Limited Partnership Agreement, pages 67 through 75 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.

Pursuant to Post-effective No. 9, effective as of February 28, 2000, each unit of the Limited Partnership shall be offered at a price of $1.00 instead of $100. This has been done as an administrative convenience that will save the Partnership considerable expense. The total number of units being offered has increased to 30,000,000 from 300,000, however, the aggregate offering amount of $30,000,000 has not increased. This is simply a semantic change with no effect on an investor's interest, or the total aggregate dollar amount being offered. The Partnership does not actually issue "units". An investor's interest is determined based solely on his capital account balance.

Item 6 - Selected Financial Data

Redwood Mortgage Investors VIII began operations in April 1993. Financial results for years 1984 through December 31, 1998, for prior partnerships are incorporated by reference to the Prospectus (S-11) dated December 4, 1996, Table III pages 104 through 138, Supplement No.4 dated April 24, 1998, and Supplement No. 5 dated April 28, 1999.

Financial condition and results of operation for the Partnership for three years to December 31, 1999 were:

                                  Balance Sheet

                                     Assets

                                                                           December 31,
                                                       ------------------------------------------------------

                                                                  1999               1998               1997
                                                       ----------------     --------------     --------------
                                                       ----------------     --------------     --------------
Cash                                                        $1,602,568           $528,688           $663,159
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust           35,693,148         31,905,958         25,304,989
   Accrued interest and other fees                             711,521            459,418            341,976
   Advances on Mortgage Investments                             33,251            211,145            205,804
   Other receivables - Unsecured                                49,090             48,849             62,844
   Less allowance for losses                                 (834,359)          (414,073)          (257,500)
Investment in Limited Liability Corporation                    373,358            304,139            251,139
Real estate owned, net                                               0             66,000             70,138
Organization cost net of amortization                                0                  0              1,875
Prepaid Expenses                                                 6,332             11,835             10,151
Due from General Partners/Related Companies                          0                  0              2,999

                                                       ----------------     --------------     --------------
                                                       ----------------     --------------     --------------
                                                           $37,634,909        $33,121,959        $26,657,574
                                                       ================     ==============     ==============


                        Liabilities and Partners Capital

                                                                           December 31,
                                                       -----------------------------------------------------

                                                            1999                 1998                  1997
                                                 ----------------      ---------------       ---------------
Liabilities:
Deferred interest                                       $213,529             $124,805               $83,066
Note payable - Bank                                            0            5,947,000             5,640,000
Accounts payable                                          29,413                2,500                 3,355
Subscriptions to partnership in applicant                330,000                    0                     0
status

                                                 ----------------      ---------------      ----------------
                                                        $572,942           $6,074,305            $5,726,421
                                                 ----------------      ---------------      ----------------


Partners' Capital

  Limited partners subject to redemption              37,030,017           27,025,331            20,914,721
  General Partners                                        31,950               22,323                16,432
                                                                       ---------------      ----------------
                                                 ----------------      ---------------
                                                     $37,061,967          $27,047,654           $20,931,153
                                                 ----------------      ---------------
                                                                       ---------------      ----------------

                                                     $37,634,909          $33,121,959           $26,657,574
                                                 ================      ===============      ================





                                                                   Statement of Income

                                                                            December 31,
                                                       --------------------------------------------------------
                                                                      1999                1998            1997
                                                       --------------------      --------------    ------------

Gross Revenue                                                   $4,426,245          $3,406,021      $2,629,457
Expenses                                                         1,482,051           1,127,439         820,937
                                                             --------------      --------------    ------------
Income  before  interest  credited to Partners in applicant      2,944,194           2,278,582       1,808,520
status

Interest credited to Partners in applicant status                    1,914               4,454           9,562
                                                             --------------      --------------    ------------

Net Income                                                      $2,942,280          $2,274,128      $1,798,958
                                                             ==============      ==============    ============

Net income to General Partners (1%)                                $29,423             $22,741         $17,990
                                                             ==============      ==============    ============

Net Income to Limited Partners (99%)                            $2,912,857          $2,251,387      $1,780,968
                                                             ==============      ==============    ============


Net Income  per $1,000  invested  by Limited  Partners  for
   - where income is reinvested and compounded                         $84                 $84             $84
                                                             ==============      ==============    ============

   - where partner receives income in monthly distributions            $81                 $81             $81
                                                             ==============      ==============    ============



The annualized yield for 1997 was 8.40%, for 1998 was 8.40% and for 1999 it was 8.42%. An average annualized yield since inception through December 31, 1999, was 8.36%.

Item 7
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

On December 31, 1999, the Partnership was in the offering stage of its second offering, ($30,000,000). Contributed capital totalled $14,932,017 for the first offering and $20,178,924 for the second offering an aggregate of $35,110,941 (Limited Partners) as of December 31, 1999. Of this amount, $330,000 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $100 each.

At December 31, 1999, the Partnership's Mortgage Investments outstanding totalled $35,693,147. The primary reason for an increase in Mortgage Investments Outstanding from $6,484,707 in 1994, to $12,047,252 in 1995, to $15,642,990 in
1996, to  $25,304,989  in 1997, to  $31,905,958  in 1998,  and to $35,693,147 to
December 31, 1999, was the additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners' Capital contributions have totalled $4,508,824, $3,834,799, $3,863,536, $5,565,372, $5,100,458, and $9,520,806, and
the reinvestment of earnings by Limited Partners who have elected to reinvest earnings have totalled $239,956, $524,988, $800,218, $1,119,465, $1,440,687, and
$1,911,554, for the years ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999,
respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1994, 1995, 1996, 1997, 1998 and 1999 to $480,110, $1,031,029, $1,718,208, $2,613,008, $3,376,293 and
$4,337,427 respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of December 31, 1999, distributed earnings at an average annualized yield of 8.36%.

Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates.New Mortgage Investments will be originated at higher interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8% - 9%).

In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and since its inception has increased the limit from $3,000,000 to $9,000,000. For the years ended December 31, 1996, 1997, 1998 and December 31, 1999, interest on Note Payable-Bank was $188,638, $340,633, $513,566 and $526,697 respectively. For 1997, 1998 and the twelve months ended December 31, 1999, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. During 1999, the Partnership's highest borrowing was $8,600,000 at an interest rate of prime + 1/4%. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 1999, the balance was $0 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-two years. Mortgage servicing fees increased from $155,912 to $189,692, to $295,052 and to $359,464 for the years ended December 31, 1996, 1997, 1998 and 1999. The mortgage servicing fees increased primarily due to increase in the outstanding Mortgage Investment portfolio. Asset Management fees increased from $17,053 to $24,966, to $31,651 and to $42,215 for the years ended December 31, 1996, 1997, 1998 and 1999 respectively. The Asset Management fee increase was due primarily to the increased Partner's capital which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1996, 1997, 1998 and 1999, the Partnership made provisions for doubtful accounts of $55,383, $139,804, $162,969 and $408,890 respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of December 31, 1999, of $834,359 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

The February 18, 2000 issue of the "Alert" publication, published by the California Chamber of Commerce, said the following about California's thriving economy:

"Job gains grew in the fourth quarter of 1999, as the California economy accelerated. For the year as a whole, employment grew by 2.9 percent, considerably stronger than in the nation. This gain likely will be revised upward to 3.3 percent, or so, in the benchmark revisions to be released in late February.

State unemployment, at 4.9 percent in the last four months, is lower than in more than 30 years. Tax revenues are flooding into Sacramento, in part because of the strong economy, but also because of exercised stock options, strong bonuses and huge realized stock market gains.

The state economy's strength has been widespread across major industries, but concern about residential real estate is growing.

Housing permits were issued at an annual rate of 139,000 units through November 1999, well below almost everyone's expectations and the 220,000 units averaged annually in the 1980s. Clearly, not enough housing is being built in the state.

High land prices, restrictive local land use policies, the re-emergence of the slow growth/no growth movement, and federal environmental regulations are constraining home building. As a result, affordability is declining at an alarming rate.

The affordability of existing homes is low in San Diego and Orange counties and extremely low almost everywhere in the San Francisco Bay Area. In what seems like a paradox, an oversupply of expensive new homes is developing. This also happened under similar circumstances in the late 1980s.

In areas of particularly high land prices and long permitting and other building delays, building entry and mid-level housing becomes more difficult to "pencil out". As developers turn increasingly to expensive housing, the supply of expensive housing can quickly outstrip demand. Also, the affordability of new homes can dip considerably below that of existing homes.

In Orange County, for example, a relatively low 32 percent of households could afford to buy the median-priced existing home sold in November; only 19 percent could afford to buy the median-priced new home."

To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnership's lending activity.

At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $418,380, $495,480, $614,383 and $826,291 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999, to Limited Partners' capital accounts and not withdrawn was $800,218, $1,119,465, $1,440,687 and $1,911,554
respectively. As of December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999, Limited Partners electing to withdraw earnings represented 34%, 30%, 30% and 31% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partner's investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period for most of the investors has yet to expire, as of December 31, 1999, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through December 31, 1999 were:

                       1993        1994         1995        1996        1997        1998          1999
                     ---------- ------------ ----------- ----------- ----------- ------------ -------------

Earnings
Capital Liquidation

                             0            0      $5,640    $146,755    $132,619     $257,344      $592,357
                     ---------- ------------ ----------- ----------- ----------- ------------ -------------

Total                  $46,855     $165,814    $309,117    $565,135    $628,099     $871,727    $1,418,648
                     ========== ============ =========== =========== =========== ============ =============

 Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999, $146,755, $132,619,
$244,213 and $411,838 respectively were liquidated subject to the 10% penalty for early withdrawal. This represents only 1.00%, 0.63%, 0.90% and 1.11% of the Limited Partners ending capital for the years ended December 31, 1996, 1997, 1998 and 1999, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999, respectively, and is expected by the General Partners to commonly occur at these levels.

         The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relies on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come, we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems are being addressed by the appropriate software vendors or software programmers. All month-end, quarterly, and annual computerized functions have not yet been run, however testing of the operations has taken place. We do not expect any significant problems.

         The costs of updating our computer systems were substantially borne by the non affiliated software vendors and the in house system conversion costs to the partnership were marginal.

         Year 2000 issues do not appear to have affected, in any significant manner, any industries or businesses in the marketplace in which the Partnership places its loans. We believe that year 2000 issues are a non-event and will have little if any future effect on the Partnership, its affiliates or the people and businesses with which it associates.

         The foregoing analysis of year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

     On February 7, 2000, the General Partners, pursuant to Section 12.4(d) of the Partnership Agreement, admitted Redwood Mortgage Corp., a California corporation, as a General Partner of the Partnership. Redwood Mortgage Corp. is an affiliate of the General Partners. Redwood Mortgage Corp. was incorporated in 1978. Its principal stockholder is D. Russell Burwell, a General Partner of the Partnership. Redwood Mortgage Corp. is a licensed real estate broker and has been engaged primarily in the business of arranging and servicing the Partnership's loans since its inception. The General Partners believe that the addition of Redwood Mortgage Corp as a General Partner will strengthen the Partnership's management team.

On February 17, 2000 the Partnership filed Post-Effective Amendment No. 9 to it's initial Registration Statement dated December 4, 1996 (the "Amendment"). The Amendment was declared effective by the Securities and Exchange Commission (the "Commission") on February 28, 2000. The Amendment contained a revised Prospectus for the Partnership intended to meet the plain English requirements of the Commission. The Prospectus also includes updated financials for the Partnership and the General Partners and incorporates the disclosure items previously included in Supplement No. 5 dated April 26, 1999. The Prospectus additionally includes disclosure with respect to the fact that (1) Redwood Mortgage Corp. has been admitted as an additional General Partner (see Part III, item 10 below); (2) the offering price of units has been changed to $1 (see Part II, item 5 above); and (3) that in order to provide greater flexibility to its investors, the General Partners intend to file a Dividend Reinvestment Plan with the Commission in the first half of 2000.

              Item 8 - Financial Statements and Supplementary Data

Redwood Mortgage Investors VIII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

             -  Independent Auditor's Report,
             - Balance Sheets - December 31, 1999, and December 31, 1998, - Statements of Income for the three years ended December 31, 1999. - Statements of Partners' Capital for the three years ended December 31, 1999. - Statements of Cash Flows for the three years ended December 31, 1999. - Notes to Financial Statements - December 31, 1999.

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

                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                         (With Auditor's Report Thereon)

                        Caporicci, Cropper & Larson, LLP

                          CERTIFIED PUBLIC ACCOUNTANTS

                            1575 Treat Blvd. Ste. 208

                             Walnut Creek, CA 94598

                                 (925) 932-3860

                          INDEPENDENT AUDITOR'S REPORT

THE PARTNERS
REDWOOD MORTGAGE INVESTORS VIII

We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1999 and 1998 and the statements of income, changes in partners' capital and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VIII as of December 31, 1999 and 1998, and the results of its operations and cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

                                /s/ Bruce Cropper

                        Caporicci, Cropper & Larson, LLP

Walnut Creek, California
March 15, 2000




                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                           1999                 1998
                                                                       --------------       --------------

Cash                                                                      $1,602,568             $528,688
                                                                       --------------       --------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                         35,693,148           31,905,958
  Accrued Interest on Mortgage Investments                                   711,521              459,418
  Advances on Mortgage Investments                                            33,251              211,145
  Accounts receivables, unsecured                                             49,090               48,849
                                                                       --------------       --------------
                                                                          36,487,010           32,625,370

  Less allowance for doubtful accounts                                       834,359              414,073
                                                                       --------------       --------------
                                                                          35,652,651           32,211,297
                                                                       --------------       --------------

Real Estate owned, acquired through foreclosure,
 held for sale                                                                     0               66,000
Investment in limited liability corporation, at cost which
  approximates market                                                        373,358              304,139
Prepaid expense-deferred loan fee                                              6,332               11,835
                                                                       --------------       --------------

                                                                         $37,634,909          $33,121,959
                                                                       ==============       ==============



See accompanying notes to financial statements



                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                           1999                 1998
                                                                       --------------       --------------

Liabilities:
  Accounts payable and accrued expenses                                      $29,413               $2,500
  Note payable - bank line of credit                                               0            5,947,000
  Deferred interest income                                                   213,529              124,805
  Investors in applicant status                                              330,000                    0
                                                                       --------------       --------------
                                                                       --------------       --------------

                                                                             572,942            6,074,305
                                                                       --------------       --------------
                                                                       --------------       --------------


Partners' Capital:
     Limited partners' capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $342,334 and
          $353,875 for 1999 and 1998, respectively:
          and formation loan receivable of $2,158,674 and $1,640,904
          for 1999 and 1998, respectively                                 37,030,017           27,025,331

     General Partners' Capital, net of unallocated syndication costs
          of $3,458 and $3,574 for 1999 and 1998, respectively                31,950               22,323
                                                                       --------------       --------------

                      Total Partners' Capital                             37,061,967           27,047,654
                                                                       --------------       --------------

                      Total Liabilities and Partners' Capital            $37,634,909          $33,121,959
                                                                       ==============       ==============


See accompanying notes to financial statements.



                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                              STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                              YEARS ENDED DECEMBER 31,

                                                                 ----------------------------------------------------

                                                                     1999              1998              1997
                                                                 --------------    -------------    ---------------
Revenues:
  Interest on Mortgage Investments                                  $4,337,427       $3,376,293         $2,613,008
  Interest on bank deposits                                              8,197            8,946              9,487
  Late charges                                                          27,859           19,384              6,432
  Miscellaneous                                                         52,762            1,398                530
                                                                 --------------
                                                                                   -------------    ---------------
                                                                     4,426,245        3,406,021          2,629,457
                                                                 --------------    -------------    ---------------

Expenses:
  Mortgage servicing fees                                              359,464          295,052            189,692
  Interest on note payable - bank                                      526,697          513,566            340,633
  Amortization of loan origination fees                                 10,503           11,415             16,819
  Provision for doubtful accounts and losses on real estate
    acquired through foreclosure                                       408,890          162,969            139,804
  Asset management fee - General Partner                                42,215           31,651             24,966
  Amortization of organization costs                                         0            1,875              2,500
  Clerical costs through Redwood Mortgage Corp.                         85,171           67,453             54,549
  Professional services                                                 31,814           27,462             36,717
  Printing, supplies and postage                                         7,102            7,089              9,584
  Other                                                                 10,195            8,907              5,673
                                                                  -------------    -------------    ---------------
                                                                     1,482,051        1,127,439            820,937
                                                                 --------------    -------------    ---------------

Income before interest credited to partners in applicant status      2,944,194        2,278,582          1,808,520

Interest credited to partners in applicant status                        1,914            4,454              9,562
                                                                 --------------    -------------    ---------------

Net Income                                                          $2,942,280       $2,274,128         $1,798,958
                                                                 ==============    =============    ===============

Net income:  To General Partners(1%)                                   $29,423          $22,741            $17,990
                     To Limited Partners (99%)                       2,912,857        2,251,387          1,780,968
                                                                 --------------    -------------    ---------------
Total - net income                                                  $2,942,280       $2,274,128         $1,798,958
                                                                 ==============    =============    ===============

Net income per $1,000 invested by Limited Partners for entire period:

-where income is reinvested and compounded                                 $84              $84                $84
                                                                 ==============    =============    ===============

-where partner receives income in monthly distributions                    $81              $81                $81
                                                                 ==============    =============    ===============


See accompanying notes to financial statements.



                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                                   PARTNERS' CAPITAL
                                                             ---------------------------------------------------------------
                                                                               LIMITED PARTNERS' CAPITAL
                                                             --------------------------------------------------------------
                                                               Capital
                                           Partners In         Account       Unallocated       Formation
                                            Applicant          Limited       Syndication          Loan
                                              Status          Partners          Costs          Receivable         Total
                                          ---------------    ------------    -------------    -------------    -------------

Balances at December 31, 1996                   $310,937     $16,181,189      $ (414,190)                $      $14,693,293

Contributions on Application                   5,251,969               0                0                0                0
Formation Loan increases                               0               0                0        (420,510)        (420,510)
Formation Loan payments                                0               0                0           98,999           98,999
Interest credited to partners in applicant status  9,562               0                0                0                0

Upon admission to Partnership:
    Interest withdrawn                           (1,849)               0                0                0                0
    Transfers to Partners' capital           (5,570,619)       5,565,372                0                0        5,565,372

Net Income                                             0       1,780,968                0                0        1,780,968
Syndication costs incurred                             0               0        (188,517)                0        (188,517)
Allocation of syndication costs                        0       (166,023)          166,023                0                0
Partners' withdrawals                                  0       (614,837)                0                0        (614,837)
Early withdrawal penalties                             0        (13,261)            4,690            8,524             (47)
                                          ---------------    ------------    -------------    -------------    -------------

Balances at December 31, 1997                         $0     $22,733,408       $(431,994)     $(1,386,693)      $20,914,721

Contributions on Application                   5,105,559               0                0                0                0
Formation Loan increases                               0               0                0        (403,518)        (403,518)
Formation Loan payments                                0               0                0          133,580          133,580
Interest credited to partners in applicant status  4,454               0                0                0                0

Upon admission to Partnership:
    Interest withdrawn                           (1,553)               0                0                0                0
    Transfers to Partners' capital           (5,108,460)       5,103,359                0                0        5,103,359

Net Income                                             0       2,251,387                0                0        2,251,387
Syndication costs incurred                             0               0        (126,453)                0        (126,453)
Allocation of syndication costs                        0       (196,317)          196,317                0                0
Partners' withdrawals                                  0       (847,661)                0                0        (847,661)
Early withdrawal penalties                             0        (24,066)            8,255           15,727             (84)
                                          ---------------    ------------    -------------    -------------    -------------

Balances at December 31, 1998                         $0     $29,020,110       $(353,875)     $(1,640,904)      $27,025,331

Contributions on Application                   9,530,318               0                0                0                0
Formation Loan increases                               0               0                0        (708,461)        (708,461)
Formation Loan payments                                0               0                0          164,731          164,731
Interest credited to partners in applicant status  1,914               0                0                0                0

Upon admission to Partnership:
    Interest withdrawn                           (1,002)               0                0                0                0
    Transfers to Partners' capital           (9,201,230)       9,191,719                0                0        9,191,719

Net Income                                             0       2,912,857                0                0        2,912,857
Syndication costs incurred                             0               0        (177,099)                0        (177,099)
Allocation of syndication costs                        0       (175,012)          175,012                0                0
Partners' withdrawals                                  0     (1,378,924)                0                0      (1,378,924)
Early withdrawal penalties                             0        (39,725)           13,628           25,960            (137)
                                          ---------------    ------------    -------------    -------------    -------------

Balances at December 31, 1999                   $330,000     $39,531,025       $(342,334)     $(2,158,674)      $37,030,017
                                          ===============    ============    =============    =============    =============

See accompanying notes to financial statements




                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                           PARTNERS' CAPITAL

                                              -----------------------------------------------------------------------------
                                                                        GENERAL PARTNERS' CAPITAL
                                              -----------------------------------------------------------------------------

                                                 Capital           Unallocated                                   Total
                                                 Account           Syndication              Total              Partners'
                                                 General              Costs                                     Capital
                                                Partners
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1996                        $15,549            $ (4,184)               $11,365         $14,704,658

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (420,510)
Formation Loan payments                                    0                    0                     0              98,999
Interest credited to partners in applicant status          0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     5,247                    0                 5,247           5,570,619

Net Income                                            17,990                    0                17,990           1,798,958
Syndication costs incurred                                 0              (1,904)               (1,904)           (190,421)
Allocation of syndication costs                      (1,677)                1,677                     0                   0
Partners' withdrawals                               (16,313)                    0              (16,313)           (631,150)
Early withdrawal penalties                                 0                   47                    47                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1997                        $20,796             $(4,364)               $16,432         $20,931,153

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (403,518)
Formation Loan payments                                    0                    0                     0             133,580
Interest credited to partners in applicant status          0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     5,101                    0                 5,101           5,108,460

Net Income                                            22,741                    0                22,741           2,274,128
Syndication costs incurred                                 0              (1,277)               (1,277)           (127,730)
Allocation of syndication costs                      (1,983)                1,983                     0                   0
Partners' withdrawals                               (20,758)                    0              (20,758)           (868,419)
Early withdrawal penalties                                 0                   84                    84                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1998                        $25,897             $(3,574)               $22,323         $27,047,654

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (708,461)
Formation Loan payments                                    0                    0                     0             164,731
Interest credited to partners in applicant status          0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     9,511                    0                 9,511           9,201,230

Net Income                                            29,423                    0                29,423           2,942,280
Syndication costs incurred                                 0              (1,789)               (1,789)           (178,888)
Allocation of syndication costs                      (1,768)                1,768                     0                   0
Partners' withdrawals                               (27,655)                    0              (27,655)         (1,406,579)
Early withdrawal penalties                                 0                  137                   137                   0
                                             ----------------    -----------------    ------------------    ----------------
Balances at December 31, 1999                        $35,408             $(3,458)               $31,950         $37,061,967
                                             ================    =================    ==================    ================

See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                        1999                1998              1997
                                                                   ---------------     ---------------    --------------
Cash flows from operating activities:

  Net income                                                           $2,942,280          $2,274,128        $1,798,958
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                          0               1,875             2,500
    Provision for doubtful accounts.                                      420,286             156,573           139,804
    Provision for losses (gains) on real estate held for sale            (11,396)               6,396                 0
    Increase (decrease) in accounts payable                                26,913               (855)          (17,270)
    (Increase) in accrued interest & advances                            (74,209)           (122,783)         (342,571)
    (Increase) decrease in amount due from related companies                (241)               2,999           (2,688)
    (Increase) decrease in deferred loan fee                                5,503             (1,684)            10,569
    Increase (decrease ) in deferred interest income                       88,724              41,739         (134,414)
                                                                   ---------------     ---------------    --------------

      Net cash provided by operating activities                         3,397,860           2,358,388         1,454,888
                                                                   ---------------     ---------------    --------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                        20,243,729          14,262,838        10,279,337
    Mortgage Investments made                                        (24,030,919)        (20,863,807)      (19,941,336)
    Disposition of real estate held for sale                               79,282                   0                 0
    Additions to real estate held for sale                                (1,886)             (2,258)           (3,254)
    Additions to Limited Liability Corporation                           (69,219)            (53,000)          (60,000)
    Accounts receivables, unsecured - (disbursements) receipts                  0              13,995            12,490
                                                                   ---------------     ---------------    --------------

      Net cash used in investing activities                           (3,779,013)         (6,642,232)       (9,712,763)
                                                                   ---------------     ---------------    --------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                           (5,947,000)             307,000         4,140,000
   Contributions by partner applicants                                  9,530,318           5,105,559         5,251,969
   Interest credited to partners in applicant status                        1,914               4,454             9,562
   Interest withdrawn by partners in applicant status                     (1,002)             (1,553)           (1,849)
   Partners withdrawals                                               (1,406,579)           (868,419)         (631,150)
   Syndication costs incurred                                           (178,888)           (127,730)         (190,421)
   Formation Loan increases                                             (708,461)           (403,518)         (420,510)
   Formation Loan collections                                             164,731             133,580            98,999
                                                                   ---------------     ---------------    --------------

      Net cash provided by financing activities                         1,455,033           4,149,373         8,256,600
                                                                   ---------------     ---------------    --------------

Net increase (decrease) in cash and cash equivalents                    1,073,880           (134,471)           (1,275)

Cash - beginning of period                                                528,688             663,159           664,434
                                                                   ---------------     ---------------    --------------

Cash - end of period                                                   $1,602,568            $528,688          $663,159
                                                                   ===============     ===============    ==============


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At December 31, 1999, the Partnership was in the offering stage, wherein contributed capital totalled $35,110,941 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $100 each (351,109.41). As of December 31, 1999, $330,000 remained in applicant status.

A minimum of 2,500 units ($250,000) and a maximum of 150,000 units ($15,000,000)
were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 300,000 Units ($30,000,000) As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

The  Formation  Loan  relating  to the second  offering  ($30,000,000)  totalled
$1,547,875 at December 31, 1999, which was 7.7% of the limited partners contributions of $20,178,924. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.



                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

The following summarizes Formation Loan transactions to December 31, 1999:

                                                 Initial             Subsequent
                                               Offering of          Offering of
                                               $15,000,000          $30,000,000              Total

                                              --------------       ---------------      ----------------

Limited Partner contributions                   $14,932,017           $20,178,924           $35,110,941
                                              ==============       ===============      ================

Formation Loan made                              $1,074,840             1,547,875             2,622,715
Payments to date                                  (281,701)             (124,569)             (406,270)
Early withdrawal penalties applied                 (57,771)                     0              (57,771)
                                              --------------       ---------------      ----------------
                                              --------------       ---------------      ----------------

Balance December 31, 1999                          $735,368            $1,423,306            $2,158,674
                                              ==============       ===============      ================

Percent loaned of Partners' contributions              7.2%                  7.7%                  7.5%
                                              ==============       ===============      ================

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

Through December 31, 1999,  organization  costs of $12,500 and syndication costs
of  $1,167,649  had  been  incurred  by  the  Partnership   with  the  following
distribution:

                                      Syndication      Organization

                                        Costs             Costs            Total


                                      ------------    ------------- ------------
Costs incurred                          $1,167,649         $12,500    $1,180,149
Early withdrawal penalties applied        (31,555)               0      (31,555)
Allocated and amortized to date          (790,302)        (12,500)     (802,802)
                                      ------------    ------------- ------------

December 31, 1999 balance                 $345,792               0      $345,792
                                      ============    ============= ============

Organization and syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totalled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

As of December 31, 1999 syndication costs attributable to the subsequent offering ($30,000,000) totalled $597,784, (3.0% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

At December 31, 1999, 1998, and 1997, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

As  presented  in Note 10 to the  financial  statements,  the  average  Mortgage
Investment to appraised value of security at the time the losses were consummated was 60.90%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At December 31, 1999, there were no properties acquired by the Partnership as real estate owned (REO).

                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

I. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1999, and 1998 was as follows:

                                                    December 31,
                                    --------------------------------------------
                                            1999                       1998
                                    ---------------             ----------------

Impaired mortgage investments                 $0                         $0
Unspecified mortgage investments         795,268                    370,073
Amounts receivable, unsecured             39,091                     44,000
                                    ---------------             ----------------
                                        $834,359                   $414,073
                                    ===============             ================

                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

A. Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 1999 and 1998, Mortgage Investment brokerage commissions paid by the borrowers were $682,118 and $604,836, respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $359,464, $295,052 and $189,692 were incurred for years 1999, 1998 and 1997, respectively.

C. Asset Management Fee

The General Partners receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $42,215, $31,651 and $24,966 were incurred for years 1999, 1998 and 1997, respectively.

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

                                DECEMBER 31, 1999

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

The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of December 31, 1999 a General Partner, GYMNO Corporation, had contributed $35,100, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

During the periods ending December 31, 1999, 1998 and 1997, interest totaling $1,914, $4,454 and $9,562, respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                                DECEMBER 31, 1999

E. Liquidity, Capital Withdrawals and Early Withdrawals

There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is non-liquid. Limited Partners have no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account.

After five years from the date of purchase of the Units, Limited Partners have the right to withdraw from the Partnership on an installment basis. Generally this is done over a five year period in twenty (20) quarterly installments. Once a Limited Partner has been in the Partnership for the minimum five year period, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners may liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

The Partnership has a bank line of credit expiring September 30, 2000, of up to $9,000,000 at .25% over prime secured by its Mortgage Investment portfolio. The note payable balances were $0 and $5,947,000 at December 31, 1999, and 1998, respectively, and the interest rate was 8.75% at December 31, 1999, (8.50% prime plus .25%).

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

                                DECEMBER 31, 1999

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                       December 31,
                                        ----------------------------------------
                                               1999                      1998
                                        ------------------      ----------------

Net Assets - Partners' Capital per
   financial statements                     $37,061,967              $27,047,654
Non-amortized syndication costs                 345,792                  357,449
Allowance for doubtful accounts                 834,359                  414,073
Formation loans receivable                    2,158,674                1,640,904
                                        ------------------      ----------------

Net assets tax basis                        $40,400,792              $29,460,080
                                        ==================      ================

In 1999 and 1998, approximately 58% and 61% of taxable income was allocated to tax exempt organizations, i.e., retirement plans, respectively. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INVESTMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) The Carrying Value of Mortgage Investments (see note 2(c)) is $35,693,148. The fair value of these investments of $35,825,175 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1999, there were 53 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    53
Total Mortgage Investments outstanding                               $35,693,148

Average Mortgage Investment outstanding                                 $673,456
Average Mortgage Investment as percent of total                            1.89%
Average Mortgage Investment as percent of Partners' Capital                1.82%

Largest Mortgage Investment outstanding                                2,600,000
Largest Mortgage Investment as percent of total                            7.28%
Largest Mortgage Investment as percent of Partners' Capital                7.02%

Number of counties where security is located (all California)                 13
Largest percentage of Mortgage Investments in one county                  33.40%
Average Mortgage Investment to appraised value of security
   at time loan was consummated                                           60.90%

Number of Mortgage Investments in foreclosure status                           1
Amount of Mortgage Investments in foreclosure                         $2,600,000

The following categories of mortgage investments are pertinent at December 31, 1999 and 1998:

                                                     December 31,
                                      ------------------------------------------
                                               1999                    1998
                                      ------------------      ------------------

First Trust Deeds                            $19,388,394             $22,349,185
Second Trust Deeds                            16,082,803               8,469,460
Third Trust Deeds                                221,951               1,087,313
                                      ------------------      ------------------
  Total mortgage investments                  35,693,148              31,905,958
Prior liens due other lenders                 23,719,420              26,411,096
                                      ------------------      ------------------
  Total debt                                 $59,412,568             $58,317,054
                                      ==================      ==================

Appraised property value at time of loan     $97,556,330             $98,011,150
                                      ==================      ==================

Total investments as a percent of appraisals      60.90%                  59.50%
                                      ==================      ==================

Investments by Type of Property

Owner occupied homes                          $7,336,276              $6,450,199
Non-Owner occupied homes                      10,957,622               8,789,445
Apartments                                       302,797               3,256,602
Commercial                                    17,096,453              13,409,712
                                      ------------------      ------------------
                                             $35,693,148             $31,905,958
                                      ==================      ==================

The interest rates on the mortgage investments range from 8.00% to 14.00% at December 31, 1999.

                         REDWOOD MORTGAGE INVESTORS VIII

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

Scheduled maturity dates of mortgage investments as of December 31, 1999 are as follows:

                         Year Ending
                         December 31,

                      -------------------

                             2000                                    $16,579,436
                             2001                                     14,365,526
                             2002                                        962,638
                             2003                                        308,957
                             2004                                        950,000
                          Thereafter                                   2,526,591
                                                                ----------------
                                                                     $35,693,148
                                                                ================


The scheduled maturities for 2000 include approximately $4,984,651 in Mortgage Investments which are past maturity at December 31, 1999. Interest payment on only four of these loans was delinquent.

The cash  balance  at  December  31,  1999 of  $1,602,568  was in one bank  with interest bearing balances totalling $1,481,699. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $1,502,568. This bank is the same financial institution that has provided the Partnership with the $9,000,000 limit line of credit. At December 31, 1999, draw down against this facility was $0. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.




                                 SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03

Column A                     Column B               Column C            Column D                   Column E
Name of Debtor               Balance Beginning      Additions                 Deductions            Balance at end of period
                             of period 12/31/98                          (1)            (2)           (1)            (2)
                                                                       Amounts        Amounts       Current      Not Current
                                                                      collected     written off             12/31/99

Redwood Mortgage Corp.         $1,640,904             $708,460        $164,730        $25,960          0          $2,158,674
                               -------------- -------------------- ---------------- ------------- ------------- ---------------

Total                          $1,640,904             $708,460        $164,730        $25,960          0          $2,158,674
                               ============== ==================== ================ ============= ============= ===============

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



                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                         REDWOOD MORTGAGE INVESTORS VIII

Column A            Column B                        Column C                Column D         Column E
Description         Balance                         Additions               Deductions       Balance at
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

                                      Costs & Expenses      Other accounts -
                                                            Describe

Year Ended
12/31/99

Deducted from
Asset accounts:

Allowance for
Doubtful accts      $414,073           $420,286                0                0         $834,359

Cumulative
write-down of
Real Estate
held for sale
(REO)                $11,396          ($11,396)                0                0                0

                ----------------- -------------------- ------------------ ---------------- ----------------
Totals              $425,469          $408,890                 0                0         $834,359
                ================= ==================== ================== ================ ================





                                  SCHEDULE XII

                      MORTGAGE INVESTMENTS ON REAL ESTATE.

                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A     Col. B   Col. C    Col. D       Col. E          Col. F         Col. G            Col. H      Col. I     Col. J
------     ------   ------    ------       ------          ------         ------            ------      ------     ------
Descp.     Interest Final     Periodic     Prior Liens     Face Amt. of   Carrying         Principal    Type of    Geographic
           Rate     Maturity  Payment                      Mortgage       amount of         amt of      Lien       County
                    Date      Terms                        Investments    Mortgage         Mortgage                Location
                                                           (original      Investments     Investments
                                                           amount)                        subject to
                                                                                            Delinq.
                                                                                         Principal or
                                                                                           Interest

========== ======== ========= ============ =============== ============== ============== ============== ========== =============

Comm         13.75  11/01/99     2,044.77      156,750.00     175,500.00     166,317.85           0.00    2nd mtg       Alameda
Comm         13.75  10/01/96       458.33            0.00      40,000.00      15,745.00           0.00    1st mtg   Santa Clara
Comm         11.00  09/01/05       846.15      846,019.00      67,500.00      43,170.02           0.00    2nd mtg    Sacramento
Comm         10.00  12/01/98     1,689.33            0.00     192,500.00     189,719.44     189,719.44    1st mtg       Alameda
Comm         12.00  02/01/99     5,131.14            0.00     503,457.45     503,457.45     503,457.45    1st mtg   Santa Clara
Apts         11.00  11/01/99     1,980.58      713,917.00     200,000.00     194,811.75           0.00    2nd mtg San Francisco
Res          11.00  12/01/03     3,185.37    1,060,486.00     325,000.00     308,956.27           0.00    2nd mtg San Francisco
Apts         11.00  04/01/05       330.09            0.00     400,000.00      33,333.33           0.00    1st mtg   San Joaquin
Comm         12.00  07/01/00     1,387.44            0.00     130,000.00     127,723.21           0.00    1st mtg        Fresno
Comm         11.75  02/01/99     1,018.34            0.00     104,000.00      92,917.26           0.00    1st mtg  Contra Costa
Comm         12.00  03/01/01       789.92            0.00      75,000.00      72,617.12           0.00    1st mtg     San Mateo
Res          11.00  04/01/06     1,039.81            0.00     105,000.00     102,718.58           0.00    1st mtg San Francisco
Comm         12.00  03/01/01       684.60       74,754.00      65,000.00      63,351.99           0.00    2nd mtg     San Mateo
Comm         12.00  02/01/99       186.00       46,800.00      18,000.00      18,000.00      18,000.00    2nd mtg   Santa Clara
Comm         14.00  04/01/06    12,160.05            0.00     700,000.00     610,628.80           0.00    1st mtg San Francisco
Comm         10.75  04/01/00       447.92      121,264.00      50,000.00      50,000.00           0.00    2nd mtg     Riverside
Comm         11.75  05/01/02     3,828.76            0.00     370,000.00     282,756.35           0.00    1st mtg     San Mateo
Res          12.00  06/01/99       500.00      262,342.00      50,000.00      50,000.00           0.00    2nd mtg       Alameda
Res          10.00  07/01/00     5,068.88            0.00     579,300.00     579,300.00      15,206.64    1st mtg San Francisco
Comm         12.00  10/01/02     1,562.50            0.00     150,000.00     129,881.93           0.00    1st mtg San Francisco
Res          11.00  04/01/99    11,661.04      579,300.00   1,320,000.00   1,320,000.00   1,320,000.00    2nd mtg San Francisco
Apts         11.00  10/01/99    18,944.44            0.00     220,000.00      36,226.00           0.00    1st mtg     San Mateo
Comm         11.00  10/01/07     6,190.11            0.00     650,000.00     642,936.06           0.00    1st mtg San Francisco
Res           8.00  11/01/27     1,834.42            0.00     250,000.00     244,882.25           0.00    1st mtg     San Mateo
Res          12.00  05/01/99    11,310.80            0.00   2,400,000.00   2,063,898.25           0.00    1st mtg San Francisco
Land         11.00  09/01/99     3,354.17            0.00     350,000.00     350,000.00           0.00    1st mtg    Stanislaus
Res          12.00  04/01/00     8,940.00            0.00     894,000.00     894,000.00      71,520.00    1st mtg         Marin
Comm         11.00  12/01/00    10,273.34            0.00   1,072,000.00     573,927.16           0.00    1st mtg    Stanislaus
Res          11.00  03/01/00     1,126.59      579,300.00     950,700.00     595,673.94           0.00    2nd mtg San Francisco
Res          11.00  05/01/00     8,720.83            0.00     910,000.00     910,000.00           0.00    1st mtg San Francisco
Res          11.00  06/01/00    11,068.75    1,320,000.00   1,155,000.00     612,520.86           0.00    2nd mtg San Francisco
Res          11.00  05/01/00     9,132.92      910,000.00     953,000.00   1,269,988.85           0.00    2nd mtg San Francisco
Comm         11.00  12/01/00    16,500.00            0.00   1,800,000.00   1,800,000.00           0.00    1st mtg   Santa Clara
Res          10.87  12/01/99    23,562.50            0.00   2,600,000.00   2,600,000.00           0.00    1st mtg     San Mateo
Res          12.00  03/01/01    12,336.18            0.00   1,210,000.00   1,196,630.58           0.00    1st mtg         Marin
Res          11.00  09/01/00     8,359.30           $0.00     896,000.00     874,486.61           0.00    1st mtg   Santa Clara
Comm         10.50  03/01/01    17,937.50    3,753,523.00   2,050,000.00   2,050,000.00           0.00    2nd mtg     San Mateo
Res          12.00  05/01/00     4,303.45    2,400,000.00     430,344.83     430,344.83           0.00    2nd mtg San Francisco
Comm         12.00  06/01/01     8,500.00            0.00     850,000.00     850,000.00           0.00    1st mtg San Francisco
Land         11.34  07/01/01     1,133.40            0.00     120,000.00     120,000.00           0.00    1st mtg   Santa Clara
Land         11.00  01/01/01    16,500.00      363,035.00   1,800,000.00   1,800,000.00           0.00    2nd mtg    Stanislaus
Land         11.00  07/01/01    23,833.33      358,116.00   2,600,000.00   2,600,000.00      23,562.50    2nd mtg    Stanislaus
Res          10.87  02/01/01     2,670.05      264,025.00     950,000.00     348,466.50           0.00    2nd mtg     San Mateo
Comm         12.00  06/01/01     6,742.08      850,000.00   1,028,095.22     912,352.62           0.00    2nd mtg San Francisco
Res          10.50  08/01/04     8,312.50            0.00     950,000.00     950,000.00           0.00    1st mtg   Santa Clara
Res          10.50  09/01/01     6,453.13      454,885.00     737,500.00     737,500.00           0.00    2nd mtg          Lake
Res          10.25  09/01/09     7,616.86      668,433.00     850,000.00     848,921.51           0.00    2nd mtg   Santa Clara
Apts         12.50  03/14/00       435.55        5,733.00      38,727.14      38,425.45           0.00    2nd mtg  Contra Costa





Col. A     Col. B   Col. C    Col. D       Col. E          Col. F         Col. G         Col. H         Col. I     Col. J
------     ------   ------    ------       ------          ------         ------         ------         ------     ------
Descp.     Interest Final     Periodic     Prior Liens     Face Amt. of   Carrying       Principal      Type of    Geographic
           Rate     Maturity  Payment                      Mortgage       amount of      amt of         Lien       County
                    Date      Terms                        Investments    Mortgage       Mortgage                  Location
                                                           (original      Investments    Investments
                                                           amount)                       subject to
                                                                                         Delinq.
                                                                                         Principal or
                                                                                         Interest
========== ======== ========= ============ =============== ============== ============== ============== ========== =============

Res          12.00  05/01/01    11,469.28            0.00   3,297,500.00   1,355,608.45           0.00    1st mtg        Placer
Land         11.00  11/01/00     2,034.55    2,968,393.00     221,951.22     221,951.22           0.00    3rd mtg    Stanislaus
Comm         10.25  12/01/01    10,121.88            0.00   1,185,000.00   1,185,000.00           0.00    1st mtg  Contra Costa
Comm         12.75  12/01/01    11,411.25    4,467,314.00   1,074,000.00   1,074,000.00           0.00    2nd mtg   Santa Clara
Comm         11.00  01/01/02     5,041.67      495,031.00     550,000.00     550,000.00           0.00    2nd mtg San Francisco

                              ============ =============== ============== ============== ==============
                              ============ =============== ============== ============== ==============
                              $352,171.83   $23,719,420.00 $40,664,075.86 $35,693,147.49  $2,141,466.03


Notes:

     - None of the above Mortgage Investments is considered "impaired". Therefore, none of them has been written down. The allowance for doubtful accounts includes $795,268 relating to the above Mortgage Investments and accrued interest receivable and advances related thereto.

     - Amounts reflected in column G (carrying amount of Mortgage Investments) represents both cost and the tax basis of the loans.

Schedule XII

     Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                              Year ended December 31,
                                    -------------------------------------------
                                       1999            1998           1997
                                   -------------  --------------  --------------
                                   -------------  --------------  --------------

Balance at beginning of year        $31,905,958     $25,304,989    $15,642,990
                                   -------------  --------------  --------------

Additions during period:
  New Mortgage Investments           24,030,920      20,863,807     19,941,336
  Other                                       0               0              0
                                   -------------  --------------  --------------
         Total Additions             24,030,920      20,863,807     19,941,336
                                   -------------  --------------  --------------


Deductions during period:
  Collections of principal           20,243,730      14,262,838     10,279,337
  Foreclosures                                0               0              0
  Cost of Mortgage Investments
  Amortization of Premium                     0               0              0
  Other                                       0               0              0
                                   -------------  --------------  --------------
         Total Deductions            20,243,730      14,262,838     10,279,337
                                   -------------  --------------  --------------
Balance at close of year            $35,693,148     $31,905,958    $25,304,989
                                   =============  ==============  ==============





                                   SCHEDULE IX

                              SHORT TERM BORROWINGS

                  REDWOOD MORTGAGE INVESTORS VIII - RULE 12-10

Column A                  Column B        Column C            Column D              Column E             Column F
Category of Aggregate     Balance at End  Weighted Average    Maximum Amount        Average Amount       Weighted Average
Short-Term Borrowings     of Period       Interest Rate       Outstanding           Outstanding          Interest Rate
                                                              During the Period     During the Period    the period
------------------------- --------------- ------------------- --------------------- -------------------- -------------------


Year-Ended 12/31/99             $0              8.40%              $8,600,000           $6,268,227             8.40%


            Item 9 - Changes in and Disagreements with Accountants on

                       Accounting and Financial Disclosure

A. Bruce Cropper, a partner in the accounting firm of Parodi & Cropper has been providing audit and accounting services to the Partnership since its inception in 1993. Mr. Cropper also has been performing audit and accounting services to the General Partners of the Partnership and their affiliates for over 15 years. In 1999, Mr. Cropper's partner sold his portion of their practice. Mr. Cropper decided to merge his portion of the practice into an existing CPA firm known as "Caporicci & Larson" with offices in Irvine and Walnut Creek, California. Upon the merging, the firm of Parodi & Cropper was dissolved, and Caporicci & Larson became Caporicci, Cropper and Larson, LLP. As a result, the Partnership has retained the firm of Caporicci, Cropper and Larson, LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there has not been any disagreement on any matter of accounting principles, practices or financial status disclosures.

                                    Part III

          Item 10 - Directors and Executive Officers of the Registrant

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the three General Partners of which two individuals are D. Russell Burwell and Michael R. Burwell. The third General Partner is Gymno Corporation, a California corporation, formed in 1986. The Burwell's are the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis.

     Effective as of February 7, 2000, Redwood Mortgage Corp., an affiliate of the General Partners has been admitted, pursuant to Paragraph 12.4 (d) of the Limited Partnership agreement, as an additional General Partner of the Partnership. Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans.

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation           Description of Compensation and Services             Amount
                                                        Rendered
-------------------------------------- -------------------------------------------- -------------------------

I. Redwood Mortgage Corp.             Mortgage Servicing Fee for servicing
                                      Mortgage Investments......................           $359,464

General Partners &/or Affiliates      Asset Management Fee for managing assets              $42,215

General Partners                      1% interest in profits....................            $29,423
                                      Less allocation of syndication costs......              1,768
                                                                                          ---------
                                                                                            $27,655

General Partners &/or Affiliates      Portion of early withdrawal penalties
                                      applied to reduce Formation Loan..........            $13,628


II. FEES PAID BY BORROWERS ON MORTGAGE  LOANS PLACED BY COMPANIES  RELATED TO THE GENERAL  PARTNERS
WITH THE  PARTNERSHIP  (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.                Mortgage Brokerage Commissions for services in
                                      connection with the review, selection,
                                      evaluation, negotiation, and extension of the
                                      Mortgage Investments paid by the borrowers and
                                      not by the Partnership....................           $682,118

Redwood Mortgage Corp.                Processing and Escrow Fees for services in
                                      connection with notary, document preparation,
                                      credit investigation, and escrow fees payable
                                      by the Partnership........................            $13,164


Gymno Corporation, Inc.               Reconveyance Fee..........................             $7,075

III. IN ADDITION,  THE GENERAL  PARTNERS  AND/OR RELATED  COMPANIES PAY CERTAIN
EXPENSES ON BEHALF OF THE  PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN
THE STATEMENT OF INCOME.                                                                    $85,171


Item 12 - Security Ownership of Certain Beneficial Owners and Management

The General Partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.

Item 13 - Certain Relationships and Related Transactions

Refer to footnote 3 of the notes to financial statements in Part II item 8 which describes related party fees and data.

Also refer to the Prospectus dated December 4, 1996, (incorporated herein by reference) on pages 4-5 "Compensation of General Partners and Affiliates" and page 5 "Conflicts of Interest".

                                     Part IV

Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

A.       Documents filed as part of this report are incorporated:

     1. In Part II, Item 8 under A - Financial Statements.

     2. The Financial Statement Schedules are listed in Part II - Item 8 under B
- Financial Statement Schedules.

3.  Exhibits.

Exhibit No.   Description of Exhibits

----------    -------------------------

3.1           Limited Partnership Agreement

3.2           Form of Certificate of Limited Partnership Interest
3.3           Certificate of Limited Partnership

10.1          Escrow Agreement
10.2          Servicing Agreement

10.3          (a)  Form of Note secured by Deed of Trust for Construction Loans which provides for principal and interest payments
              (b) Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for principal and interest payments
              (c) Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for interest only payments
              (d) Form of Note secured by Deed of Trust for Single Family Residential Loans which provides for interest and principal payments
              (e) Form of Note secured by Deed of Trust for Single Family Residential loans which provides for interest only payments

10.4          (a)  Deed of Trust, Assignment of Leases and Rents, Security
                   Agreement and Fixture Filing to accompany Exhibits 10.3 (a), and (c)
              (b) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3 (b)
              (c) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3 (c)

10.5              Promissory Note for Formation Loan

10.6              Agreement to Seek a Lender

24.1              Consent of Caporicci, Cropper & Larson,  LLP

24.3              Consent of  Landels, Ripley & Diamond



All of these exhibits were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 333-13113 and incorporated by reference herein).

B.       Reports of Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report. A Form 8-K was filed on February 7, 2000 relating to a change in accounting firms and the admittance of an additional General Partner. (see Item 9 and 10 above, respectively)

C.       See A (3) above.

D. See A (2) above. Additional reference is made to the Prospectus dated December 4, 1996 (filed as part of the S-11) and the revised Prospectus dated February 28, 2000 for financial data related to Gymno Corporation, a General Partner.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 24th day of March, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 24th day of March, 2000.

Signature                                 Title                            Date

/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell                        General Partner         March 24, 2000


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell                        General Partner         March 24, 2000



/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell             President of Gymno Corporation,    March 24, 2000
                               (Principal Executive Officer);
                               Director of Gymno Corporation

/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell             Secretary/Treasurer of Gymno       March 24, 2000
                               Corporation (Principal Financial
                               and Accounting Officer);
                               Director of Gymno Corporation