Form 10-Q
period 2000-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2000-05-15
CIK 889123

FORM 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                March 31, 2000
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

YES       XX                                              NO
   -----------------                                        --------------------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                   NO                         NOT APPLICABLE          XX
   ----------           ------------                                  ----------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         MARCH 31, 2000 (unaudited) AND
                           DECEMBER 31, 1999 (audited)

                                     ASSETS

                                                                          March 31,          December 31,
                                                                            2000                 1999
                                                                         (unaudited)          (audited)
                                                                       ----------------     ---------------

Cash                                                                          $646,503          $1,602,568
                                                                       ----------------     ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                           45,252,163          35,693,148
  Accrued Interest on Mortgage Investments                                   1,018,334             711,521
  Advances on Mortgage Investments                                              36,104              33,251
  Accounts receivables, unsecured                                               51,598              49,090
                                                                       ----------------     ---------------
                                                                            46,358,199          36,487,010

  Less allowance for doubtful accounts                                         836,206             834,359
                                                                       ----------------     ---------------
                                                                            45,521,993          35,652,651
                                                                       ----------------     ---------------

Investment in limited liability corporation, at cost which
  approximates market                                                                0             373,358
Prepaid expense-deferred loan fee                                                3,937               6,332
                                                                       ----------------     ---------------

                                                                           $46,172,433         $37,634,909
                                                                       ================     ===============



See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         MARCH 31, 2000 (unaudited) AND
                           DECEMBER 31, 1999 (audited)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                         March 31,             December 31
                                                                           2000                    1999
                                                                        (unaudited)             (audited)
                                                                       --------------       -------------------
Liabilities:
  Accounts payable and accrued expenses                                      $29,463                   $29,413
  Note payable - bank line of credit                                       4,200,000                         0
  Deferred interest income                                                   213,529                   213,529
  Investors in applicant status                                               31,000                   330,000
                                                                       --------------       -------------------

                                                                           4,473,992                   572,942
                                                                       --------------       -------------------


Partners' Capital:
     Limited partners' capital, subject to redemption (note 4E):
          Net of unallocated syndication costs of $311,128 and
          $342,334 for 2000 and 1999, respectively:
          and formation loan receivable of $2,451,039 and $2,158,674
          for 2000 and 1999, respectively                                 41,666,176                37,030,017

     General Partners' Capital, net of unallocated syndication costs
          of $3,143 and $3,458 for 2000 and 1999, respectively                32,265                    31,950
                                                                       --------------       -------------------

                      Total Partners' Capital                             41,698,441                37,061,967
                                                                       --------------       -------------------

                      Total Liabilities and Partners' Capital            $46,172,433               $37,634,909
                                                                       ==============       ===================


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
        FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited)


                                                                     Three Months                 Three Months
                                                                    Ended March 31,              Ended March 31,
                                                                         2000                         1999
                                                                   ------------------           -----------------
Revenues:
  Interest on Mortgage Investments                                        $1,082,236                    $958,465
  Interest on bank deposits                                                    7,318                       1,279
  Late charges                                                                 3,642                       3,325
  Miscellaneous                                                                  550                         506
                                                                   ------------------           -----------------
                                                                           1,093,746                     963,575
                                                                   ------------------           -----------------
Expenses:
  Mortgage servicing fees                                                     71,294                      83,142
  Interest on note payable - bank                                             13,530                     131,220
  Amortization of loan origination fees                                        2,396                       2,209
  Provision for doubtful accounts and losses on real estate
    acquired through foreclosure                                               1,847                      61,562
  Asset management fee - General Partner                                      12,930                       9,159
  Clerical costs through Redwood Mortgage Corp.                               25,827                      19,186
  Professional services                                                       21,788                      11,562
  Printing, supplies and postage                                               2,683                         592
  Other                                                                        7,278                       5,290
                                                                   -----------------            ------------------
                                                                             159,573                     323,922
                                                                   ------------------           -----------------

Income before interest credited to partners in applicant status              934,173                     639,653

Interest credited to partners in applicant status                              4,460                         463
                                                                   ------------------           -----------------

Net Income                                                                  $929,713                    $639,190
                                                                   ==================           =================

Net income:  To General Partners(1%)                                          $9,297                      $6,392
                     To Limited Partners (99%)                               920,416                     632,798
                                                                   ------------------           -----------------
Total - net income                                                          $929,713                    $639,190
                                                                   ==================           =================

Net income per $1,000 invested by Limited Partners for entire period:

-where income is reinvested and compounded                                    $20.61                      $20.38
                                                                   ==================           =================

-where partner receives income in monthly distributions                       $20.47                      $20.24
                                                                   ==================           =================


See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                  THREE MONTHS ENDED MARCH 31, 2000 (unaudited)

                                                                          PARTNERS' CAPITAL
                                          -----------------------------------------------------------------------
                                                             LIMITED PARTNERS' CAPITAL
                                          -----------------------------------------------------------------
                                                               Capital
                                           Partners In         Account       Unallocated       Formation
                                            Applicant          Limited       Syndication          Loan
                                              Status          Partners          Costs          Receivable         Total
                                          ---------------    ------------    -------------    -------------    -------------

Balances at December 31, 1996                   $310,937     $16,181,189      $ (414,190)     $(1,073,706)      $14,693,293


Contributions on Application                   5,251,969               0                0                0                0
Formation Loan increases                               0               0                0        (420,510)        (420,510)
Formation Loan payments                                0               0                0           98,999           98,999
Interest credited to partners in
    applicant status                               9,562               0                0                0                0

Upon admission to Partnership:
    Interest withdrawn                           (1,849)               0                0                0                0
    Transfers to Partners' capital           (5,570,619)       5,565,372                0                0        5,565,372

Net Income                                             0       1,780,968                0                0        1,780,968
Syndication costs incurred                             0               0        (188,517)                0        (188,517)
Allocation of syndication costs                        0       (166,023)          166,023                0                0
Partners' withdrawals                                  0       (614,837)                0                0        (614,837)
Early withdrawal penalties                             0        (13,261)            4,690            8,524             (47)
                                          ---------------    ------------    -------------    -------------    -------------

Balances at December 31, 1997                         $0     $22,733,408       $(431,994)     $(1,386,693)      $20,914,721

Contributions on Application                   5,105,559               0                0                0                0
Formation Loan increases                               0               0                0        (403,518)        (403,518)
Formation Loan payments                                0               0                0          133,580          133,580
Interest credited to partners in
  applicant status                                 4,454               0                0                0                0

Upon admission to Partnership:
    Interest withdrawn                           (1,553)               0                0                0                0
    Transfers to Partners' capital           (5,108,460)       5,103,359                0                0        5,103,359

Net Income                                             0       2,251,387                0                0        2,251,387
Syndication costs incurred                             0               0        (126,453)                0        (126,453)
Allocation of syndication costs                        0       (196,317)          196,317                0                0
Partners' withdrawals                                  0       (847,661)                0                0        (847,661)
Early withdrawal penalties                             0        (24,066)            8,255           15,727             (84)
                                          ---------------    ------------    -------------    -------------    -------------

Balances at December 31, 1998                         $0     $29,020,110       $(353,875)     $(1,640,904)      $27,025,331
(continued on next page)




                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                  THREE MONTHS ENDED MARCH 31, 2000 (unaudited)

                                                                             PARTNERS' CAPITAL
                                                 ---------------------------------------------------------------------------
                                                              LIMITED PARTNERS' CAPITAL
                                                 -----------------------------------------------------
                                                               Capital
                                           Partners In         Account       Unallocated       Formation
                                            Applicant          Limited       Syndication          Loan
                                              Status          Partners          Costs          Receivable         Total
                                          ---------------    ------------    -------------    -------------    -------------

(balance forward from previous page)
Balances at December 31, 1998                         $0     $29,020,110       $(353,875)     $(1,640,904)      $27,025,331

Contributions on Application                   9,530,318               0                0                0                0
Formation Loan increases                               0               0                0        (708,461)        (708,461)
Formation Loan payments                                0               0                0          164,731          164,731
Interest credited to partners in
   applicant status                                1,914               0                0                0                0

Upon admission to Partnership:
    Interest withdrawn                           (1,002)               0                0                0                0
    Transfers to Partners' capital           (9,201,230)       9,191,719                0                0        9,191,719

Net Income                                             0       2,912,857                0                0        2,912,857
Syndication costs incurred                             0               0        (177,099)                0        (177,099)
Allocation of syndication costs                        0       (175,012)          175,012                0                0
Partners' withdrawals                                  0     (1,378,924)                0                0      (1,378,924)
Early withdrawal penalties                             0        (39,725)           13,628           25,960            (137)
                                          ---------------    ------------    -------------    ------------- -- -------------

Balances at December 31, 1999                   $330,000     $39,531,025       $(342,334)     $(2,158,674)      $37,030,017

Contributions on Application                   4,199,536               0                0                0                0
Formation Loan increases                               0               0                0        (360,965)        (360,965)
Formation Loan payments                                0               0                0           62,306           62,306
Interest credited to partners in
  applicant status                                 4,460               0                0                0                0

Upon admission to Partnership:
    Interest withdrawn                             (662)               0                0                0                0
    Transfers to Partners' capital           (4,502,334)       4,502,334                0                0        4,502,334

Net Income                                             0         920,416                0                0          920,416
Syndication costs incurred                             0               0         (43,538)                0         (43,538)
Allocation of syndication costs                        0        (71,440)           71,440                0                0
Partners' withdrawals                                  0       (444,361)                0                0        (444,361)
Early withdrawal penalties                             0         (9,631)            3,304            6,294             (33)
                                          ---------------    ------------    -------------    -------------    -------------
Balances at March 31, 2000                       $31,000     $44,428,343       $(311,128)     $(2,451,039)      $41,666,176
                                          ===============    ============    =============    =============    =============



See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                  THREE MONTHS ENDED MARCH 31, 2000 (unaudited)

                                                                            PARTNERS' CAPITAL
                                              ------------------------------------------------------------------------------
                                                              GENERAL PARTNERS' CAPITAL
                                              ----------------------------------------------------------

                                                 Capital           Unallocated              Total                Total
                                                 Account           Syndication        General Partners         Partners'
                                                 General              Costs                                     Capital
                                                Partners
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1996                        $15,549            $ (4,184)               $11,365         $14,704,658

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (420,510)
Formation Loan payments                                    0                    0                     0              98,999
Interest credited to partners in
  applicant status                                         0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     5,247                    0                 5,247           5,570,619

Net Income                                            17,990                    0                17,990           1,798,958
Syndication costs incurred                                 0              (1,904)               (1,904)           (190,421)
Allocation of syndication costs                      (1,677)                1,677                     0                   0
Partners' withdrawals                               (16,313)                    0              (16,313)           (631,150)
Early withdrawal penalties                                 0                   47                    47                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1997                        $20,796             $(4,364)               $16,432         $20,931,153

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (403,518)
Formation Loan payments                                    0                    0                     0             133,580
Interest credited to partners in
  applicant status                                         0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     5,101                    0                 5,101           5,108,460

Net Income                                            22,741                    0                22,741           2,274,128
Syndication costs incurred                                 0              (1,277)               (1,277)           (127,730)
Allocation of syndication costs                      (1,983)                1,983                     0                   0
Partners' withdrawals                               (20,758)                    0              (20,758)           (868,419)
Early withdrawal penalties                                 0                   84                    84                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1998                        $25,897             $(3,574)               $22,323         $27,047,654
   (continued on next page)








                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                  THREE MONTHS ENDED MARCH 31. 2000 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             -------------------------------------------------------------------------------
                                                                     GENERAL PARTNERS' CAPITAL
                                             -----------------------------------------------------------

                                             Capital Account       Unallocated              Total           Total
                                                                                                            Partners'
                                                 General           Syndication        General Partners      Capital
                                                Partners              Costs
                                             ----------------    -----------------    ------------------    ----------------

(balance forward from previous page)
Balances at December 31, 1998                        $25,897             $(3,574)               $22,323         $27,047,654

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (708,461)
Formation Loan payments                                    0                    0                     0             164,731
Interest credited to partners in
  applicant status                                         0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     9,511                    0                 9,511           9,201,230

Net Income                                            29,423                    0                29,423           2,942,280
Syndication costs incurred                                 0              (1,789)               (1,789)           (178,888)
Allocation of syndication costs                      (1,768)                1,768                     0                   0
Partners' withdrawals                               (27,655)                    0              (27,655)         (1,406,579)
Early withdrawal penalties                                 0                  137                   137                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1999                        $35,408             $(3,458)               $31,950         $37,061,967

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (360,965)
Formation Loan payments                                    0                    0                     0              62,306
Interest credited to partners in
  applicant status                                         0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                         0                    0                     0           4,502,334

Net Income                                             9,297                    0                 9,297             929,713
Syndication costs incurred                                 0                (440)                 (440)            (43,978)
Allocation of syndication costs                        (722)                  722                     0                   0
Partners' withdrawals                                (8,575)                    0               (8,575)           (452,936)
Early withdrawal penalties                                 0                   33                    33                   0
                                             ----------------    -----------------    ------------------    ----------------
Balances at March 31, 2000                           $35,408             $(3,143)               $32,265         $41,698,441
                                             ================    =================    ==================    ================



See accompanying notes to financial statements



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited)

                                                                     March 31,           March 31,
                                                                        2000                1999
                                                                    (unaudited)         (unaudited)
                                                                   ---------------     ---------------

Cash flows from operating activities:
  Net income                                                             $929,713            $639,190
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts.                                        1,847              61,562
    Provision for losses (gains) on real estate held for sale                   0                   0
    Increase (decrease) in accounts payable                                    50              10,900
    (Increase) in accrued interest & advances                           (309,666)             124,015
    (Increase) decrease in amount due from related companies                    0                   0
    (Increase) decrease in deferred loan fee                                2,395               2,209
    Increase (decrease ) in deferred interest income                            0           (124,805)
                                                                   ---------------     ---------------

      Net cash provided by operating activities                           624,339             713,071
                                                                   ---------------     ---------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                         1,522,077           2,403,829
    Mortgage Investments made                                        (11,081,092)         (6,316,974)
    Additions to real estate held for sale                                      0             (1,880)
    Disposition of  Limited Liability Corporation                         373,358            (25,000)
    Accounts receivables, unsecured - (disbursements) receipts            (2,508)               (192)
                                                                   ---------------     ---------------

      Net cash used in investing activities                           (9,188,165)         (3,940,217)
                                                                   ---------------     ---------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                             4,200,000           2,053,000
   Contributions by partner applicants                                  4,199,536           1,363,155
   Interest credited to partners in applicant status                        4,460                 463
   Interest withdrawn by partners in applicant status                       (662)               (245)
   Partners withdrawals                                                 (452,936)           (248,573)
   Syndication costs incurred                                            (43,978)            (44,678)
   Formation Loan increases                                             (360,965)            (95,186)
   Formation Loan collections                                              62,306              31,054
                                                                   ---------------     ---------------

      Net cash provided by financing activities                         7,607,761           3,058,990
                                                                   ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                    (956,065)           (168,156)

Cash - beginning of period                                              1,602,568             528,688
                                                                   ---------------     ---------------

Cash - end of period                                                     $646,503            $360,532
                                                                   ===============     ===============


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell, Gymno Corporation, a California corporation owned and operated by the individual General Partners, and Redwood Mortgage Corp. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp. At March 31, 2000, the Partnership was in the offering stage, wherein contributed capital totalled $39,310,477 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $1 each (39,310,477). As of March 31, 2000, $31,000 remained in applicant status.

A minimum  of  250,000  units  ($250,000)  and a  maximum  of  15,000,000  units
($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 30,000,000 Units ($30,000,000) As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

The  Formation  Loan  relating  to the second  offering  ($30,000,000)  totalled
$1,908,840 at March 31, 2000, which was 7.83% of the limited partners contributions of $24,378,460. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The following summarizes Formation Loan transactions to March 31, 2000:

                                                 Initial             Subsequent
                                               Offering of          Offering of
                                               $15,000,000          $30,000,000              Total
                                              --------------       ---------------      ----------------
Limited Partner contributions                   $14,932,017           $24,378,460           $39,310,477
                                              ==============       ===============      ================

Formation Loan made                              $1,074,840             1,908,840             2,983,680
Payments to date                                  (308,582)             (159,994)             (468,576)
Early withdrawal penalties applied                 (64,065)                     0              (64,065)
                                              --------------       ---------------      ----------------

Balance March 31, 2000                             $702,193            $1,748,846            $2,451,039
                                              ==============       ===============      ================

Percent loaned of Partners' contributions              7.2%                  7.8%                  7.6%
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

Through March 31, 2000, organization costs of $12,500 and syndication costs of $1,211,627 had been incurred by the Partnership with the following distribution:

                                                Syndication        Organization
                                                   Costs               Costs            Total
                                           -----------------     --------------    ------------
Costs incurred                                    $1,211,627            $12,500      $1,224,127
Early withdrawal penalties applied                  (34,892)                  0        (34,892)
Allocated and amortized to date                    (862,464)           (12,500)       (874,964)
                                         -- ----------------- --- -------------- -- ------------

March 31, 2000 balance                              $314,271                  0        $314,271
                                         == ================= === ============== == ============

Organization  and  syndication  costs   attributable  to  the  initial  offering
($15,000,000)  were  limited  to the  lesser  of 10% of the  gross  proceeds  or
$600,000 with any excess being paid by the General  Partners.  Applicable  gross proceeds were $14,932,017.  Related  expenditures  totalled  $582,365  ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

As of March 31, 2000 syndication costs  attributable to the subsequent  offering
($30,000,000) totalled $641,762, (3.0% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

At March 31, 2000 and at December 31, 1999, and 1998, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

As  presented  in Note 10 to the  financial  statements,  the  average  Mortgage
Investment to appraised value of security at the time the losses were consummated was 61.08%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At March 31, 2000, there were no properties acquired by the Partnership as real estate owned (REO).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

F. Investment in Limited Liability Corporation (see Note 7)

The Partnership carries its investment in a Limited Liability Corporation as investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. In February, 2000, the Corporation sold it's real estate and returned all advances made by the Partnership.

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

I. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 2000 and December 31, 1999, was as follows:

                                         March 31,                 December 31,
                                           2000                         1999
                                      ---------------           ----------------

Impaired mortgage investments                $0                            $0
Unspecified mortgage investments        797,115                       795,268
Amounts receivable, unsecured            39,091                        39,091
                                      ---------------           ----------------
                                       $836,206                      $834,359
                                      ===============           ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

A. Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, mortgage brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The mortgage brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For three months through March 31, 2000 and for the year ended December 31, 1999, mortgage broker commissions paid by the borrowers were $367,205 and $682,118, respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $71,294, $359,464 and $295,052, were incurred for three months through March 31, 2000 and for years 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $12,930, $42,215 and $31,651 were incurred for the three months through March 31, 2000 and for years 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

During the periods ending March 31, 2000, December 31, 1999 and 1998, interest totaling $4,460, $1,914 and $4,454, respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                           REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

The Partnership has a bank line of credit expiring September 30, 2000, of up to $9,000,000 at .25% over prime secured by its Mortgage Investment portfolio. The note payable balances were $4,200,000 and $0 at March 31, 2000 and December 31, 1999, respectively. The interest rate was 9.00% at March 31, 2000, (8.75% prime plus .25%).

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

As a result of acquiring real property through foreclosure, the Partnership contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership, and which has completed the construction and sold the property.

                            REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                          March 31,               December 31,
                                            2000                      1999
                                     ------------------         ----------------
Net Assets - Partners' Capital
 per financial statements                  $41,698,441              $37,061,967
Non-amortized syndication costs                314,271                  345,792
Allowance for doubtful accounts                836,206                  834,359
Formation loans receivable                   2,451,039                2,158,674
                                     ------------------         ----------------
Net assets tax basis                       $45,299,957              $40,400,792
                                     ------------------         ----------------

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

(b) The Carrying Value of Mortgage Investments (see note 2(c)) is $45,252,163. The fair value of these investments of $43,963,217 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At March 31, 2000, there were 57 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    57
Total Mortgage Investments outstanding                               $45,252,163

Average Mortgage Investment outstanding                                 $793,898
Average Mortgage Investment as percent of total                            1.75%
Average Mortgage Investment as percent of Partners' Capital                1.90%

Largest Mortgage Investment outstanding                                2,900,000
Largest Mortgage Investment as percent of total                            6.41%
Largest Mortgage Investment as percent of Partners' Capital                6.95%

Number of counties where security is located (all California)                 13
Largest percentage of Mortgage Investments in one county                  37.47%
Average Mortgage Investment to appraised value of security at
  time loan was consummated                                               61.08%

Number of Mortgage Investments in foreclosure status                           1
Amount of Mortgage Investments in foreclosure                         $2,600,000

The following categories of Mortgage Investments are pertinent at March 31, 2000 and December 31, 1999:

                                                 March 31,          December 31,
                                                  2000                  1999
                                         ---------------         ---------------

First Trust Deeds                             $25,450,046            $19,388,394
Second Trust Deeds                             19,611,873             16,082,803
Third Trust Deeds                                 190,244                221,951
                                          ---------------        ---------------
  Total Mortgage Investments                   45,252,163             35,693,148
Prior liens due other lenders                  32,828,947             23,719,420
                                          ---------------        ---------------
  Total debt                                  $78,081,110            $59,412,568
                                          ===============        ===============

Appraised property value at time of loan     $127,842,437            $97,556,330
                                          ===============        ===============

Total investments as a percent of appraisals       61.08%                 60.90%
                                          ===============        ===============

Investments by Type of Property

Owner occupied homes                           $7,118,852             $7,336,276
Non-Owner occupied homes                       12,965,237             10,957,622
Apartments                                        266,003                302,797
Commercial                                     24,902,071             17,096,453
                                          ----------------       ---------------
                                              $45,252,163            $35,693,148
                                          ================       ===============

The interest rates on the Mortgage Investments range from 8.00% to 14.50% at March 31, 2000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Scheduled maturity dates of mortgage investments as of March 31, 2000 are as follows:

                         Year Ending
                         December 31,
                      -------------------

                             2000                                    $15,496,465
                             2001                                     17,962,408
                             2002                                      7,936,020
                             2003                                              0
                             2004                                        950,000
                          Thereafter                                   2,907,270
                                                                ----------------
                                                                     $45,252,163
                                                                ================


The scheduled maturities for 2000 include approximately $4,762,888 in Mortgage Investments which are past maturity at March 31, 2000. Interest payment on only four of these loans was delinquent.

The cash balance at March 31, 2000 of $646,503 was in one bank with interest bearing balances totalling $125,865. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $546,503. This bank is the same financial institution that has provided the Partnership with the $9,000,000 limit line of credit. At March 31, 2000, draw down against this facility was $4,200,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

On March 31, 2000, the Partnership was in the offering stage of its second offering, ($30,000,000). Contributed capital totalled $14,932,017 for the first offering and $24,378,460 for the second offering an aggregate of $39,310,477
(Limited Partners) as of March 31, 2000. Of this amount, $31,000 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $1 each.

At March 31, 2000, the Partnership's Mortgage Investments outstanding totalled $45,252,163. The primary reason for an increase in Mortgage Investments Outstanding from $25,304,989 in 1997, to $31,905,958 in 1998 to $35,693,147 to
December 31, 1999 and to $45,252,163 as of March 31, 2000, was the additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners' Capital contributions have totalled $5,565,372, $5,100,458, $9,520,806 and $4,199,536 and the reinvestment of earnings by Limited Partners who have elected to reinvest earnings, have totalled $1,119,465, $1,440,687, $1,911,554 and $588,985, for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and three months through March 31, 2000, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1997, 1998, 1999 and three months through March 31, 2000, to $2,613,008, $3,376,293, $4,337,427 and $1,082,236, respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.50%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of March 31, 2000, distributed earnings at an average annualized yield of 8.36%.

Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. New Mortgage Investments will be originated at higher interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight & nine percent (8%
- 9%).

In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and since its inception has increased the limit from $3,000,000 to $9,000,000. For the years ended December 31, 1997, 1998, 1999 and three months through March 31, 2000, interest on Note Payable-Bank was $340,633, $513,566, $526,697 and $13,530, respectively. For
1997, 1998, and 1999, and three months ended March 31, 2000, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. During 1999, the Partnership's highest borrowing was $8,600,000 at an interest rate of prime + 1/4%. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of March 31, 2000, the balance was $4,200,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-three years. Mortgage servicing fees increased from $189,692, to $295,052 to $359,464 and to $71,294 for the years ended December 31, 1997, 1998, 1999 and three months through March 31, 2000. The mortgage servicing fees increased primarily due to increase in the outstanding Mortgage Investment portfolio. Asset Management fees increased from $24,966, to $31,651, to $42,215 and to $12,930 for the years ended December 31, 1997, 1998 , 1999 and three months through March 31, 2000, respectively. The Asset Management fee increase was due primarily to the increased Partner's capital which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1997, 1998, 1999 and three months through March 31, 2000, the Partnership made provisions for doubtful accounts of $139,804, $162,969, $408,890 and $1,847, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of March 31, 2000, of $836,206 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

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

At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and three months through March 31, 2000, the Partnership made distributions of earnings to
Limited Partners after allocation of syndication costs of $495,480, $614,383, $826,291 and $259,991, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and three months through March 31, 2000, to Limited Partners' capital accounts and not withdrawn was $1,119,465, $1,440,687, $1,911,554 and $588,985, respectively. As of December 31, 1997,
December 31, 1998, December 31, 1999 and three months through March 31, 2000, Limited Partners electing to withdraw earnings represented 30%, 30%, 31% and 30% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partner's investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period for most of the investors has yet to expire, as of March 31, 2000, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through March 31, 2000 were:

                                                                                                      three months
                                                                                                        through
                   1993       1994        1995        1996        1997        1998         1999        03/31/2000
                 ---------- ---------- ----------- ----------- ----------- ----------- ------------- ---------------

Earnings
Liquidation        $46,855   $165,814    $303,477    $418,380    $495,480    $614,383      $826,291        $259,991
Capital
Liquidation              0          0      $5,640    $146,755    $132,619    $257,344      $592,357        $194,001
                 ---------- ---------- ----------- ----------- ----------- ----------- ------------- ---------------

Total              $46,855   $165,814    $309,117    $565,135    $628,099    $871,727    $1,418,648        $453,992
                 ========== ========== =========== =========== =========== =========== ============= ===============


 Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and three months through March 31, 2000, $132,619, $244,213, $411,838 and $104,361, respectively were liquidated subject to the 10% penalty for early withdrawal. This represents only 0.63%, 0.90%, 1.11% and 0.23% of the Limited Partners ending capital for the years ended December 31, 1997, 1998, 1999 and three months through March 31, 2000, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, December 31, 1998, December 31, 1999 and March 31, 2000, respectively, and is expected by the General Partners to commonly occur at these levels.

The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relies on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come, we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems are being addressed by the appropriate software vendors or software programmers. All quarterly, and annual computerized functions have not yet been run, however, testing of the operations has taken place. We do not expect any significant problems.

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

On February 7, 2000, the General Partners, pursuant to Section 12.4(d) of the Partnership Agreement, admitted Redwood Mortgage Corp., a California corporation, as a General Partner of the Partnership. Redwood Mortgage Corp. is an affiliate of the General Partners. Redwood Mortgage Corp. was incorporated in 1978. Its principal stockholder is the Redwood Group, Ltd., whose principal stockholder is D. Russell Burwell, a General Partner of the Partnership. Redwood Mortgage Corp. is a licensed real estate broker and has been engaged primarily in the business of arranging and servicing the Partnership's loans since its inception. The General Partners believe that the addition of Redwood Mortgage Corp as a General Partner will strengthen the Partnership's management team.

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving           Description of Compensation
Compensation                  and Services Rendered                       Amount
--------------------------------------------------------------------------------

I. Redwood Mortgage        Mortgage Servicing Fee for
   Corp.                   servicing Mortgage Investments.......         $71,294

General Partners           Asset Management Fee for
 &/or Affiliates           managing assets......................         $12,930

General Partners           1% interest in profits...............          $9,297
                           Less allocation of syndication costs...           722
                                                                    ------------
                                                                          $8,575

General Partners           Portion of early withdrawal penalties
&/or Affiliates            applied to reduce Formation Loan.....          $6,294


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage          Mortgage  Brokerage  Commissions  for services in
Corp.                     connection    with   the    review,    selection,
                          evaluation,  negotiation,  and  extension  of the
                          Mortgage  Investments  paid by the  borrowers and
                          not by the Partnership ..............         $367,205


Redwood Mortgage          Processing   and  Escrow  Fees  for  services  in
Corp.                     connection with notary, document preparation,
                          investigation, and escrow fees payable by the
                          borrowers and not by the Partnership..          $7,961

Gymno Corporation,        Reconveyance Fee......................            $271
Inc.

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                    $25,827

MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF March 31, 2000
Partnership Highlights

First Trust Deeds                                                $25,450,045.92
Appraised Value of Properties*                                    43,575,622.00
   Total Investment as a % of Appraised Value                            58.40%

First Trust Deed Mortgage Investments                             25,450,045.92
Second Trust Deed Mortgage Investments                            19,611,872.95
Third Trust Deed Mortgage Investments                                190,243.90
                                                            --------------------
                                                                  45,252,162.77

First Trust Deeds due other Lenders                               30,228,947.33
Second Trust Deeds due other Lenders                               2,600,000.00
                                                            --------------------

Total Debt                                                       $78,081,110.10

Appraised Property Value*                                        127,842,437.00
Total Investment as a % of Appraised Value                               61.08%

Number of Mortgage Investments Outstanding                                   57

Average Investment                                                  $793,897.59
Average Investment as a % of Net Partners Capital                         1.90%
Largest Investment Outstanding                                     2,900,000.00
Largest Investment as a % of Net Partners Capital                         6.95%




First Trust Deed Mortgage Investments                                   56.24%
Second Trust Deed Mortgage Investments                                  43.34%
Third Trust Deed Mortgage Investments                                    0.42%
                                                                ---------------
Total                                                                  100.00%

Mortgage Investments by Type of              Amount                Percent
Property

Owner Occupied Homes                        $7,118,852.40               15.73%
Non Owner Occupied Homes                    12,965,236.77               28.65%
Apartments                                     266,002.45                0.59%
Commercial                                  24,902,071.15               55.03%
                                        ------------------      ---------------
Total                                      $45,252,162.77              100.00%

Statement of Conditions of Mortgage Investments.

Number of Mortgage Investments in Foreclosure     1

*Values used are the appraised values utilized at the time the mortgage investment was consummated.

Diversification by County                  Total                   Percent
                                          Mortgage
                                        Investments

San Francisco                             $16,955,411.81              37.47%
San Mateo                                   9,208,138.43              20.35%
Stanislaus                                  5,989,780.82              13.24%
Santa Clara                                 5,313,272.59              11.74%
Placer                                      2,364,421.07               5.22%
Marin                                       2,091,055.58               4.62%
Contra Costa                                1,773,318.47               3.92%
Lake                                          737,500.00               1.63%
Alameda                                       405,615.35               0.90%
San Joaquin                                   194,350.65               0.43%
Fresno                                        127,491.67               0.28%
Riverside                                      50,000.00               0.11%
Sacramento                                     41,806.33               0.09%
                                    ---------------------        ------------

Total                                     $45,252,162.77             100.00%

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

                                    Not Applicable

  Item 5.                  Other Information

                                    Not Applicable

  Item 6.                  Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                                    Not Applicable

                  (b) Form 8-K

                  The registrant has not filed any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 12th day of May, 2000.

Signature                               Title                       Date

/S/ D. Russell Burwell

------------------------------
D. Russell Burwell                General Partner                 May 12, 2000


/S/ Michael R. Burwell

------------------------------
Michael R. Burwell                General Partner                 May 12, 2000



/S/ D. Russell Burwell

-----------------------------
D. Russell Burwell         President of Gymno Corporation,          May 12, 2000
                           (Principal Executive Officer);
                           Director of Gymno Corporation


/S/ Michael R. Burwell

-----------------------------
Michael R. Burwell         Secretary/Treasurer of Gymno             May 12, 2000
                           Corporation (Principal Financial
                                     and Accounting Officer);
                           Director of Gymno Corporation