Form 10-Q
period 2000-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2000-08-10
CIK 889123

FORM 10-Q
                       SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                 June 30, 2000
Commission file number                             333-13113
----------------------------- --------------------------------------------------
                      REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
              (exact name of registrant as specified in its charter)

        CALIFORNIA                                              94-3158788
---------------------------------------------------------- ---------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                              Identification No.

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

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name,former address and former fiscal year,
                          if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES          XX                                       NO
     ------------------------                            ----------------------

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

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                          JUNE 30, 2000 (unaudited) AND
                           DECEMBER 31, 1999 (audited)

                                     ASSETS

                                                                          June 30,           December 31,
                                                                            2000                 1999
                                                                         (unaudited)          (audited)
                                                                      ----------------     ---------------
Cash                                                                          $449,982          $1,602,568
                                                                       ----------------     ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                           53,330,263          35,693,148
  Accrued Interest on Mortgage Investments                                   1,190,953             711,521
  Advances on Mortgage Investments                                              46,117              33,251
  Accounts receivables, unsecured                                               52,339              49,090
                                                                       ----------------     ---------------
                                                                            54,619,672          36,487,010

  Less allowance for doubtful accounts                                       1,018,019             834,359
                                                                       ----------------     ---------------
                                                                            53,601,653          35,652,651
                                                                       ----------------     ---------------

Investment in limited liability corporation, at cost which
  approximates market                                                                0             373,358
Prepaid expense-deferred loan fee                                               20,291               6,332
                                                                       ----------------     ---------------

                                                                           $54,071,926         $37,634,909
                                                                       ================     ===============



See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                          JUNE 30, 2000 (unaudited) AND
                           DECEMBER 31, 1999 (audited)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                   June 30,         December 31,
                                                     2000               1999
                                                 (unaudited)          (audited)
                                               --------------    ---------------

Liabilities:
  Accounts payable and accrued expenses                   $0             $29,413
  Note payable - bank line of credit               9,000,000                   0
  Deferred interest income                                 0             213,529
  Investors in applicant status                      129,936             330,000
                                               --------------       ------------
                                                   9,129,936             572,942
                                               --------------       ------------

Partners' Capital:
     Limited partners' capital, subject
      to redemption (note 4E):
        Net of unallocated syndication
        costs of $281,563 and $342,334 for
        2000 and 1999, respectively:
        and formation loan receivable of
        $2,575,353 and $2,158,674 for
        2000 and 1999, respectively               44,902,317          37,030,017

     General Partners' Capital, net of
      unallocated syndication costs of
      $2,845 and $3,458 for 2000 and
      1999, respectively                              39,673              31,950
                                                --------------       -----------

Total Partners' Capital                           44,941,990          37,061,967
                                                --------------       -----------

Total Liabilities and Partners' Capital          $54,071,926         $37,634,909
                                                ==============       ===========




See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
        FOR SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)

                                                          Six Months        Six Months      Three Months      Three Months
                                                            Ended             Ended             Ended            Ended
                                                           June 30,          June 30,         June 30,          June 30,
                                                             2000              1999             2000              1999
                                                       ----------------- ----------------- ---------------- -----------------
Revenues:
  Interest on Mortgage Investments                           $2,449,524        $2,117,328       $1,367,288        $1,158,863
  Interest on bank deposits                                       9,547             2,949            2,229             1,670
  Late charges                                                    6,465            12,628            2,823             9,303
  Miscellaneous                                                   1,050             1,107              500               601
                                                       ----------------- ----------------- ---------------- -----------------
                                                              2,466,586         2,134,012        1,372,840         1,170,437
                                                       ----------------- ----------------- ---------------- -----------------

Expenses:
  Mortgage servicing fees                                       158,126           216,337           86,832           133,195
  Interest on note payable - bank                               156,368           298,053          142,838           166,833
  Amortization of loan origination fees                           4,792             4,418            2,396             2,209
  Provision for doubtful accounts and losses on real
    estate acquired through foreclosure                          48,659           193,461           45,837           131,899
  Asset management fee - General Partner                         27,323            19,123           14,393             9,964
  Clerical costs through Redwood Mortgage Corp.                  52,471            39,293           26,644            20,107
  Professional services                                          31,706            29,820            9,918            18,258
  Printing, supplies and postage                                  9,090             2,165            6,407             1,573
  Other                                                           8,552             5,833            1,274               543
                                                       ----------------- ----------------  ---------------- -----------------
                                                                497,087           808,503          336,539           484,581
                                                       ----------------- ----------------- ---------------- -----------------

Income before interest credited to partners in
  applicant status                                            1,969,499         1,325,509        1,036,301           685,856

Interest credited to partners in applicant status                 4,587             1,048              127               585
                                                       ----------------- ----------------- ---------------- -----------------

Net Income                                                   $1,964,912        $1,324,461       $1,036,174          $685,271
                                                       ================= ================= ================ =================

Net income:  To General Partners(1%)                            $19,649           $13,245          $10,362            $6,853
                     To Limited Partners (99%)                1,945,263         1,311,216        1,025,812           678,418
                                                       ----------------- ----------------- ---------------- -----------------

Total - net income                                           $1,964,912        $1,324,461       $1,036,174          $685,271
                                                       ================= ================= ================ =================

Net income per $1,000 invested by Limited Partners for entire period:

-where income is reinvested and compounded                       $41.64            $41.17           $20.61            $20.37
                                                       ================= ================= ================ =================

-where partner receives income in monthly
distributions                                                    $40.94            $40.48           $20.47            $20.24
                                                       ================= ================= ================ =================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2000 (unaudited)

                                                                                  PARTNERS' CAPITAL
                                                          ------------------------------------------------------------------
                                                             LIMITED PARTNERS' CAPITAL
                                          -----------------------------------------------------------------

                                                          Capital
                                      Partners In         Account          Unallocated         Formation
                                       Applicant          Limited          Syndication           Loan
                                        Status            Partners            Costs           Receivable           Total
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1996             $310,937        $16,181,189        $(414,190)       $(1,073,706)        $14,693,293

Contributions on Application             5,251,969                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (420,510)          (420,510)
Formation Loan payments                          0                  0                 0             98,999             98,999
Interest credited to partners in
    applicant status                         9,562                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                     (1,849)                  0                 0                  0                  0
    Transfers to Partners' capital     (5,570,619)          5,565,372                 0                  0          5,565,372

Net Income                                       0          1,780,968                 0                  0          1,780,968
Syndication costs incurred                       0                  0         (188,517)                  0          (188,517)
Allocation of syndication costs                  0          (166,023)           166,023                  0                  0
Partners' withdrawals                            0          (614,837)                 0                  0          (614,837)
Early withdrawal penalties                       0           (13,261)             4,690              8,524               (47)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1997                   $0        $22,733,408        $(431,994)       $(1,386,693)        $20,914,721

Contributions on Application             5,105,559                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (403,518)          (403,518)
Formation Loan payments                          0                  0                 0            133,580            133,580
Interest  credited  to  partners in          4,454                  0                 0                  0                  0
applicant status

Upon admission to Partnership:
    Interest withdrawn                     (1,553)                  0                 0                  0                  0
    Transfers to Partners' capital     (5,108,460)          5,103,359                 0                  0          5,103,359

Net Income                                       0          2,251,387                 0                  0          2,251,387
Syndication costs incurred                       0                  0         (126,453)                  0          (126,453)
Allocation of syndication costs                  0          (196,317)           196,317                  0                  0
Partners' withdrawals                            0          (847,661)                 0                  0          (847,661)
Early withdrawal penalties                       0           (24,066)             8,255             15,727               (84)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1998                   $0        $29,020,110        $(353,875)       $(1,640,904)        $27,025,331
(continued on next page)


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2000 (unaudited)

                                                                                 PARTNERS' CAPITAL
                                                       -----------------------------------------------------------------------
                                                        LIMITED PARTNERS' CAPITAL

                                                       -----------------------------------------------------------------------

                                                          Capital
                                      Partners In         Account          Unallocated         Formation
                                       Applicant          Limited          Syndication           Loan
                                         Status           Partners            Costs           Receivable           Total
                                      -------------    ---------------    --------------     --------------    ---------------

(balance forward from previous page)
Balances at December 31, 1998                   $0        $29,020,110        $(353,875)       $(1,640,904)        $27,025,331

Contributions on Application             9,530,318                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (708,461)          (708,461)
Formation Loan payments                          0                  0                 0            164,731            164,731
Interest  credited  to  partners  in
applicant status                             1,914                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                     (1,002)                  0                 0                  0                  0
    Transfers to Partners' capital     (9,201,230)          9,191,719                 0                  0          9,191,719

Net Income                                       0          2,912,857                 0                  0          2,912,857
Syndication costs incurred                       0                  0         (177,099)                  0          (177,099)
Allocation of syndication costs                  0          (175,012)           175,012                  0                  0
Partners' withdrawals                            0        (1,378,924)                 0                  0        (1,378,924)
Early withdrawal penalties                       0           (39,725)            13,628             25,960              (137)
                                      -------------    ---------------    --------------     -------------- -- ---------------

Balances at December 31, 1999             $330,000        $39,531,025        $(342,334)       $(2,158,674)        $37,030,017

Contributions on Application             7,116,985                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (541,678)          (541,678)
Formation Loan payments                          0                  0                 0            115,477            115,477
Interest credited to partners in
applicant status                             4,587                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                       (716)                  0                 0                  0                  0
    Transfers to Partners' capital     (7,320,920)          7,313,810                 0                  0          7,313,810

Net Income                                       0          1,945,263                 0                  0          1,945,263
Syndication costs incurred                       0                  0          (95,216)                  0           (95,216)
Allocation of syndication costs                  0          (150,988)           150,988                  0                  0
Partners' withdrawals                            0          (865,306)                 0                  0          (865,306)
Early withdrawal penalties                       0           (14,571)             4,999              9,522               (50)
                                      -------------    ---------------    --------------     --------------    ---------------

Balances at June 30, 2000                 $129,936        $47,759,233        $(281,563)       $(2,575,353)        $44,902,317
                                      =============    ===============    ==============     ==============    ===============

See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2000 (unaudited)

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
   (continued on next page)




                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2000 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             -------------------------------------------------------------------------------

                                                             GENERAL PARTNERS' CAPITAL
                                             -----------------------------------------------------------

                                             Capital Account       Unallocated              Total                Total
                                                 General           Syndication             General              Partners'
                                                Partners              Costs                Partners             Capital
                                             ----------------    -----------------    ------------------    ----------------
(balance forward from previous page)

Balances at December 31, 1998                        $25,897             $(3,574)               $22,323         $27,047,654

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (708,461)
Formation Loan payments                                    0                    0                     0             164,731
Interest credited to partners in
applicant status                                           0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     9,511                    0                 9,511           9,201,230

Net Income                                            29,423                    0                29,423           2,942,280
Syndication costs incurred                                 0              (1,789)               (1,789)           (178,888)
Allocation of syndication costs                      (1,768)                1,768                     0                   0
Partners' withdrawals                               (27,655)                    0              (27,655)         (1,406,579)
Early withdrawal penalties                                 0                  137                   137                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1999                        $35,408             $(3,458)               $31,950         $37,061,967

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (541,678)
Formation Loan payments                                    0                    0                     0             115,477
Interest credited to partners in
applicant status                                           0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     7,110                    0                 7,110           7,320,920

Net Income                                            19,649                    0                19,649           1,964,912
Syndication costs incurred                                 0                (962)                 (962)            (96,178)
Allocation of syndication costs                      (1,525)                1,525                     0                   0
Partners' withdrawals                               (18,124)                    0              (18,124)           (883,430)
Early withdrawal penalties                                 0                   50                    50                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at June 30, 2000                            $42,518             $(2,845)               $39,673         $44,941,990
                                             ================    =================    ==================    ================



See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)

                                                                     June 30,            June 30,
                                                                        2000                1999
                                                                    (unaudited)         (unaudited)
                                                                   ---------------     ---------------

Cash flows from operating activities:

  Net income                                                           $1,964,912          $1,324,461
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts.                                       48,659             193,461
    Increase (decrease) in accounts payable                              (29,413)             (2,500)
    (Increase) in accrued interest & advances                           (492,298)            (41,908)
    (Increase) decrease in deferred loan fee                             (13,959)               4,418
    Increase (decrease ) in deferred interest income                    (213,529)             411,655
                                                                   ---------------     ---------------

      Net cash provided by operating activities                         1,264,372           1,889,587
                                                                   ---------------     ---------------

Cash flows from investing activities:

    Principal collected on Mortgage Investments                         6,936,605           7,403,545
    Mortgage Investments made                                        (24,573,720)        (13,758,585)
    Additions to real estate held for sale                                      0             (1,886)
   Disposition of real estate held for sale                                     0              77,063
    Disposition of  Limited Liability Corporation                         508,358                   0
   Additions to Limited Liability Corporation                                   0            (50,000)
    Accounts receivables, unsecured - (disbursements) receipts            (3,248)               (192)
                                                                   ---------------     ---------------

      Net cash used in investing activities                          (17,132,005)         (6,330,055)
                                                                   ---------------     ---------------

Cash flows from financing activities

   Increase (decrease) in note payable-bank                             9,000,000           2,053,000
   Contributions by partner applicants                                  7,116,985           3,939,708
   Interest credited to partners in applicant status                        4,587               1,048
   Interest withdrawn by partners in applicant status                       (716)               (371)
   Partners withdrawals                                                 (883,430)           (590,279)
   Syndication costs incurred                                            (96,178)            (91,132)
   Formation Loan increases                                             (541,678)           (279,215)
   Formation Loan collections                                             115,477              80,597
                                                                   ---------------     ---------------

      Net cash provided by financing activities                        14,715,047           5,113,356
                                                                   ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                  (1,152,586)             672,888

Cash - beginning of period                                              1,602,568             528,688
                                                                   ---------------     ---------------

Cash - end of period                                                     $449,982          $1,201,576
                                                                   ===============     ===============



See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp. At June 30, 2000, the Partnership was in the offering stage, wherein contributed capital totalled $42,220,816 in limited partner contributions of an approved aggregate offering of $45,000,000, in units of $1 each (42,220,816). As of June 30, 2000, $129,936 remained in applicant status.

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

The  Formation  Loan  relating  to the second  offering  ($30,000,000)  totalled
$2,089,553 at June 30, 2000, which was 7.66% of the limited partners contributions of $27,288,799. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

The following summarizes Formation Loan transactions to June 30, 2000:

                                                 Initial             Subsequent
                                               Offering of          Offering of
                                               $15,000,000          $30,000,000              Total

                                              --------------       ---------------      ----------------

Limited Partner contributions                   $14,932,017           $27,288,799           $42,220,816
                                              ==============       ===============      ================

Formation Loan made                              $1,074,840             2,089,553             3,164,393
Payments to date                                  (325,941)             (195,806)             (521,747)
Early withdrawal penalties applied                 (67,293)                     0              (67,293)
                                              --------------       ---------------      ----------------

Balance June 30, 2000                              $681,606            $1,893,747            $2,575,353
                                              ==============       ===============      ================

Percent loaned of Partners' contributions              7.2%                  7.7%                  7.5%
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

Through June 30, 2000, organization costs of $12,500 and syndication costs of $1,263,827 had been incurred by the Partnership with the following distribution:

                                               Syndication         Organization
                                                  Costs                Costs            Total
                                            -----------------     -------------- --------------
Costs incurred                                    $1,263,827            $12,500      $1,276,327
Early withdrawal penalties applied                  (36,604)                  0        (36,604)
Allocated and amortized to date                    (942,815)           (12,500)       (955,315)
                                            -----------------     -------------- ---------------

June 30, 2000 balance                               $284,408                  0        $284,408
                                           ==================     ============== ===============

Organization  and  syndication  costs   attributable  to  the  initial  offering
($15,000,000)  were  limited  to the  lesser  of 10% of the  gross  proceeds  or
$600,000 with any excess being paid by the General  Partners.  Applicable  gross proceeds were $14,932,017.  Related  expenditures  totalled  $582,365  ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

As of June 30, 2000 syndication  costs  attributable to the subsequent  offering
($30,000,000) totalled $693,962, (2.54% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Accrual Basis

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

At June 30,  2000 and at December  31,  1999,  and 1998,  there were no Mortgage
Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the loans were consummated was 57.34%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At June 30, 2000, there were no properties acquired by the Partnership as real estate owned (REO).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

I. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 2000 and December 31, 1999, was as follows:

                                           June 30,                 December 31,
                                             2000                      1999
                                       ---------------          ----------------

Impaired mortgage investments           $        0                  $      0
Unspecified mortgage investments           978,928                   795,268
Amounts receivable, unsecured               39,091                    39,091
                                      ---------------           ----------------
                                        $1,018,019                  $834,359
                                      ===============           ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

A. Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, mortgage brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The mortgage brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For six months through June 30, 2000 and for the year ended December 31, 1999, mortgage broker commissions paid by the borrowers were $837,857and $682,118, respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $158,126, $359,464 and $295,052, were incurred for six months through June 30, 2000 and for years 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $27,323, $42,215 and $31,651 were incurred for the six months through June 30, 2000 and for years 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                        (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

F. Operating Expenses

The General Partners are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. Such reimbursements are reflected as expenses in the Statement of Income.

The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of June 30, 2000 a General Partner, GYMNO Corporation, had contributed $42,210, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

During the periods ending June 30, 2000, December 31, 1999 and 1998, interest totaling $4,587, $1,914 and $4,454, respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                           REDWOOD MORTGAGE INVESTORS VIII
                      (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

The Partnership has a bank line of credit expiring June 30, 2002, of up to $15,000,000 at .25% over prime secured by its Mortgage Investment portfolio. The note payable balances were $9,000,000 and $0 at June 30, 2000 and December 31, 1999, respectively. The interest rate was 9.75% at June 30, 2000, (9.50% prime plus .25%).

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

As a result of acquiring real property through foreclosure, the Partnership contributed its interest (principally land) to a Limited Liability Corporation, which is owned 100% by the Partnership, and which has completed the construction and sold the property.

                            REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                             June 30,               December 31,
                                               2000                     999
                                       ------------------       ----------------

Net Assets - Partners' Capital
  per financial statements                   $44,941,990             $37,061,967
Non-amortized syndication costs                  284,408                 345,792
Allowance for doubtful accounts                1,018,019                 834,359
Formation loans receivable                     2,575,353               2,158,674
                                       ------------------       ----------------

Net assets tax basis                         $48,819,770             $40,400,792
                                       ------------------       ----------------

In 1999 and 1998, approximately 58% and 61% of taxable income was allocated to tax exempt organizations, i.e., retirement plans, respectively. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INVESTMENTS

The following methods and assumptions ere used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents.  The carrying amount quals fair value.
All amounts, including interest bearing, are subject to immediate withdrawal.

(b) The Carrying Value of Mortgage Investments (see note 2(c)) is $53,330,263. The fair value of these investments of $53,726,668 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At June 30, 2000, there were 59 Mortgage Investments outstanding with the following characteristics:



Number of Mortgage Investments outstanding                                    59
Total Mortgage Investments outstanding                               $53,330,263

Average Mortgage Investment outstanding                                  903,903
Average Mortgage Investment as percent of total                            1.69%
Average Mortgage Investment as percent of Partners' Capital                2.01%

Largest Mortgage Investment outstanding                                3,150,056
Largest Mortgage Investment as percent of total                            5.91%
Largest Mortgage Investment as percent of Partners' Capital                7.01%

Number of counties where security is located (all California)                 13
Largest percentage of Mortgage Investments in one county                  36.79%
Average Mortgage Investment to appraised value of security
at time loan was consummated                                              57.34%

Number of Mortgage Investments in foreclosure status                           1
Amount of Mortgage Investments in foreclosure                         $2,600,000

The following categories of Mortgage Investments are pertinent at June 30, 2000 and December 31, 1999:

                                                  June 30,          December 31,
                                                    2000                1999
                                            ----------------   -----------------

First Trust Deeds                               $32,482,945          $19,388,394
Second Trust Deeds                               20,307,074           16,082,803
Third Trust Deeds                                   540,244              221,951
                                            ----------------   -----------------
  Total Mortgage Investments                     53,330,263           35,693,148
Prior liens due other lenders                    27,519,900           23,719,420
                                            ----------------   -----------------
  Total debt                                    $80,850,163          $59,412,568
                                            ================   =================

Appraised property value at time of loan       $141,007,965          $97,556,330
                                           =================   =================

Total investments as a percent of appraisals          57.34%              60.90%
                                           =================   =================

Investments by Type of Property

Owner occupied homes                             $8,179,343           $7,336,276
Non-Owner occupied homes                         11,166,479           10,957,622
Apartments                                        3,732,861              302,797
Commercial                                       30,251,580           17,096,453
                                           -----------------   -----------------
                                                $53,330,263          $35,693,148
                                           =================   =================

The interest rates on the Mortgage Investments range from 8.00% to 14.50% at June 30, 2000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

Scheduled maturity dates of mortgage investments as of June 30, 2000 are as follows:

                         Year Ending
                         December 31,

                      -------------------

                             2000                                    $14,255,997
                             2001                                     25,508,008
                             2002                                      8,554,719
                             2003                                              0
                             2004                                              0
                          Thereafter                                   5,011,539
                                                                ----------------
                                                                     $53,330,263
                                                                ================


The scheduled maturities for 2000 include approximately $6,239,782 in Mortgage Investments which are past maturity at June 30, 2000. Interest payment on only four of these loans was delinquent.

The cash balance at June 30, 2000 of $449,982 was in one bank with interest bearing balances totalling $147,286. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $349,982. This bank is the same financial institution that has provided the Partnership with the $15,000,000 limit line of credit. At June 30, 2000, draw down against this facility was $9,000,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

On June 30, 2000, the Partnership was in the offering stage of its second offering, ($30,000,000). Contributed capital totalled $14,932,017 for the first offering and $27,288,799 for the second offering an aggregate of $42,220,816 (Limited Partners) as of June 30, 2000. Of this amount, $129,936 remained in applicant status. Accordingly, together with initial approved offering of $15,000,000 the Partnership has approval for an aggregate offering of $45,000,000 in Units of $1 each.

At June 30, 2000, the Partnership's Mortgage Investments outstanding totalled $53,330,263. The primary reason for an increase in Mortgage Investments Outstanding from $25,304,989 in 1997, to $31,905,958 in 1998 to $35,693,147 to
December 31, 1999 and to $53,330,263 as of June 30, 2000, was the additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners' Capital contributions have totalled $5,565,372, $5,100,458, $9,520,806 and $7,109,875 and the reinvestment of earnings by Limited Partners who have elected to reinvest earnings, have totalled $1,119,465, $1,440,687, $1,911,554 and $1,252,414, for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and six months through June 30, 2000, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1997, 1998, 1999 and six months through June 30, 2000, to $2,613,008, $3,376,293, $4,337,427 and $2,449,524, respectively. Interest rates on Mortgage Investments ranged from 8.00% to 14.50%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of June 30, 2000, distributed earnings at an average annualized yield of 8.36%.

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

In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and since its inception has increased the limit from $3,000,000 to $15,000,000. For the years ended December 31, 1997, 1998, 1999 and six months through June 30, 2000, interest on Note Payable-Bank was $340,633, $513,566, $526,697 and $156,368, respectively. For 1997, 1998, and
1999,  and six months  ended June 30,  2000,  the  increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. During 1999, the Partnership's highest borrowing was $8,600,000 at an interest rate of prime + 1/4%. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of June 30, 2000, the balance was $9,000,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-three years. Mortgage servicing fees increased from $189,692, to $295,052 to $359,464 and to $158,126 for the years ended December 31, 1997, 1998, 1999 and six months through June 30, 2000. The mortgage servicing fees increased primarily due to increase in the outstanding Mortgage Investment portfolio. Asset Management fees increased from $24,966, to $31,651, to $42,215 and to $27,323 for the years ended December 31, 1997, 1998 , 1999 and six months through June 30, 2000, respectively. The Asset Management fee increase was due primarily to the increased Partner's capital which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1997, 1998, 1999 and six months through June 30, 2000, the Partnership made provisions for doubtful accounts of $139,804, $162,969, $408,890 and $183,659, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of June 30, 2000, of $1,018,019 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

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

At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and six months through June 30, 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $495,480, $614,383, $826,291 and $541,861, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and six months through June 30, 2000, to Limited Partners' capital accounts and not withdrawn was $1,119,465, $1,440,687, $1,911,554 and $1,252,414, respectively. As of December 31, 1997, December 31, 1998, December 31, 1999 and six months through June 30, 2000, Limited Partners electing to withdraw earnings represented 30%, 30%, 31% and 30% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partner's investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period for most of the investors has yet to expire, as of June 30, 2000, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through June 30, 2000 were:

                                                                                                       six months
                                                                                                        through

                   1993       1994        1995        1996        1997        1998         1999        06/30/2000
                 ---------- ---------- ----------- ----------- ----------- ----------- ------------- ---------------
Earnings
Liquidation        $46,855   $165,814    $303,477    $418,380    $495,480    $614,383      $826,291        $541,861

Capital
Liquidation              0          0      $5,640    $146,755    $132,619    $257,344      $592,357        $338,016
                 ---------- ---------- ----------- ----------- ----------- ----------- ------------- ---------------

Total              $46,855   $165,814    $309,117    $565,135    $628,099    $871,727    $1,418,648        $879,877
                 ========== ========== =========== =========== =========== =========== ============= ===============



 Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and six months through June 30, 2000, $132,619, $244,213, $411,838 and $154,058, respectively were liquidated subject to the 10% penalty for early withdrawal. This represents only 0.63%, 0.90%, 1.11% and 0.34% (.68% annualized) of the Limited Partners ending capital for the years ended December 31, 1997, 1998, 1999 and six months through June 30, 2000, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, December 31, 1998, December 31, 1999 and June 30, 2000, respectively, and is expected by the General Partners to commonly occur at these levels.

The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relies on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come, we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems are being addressed by the appropriate software vendors or software programmers. All annual computerized functions have not yet been run, however, testing of the operations has taken place. We do not expect any significant problems.

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ended June 30, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation     Description of Compensation
                                     and Services Rendered                Amount
--------------------------------------------------------------------------------

I. Redwood Mortgage Corp.         Mortgage Servicing Fee for
                                  servicing Mortgage Investments........$158,126

General Partners &/or             Asset Management Fee for
Affiliates                        managing assets....................... $27,323

General Partners                  1% interest in profits.................$19,649
                                  Less allocation of syndication costs... $1,525
                                                                    ------------
                                                                         $18,124

General Partners &/or             Portion of early withdrawal penalties
Affiliates                        applied to reduce Formation Loan........$9,522


II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED  BY COMPANIES RELATED TO THE
GENERAL   PARTNERS  WITH  THE  PARTNERSHIP  (EXPENSES OF BORROWERS  NOT  OF  THE
PARTNERSHIP)

Redwood Mortgage Corp.            Mortgage  Brokerage  Commissions  for services
                                  in connection with the review, selection,
                                  evaluation,  negotiation,  and  extension of
                                  the Mortgage Investments paid by the borrowers
                                  and not by the Partnership............$837,857

Redwood Mortgage Corp.            Processing and Escrow Fees for services in
                                  credit connection with notary, document prep-
                                  aration, investigation, and escrow fees
                                  payable by the borrowers and not by the
                                  Partnership............................$16,047

Gymno Corporation, Inc.           Reconveyance Fee...........................628


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . $52,471

MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF June 30, 2000
Partnership Highlights

First Trust Deeds                                                $32,482,944.70
Appraised Value of Properties*                                    63,738,795.00
   Total Investment as a % of Appraised Value                            50.96%

First Trust Deed Mortgage Investments                             32,482,944.70
Second Trust Deed Mortgage Investments                            20,307,074.23
Third Trust Deed Mortgage Investments                                540,243.90
                                                            --------------------
                                                                  53,330,262.83

First Trust Deeds due other Lenders                               23,236,191.33
Second Trust Deeds due other Lenders                               4,283,709.00
                                                            --------------------

Total Debt                                                       $80,850,163.16

Appraised Property Value*                                        141,007,965.00
Total Investment as a % of Appraised Value                               57.34%

Number of Mortgage Investments Outstanding                                   59

Average Investment                                                  $903,902.76
Average Investment as a % of Net Partners Capital                         2.01%
Largest Investment Outstanding                                     3,150,055.56
Largest Investment as a % of Net Partners Capital                         7.01%




First Trust Deed Mortgage Investments                                   60.91%
Second Trust Deed Mortgage Investments                                  38.08%
Third Trust Deed Mortgage Investments                                    1.01%
                                                                ---------------
Total                                                                  100.00%

Mortgage Investments by Type of                Amount                   Percent
Property

Owner Occupied Homes                        $8,179,343.29               15.34%
Non Owner Occupied Homes                    11,166,478.49               20.94%
Apartments                                   3,732,860.68                7.00%
Commercial                                  30,251,580.37               56.72%
                                        ------------------      ---------------
Total                                      $53,330,262.83              100.00%

Statement of Conditions of Mortgage Investments.

Number of Mortgage Investments in Foreclosure     1

*Values used are the appraised values utilized at the time the mortgage investment was consummated.

                                               Total
               Diversification by            Mortgage
                       County               Investments           Percent

               San Francisco                 $19,622,281.80          36.79%
               San Mateo                      10,165,131,32          19.06%
               Stanislaus                      5,989,780.82          11.23%
               Santa Clara                     4,592,174.31           8.61%
               Contra Costa                    4,128,708.12           7.74%
               Los Angeles                     2,503.604.67           4.70%
               Placer                          2,424,363.25           4.55%
               Marin                           2,389,631.20           4.48%
               Lake                              737,500.00           1.38%
               Alameda                           405,178.74           0.76%
               San Joaquin                       194,597.00           0.37%
               Fresno                            127,311.60           0.24%
               Riverside                          50,000.00           0.09%
                                        --------------------    ------------
               Total                         $53,330,262.83         100.00%

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

                                    Not Applicable

  Item 5.                  Other Information

                                    Not Applicable

  Item 6.                  Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                                    Not Applicable

                  (b) Form 8-K

                  The registrant has not filed any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 9th day of August, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 9th day of August, 2000.

Signature                               Title                       Date

/S/ D. Russell Burwell

------------------------------
D. Russell Burwell                  General Partner                Aug. 9, 2000


/S/ Michael R. Burwell

------------------------------
Michael R. Burwell                  General Partner                Aug. 9, 2000



/S/ D. Russell Burwell

-----------------------------
D. Russell Burwell            President of Gymno Corporation,      Aug. 9, 2000
                               (Principal Executive Officer);
                              Director of Gymno Corporation


/S/ Michael R. Burwell

-----------------------------
Michael R. Burwell            Secretary/Treasurer of Gymno         Aug. 9, 2000
                            Corporation (Principal Financial
                                 and Accounting Officer);
                              Director of Gymno Corporation