Form 10-Q
period 2000-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2000-11-13
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                              September 30, 2000
----------------------------- --------------------------------------------------
Commission file number                             333-41410
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

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                       SEPTEMBER 30, 2000 (unaudited) AND
                           DECEMBER 31, 1999 (audited)

                                     ASSETS

                                               September 30,        December 31,
                                                   2000                 1999
                                                (unaudited)          (audited)
                                             ----------------     --------------
Cash                                             $508,431             $1,602,568
                                             ----------------     --------------

Accounts receivable:
  Mortgage Investments, secured by
   deeds of trust                                 66,029,264          35,693,148
  Accrued Interest on Mortgage Investments           675,698             711,521
  Advances on Mortgage Investments                    64,076              33,251
  Accounts receivables, unsecured                     53,733              49,090
                                            ----------------     ---------------
                                                  66,822,771          36,487,010

  Less allowance for doubtful accounts             1,176,914             834,359
                                            ----------------     ---------------
                                                  65,645,857          35,652,651
                                            ----------------     ---------------

Investment in limited liability corporation,
 at cost which approximates market                         0             373,358
Prepaid expense-deferred loan fee                     16,593               6,332
                                            ----------------     ---------------

                                                 $66,170,881         $37,634,909
                                            ================     ===============

























See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                       SEPTEMBER 30, 2000 (unaudited) AND
                           DECEMBER 31, 1999 (audited)

                       LIABILITIES AND PARTNERS' CAPITAL

                                             September 30,          December 31,
                                                 2000                   1999
                                              (unaudited)            (audited)
                                            ----------------     ---------------
Liabilities:
  Accounts payable and accrued expenses               $0                 $29,413
  Advances from Redwood Mortgage Corp.           500,000                       0
  Note payable - bank line of credit          15,000,000                       0
  Deferred interest income                             0                 213,529
  Investors in applicant status                  601,699                 330,000
                                            ----------------     ---------------
                                              16,101,699                 572,942
                                            ----------------     ---------------

Partners' Capital:
     Limited  partners'  capital,  subject  to  redemption  (note  4E):  Net  of unallocated syndication costs of $265,563 and $342,334 for 2000 and 1999, respectively:
       and formation loan receivable of
       $2,860,327 and $2,158,674 for 2000
       and 1999, respectively                 50,024,443              37,030,017

     General Partners' Capital, net of
       unallocated syndication costs of
       $2,682 and $3,458 for 2000 and 1999,
       respectively                               44,739                  31,950
                                          --------------         ---------------
Total Partners' Capital                       50,069,182              37,061,967
                                          --------------         ---------------

Total Liabilities and Partners' Capital      $66,170,881             $37,634,909
                                          ==============        ================





















See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                        FOR NINE AND THREE MONTHS ENDED
                      SEPTEMBER 30, 2000 AND 1999 (unaudited)


                                                         Nine Months       Nine Months      Three Months      Three Months
                                                            Ended             Ended             Ended            Ended
                                                        September 30,     September 30,     September 30,    September 30,
                                                             2000              1999             2000              1999
                                                       ----------------- ----------------- ---------------- -----------------
Revenues:
  Interest on Mortgage Investments                           $4,281,466        $3,268,965       $1,831,942        $1,151,637
  Interest on bank deposits                                      11,025             4,939            1,478             1,990
  Late charges                                                   48,348            23,710           41,883            11,082
  Miscellaneous                                                   9,875            52,124            8,825            51,017
                                                       ----------------- ----------------- ---------------- -----------------
                                                              4,350,714         3,349,738        1,884,128         1,215,726
                                                       ----------------- ----------------- ---------------- -----------------
Expenses:
  Mortgage servicing fees                                       355,819           295,354          197,693            79,017
  Interest on note payable - bank                               509,733           459,433          353,365           161,380
  Amortization of loan origination fees                           8,490             7,460            3,698             3,042
  Provision for doubtful accounts and losses on real
    estate acquired through foreclosure                         207,555           374,138          158,896           180,677
  Asset management fee - General Partners                        43,204            30,248           15,881            11,125
  Clerical costs through Redwood Mortgage Corp.                  80,277            60,541           27,806            21,248
  Professional services                                          32,456            30,614              750               794
  Printing, supplies and postage                                 14,171             3,526            5,081             1,361
  Other                                                           8,564             8,695               12             2,862
                                                       ----------------- ----------------- ----------------- -----------------
                                                              1,260,269         1,270,009          763,182           461,506
                                                       ----------------- ----------------- ---------------- ------------------

Income before interest credited to partners in
  applicant status                                            3,090,445         2,079,729        1,120,946           754,220

Interest credited to partners in applicant status                 4,651             1,568               64               520
                                                       ----------------- ----------------- ---------------- -----------------

Net Income                                                   $3,085,794        $2,078,161       $1,120,882          $753,700
                                                       ================= ================= ================ =================

Net income:  To General Partners(1%)                            $30,858           $20,782          $11,209            $7,537
                     To Limited Partners (99%)                3,054,936         2,057,379        1,109,673           746,163
                                                       ----------------- ----------------- ---------------- -----------------
Total - net income                                           $3,085,794        $2,078,161       $1,120,882          $753,700
                                                       ================= ================= ================ =================

Net income per $1,000 invested by Limited Partners for entire period:

-where income is reinvested and compounded                       $63.31            $62.38           $20.80            $20.38
                                                       ================= ================= ================ =================
-where partner receives income in monthly
distributions                                                    $61.60            $60.71           $20.66            $20.24
                                                       ================= ================= ================ =================







See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

                                                                                  PARTNERS' CAPITAL
                                                          ------------------------------------------------------------------
                                                          LIMITED PARTNERS' CAPITAL
                                                          ------------------------------------------------------------------

                                                          Capital
                                      Partners In         Account          Unallocated         Formation
                                       Applicant          Limited          Syndication           Loan
                                        Status            Partners            Costs           Receivable           Total
                                     --------------    ---------------    --------------     --------------    -------------

Balances at December 31, 1996             $310,937        $16,181,189        $(414,190)       $(1,073,706)        $14,693,293

Contributions on Application             5,251,969                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (420,510)          (420,510)
Formation Loan payments                          0                  0                 0             98,999             98,999
Interest credited to partners in
    applicant status                         9,562                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                     (1,849)                  0                 0                  0                  0
    Transfers to Partners' capital     (5,570,619)          5,565,372                 0                  0          5,565,372

Net Income                                       0          1,780,968                 0                  0          1,780,968
Syndication costs incurred                       0                  0         (188,517)                  0          (188,517)
Allocation of syndication costs                  0          (166,023)           166,023                  0                  0
Partners' withdrawals                            0          (614,837)                 0                  0          (614,837)
Early withdrawal penalties                       0           (13,261)             4,690              8,524               (47)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1997                   $0        $22,733,408        $(431,994)       $(1,386,693)        $20,914,721

Contributions on Application             5,105,559                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (403,518)          (403,518)
Formation Loan payments                          0                  0                 0            133,580            133,580
Interest  credited  to  partners in          4,454                  0                 0                  0                  0
applicant status

Upon admission to Partnership:
    Interest withdrawn                     (1,553)                  0                 0                  0                  0
    Transfers to Partners' capital     (5,108,460)          5,103,359                 0                  0          5,103,359

Net Income                                       0          2,251,387                 0                  0          2,251,387
Syndication costs incurred                       0                  0         (126,453)                  0          (126,453)
Allocation of syndication costs                  0          (196,317)           196,317                  0                  0
Partners' withdrawals                            0          (847,661)                 0                  0          (847,661)
Early withdrawal penalties                       0           (24,066)             8,255             15,727               (84)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1998                   $0        $29,020,110        $(353,875)       $(1,640,904)        $27,025,331
(continued on next page)


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

                                                                                 PARTNERS' CAPITAL
                                                       -----------------------------------------------------------------------
                                                         LIMITED PARTNERS' CAPITAL
                                                       -----------------------------------------------------------------------

                                                          Capital
                                      Partners In         Account          Unallocated         Formation
                                       Applicant          Limited          Syndication           Loan
                                        Status            Partners            Costs           Receivable           Total
                                     --------------    ---------------    --------------     --------------    --------------
(balance forward from previous
page)
Balances at December 31, 1998                   $0        $29,020,110        $(353,875)       $(1,640,904)        $27,025,331

Contributions on Application             9,530,318                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (708,461)          (708,461)
Formation Loan payments                          0                  0                 0            164,731            164,731
Interest  credited  to  partners in
applicant status                             1,914                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                     (1,002)                  0                 0                  0                  0
    Transfers to Partners' capital     (9,201,230)          9,191,719                 0                  0          9,191,719

Net Income                                       0          2,912,857                 0                  0          2,912,857
Syndication costs incurred                       0                  0         (177,099)                  0          (177,099)
Allocation of syndication costs                  0          (175,012)           175,012                  0                  0
Partners' withdrawals                            0        (1,378,924)                 0                  0        (1,378,924)
Early withdrawal penalties                       0           (39,725)            13,628             25,960              (137)
                                     --------------    ---------------    --------------     ---------------   ---------------

Balances at December 31, 1999             $330,000        $39,531,025        $(342,334)       $(2,158,674)        $37,030,017

Contributions on Application            12,448,601                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (889,153)          (889,153)
Formation Loan payments                          0                  0                 0            173,126            173,126
Interest credited to partners in
applicant status                             4,651                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                       (734)                  0                 0                  0                  0
    Transfers to Partners' capital    (12,180,819)         12,168,806                 0                  0         12,168,806

Net Income                                       0          3,054,936                 0                  0          3,054,936
Syndication costs incurred                       0                  0         (149,435)                  0          (149,435)
Allocation of syndication costs                  0          (218,661)           218,661                  0                  0
Partners' withdrawals                            0        (1,363,778)                 0                  0        (1,363,778)
Early withdrawal penalties                       0           (21,995)             7,545             14,374               (76)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at September 30, 2000            $601,699        $53,150,333        $(265,563)       $(2,860,327)        $50,024,443
                                     ==============    ===============    ==============     ==============    ===============




See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

                                                                            PARTNERS' CAPITAL
                                              ------------------------------------------------------------------------------
                                                              GENERAL PARTNERS' CAPITAL
                                              ----------------------------------------------------------

                                                 Capital
                                                 Account           Unallocated              Total                Total
                                                 General           Syndication        General Partners         Partners'
                                                Partners              Costs                                     Capital
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
   (continued on next page)



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             --------------------------------------------------------------------------------------
                                                             GENERAL PARTNERS' CAPITAL
                                             ------------------------------------------------------------

                                                 Capital
                                                 Account           Unallocated              Total                Total
                                                 General           Syndication              General             Partners'
                                                Partners              Costs                 Partners            Capital
                                             ----------------    -----------------    ------------------    ----------------
(balance forward from previous page)
Balances at December 31, 1998                        $25,897             $(3,574)               $22,323         $27,047,654

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (708,461)
Formation Loan payments                                    0                    0                     0             164,731
Interest credited to partners in
applicant status                                           0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     9,511                    0                 9,511           9,201,230

Net Income                                            29,423                    0                29,423           2,942,280
Syndication costs incurred                                 0              (1,789)               (1,789)           (178,888)
Allocation of syndication costs                      (1,768)                1,768                     0                   0
Partners' withdrawals                               (27,655)                    0              (27,655)         (1,406,579)
Early withdrawal penalties                                 0                  137                   137                   0
                                             ----------------    -----------------    ------------------    ----------------
Balances at December 31, 1999                        $35,408             $(3,458)               $31,950         $37,061,967

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (889,153)
Formation Loan payments                                    0                    0                     0             173,126
Interest credited to partners in
applicant status                                           0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                    12,013                    0                12,013          12,180,819

Net Income                                            30,858                    0                30,858           3,085,794
Syndication costs incurred                                 0              (1,509)               (1,509)           (150,944)
Allocation of syndication costs                      (2,209)                2,209                     0                   0
Partners' withdrawals                               (28,649)                    0              (28,649)         (1,392,427)
Early withdrawal penalties                                 0                   76                    76                   0
                                             ----------------    -----------------    ------------------    ----------------
Balances at September 30, 2000                       $47,421             $(2,682)               $44,739         $50,069,182
                                             ================    =================    ==================    ================



See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)

                                                                     September 30,          September 30,
                                                                         2000                   1999
                                                                      (unaudited)            (unaudited)
                                                                   ------------------      ----------------
Cash flows from operating activities:

  Net income                                                              $3,085,794            $2,078,161
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts.                                         207,555               374,138
    Increase (decrease) in accounts payable                                  470,587               (2,500)
    (Increase) in accrued interest & advances                                  4,998               112,672
    (Increase) decrease in deferred loan fee                                (10,261)                 2,460
    Increase (decrease ) in deferred interest income                       (213,529)               217,173
                                                                   ------------------      ----------------
      Net cash provided by operating activities                            3,545,144             2,782,104
                                                                   ------------------      ----------------
Cash flows from investing activities:

    Principal collected on Mortgage Investments                           13,345,305            12,732,358
    Mortgage Investments made                                           (43,681,421)          (18,254,646)
    Additions to real estate held for sale                                         0               (1,886)
   Disposition of real estate held for sale                                        0                77,063
    Disposition of  Limited Liability Corporation                            508,358                     0
   Additions to Limited Liability Corporation                                      0              (50,000)
    Accounts receivables, unsecured - (disbursements) receipts               (4,643)                 (217)
                                                                   ------------------      ----------------
      Net cash used in investing activities                             (29,832,401)           (5,497,328)
                                                                   ------------------      ----------------
Cash flows from financing activities

   Increase (decrease) in note payable-bank                               15,000,000           (1,495,000)
   Contributions by partner applicants                                    12,448,601             6,177,022
   Interest credited to partners in applicant status                           4,651                 1,568
   Interest withdrawn by partners in applicant status                          (734)                 (706)
   Partners withdrawals                                                  (1,392,427)             (983,617)
   Syndication costs incurred                                              (150,944)             (129,283)
   Formation Loan increases                                                (889,153)             (466,772)
   Formation Loan collections                                                173,126               121,550
                                                                   ------------------      ----------------
      Net cash provided by financing activities                           25,193,120             3,224,762
                                                                   ------------------      ----------------
Net increase (decrease) in cash and cash equivalents                     (1,094,137)               509,538

Cash - beginning of period                                                 1,602,568               528,688
                                                                   ------------------      ----------------
Cash - end of period                                                        $508,431            $1,038,226
                                                                   ==================      ================



See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp. At September 30, 2000, the Partnership was in the offering stage, wherein contributed capital totalled $47,547,530 in limited partner contributions of an approved aggregate offering of $75,000,000, in units of $1 each (47,547,530). As of September 30, 2000, $601,699 remained in applicant status.

A minimum  of  250,000  units  ($250,000)  and a  maximum  of  15,000,000  units
($15,000,000) were initially offered through qualified broker-dealers. This initial offering was closed in October, 1996. In December 1996, the Partnership commenced a second offering of an additional 30,000,000 Units ($30,000,000). This offering was closed on August 30, 2000 and on August 31, 2000, the Partnership commenced a third offering for an additional 30,000,000 units ($30,000,000). As Mortgage Investments are identified, partners are transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is distributed to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., a General Partner, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing.

The Formation Loan relating to the initial $15,000,000 offering totalled $1,074,840, which was 7.2% of limited partners contributions of $14,932,017 (under the limit of 9.1% relative to the initial offering). It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996.

The  Formation  Loan  relating  to the second  offering  ($30,000,000)  totalled
$2,271,916 at September 30, 2000, which was 7.57% of the limited partners contributions of $29,992,574. Sales commissions ranged from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipated that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan increased as additional sales of units were made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, was determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment was due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Following completion of the offering, the balance will be repaid in ten equal annual installments commencing December 31, 2001.

The formation loan relating to the third offering ($30,000,000) totaled $165,111 at September 30, 2000 which was 6.29% of the Limited Partners contributions of $2,622,939.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

The following summarizes Formation Loan transactions to September 30, 2000:

                                              Initial             Second              Third
                                            Offering of         Offering of        Offering of
                                            $15,000,000         $30,000,000        $30,000,000          Total
                                          ----------------     --------------     --------------    ---------------
Limited Partner contributions             $14,932,017            $29,992,574         $2,622,939        $47,547,530
                                          ================     ==============     ==============    ===============

Formation Loan made                            $1,074,840          2,271,916            165,111          3,511,867
Payments to date                                (347,971)          (231,425)                  0          (579,396)
Early withdrawal penalties applied               (72,144)                  0                  0           (72,144)
                                          ----------------     --------------     --------------    ---------------

Balance September 30, 2000                       $654,725         $2,040,491           $165,111         $2,860,327
                                          ================     ==============     ==============    ===============

Percent loaned of
    Partners'  contributions                         7.2%               7.6%               6.3%               7.4%
                                          ================     ==============     ==============    ===============

The  Formation  Loan,  which is   receivable  from  Redwood   Mortgage  Corp., a
General Partner, has been deducted from Limited Partners' Capital in the balance sheet. As amounts are collected from Redwood  Mortgage Corp., the deduction from capital will be reduced.

B. Other Organizational and Offering Expenses

Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, registration and filing fees and other costs), will be paid by the Partnership.

Through September 30, 2000,  organization costs of $12,500 and syndication costs
of  $1,317,539  had  been  incurred  by  the  Partnership   with  the  following
distribution:

                                              Syndication           Organization
                                                 Costs                  Costs            Total
                                            -----------------     --------------    ------------
Costs incurred                                    $1,318,593            $12,500      $1,331,093
Early withdrawal penalties applied                  (39,176)                  0        (39,176)
Allocated and amortized to date                  (1,011,172)           (12,500)     (1,023,672)
                                            -----------------     --------------    ------------
September 30, 2000 balance                          $268,245                  0        $268,245
                                            =================     ==============    ============

Organization  and  syndication  costs   attributable  to  the  initial  offering
($15,000,000)  were  limited  to the  lesser  of 10% of the  gross  proceeds  or
$600,000 with any excess being paid by the General  Partners.  Applicable  gross proceeds were $14,932,017.  Related  expenditures  totalled  $582,365  ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

Syndication  costs  attributable to the second offering  ($30,000,000)  totalled
$732,704, (2.44% of contributions). This was less than the maximum allowable syndication costs of the lesser of 10% of the gross proceeds ($2,999,257) or $1,200,000.

As of  September  30, 2000,  syndication  costs  relating to the third  offering
($30,000,000) totaled $16,024.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

At September 30, 2000 and at December 31, 1999, and 1998, there were no Mortgage Investments categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

As presented in Note 10 to the financial statements, the average Mortgage Investment to appraised value of security at the time the loans were consummated was 56.35%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At September 30, 2000, there were no properties acquired by the Partnership as real estate owned (REO).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

I. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 2000 and December 31, 1999, was as follows:

                                       September 30,                December 31,
                                           2000                         1999
                                     ----------------           ----------------

Impaired mortgage investments          $         0                      $      0
Unspecified mortgage investments         1,137,823                       795,268
Amounts receivable, unsecured               39,091                        39,091
                                     ----------------           ----------------
                                        $1,176,914                      $834,359
                                     ================           ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

A. Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership Mortgage Investments in an amount up to 12% of the Mortgage Investments until 6 months after the termination date of the offering. Thereafter, mortgage brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The mortgage brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For nine months through September 30, 2000 and for the year ended December 31, 1999, mortgage broker commissions paid by the borrowers were $1,625,171 and $682,118, respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $355,819, $359,464 and $295,052, were incurred for nine months through September 30, 2000 and for years 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners receive monthly fees for managing the Partnership's Mortgage Investment portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $43,204, $42,215 and $31,651 were incurred for the nine months through September 30, 2000 and for years 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of September 30, 2000 a General Partner, GYMNO Corporation, had contributed $47,113, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

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

During the periods ending September 30, 2000, December 31, 1999 and 1998, interest totaling $4,651, $1,914 and $4,454, respectively, was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

The Partnership has a bank line of credit expiring June 30, 2002, of up to $15,000,000 at .25% over prime secured by its Mortgage Investment portfolio. The note payable balances were $15,000,000 and $0 at September 30, 2000 and December 31, 1999, respectively. The interest rate was 9.75% at September 30, 2000, (9.50% prime plus .25%).

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

As a result of acquiring real property through foreclosure, the Partnership contributed its interest (principally land) to a Limited Liability Corporation, which was owned 100% by the Partnership, and which has completed the construction and sold the property.

                            REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                          September 30,             December 31,
                                             2000                      1999
                                       ------------------      -----------------
Net Assets - Partners' Capital
 per financial statements                 $50,069,182                $37,061,967
Unamortized syndication costs                 268,245                    345,792
Allowance for doubtful accounts             1,176,914                    834,359
Formation loans receivable                  2,860,327                  2,158,674
                                       -----------------       -----------------
Net assets tax basis                      $54,374,668              $  40,400,792
                                      ------------------       -----------------

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

(b) The Carrying Value of Mortgage Investments (see note 2(c)) is $66,029,264. The fair value of these investments of $66,858,036 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At September 30, 2000, there were 65 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    65
Total Mortgage Investments outstanding                               $66,029,264

Average Mortgage Investment outstanding                                1,015,835
Average Mortgage Investment as percent of total                            1.54%
Average Mortgage Investment as percent of Partners' Capital                2.03%

Largest Mortgage Investment outstanding                                4,000,000
Largest Mortgage Investment as percent of total                            6.06%
Largest Mortgage Investment as percent of Partners' Capital                7.99%

Number of counties where security is located (all California)                 12
Largest percentage of Mortgage Investments in one county                  40.79%
Average Mortgage Investment to appraised value of security
 at time loan was consummated                                             56.35%

Number of Mortgage Investments in foreclosure status                           0
Amount of Mortgage Investments in foreclosure                                  0

The following categories of Mortgage Investments are pertinent at September 30, 2000 and December 31, 1999:

                                            September 30,           December 31,
                                                2000                    1999
                                        ------------------      ----------------

First Trust Deeds                            $38,262,738             $19,388,394
Second Trust Deeds                            26,858,282              16,082,803
Third Trust Deeds                                908,244                 221,951
                                        ------------------      ----------------
  Total Mortgage Investments                  66,029,264              35,693,148
Prior liens due other lenders                 32,422,612              23,719,420
                                       ------------------       ----------------
  Total debt                                 $98,451,876             $59,412,568
                                       ==================       ================
Appraised property value at
 time of loan                               $174,725,449             $97,556,330
                                       ==================       ================
Total investments as a percent
 of appraisals                                    56.35%                  60.90%
                                       ==================       ================

Investments by Type of Property

Owner occupied homes                          $9,257,428              $7,336,276
Non-Owner occupied homes                      15,633,166              10,957,622
Apartments                                     7,996,151                 302,797
Commercial                                    33,142,519              17,096,453
                                        ------------------      ----------------
                                             $66,029,264             $35,693,148
                                        ==================      ================

The interest rates on the Mortgage Investments range from 8.00% to 18.00% at September 30, 2000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

Scheduled maturity dates of mortgage investments as of September 30, 2000 are as follows:

                         Year Ending
                         December 31,
                      -------------------

                             2000                                     $4,707,792
                             2001                                     35,696,785
                             2002                                     14,064,192
                             2003                                      5,300,000
                             2004                                      1,396,307
                          Thereafter                                   4,864,188
                                                                ----------------
                                                                     $66,029,264
                                                                ================


The scheduled maturities for 2000 include approximately $2,717,547 in Mortgage Investments which are past maturity at September 30, 2000. Interest payments on only three of these loans was delinquent.

The cash balance at September 30, 2000 of $508,431 was in one bank with interest bearing balances totalling $4,032. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $408,431. This bank is the same financial institution that has provided the Partnership with the $15,000,000 limit line of credit. At September 30, 2000, draw down against this facility was $15,000,000.

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

On September 30, 2000, the Partnership was in the offering stage of its third offering, ($30,000,000). Contributed capital totalled $14,932,017 for the first offering, $29,992,574 for the second offering and $2,622,939 for the third offering, an aggregate of $47,547,530 (Limited Partners) as of September 30, 2000. Of this amount, $601,699 remained in applicant status. Accordingly, together with prior two approved offering of $45,000,000 the Partnership has approval for an aggregate offering of $75,000,000 in Units of $1 each.

At September 30, 2000, the Partnership's Mortgage Investments outstanding totalled $66,029,264. The primary reason for an increase in Mortgage Investments Outstanding from $25,304,989 in 1997, to $31,905,958 in 1998 to $35,693,147 to
December 31, 1999 and to $66,029,264 as of September 30, 2000, was the additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners' Capital contributions have totalled $5,565,372, $5,100,458, $9,520,806 and $12,436,588 and the reinvestment of earnings by Limited Partners who have elected to reinvest earnings, have totalled $1,119,465, $1,440,687, $1,911,554 and $1,970,444, for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and nine months through September 30, 2000, respectively. To a lesser extent, Mortgage Investments outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding Mortgage Investments raised the interest earned on Mortgage Investments for the years ended December 31, 1997, 1998, 1999 and nine months through September 30, 2000, to $2,613,008, $3,376,293, $4,337,427 and
$4,281,466 respectively. Interest rates on Mortgage Investments ranged from 8.00% to 18.00%. The Partnership began funding Mortgage Investments on April 14, 1993 and as of September 30, 2000, distributed earnings at an average annualized yield of 8.36%.

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

In 1995, the Partnership established a line of credit with a commercial bank secured by its Mortgage Investments and since its inception has increased the limit from $3,000,000 to $15,000,000. For the years ended December 31, 1997, 1998, 1999 and nine months through September 30, 2000, interest on Note Payable-Bank was $340,633, $513,566, $526,697 and $509,733, respectively. For
1997, 1998, and 1999, and nine months ended September 30, 2000, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Additionally, the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of September 30, 2000, the balance was $15,000,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-three years. Mortgage servicing fees increased from $189,692, to $295,052 to $359,464 and to $355,819 for the years ended December 31, 1997, 1998, 1999 and nine months through September 30, 2000. The mortgage servicing fees increased primarily due to increase in the outstanding Mortgage Investment portfolio. Asset Management fees increased from $24,966, to $31,651, to $42,215 and to $43,204 for the years ended December 31, 1997, 1998 , 1999 and nine months through September 30, 2000, respectively. The Asset Management fee increase was due primarily to the increased Partner's capital which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on Mortgage Investments. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

The General Partners regularly review the Mortgage Investments portfolio, examining the status of delinquencies, the underlying collateral securing these Mortgage Investments, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1997, 1998, 1999 and nine months through September 30, 2000, the Partnership made provisions for doubtful accounts of $139,804, $162,969, $408,890 and $207,555, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of September 30, 2000, of $1,176,914 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

Extracts from recent publications regarding California's economy, population, employment and real estate said:

"In the next 10 years we (California) will again add approximately 5 million people, but with far less building activity. In the decade after that we will add another 7 million people with a similar pace of building activity. This mismatch between demand and supply will not only manifest itself in home appreciation, but also crowding in existing housing - something one now experiences not only in old city quarters like Europe and Asia but increasingly now in places like Manhattan and San Francisco...California's unemployment rate, currently at 5 percent will hold steady at this level for the next 12 months whereas the U.S. unemployment rate rises from 4.1% this year to 4.4% next year."

(Source: UCLA Anderson Forecast, September, 2000)

"- Only 31 percent of Californians can afford to buy a median-priced home, the California Association of Realtors said yesterday.

That figure, calculated for September, compared to a 53 percent affordability rating nationwide and was down from the same period a year ago, when 36 percent of state residents could afford to buy a home.

The median price of a single-family home in September was $248,020, the Association reported last month." (Source: Redwood City Daily News, November 3,
2000)

"Interest Rates - a really toss up - if the economy does indeed continue to slow the Feds will keep a "steady as we go" course but if they sense a heating up they will inch up rates again.

Of course, for all of us in the Bay Area we will be focused on the high tech industries and real estate. As with most emerging industries some of the high tech players will survive and do very well - think Cisco, Sun, Oracle, Intel, Exodus, America OnLine/Time Warner and others with a dream and no business plan will fall out. As for real estate we have seen gains of from 35-105 percent over the last few years. Next year appreciation will slow down to more historical valuations but the demand will still be strong. The key for sellers will be to price their homes "properly" (don't live in the market of six months ago - today's market has slowed down somewhat and is different). The key for buyers is to accept that the demand is still strong and that prices are not "out of line"
- people said that 2 years ago, 1 year ago, six months ago.

Perhaps in America we find ourselves after 10 years "on hold" - a time to take stock and smell the roses we have bloomed. And that's not all bad. (Source:
The Independent published by Redwood City Almanac, October 28, 2000)

To the Partnership, low unemployment, an increasing population, home appreciation, and relatively stable interest rates all bode well for the California and San Francisco Bay Area real estate markets, our underlying mortgage loan collateral.

At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and nine months through September 30, 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $495,480, $614,383, $826,291 and $865,831, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and nine months through September 30, 2000, to Limited Partners' capital accounts and not withdrawn was $1,119,465, $1,440,687, $1,911,554 and $1,970,444, respectively. As of December 31, 1997,
December 31, 1998, December 31, 1999 and nine months through September 30, 2000, Limited Partners electing to withdraw earnings represented 30%, 30%, 31% and 31% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partner's investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase through earnings reinvestment. Since the five year hold period for most of the investors has yet to expire, as of September 30, 2000, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through September 30, 2000 were:

                                                                                                      Nine Months
                                                                                                        through
                   1993       1994        1995        1996        1997        1998         1999        09/30/2000
                 ---------- ---------- ----------- ----------- ----------- ----------- ------------- ---------------
Earnings
Liquidation        $46,855   $165,814    $303,477    $418,380    $495,480    $614,383      $826,291        $865,831

Capital
Liquidation              0          0      $5,640    $146,755    $132,619    $257,344      $592,357        $519,942
                 ---------- ---------- ----------- ----------- ----------- ----------- ------------- ---------------
Total              $46,855   $165,814    $309,117    $565,135    $628,099    $871,727    $1,418,648      $1,385,773
                 ========== ========== =========== =========== =========== =========== ============= ===============


 Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and nine months through September 30, 2000, $132,619, $244,213, $411,838 and $221,339, respectively were liquidated subject to the 10% penalty for early withdrawal. This represents 0.63%, 0.90%, 1.11% and 0.44% (.54% annualized) of the Limited Partners ending capital for the years ended December 31, 1997, 1998, 1999 and nine months through September 30, 2000, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, December 31, 1998, December 31, 1999 and September 30, 2000,
respectively, and is expected by the General Partners to commonly occur at these levels.

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

A more complete description of management compensation is found in the Prospectus dated August 31, 2000, pages 20-23, under the section "Compensation of the General Partners and the Affiliates," which is incorporated by reference. Such compensation is summarized below.

The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ended September 30, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving        Description of Compensation
  Compensation             and Services Rendered                        Amount
-------------------    ----------------------------------------    ------------

I. Redwood Mortgage
   Corp.                Mortgage Servicing Fee for
                        servicing Mortgage Investments...........       $355,819

General Partners
&/or Affiliates         Asset Management Fee for
                        managing assets..........................        $43,204

General Partners        1% interest in profits...................        $30,858
                        Less allocation of syndication costs.....         $2,209
                                                                   -------------
                                                                         $28,649

General Partners
&/or Affiliates         Portion of early withdrawal penalties
                        applied to reduce Formation Loan.........        $14,374


II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.  Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the Mortgage
                        Investments paid by the borrowers and not by
                        the Partnership..........................     $1,625,171

Redwood Mortgage Corp.  Processing and Escrow Fees for services in credit connection with notary, document
                        preparation, investigation, and escrow fees
                        payable by the borrowers and not by the
                        Partnership.............................         $24,517

Gymno Corporation, Inc. Reconveyance Fee........................            $910


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . $80,277

MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF September 30, 2000
Partnership Highlights

First Trust Deeds                                                $38,262,737.64
Appraised Value of Properties*                                    73,344,196.00
   Total Investment as a % of Appraised Value                            52.17%

First Trust Deed Mortgage Investments                             38,262,737.64
Second Trust Deed Mortgage Investments                            26,858,282.56
Third Trust Deed Mortgage Investments                                908,243.90
                                                            --------------------
                                                                   66,029,264.10

First Trust Deeds due other Lenders                               27,226,903.33
Second Trust Deeds due other Lenders                               5,195,709.00
                                                            --------------------

Total Debt                                                       $98,451,876.43

Appraised Property Value*                                        174,725,449.00
Total Investment as a % of Appraised Value                               56.35%

Number of Mortgage Investments Outstanding                                   65

Average Investment                                                $1,015,834.83
Average Investment as a % of Net Partners Capital                         2.03%
Largest Investment Outstanding                                     4,000,000.00
Largest Investment as a % of Net Partners Capital                         7.99%


First Trust Deed Mortgage Investments                                   57.95%
Second Trust Deed Mortgage Investments                                  40.68%
Third Trust Deed Mortgage Investments                                    1.37%
                                                                ---------------
Total                                                                  100.00%

Mortgage Investments by Type of
Property                                     Amount                Percent
                                        ------------------      ----------------
Owner Occupied Homes                        $9,257,428.06               14.02%
Non Owner Occupied Homes                    15,633,165.79               23.68%
Apartments                                   7,996,150.81               12.11%
Commercial                                  33,142,519.44               50.19%
                                        ------------------      ---------------
Total                                      $66,029,264.10              100.00%

Statement of Conditions of Mortgage Investments.

Number of Mortgage Investments in Foreclosure     0





*Values used are the appraised values utilized at the time the mortgage investment was consummated.

                                               Total
               Diversification by            Mortgage
                       County               Investments           Percent

               San Francisco                 $26,933,977.59          40.79%
               San Mateo                      12,804,868.29          19.39%
               Stanislaus                      5,989,780.82           9.07%
               Santa Clara                     5,215,409.91           7.90%
               Marin                           3,638,175.61           5.51%
               Placer                          2,900,708.03           4.39%
               Contra Costa                    2,726,094.29           4.13%
               Los Angeles                     2,700,924.46           4.09%
               Alameda                         2,204,699.26           3.34%
               Lake                              737,500.00           1.12%
               Fresno                            127,125.84           0.19%
               Riverside                          50,000.00           0.08%
                                        --------------------    ------------
               Total                         $66,029,264.10         100.00%

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

                                    Not Applicable

  Item 5.                  Other Information

                                    Not Applicable

  Item 6.                  Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                                    Not Applicable

                  (b) Form 8-K

                                    The registrant has not filed any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 9th day of November, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                     Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 9th day of November, 2000.

Signature                                Title                        Date

/S/ D. Russell Burwell

-----------------------
D. Russell Burwell                 General Partner              November 9, 2000


/S/ Michael R. Burwell

-----------------------
Michael R. Burwell               General Partner                November 9, 2000



/S/ D. Russell Burwell

----------------------
D. Russell Burwell        President of Gymno Corporation,
                           (Principal Executive Officer);
                          Director of Gymno Corporation         November 9, 2000


/S/ Michael R. Burwell

----------------------
Michael R. Burwell         Secretary/Treasurer of Gymno
                         Corporation (Principal Financial
                             and Accounting Officer);
                         Director of Gymno Corporation          November 9, 2000