Form 10-K
period 2000-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2001-03-30
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2000

                                     Part I

                                                                        Page No.
Item 1 -Business                                                              3
Item 2 -Properties                                                          4-5
Item 3 -Legal Proceedings                                                     6
Item 4 -Submission of Matters to a Vote of Security Holders (Partners)        6

                                    Part II

Item 5 - Market for the Registrant's "Limited Partnership Units"
         and Related Unitholder Matters                                       6
Item 6 - Selected Financial Data                                            6-8
Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9-12
Item 8 - Financial Statements and Supplementary Data                      13-36
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            37

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                 38
Item 11 - Executive Compensation                                             39
Item 12 - Security Ownership of Certain Beneficial Owners and management     40
Item 13 - Certain Relationships and Related Transactions                     40

                                    Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.                                                    40-41

Signatures                                                                42-43

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

     For the year ended December 31, 2000 Commission file number 333-41410
-------------------------------------------------------------------------------

                    REDWOOD MORTGAGE INVESTORS VIII
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              California                                   94-3158788
-----------------------------------------               -----------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification)
  incorporation or organization)

     650 El Camino Real Suite G, Redwood City, CA                         94063
-------------------------------------------------------------------------------
(address of principal executive offices)                              (zip code)

Registrant's telephone number including area code                (650) 365-5341
---------------------------------------------------------       ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------------------------------------------------------------------
     None                                                           None
-------------------------------------------------------------------------------

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

YES         XXXX                                           NO
-----------------------                                   ------------------

As  of  December  31,  2000,  the  limited   partnership   Units   purchased  by
non-affiliates was 49,983,150 Units computed at $1.00 a unit for $49,983,150.

Documents incorporated by reference:

Portions of the Prospectus effective August 31, 2000, (the "Prospectus") are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-41410 are incorporated by reference in part IV.

                             Part I

Item 1 - Business

Redwood Mortgage Investors VIII, a California limited partnership (the "Partnership"), was organized in 1993 of which D. Russell Burwell, Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the General Partners. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp. The Partnership's objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the Partnership's capital. Investors should not expect the Partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. The Partnership is intended to serve as an investment alternative for investors seeking current income. However, unlike other investments which are intended to provide current income, an investment in the Partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

Initially, the Partnership offered a minimum of $250,000 and a maximum of $15,000,000 in Units, of which $14,932,017 were sold. This initial offering closed on October 31, 1996. Subsequently, the Partnership commenced a second offering of up to $30,000,000 in Units commencing on December 4, 1996. This offering sold $29,992,574 in Units and was closed on August 30, 2000. On August 31, 2000 the Partnership commenced this offering for another 30,000,000 Units ($30,000,000). As of December 31, 2000, 5,058,559 Units for $5,050,559 were sold in this current third offering, bringing the aggregate sale of Units to $49,983,150. All Units are being offered on a "best efforts" basis, which means that no one is guaranteeing that any minimum number of Units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc. (See "TERMS OF THE OFFERING" and " PLAN OF DISTRIBUTION").

The Partnership began selling Units in February 1993, and began investing in mortgages in April 1993. At December 31, 2000, the Partnership has investments in loans with principal balances totaling $68,570,992. Interest rates ranged from 8.00% to 18.00%. Currently First Trust Deeds comprise 55.13% of the total amount of the loan portfolio, an increase of 6.41% over 1999 level of 51.81%. Junior loans (2nd and 3rd Trust Deeds) make up 44.87%, a decrease of 6.89% over 1999 level of 48.19%. Owner-occupied homes, combined with non-owner occupied loans, total 38.24% of the loan portfolio. Loans secured by multi-family properties make up 12.34% of the total loans. Commercial loans now comprise
49.42% of the portfolio, an increase of 3.17% from last year. Of the total loans, 81.02% are in six counties of the San Francisco Bay Area. The County of Stanislaus makes up 8.21% of the loans. Stanislaus County is an adjacent County to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of loans are primarily in Northern California. Loan size increased this past year, and is now averaging $1,008,397 per loan, up from $334,941 in 1999. This increase is due to the ability of the Partnership by virtue of its increasing size to invest in larger loans. The average loan as of December 31, 2000, represents 1.89% of Limited Partners capital and 1.47% of outstanding loans, similar to December 31, 1999 average loan size of 1.82% of Limited Partners capital and 1.89% of outstanding loans. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 45.12%, an increase in equity of 15.63% from the previous year. This average equity is generally considered very conservative. Generally, the more equity, the more protection for the lender. The General Partners believe the Partnership's loan portfolio is in good condition with no property in foreclosure as of the end of December 2000.

Item 2 - Properties

A summary of the Partnership's Loan Portfolio as of December 31, 2000, is set forth below.

Loans as a Percentage of Total Loans

First Trust Deeds                                             $37,806,031.77
Appraised Value of Properties                                  83,067,888.00
                                                           ------------------
  Total Investment as a % of Appraisal                                45.51%
                                                           ------------------
First Trust Deed Loans                                         37,806,031.77
Second Trust Deed Loans                                        29,799,534.92
Third Trust Deed Loans                                            965,425.42
                                                           ------------------
  Total of Trust Deed Loans                                    68,570,992.11
                                                           ------------------

Priority positions:
   First Trust Deed Loans due other Lenders                    32,389,207.33
   Second Trust Deed Loans due other Lenders                    5,195,709.00
                                                           ------------------
Total Debt                                                   $106,155,908.44
                                                           ==================

  Appraised Property Value                                    193,420,663.00
  Total Investments as a % of Appraisal                               54.88%

Number of Loans Outstanding                                               68

Average Investment                                             $1,008,396.94
Average Investment as a % of Net Assets                                1.89%
Largest Investment Outstanding                                  4,000,000.00
Largest Investment as a % of Net Assets                                7.51%

Loans as a Percentage of Total Loans                                 Percent
------------------------------------                                 -------
First Trust Deed Loans                                                55.13%
Second Trust Deed Loans                                               43.46%
Third Trust Deed Loans                                                 1.41%
                                                           ------------------
   Total Trust Deed Loan Percentage                                  100.00%
                                                           ==================
Loans by
Type of Property                         Amount                 Percent
----------------                         ------                 -------
Owner Occupied Homes                    $9,753,617.06                 14.22%
Non-Owner Occupied Homes                16,471,074.29                 24.02%
Apartments                               8,458,610.12                 12.34%
Commercial                              33,887,690.64                 49.42%
                                    ------------------     ------------------
   Total                               $68,570,992.11                100.00%
                                    ==================     ==================

The following is a distribution of loans outstanding as of December 31, 2000 by Counties.

                                       Total
County                                 Loans                     Percent
------                                 -----                     -------
San Francisco                          $28,606,696.17             41.72%
San Mateo                               14,048,621.88             20.49%
Stanislaus                               5,629,983.00              8.21%
Santa Clara                              5,213,150.30              7.60%
Marin                                    3,788,705.78              5.52%
Placer                                   3,453,995.70              5.04%
Los Angeles                              3,017,567.51              4.40%
Contra Costa                             2,725,976.86              3.98%
Alameda                                  1,171,860.69              1.71%
Lake                                       737,500.00              1.08%
Fresno                                     126,934.22              0.18%
Riverside                                   50,000.00              0.07%
                                    -----------------        -----------
Total                                  $68,570,992.11            100.00%
                                    =================        ===========

Statement of Condition of Loans
         Number of Loans in Foreclosure     0

Scheduled maturity dates of loans as of December 31, 2000 are as follows:

                         Year Ending
                         December 31,             Amount
                      -------------------     ---------------
                             2001                $42,414,963
                             2002                 14,457,279
                             2003                  5,300,000
                             2004                  1,556,762
                             2005                  1,694,680
                          Thereafter               3,147,308
                                              ---------------
                                                 $68,570,992
                                              ===============

The scheduled maturities for 2000 include approximately twelve loans totaling $4,706,644 which were past maturity at December 31, 2000. Interest payment on only three of these loans was delinquent.

In 1995, the Partnership chose to allow a senior lender to foreclose out its deed of trust on one of its loans. The Partnership commenced a legal action to collect this debt. A settlement was reached for this debt collection. As of December 31, 2000, $30,000 of the amount due has been collected. The remaining balance of $53,838 has been recorded as an accounts receivable in the financial statements. Additional payments are expected in year 2001.

As of January 01, 1999, the Partnership owned a vacant lot acquired through the foreclosure of loans. The vacant lot was valued at $66,000 and was subsequently sold in April 1999 for $85,000. Additionally, the Partnership wholly owned a limited liability company (LLC) whose sole asset is a partially completed single-family residence. This partially completed single-family residence was originally foreclosed upon by the Partnership and subsequently transferred to the LLC at a cost of $181,139. Additional expenditures over the $181,139 basis, have been primarily for completion of the construction. The construction was fully completed in February 2000, and the property was sold in April, 2000, at a profit. The LLC's final tax return for 2000 has been prepared and filed in March 2001, and the limited liability company is now dissolved.

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

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Partnership Matters.

30,000,000 Units at $1 each (minimum 2,000 Units) are being offered ($45,000,000 in Units were previously offered and sold) through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.

A description of the Partnership Units, transfer restrictions and withdrawal provisions is more fully described under the section entitled "Description of Units" and summary of Limited Partnership Agreement, pages 67 through 75 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.

Item 6 - Selected Financial Data

Redwood Mortgage Investors VIII began operations in April 1993. Financial results for years 1997 through December 31, 1999, for prior partnerships are incorporated by reference to the Prospectus (S-11) dated August 31, 2000, Table III, pages 139 through 146.

Financial condition and results of operation for the Partnership for five years to December 31, 2000 were:

                                  Balance Sheet
                                     Assets

                                                                               December 31,
                                        -------------------------------------------------------------------------------------------
                                                 2000               1999                1998              1997                1996
                                        --------------     --------------     ---------------    --------------     ---------------
Cash                                       $1,459,725         $1,602,568            $528,688          $663,159            $664,434
Accounts receivable:
   Loans secured by deeds of trust         68,570,992         35,693,148          31,905,958        25,304,989          15,642,990
   Accrued interest and other fees          1,039,469            711,521             459,418           341,976             196,530
   Advances on loans                          172,004             33,251             211,145           205,804               8,679
   Other receivables - unsecured               53,838             49,090              48,849            62,844              75,334
   Less allowance for losses              (1,344,938)          (834,359)           (414,073)         (257,500)           (117,803)
Investment in LLC                                   0            373,358             304,139           251,139             191,139
Real estate owned  (REO), net                       0                  0              66,000            70,138              66,991
Prepaid expenses and other assets              13,416              6,332              11,835            15,025              25,406
                                        --------------     --------------     ---------------    --------------     ---------------
                                          $69,964,506        $37,634,909         $33,121,959       $26,657,574         $16,753,700
                                        ==============     ==============     ===============    ==============     ===============


                        Liabilities and Partners Capital

                                                                            December 31,
                                      ------------------------------------------------------------------------------------------
                                               2000               1999               1998               1997               1996
                                      --------------    ---------------    ---------------    ---------------     --------------
Liabilities:
Deferred interest                           $82,253           $213,529           $124,805            $83,066           $217,480
Note payable - bank                      16,400,000                  0          5,947,000          5,640,000          1,500,000
Accounts payable                             30,000             29,413              2,500              3,355             20,625
Subscriptions to partnership
  in applicant status                       224,900            330,000                  0                  0            310,937
                                      --------------    ---------------    ---------------    ---------------     --------------
                                        $16,737,153           $572,942         $6,074,305         $5,726,421         $2,049,042
                                      --------------    ---------------    ---------------    ---------------     --------------
Partners' capital
  Limited partners subject to
       redemption                        53,180,209         37,030,017         27,025,331         20,914,721         14,693,293
  General partners subject to
       redemption                            47,144             31,950             22,323             16,432             11,365
                                      --------------    ---------------    ---------------    ---------------     --------------
Total Partners' capital                 $53,227,353        $37,061,967        $27,047,654        $20,931,153        $14,704,658
                                      --------------    ---------------    ---------------    ---------------     --------------

                                        $69,964,506        $37,634,909        $33,121,959        $26,657,574        $16,753,700
                                      ==============    ===============    ===============    ===============     ==============



                                                                   Statement of Income


                                                                               December 31,
                                           --------------------------------------------------------------------------------------
                                                    2000             1999              1998             1997                1996
                                           --------------    -------------    --------------    -------------     ---------------

Gross revenue                                 $6,348,819       $4,426,245        $3,406,021       $2,629,457          $1,726,635
Expenses                                       2,056,601        1,482,051         1,127,439          820,937             493,110
                                           --------------    -------------    --------------    -------------     ---------------
Income before interest credited to
     partners in applicant status              4,292,218        2,944,194         2,278,582        1,808,520           1,233,525
Interest credited to partners in
     applicant status                              4,757            1,914             4,454            9,562               2,618
                                           --------------    -------------    --------------    -------------     ---------------

Net income                                    $4,287,461       $2,942,280        $2,274,128       $1,798,958          $1,230,907
                                           ==============    =============    ==============    =============     ===============

Net income to general partners (1%)              $42,875          $29,423           $22,741          $17,990             $12,309
                                           ==============    =============    ==============    =============     ===============

Net income to limited partners (99%)          $4,244,586       $2,912,857        $2,251,387       $1,780,968          $1,218,598
                                           ==============    =============    ==============    =============     ===============

Net income per $1,000 invested by Limited
  Partners for entire period (annualized) -
  where income is reinvested and compounded          $86              $84               $84              $84                 $84
                                           ==============    =============    ==============    =============     ===============
      - where partner receives income in
               monthly distributions                 $83              $81               $81              $81                 $81
                                           ==============    =============    ==============    =============     ===============



The annualized yield for 1998 was 8.40%, for 1999 was 8.42% and for 2000 it was 8.58%. An average annualized yield since inception through December 31, 2000, was 8.36%.

Item 7 - Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

On December 31, 2000, the Partnership was in the offering stage of its third offering for $30,000,000. Contributed capital totaled $14,932,017 for the first offering, $29,992,574 for the second offering and $5,058,559 for the third offering, an aggregate of $49,983,150 (Limited Partners) as of December 31, 2000. Of this amount, $224,900 remained in applicant status. Accordingly, together with prior two approved offerings of $45,000,000 the Partnership has approval for an aggregate offering of $75,000,000 in Units.

At December 31, 2000, the Partnership's loans outstanding totaled $68,570,992. The primary reason for an increase in loans outstanding from $25,304,989 in 1997, to $31,905,958 in 1998 to $35,693,147 in 1999 and to $68,570,992 to
December 31, 2000, was the additional capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners' Capital contributions have totaled $5,565,372, $5,100,458, $9,520,806 and $14,872,209 and the reinvestment of earnings by Limited Partners who have elected to reinvest earnings, have totaled $1,119,465, $1,440,687, $1,911,554 and $2,751,266, for the years ended December
31,  1997,  December  31,  1998,  December  31,  1999  and  December  31,  2000,
respectively. Loans outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding loans raised the interest earned on loans for the years ended December 31, 1997, 1998, 1999 and 2000, to $2,613,008, $3,376,293, $4,337,427 and $6,261,470 respectively.
Interest rates on loans ranged from 8.00% to 18.00%. The Partnership began funding loans on April 14, 1993 and as of December 31, 2000, distributed earnings at an average annualized yield of 8.36%.

Since the fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, in 2001 the Federal Reserve has reversed its policy towards higher rates and is lowering its core interest rates. This will have the effect of lowering interest rates in the marketplace. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2001 over the next 12 months. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight and one half and nine and one half percent (8.50% - 9.50%).

In 1995, the Partnership established a line of credit with a commercial bank secured by its loans and since its inception has increased the limit from $3,000,000 to $20,000,000. For the years ended December 31, 1997, 1998, 1999 and
2000,  interest  on Note  Payable-Bank  was  $340,633,  $513,566,  $526,697  and
$887,546, respectively. For 1997, 1998, 1999 and 2000, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Additionally, the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 2000, the balance was $16,400,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-three years. Mortgage servicing fees increased from $189,692, to $295,052 to $359,464 and to $505,823 for the years ended December 31, 1997, 1998, 1999 and 2000. The mortgage servicing fees increased primarily due to increase in the outstanding loan portfolio. Asset Management fees increased from $24,966, to $31,651, to $42,215 and to $60,595 for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. The Asset Management fee increase was due primarily to the increased Partner's capital, which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank, which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-off on loans. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

The General Partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1997, 1998, 1999 and 2000, the Partnership made provisions for doubtful accounts of $139,804, $162,969, $408,890 and $375,579, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of December 31, 2000, of $1,344,938 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

The much publicized California energy crises has not only affected the hi-tech and manufacturing industries, the professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher cost to the consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. On the real estate scene, The San Mateo Times February 22, 2001 issue, reported that despite the energy crises and talk of recession, the median price of a San Mateo County home soared to near record levels in January. "The median price of a single-family home jumped 4 percent over December to $651,000, nearing the record $653,000 of last May, during the spring price-soaring frenzy. Realtors insist the hysteria of last spring is over and the market has plateaued. But prices aren't reflecting that yet.

For example, the median price of a home in East Palo Alto soared 25 percent in January to $736,000. Sure, median prices can be skewed by high-priced homes. But East Palo Alto's median was well under $200,000 in January 1998, with fixer-uppers in the low $100,000s. In addition, the January median price nearly doubled in Half Moon Bay to $850,000.

Popular three-bedroom, two-bath homes settled in between $600,000 and $800,000. Many two-bedroom, one-bath homes are selling for $500,000 and up.

Sales slowed in January, as usual, to 269 from 362 in December countywide. They were off from 315 sales in January 2000.

"There are still plenty of buyers wanting to buy, and now there are more people wanting to sell," said Denise Aquila, a real estate agent at ReMax in San Carlos. Despite the stock market's recent tanking and many dot-com failures, Aquila and other realtors see a strong market this year countywide with prices holding their own. Part of the reason for the resilience is that entry-level homes are in the $500,000 to $700,000 range countywide, and "they aren't making any more of them," Aquila said. The County's median price for January climbed 21 percent over the same period last year. Although the article focuses on single-family residences only, corresponding increase in values had similar impact on commercial, industrial and apartment buildings in general.

To the Partnership, these sales statistics indicate a strong real estate market that is beginning to slow down from the rapid appreciation that has occurred over the last 3 years. The real estate market appears to be coming more into balance with similar numbers of buyers and sellers which will allow buyers more opportunity to negotiate and be selective in their real estate purchases.

The California energy crisis is a longer-term problem which the Partnership cannot affect. Creative and pragmatic solutions will need to be developed by Industry and Government so as not to stifle the business growth in California. The crises which means higher cost to the consumers in the near term could adversely affect the economy, employment and the Partnerships lending in its residential and commercial loans by lowering the real estate values.

Bank discount rate fell from 6.00% in May 2000 to 4.5% in March 2001. The price hike in real estate properties means more equity to the homeowners, which in turn means more borrowing power at stable interest rates. Lower interest rate means cut in cost of capital, improving profit margins and encouraging expansion. It also means inducing consumer spending, sparking home sales and mortgage refinancing. This all translates into more loan activity, which, of course, is healthy for the Partnership's lending activity.

At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $495,480, $614,383, $826,291 and $1,244,959, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000, to Limited Partners' capital accounts and not withdrawn was $1,119,465, $1,440,687, $1,911,554 and $2,751,266,
respectively. As of December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000, Limited Partners electing to withdraw earnings represented 30%, 30%, 31% and 32% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five-year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partner's investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings during the offering period. The General Partners expect to see increasing numbers of Limited Partner withdrawals during a limited Partner's 5th through 10th anniversary, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. Since the five-year hold period for most of the investors has yet to expire, as of December 31, 2000, many Limited Partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals since inception, 1993 through December 31, 2000 were:

                    1993        1994        1995       1996        1997        1998         1999          2000
                  ---------- ----------- ----------- ---------- ----------- ----------- ------------- --------------
Earnings
Liquidation         $46,855    $165,814    $303,477   $418,380    $495,480    $614,383      $826,291     $1,244,959
Capital
Liquidation               0           0      $5,640   $146,755    $132,619    $257,344      $592,357       $762,060
                  ---------- ----------- ----------- ---------- ----------- ----------- ------------- --------------

     Total          $46,855    $165,814    $309,117   $565,135    $628,099    $871,727    $1,418,648     $2,007,019
                  ========== =========== =========== ========== =========== =========== ============= ==============

Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000, $132,619, $244,213,
$411,838 and $309,643, respectively were liquidated subject to the 10% penalty for early withdrawal. This represents 0.63%, 0.90%, 1.11% and .58% of the Limited Partners ending capital for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000, respectively, and is expected by the General Partners to commonly occur at these levels.

The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relied on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come and gone, we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems have been addressed by the appropriate software vendors or software programmers. All annual computerized functions have been run and testing of the operations has taken place. We did not experience any significant problems.

The costs of updating our computer systems were substantially borne by the non-affiliated software vendors and the in house system conversion costs to the partnership were marginal.

Year 2000 issues did not appear to have affected, in any significant manner, any industries or businesses in the marketplace in which the Partnership places its loans. We believe that year 2000 issues were a non-event and will have little, if any, future effect on the Partnership, its affiliates or the people and businesses with which it associates.

With this report we hereby conclude our discussion on the Y2K issue.

On February 7, 2000, the General Partners, pursuant to Section 12.4 (d) of the Partnership Agreement, admitted Redwood Mortgage Corp., a California corpora-tion, as a General Partner of the Partnership. Redwood Mortgage Corp. is an affiliate of the General Partners. Redwood Mortgage Corp. was incorporated in 1978. Its principal stockholder is the Redwood Group, Ltd., whose principal stockholder is D. Russell Burwell, a General Partner of the Partnership. Redwood Mortgage Corp. is a licensed real estate broker and has been engaged primarily in the business of arranging and servicing the Partnership's loans since its inception. The General Partners believe that the addition of Redwood Mortgage Corp as a General Partner strengthen Partnership's management team.

After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners. Through December 31, 2000 and under Russ' stewardship, Redwood Mortgage Investor's VIII raised $49,983,150 in Limited Partner Capital contributions and at December 31, 2000 had $53,180,209 in remaining Limited Partner Capital.

Over  the  last  few  years,   Russ  has  been  passing  along  his  duties  and
responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VIII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp., are well prepared for Russ' departure and look forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

Mr. D. Russell  Burwell is  providing this  notification  pursuant  to Article 8
Section 8.02 of the Limited Partnership Agreement. The remaining General Partners have elected to continue the business of the Partnership as described in Article 9 Section 9.01(d) of the Limited Partnership Agreement.


The General Partners have determined that for purposes of establishing a value for reporting purposes, including brokerage and trustee account statements, the estimated value of the limited partnership interests on a per unit basis is equal to the capital account balance of each investor in the Partnership. Each investor's capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor's capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per unit estimated value of the client's investment in the Partnership in accordance with NASD Rule 2340.


While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

Item 8 - Financial Statements and Supplementary Data

Redwood Mortgage Investors VIII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

        -  Independent Auditors' Report
        - Balance Sheets - December 31, 2000, and December 31, 1999 - Statements of Income for the three years ended December 31, 2000 - Statements of Partners' Capital for the three years ended December 31, 2000 - Statements of Cash Flows for the three years ended December 31, 2000 - Notes to Financial Statements


B-Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

             -  Schedule II    - Valuation and Qualifying Accounts

             -  Schedule IV    - Loans on Real Estate


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                         (With Auditors' Report Thereon)

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1855 Olympic Boulevard, Suite 225
                             Walnut Creek, CA 94596
                                 (925) 939-8500



                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VIII
REDWOOD CITY, CALIFORNIA

We have audited the accompanying balance sheet of REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) and the related statements of income, changes in partners' capital and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 8. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1999 and the two years then ended, were audited by other auditors whose report dated March 15, 2000 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VIII as of December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000 in conformity with accounting principals generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein..





                            /s/ ARMANINO McKENNA LLP






Walnut Creek, California
February 23, 2001

                        Caporicci, Cropper & Larson, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           1575 Treat Blvd, Suite 208
                             Walnut Creek, CA 94598
                                 (925) 932-3860



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





                              /s/ A. Bruce Cropper
                        Caporicci, Cropper & Larson, LLP





Walnut Creek, California
March 15, 2000

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                    2000              1999
                                               ---------------    --------------

Cash                                                $1,459,725        $1,602,568
                                               ---------------    --------------

Accounts receivable:
  Loans, secured by deeds of trust                  68,570,992        35,693,148
  Accrued Interest on Loans                          1,039,469           711,521
  Advances on Loans                                    172,004            33,251
  Accounts receivable, unsecured                        53,838            49,090
                                               ---------------    --------------
                                                    69,836,303        36,487,010

  Less allowance for doubtful accounts               1,344,938           834,359
                                                --------------    --------------
                                                    68,491,365        35,652,651
                                               ---------------    --------------



Investment in limited liability corporation, at cost
    which approximates market                                0           373,358
Prepaid expense-deferred loan fee                       13,416             6,332
                                                --------------    --------------

                 Total assets                      $69,964,506       $37,634,909
                                               ===============    ==============





















The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                        LIABILITIES AND PARTNERS' CAPITAL

                                                        2000            1999
                                                   -------------   -------------

Liabilities:
  Accounts payable and accrued expenses               $30,000           $29,413
  Note payable - bank line of credit               16,400,000                 0
  Deferred interest income                             82,253           213,529
                                                  --------------   -------------

                          Total liabilities        16,512,253           242,942
                                                  --------------   -------------

Investors in applicant status                         224,900           330,000
                                                  --------------   -------------


Partners' capital:
  Limited partners' capital, subject to
   redemption Net of unallocated syndication
   costs of $310,438 and $342,334 for 2000
   and 1999, respectively: and formation loan
   receivable of $3,010,871 and $2,158,674
   for 2000 and 1999, respectively                  53,180,209       37,030,017

General partners' capital, net of unallocated
  syndication costs of $3,136 and $3,458 for
  2000 and 1999, respectively                           47,144           31,950
                                                  --------------    ------------

         Total partners' capital                    53,227,353       37,061,967
                                                  --------------    ------------
         Total liabilities and partners' capital   $69,964,506      $37,634,909
                                                  ==============    ============










The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------

                                                                   2000               1999               1998
Revenues:
  Interest on Loans                                               $6,261,470         $4,337,427         $3,376,293
  Interest on bank deposits                                           11,154              8,197              8,946
  Late charges                                                        65,520             27,859             19,384
  Miscellaneous                                                       10,675             52,762              1,398
                                                               --------------     --------------    ---------------
                                                                   6,348,819          4,426,245          3,406,021
                                                               --------------     --------------    ---------------
Expenses:
  Mortgage servicing fees                                            505,823            359,464            295,052
  Interest on note payable - bank                                    887,546            526,697            513,566
  Amortization of loan origination fees                               11,667             10,503             11,415
  Provision for doubtful accounts and losses on
    real estate acquired through foreclosure                         375,579            408,890            162,969
  Asset management fee - General Partner                              60,595             42,215             31,651
  Amortization of organization costs                                       0                  0              1,875
  Clerical costs through Redwood Mortgage Corp.                      113,580             85,171             67,453
  Professional services                                               64,356             31,814             27,462
  Printing, supplies and postage                                      18,249              7,102              7,089
  Other                                                               19,206             10,195              8,907
                                                               --------------     --------------    ---------------
                                                                   2,056,601          1,482,051          1,127,439
                                                               --------------     --------------    ---------------
Income before interest credited to partners
   in applicant status                                             4,292,218          2,944,194          2,278,582

Interest credited to partners in applicant status                      4,757              1,914              4,454
                                                               --------------     --------------    ---------------
Net income                                                        $4,287,461         $2,942,280         $2,274,128
                                                               ==============     ==============    ===============
Net income: To General Partners (1%)                                 $42,875            $29,423            $22,741
                     To Limited Partners (99%)                     4,244,586          2,912,857          2,251,387
                                                               --------------     --------------    ---------------
Total - net income                                                $4,287,461         $2,942,280         $2,274,128
                                                               ==============     ==============    ===============

Net income per $1,000 invested by Limited Partners for entire period:

-where income is reinvested and compounded                               $86                $84                $84
                                                               ==============     ==============    ===============
-where partner receives income in monthly distributions                  $83                $81                $81
                                                               ==============     ==============    ===============






The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                                      PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                                                                  LIMITED PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                                           Capital
                                       Partners In         Account           Unallocated          Formation
                                        Applicant          Limited           Syndication             Loan
                                          Status           Partners             Costs             Receivable            Total
                                       -------------    ---------------     ---------------     ---------------     --------------
Balances at January 1, 1998                      $0        $22,733,408          $(431,994)        $(1,386,693)        $20,914,721
Contributions on application              5,105,559                  0                   0                   0                  0
Formation loan increases                          0                  0                   0           (403,518)          (403,518)
Formation loan payments                           0                  0                   0             133,580            133,580
Interest credited to partners
        in applicant status                   4,454                  0                   0                   0                  0
Upon admission to partnership:
    Interest withdrawn                      (1,553)                  0                   0                   0                  0
    Transfers to partners' capital      (5,108,460)          5,103,359                   0                   0          5,103,359
Net income                                        0          2,251,387                   0                   0          2,251,387
Syndication costs incurred                        0                  0           (126,453)                   0          (126,453)
Allocation of syndication costs                   0          (196,317)             196,317                   0                  0
Partners' withdrawals                             0          (847,661)                   0                   0          (847,661)
Early withdrawal penalties                        0           (24,066)               8,255              15,727               (84)
                                       -------------    ---------------     ---------------     ---------------     --------------
Balances at December 31, 1998                     0         29,020,110           (353,875)         (1,640,904)         27,025,331
Contributions on application              9,530,318                  0                   0                   0                  0
Formation loan increases                          0                  0                   0           (708,461)          (708,461)
Formation loan payments                           0                  0                   0             164,731            164,731
Interest credited to partners
        in applicant status                   1,914                  0                   0                   0                  0
Upon admission to partnership:
    Interest withdrawn                      (1,002)                  0                   0                   0                  0
    Transfers to partners' capital      (9,201,230)          9,191,719                   0                   0          9,191,719
Net Income                                        0          2,912,857                   0                   0          2,912,857
Syndication costs incurred                        0                  0           (177,099)                   0          (177,099)
Allocation of syndication costs                   0          (175,012)             175,012                   0                  0
Partners' withdrawals                             0        (1,378,924)                   0                   0        (1,378,924)
Early withdrawal penalties                        0           (39,725)              13,628              25,960              (137)
                                       -------------    ---------------     ---------------     ---------------     --------------
Balances at December 31, 1999               330,000         39,531,025           (342,334)         (2,158,674)         37,030,017
Contributions on application             14,887,081                  0                   0                   0                  0
Formation loan increases                          0                  0                   0         (1,102,196)        (1,102,196)
Formation loan payments                           0                  0                   0             230,116            230,116
Interest credited to partners
        in applicant status                   4,757                  0                   0                   0                  0
Upon admission to partnership:
    Interest withdrawn                        (779)                  0                   0                   0                  0
    Transfers to partners' capital     (14,996,159)         14,981,287                   0                   0         14,981,287
Net income                                        0          4,244,586                   0                   0          4,244,586
Syndication costs incurred                        0                  0           (266,903)                   0          (226,903)
Allocation of syndication costs                   0          (248,361)             248,361                   0                  0
Partners' withdrawals                             0        (1,976,594)                   0                   0        (1,976,594)
Early withdrawal penalties                        0           (30,425)              10,438              19,883              (104)
                                       -------------    ---------------     ---------------     ---------------     --------------
Balances at December 31, 2000              $224,900        $56,501,518          $(310,438)        $(3,010,871)        $53,180,209
                                       =============    ===============     ===============     ===============     ==============
The accompanying notes are an integral part of the financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                               PARTNERS' CAPITAL
                                                    -------------------------------------------------------------------------
                                                                           GENERAL PARTNERS' CAPITAL
                                                    -------------------------------------------------------------------------
                                                        Capital          Unallocated                             Total
                                                        Account          Syndication          Total            Partners'
                                                        General             Costs                               Capital
                                                       Partners
                                                    ----------------    --------------     -------------    ----------------
Balances at January 11, 1998                                $20,796          $(4,364)           $16,432         $20,931,153

Contributions on application                                      0                 0                 0                   0
Formation loan increases                                          0                 0                 0           (403,518)
Formation loan payments                                           0                 0                 0             133,580
Interest  credited  to  partners  in  applicant                   0                 0                 0                   0
status
Upon admission to partnership:
    Interest withdrawn                                            0                 0                 0                   0
    Transfers to partners' capital                            5,101                 0             5,101           5,108,460
Net income                                                   22,741                 0            22,741           2,274,128
Syndication costs incurred                                        0           (1,277)           (1,277)           (127,730)
Allocation of syndication costs                             (1,983)             1,983                 0                   0
Partners' withdrawals                                      (20,758)                 0          (20,758)           (868,419)
Early withdrawal penalties                                        0                84                84                   0
                                                    ----------------    --------------     -------------    ----------------
Balances at December 31, 1998                                25,897           (3,574)            22,323          27,047,654
Contributions on application                                      0                 0                 0                   0
Formation loan increases                                          0                 0                 0           (708,461)
Formation loan payments                                           0                 0                 0             164,731
Interest  credited  to  partners  in  applicant                   0                 0                 0                   0
status
Upon admission to partnership:
    Interest withdrawn                                            0                 0                 0                   0
    Transfers to partners' capital                            9,511                 0             9,511           9,201,230
Net income                                                   29,423                 0            29,423           2,942,280
Syndication costs incurred                                        0           (1,789)           (1,789)           (178,888)
Allocation of syndication costs                             (1,768)             1,768                 0                   0
Partners' withdrawals                                      (27,655)                 0          (27,655)         (1,406,579)
Early withdrawal penalties                                        0               137               137                   0
                                                    ----------------    --------------     -------------    ----------------
Balances at December 31, 1999                                35,408           (3,458)            31,950          37,061,967
Contributions on application                                      0                 0                 0                   0
Formation loan increases                                          0                 0                 0         (1,102,196)
Formation loan payments                                           0                 0                 0             230,116
Interest  credited  to  partners  in  applicant                   0                 0                 0                   0
status
Upon admission to partnership:
    Interest withdrawn                                            0                 0                 0                   0
    Transfers to partners' capital                           14,872                 0            14,872          14,996,159
Net income                                                   42,875                 0            42,875           4,287,461
Syndication costs incurred                                        0           (2,291)           (2,291)           (229,194)
Allocation of syndication costs                             (2,509)             2,509                 0                   0
Partners' withdrawals                                      (40,366)                 0          (40,366)         (2,016,960)
Early withdrawal penalties                                        0               104               104                   0
                                                    ----------------    --------------     -------------    ----------------
Balances at December 31, 2000                               $50,280          $(3,136)           $47,144         $53,227,353
                                                    ================    ==============     =============    ================
The accompanying notes are an integral part of the financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                        2000                1999              1998
                                                                   ---------------     ---------------    --------------
Cash flows from operating activities:
  Net income                                                           $4,287,461          $2,942,280        $2,274,128
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Amortization of organization costs                                          0                   0             1,875
    Provision for doubtful accounts.                                      510,579             420,286           156,573
    Provision for losses (gains) on real estate held for sale                   0            (11,396)             6,396
Change in operating asset and liabilities:
    Accounts payable                                                          587              26,913             (855)
    Accrued interest & advances                                         (466,701)            (74,209)         (122,783)
    Amount due from related companies                                     (4,748)               (241)             2,999
    Deferred loan fee                                                       6,332               5,503           (1,684)
    Deferred interest income                                            (131,276)              88,724            41,739
                                                                   ---------------     ---------------    --------------
      Net cash provided by operating activities                         4,202,234           3,397,860         2,358,388
                                                                   ---------------     ---------------    --------------
Cash flows from investing activities:
    Principal collected on Loans                                       16,411,445          20,243,729        14,262,838
    Loans made                                                       (49,289,289)        (24,030,919)      (20,863,807)
    Proceeds from real estate held for sale                                     0              79,282                 0
    Payments for real estate held for sale                                      0             (1,886)           (2,258)
    Dispositions of (Additions to) Limited Liability Corporation          359,942            (69,219)          (53,000)
    Accounts receivables, unsecured - (disbursements) receipts                  0                   0            13,995
                                                                   ---------------     ---------------    --------------
      Net cash used in investing activities:                         (32,517,902)         (3,779,013)       (6,642,232)
                                                                   ---------------     ---------------    --------------
Cash flows from financing activities
   Increase (decrease) in note payable-bank, net                       16,400,000         (5,947,000)           307,000
   Contributions by partner applicants                                 14,887,081           9,530,318         5,105,559
   Interest credited to partners in applicant status                        4,757               1,914             4,454
   Interest withdrawn by partners in applicant status                       (779)             (1,002)           (1,553)
   Partners withdrawals                                               (2,016,960)         (1,406,579)         (868,419)
   Syndication costs incurred                                           (229,194)           (178,888)         (127,730)
   Formation loan increases                                           (1,102,196)           (708,461)         (403,518)
   Formation loan collections                                             230,116             164,731           133,580
                                                                   ---------------     ---------------    --------------
      Net cash used in financing activities                            28,172,825           1,455,033         4,149,373
                                                                   ---------------     ---------------    --------------
Net increase (decrease) in cash and cash equivalents                    (142,843)           1,073,880         (134,471)

Cash - beginning of period                                              1,602,568             528,688           663,159
                                                                   ---------------     ---------------    --------------
Cash - end of period                                                    1,459,725          $1,602,568          $528,688
                                                                   ===============     ===============    ==============
Cash paid for interest                                                   $887,546            $526,697          $513,566

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993 of which D. Russell Burwell, Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At December 31, 2000, the Partnership was in the offering stage, wherein contributed capital totaled $49,758,250 in limited partner contributions of an approved aggregate offering of $75,000,000, in Units. As of December 31, 2000, $224,900 remained in applicant status, and total Units sold were in the aggregate of $49,983,150.

A minimum of $250,000 and a maximum of $15,000,000 in Units were initially offered through qualified broker-dealers. This initial offering was closed in October 1997. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the partnership commenced a third offering for an additional 30,000,000 Units ($30,000,000). As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

The Formation Loan relating to the initial $15,000,000 offering totaled $1,074,840, which was 7.2% of limited partners contributions of $14,932,017 (under the limit of 9.1% relative to the initial offering). It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996.

The Formation Loan relating to the second offering ($30,000,000) totaled $2,271,916 at December 31, 2000, which was 6.7% of the limited partners contributions of $29,992,574. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of Units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year with the first such payment beginning December 31, 1997. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following summarizes Formation Loan transactions to December 31, 2000:

                                              Initial            Subsequent         Current
                                             Offering of        Offering of        Offering of
                                             $15,000,000        $30,000,000        $30,000,000           Total
                                            ---------------    --------------     --------------    ----------------

Limited Partner contributions                  $14,932,017       $29,992,574         $4,833,659         $49,758,250
                                            ===============    ==============     ==============    ================

Formation Loan made                             $1,074,840        $2,271,916           $378,154          $3,724,910
Payments to date                                 (369,342)         (267,043)                  0           (636,385)
Early withdrawal penalties applied                (77,654)                 0                  0            (77,654)
                                            ---------------    --------------     --------------    ----------------

Balance December 31, 2000                         $627,844        $2,004,873           $378,154          $3,010,871
                                            ===============    ==============     ==============    ================
Percent loaned of Partners'
   Contributions                                      7.2%              7.6%               7.8%                7.5%
                                            ===============    ==============     ==============    ================

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

Through December 31, 2000,  organization  costs of $12,500 and syndication costs
of  $1,396,843  had  been  incurred  by  the  Partnership   with  the  following
distribution:

                                    Syndication    Organization
                                        Costs           Costs             Total
                                    ------------    -----------       ----------
Costs incurred                         1,396,843      $12,500        $1,409,343
Early withdrawal
  penalties applied                      (42,097)           0           (42,097)
Allocated and
  amortized to date                   (1,041,172)     (12,500)       (1,053,672)
                                    ------------   -----------       -----------
December 31, 2000 balance               $313,574           $0          $313,574
                                    ============   ===========       ===========

Organization and syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totaled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

As of December 31, 1999 syndication costs attributable to the subsequent offering #2 ($30,000,000) totaled $597,784, (2.0% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents.

In August 2000 the current offering #3 began incurring syndication costs. As of December 31, 2000 the offering had incurred $229,195 (4.5% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A Accrual Basis

Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon.

B. Management Estimates

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

C. Loans, Secured by Deeds of Trust

The Partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. Therefore they are valued at cost for financial statement purposes with interest thereon being accrued by the simple interest method.

Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment
(cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was the valuation method previously used on impaired loans.

At December 31, 2000, 1999, and 1998, there were no loans categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

As presented in Note 10 to the financial statements, the average loan to appraised value of security at the time the losses were consummated was 54.88%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At December 31, 2000, there were no properties acquired by the Partnership as real estate owned (REO).

F. Income Taxes

No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

G. Organization and Syndication Costs

The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, and filing fees. Organizational costs have been capitalized and were amortized over a five-year period. Syndication costs are charged against partners' capital and are being allocated to individual partners consistent with the partnership agreement.

H. Allowance for Doubtful Accounts

Loans and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 2000, and 1999 was as follows:

                                                December 31,
                                     -----------------------------------
                                              2000                1999
                                     ----------------     --------------
Impaired loans                                    $0                 $0
Unspecified loans                          1,291,151            795,268
Amounts receivable, unsecured                 53,787             39,091
                                     ----------------     --------------
                                          $1,344,938           $834,359
                                     ================     ==============

I. Net Income Per $1,000 Invested

Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited Partners' pro rata share of Partners' Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership loans in an amount to 12% of the loans until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2000 and 1999, loan brokerage commissions paid by the borrowers were $1,877,921 and $682,118, respectively.

B. Mortgage Servicing Fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $505,823, $359,464 and $295,052 were incurred for the year ended December 31, 2000, 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $60,595, $42,215 and $31,651 were incurred for years 2000, 1999 and 1998, respectively.

D. Other Fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

E. Income and Losses

All income and losses are credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) shall be a total of 1%.

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

The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of December 31, 2000 a General Partner, Gymno Corporation, had contributed $49,971, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Applicant Status

Subscription funds received from purchasers of Units are not admitted to the Partnership until appropriate lending opportunities are available. During the period prior to the time of admission, which is anticipated to be between 1-120 days in most cases, purchasers' subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnership's loan portfolio.

During the periods ending December 31, 2000, 1999 and 1998, interest totaling $4,757, $1,914 and $4,454, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

After five years from the date of purchase of the Units, Limited Partners have the right to withdraw from the Partnership on an installment basis. Generally this is done over a five-year period in twenty (20) quarterly installments. Once a Limited Partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners may liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

The Partnership has a bank line of credit expiring June 30, 2002, of up to $20,000,000 at .25% over prime secured by its Loan portfolio. The note payable balances were $16,400,000 and $0 at December 31, 2000, and 1999, respectively. The interest rate was 9.75% at December 31, 2000, (9.50% prime plus .25%).

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

As a result of acquiring real property through foreclosure, the Partnership contributed its interest (principally land) to a Limited Liability Corporation
(LLC), which was owned 100% by the Partnership. During the year ended December 31, 2000, the LLC completed construction and sold the property for a gain of $140,895.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8 - INCOME TAXES

The following reflects reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                          December 31,
                                              ----------------------------------
                                                    2000                1999
                                              ---------------    ---------------
Net Assets - partners' capital
    per financial statements                    $53,227,353          $37,061,967
Non-amortized syndication costs                     313,574              345,792
Allowance for doubtful accounts                   1,344,938              834,359
Formation loans receivable                        3,010,871            2,158,674
                                              ---------------    ---------------
Net assets tax basis                            $57,896,736          $40,400,792
                                              ===============    ===============

In 2000 and 1999, approximately 54% and 58% of taxable income was allocated to tax exempt organizations, i.e., retirement plans, respectively. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) Loans (see note 2(c)) carrying value was $68,570,992 at December 31, 2000. The fair value of these investments of $69,150,298 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At December 31, 2000, there were 68 loans outstanding with the following characteristics:

Number of loans outstanding                                                  68
Total loans outstanding                                             $68,570,992

Average loan outstanding                                             $1,008,397
Average loan as percent of total                                           1.47%
Average loan as percent of Partners' Capital                               1.89%

Largest loan outstanding                                              4,000,000
Largest loan as percent of total                                           5.83%
Largest loan as percent of Partners' Capital                               7.51%

Number of counties where security is located (all California)                12
Largest percentage of loans in one county                                 41.72%
Average loan to appraised value of security
    at time loan was consummated                                          54.88%

Number of loans in foreclosure status                                         0
Amount of loans in foreclosure                                                0

The following loan categories  were held at December 31, 2000 and 1999:
                                                   2000                 1999
                                              --------------       -------------
First Trust Deeds                               $37,806,032          $19,388,394
Second Trust Deeds                               29,799,535           16,082,803
Third Trust Deeds                                   965,425              221,951
                                              --------------       -------------
  Total loans                                    68,570,992           35,693,148
Prior liens due other lenders                    37,584,916           23,719,420
                                              --------------       -------------
  Total debt                                   $106,155,908          $59,412,568
                                              ==============       =============

Appraised property value at time of loan       $193,420,663          $97,556,330
                                              ==============       =============

Total investments as a percent of appraisals          54.88%              60.90%
                                              ==============       =============

Investments by Type of Property
Owner occupied homes                              $9,753,617          $7,336,276
Non-Owner occupied homes                          16,471,074          10,957,622
Apartments                                         8,458,610             302,797
Commercial                                        33,887,691          17,096,453
                                               -------------       -------------
                                                 $68,570,992         $35,693,148
                                               =============       =============

The interest rates on the loans range from 8.00% to 18.00% at December 31, 2000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Scheduled maturity dates of loans as of December 31, 2000 are as follows:

                        Year Ending
                       December 31,            Amount
                      ---------------- -- -----------------
                           2001                $42,414,963
                           2002                 14,457,279
                           2003                  5,300,000
                           2004                  1,556,762
                           2005                  1,694,680
                        Thereafter               3,147,308
                                          -----------------
                                               $68,570,992
                                          =================


The scheduled maturities for 2001 include approximately $4,706,644 (6.7%) in loans, which are past maturity at December 31, 2000. Interest payment on only three of these loans was delinquent.

The cash balance at December 31, 2000 of $1,459,725 (2.1%) was in one bank with interest bearing balances totaling $1,204,161. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $1,359,725. This bank is the same financial institution that has provided the Partnership with the $20,000,000 limit line of credit (LOC). At December 31, 2000, the LOC had a balance of $16,400,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new loans or used to pay-down the line of credit balance.

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                         REDWOOD MORTGAGE INVESTORS VIII


Column A            Column B                         Column C                 Column D         Column E
Description         Balance                          Additions                Deductions       Balance at
                                       --------------------------------------
                    beginning of              (1)                 (2)         Describe         End of Period
                    of period         Charged to           Charged
                                                           (credited) to
                                      Costs & Expenses     Other accounts -
                                                           Describe

Year Ended
12/31/00

Deducted from
Asset accounts:

Allowance for
Doubtful accts              $834,359             $510,579                  0                0       $1,344,938

Cumulative
write-down of
Real Estate
held for sale
(REO)                              0                    0                  0                0                0

                    ----------------- -------------------- ------------------ ---------------- ----------------
Totals                      $834,359             $510,579                  0                0       $1,344,938
                    ================= ==================== ================== ================ ================





SCHEDULE IV

                              LOANS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A       Col. B   Col. C         Col. D          Col. E            Col. F           Col. G           Col. H      Col.I  Col. J
------       ------   ------         ------          ------            ------           ------           ------      ------ ------
Descp.      Int.      Final         Periodic       Prior Liens      Face Amt. of       Carrying        Principal     Type Geographic
            Rate     Maturity     Payment Terms                   Loans (original   amount of Loans    amount of     of     County
              %       Date                                            amount)                        Loans subject   Lien   Location
                                                                                                    to Delinquency,
                                                                                                     Principal or
                                                                                                        Interest
=========== ========= =========== ============== ================ ================= ================ =============== ====== ========
Comm           10.00   12/01/98       $1,689.33            $0.00       $192,500.00      $189,318.30      $38,854.59  1st    Alameda
Comm           12.00   02/01/99       $5,131.14            $0.00       $503,457.45      $503,457.45      $99,201.76  1st    S Clara
Comm           12.00   07/01/00       $1,387.44            $0.00       $130,000.00      $126,934.22           $0.00  1st    Fresno
Comm           12.00   03/01/01         $789.92            $0.00        $75,000.00       $71,805.07           $0.00  1st    Sn Mateo
Res            11.00   04/01/06       $1,039.81            $0.00       $105,000.00      $101,841.61           $0.00  1st    San Fran
Comm           12.00   03/01/01         $684.60       $74,754.00        $65,000.00       $62,603.42           $0.00  2nd    Sn Mateo
Comm           12.00   02/01/99         $186.00         $468,000        $18,000.00       $18,000.00       $5,169.25  2nd    S Clara
Comm           14.00   04/01/06      $12,160.05            $0.00       $700,000.00      $546,163.65           $0.00  1st    San Fran
Comm           10.75   04/01/00         $447.92      $121,264.00        $50,000.00       $50,000.00           $0.00  2nd    Rivrside
Comm           11.75   05/01/02       $3,828.76            $0.00       $370,000.00      $246,127.91           $0.00  1st    Sn Mateo
Res            12.00   06/01/99         $500.00      $262,342.00        $50,000.00       $50,000.00           $0.00  2nd    Alameda
Res            10.00   07/01/00       $5,068.88            $0.00       $579,300.00      $579,300.00           $0.00  1st    San Fran
Comm           12.00   10/01/02       $1,562.50            $0.00       $150,000.00       $96,397.88           $0.00  1st    San Fran
Res            11.00   04/01/99      $11,661.04      $579,300.00     $1,320,000.00    $1,320,000.00           $0.00  2nd    San Fran
Comm           11.00   10/01/07       $6,190.11            $0.00       $650,000.00      $639,520.54           $0.00  1st    San Fran
Res             8.00   11/01/27       $1,834.42            $0.00       $250,000.00      $242,349.29           $0.00  1st    Sn Mateo
Land           11.00   09/01/99       $3,354.17            $0.00       $350,000.00      $350,000.00           $0.00  1st    Stanisls
Land           11.00   12/01/00      $10,273.34            $0.00     $1,072,000.00      $573,927.16           $0.00  1st    Stanisls
Res            11.00   03/01/00       $1,126.59      $579,300.00       $950,700.00      $702,243.35           $0.00  2nd    San Fran
Res            11.00   05/01/00       $8,720.83            $0.00       $910,000.00      $910,000.00           $0.00  1st    San Fran
Res            11.00   05/01/00       $9,132.92      $910,000.00       $953,000.00    $2,330,575.84           $0.00  2nd    San Fran
Comm           11.00   12/01/00      $16,500.00            $0.00     $1,800,000.00    $1,800,000.00           $0.00  1st    S Clara
Res            12.00   03/01/01      $12,336.18            $0.00     $1,210,000.00    $1,198,968.08     $161,061.42  1st    Marin
Comm           10.50   03/01/01      $17,937.50    $3,753,523.00     $2,050,000.00    $2,800,000.00           $0.00  2nd    Sn Mateo
Comm           12.00   06/01/01       $8,500.00            $0.00       $850,000.00      $850,000.00           $0.00  1st    San Fran
Land           11.00   01/01/01      $16,500.00      $363,035.00     $1,800,000.00    $1,440,202.18           $0.00  2nd    Stanisls
Land           11.00   07/01/01      $23,833.33      $358,116.00     $2,600,000.00    $2,600,000.00           $0.00  2nd    Stanisls
Res           10.875   02/01/01       $2,670.05      $264,025.00       $950,000.00      $950,000.00           $0.00  2nd    Sn Mateo
Comm           12.00   06/01/01       $6,742.08      $850,000.00     $1,028,095.22    $1,027,918.23           $0.00  2nd    San Fran
Res            10.50   09/01/01       $6,453.13      $454,885.00       $737,500.00      $737,500.00           $0.00  2nd    Lake
Res.           10.25   09/01/09       $7,616.86      $668,433.00       $850,000.00      $844,321.50           $0.00  2nd    S Clara
Comm           13.75   11/01/99       $2,044.77      $156,750.00       $175,500.00      $164,542.39           $0.00  2nd    Alameda
Apts            12.5   03/14/00         $435.55        $5,733.00        $38,727.14       $37,976.86           $0.00  2nd    Con Cost
Res            12.00   05/01/01      $11,469.28    $2,968,393.00     $3,297,500.00    $3,044,045.72           $0.00  1st    Placer
Land           11.00   11/01/01       $2,034.55                0       $221,951.22      $190,243.90           $0.00  3rd    Stanisls
Comm           10.25   12/01/01      $13,158.44            $0.00     $1,185,000.00    $1,540,500.00           $0.00  1st    Con Cost
Comm           11.00   01/01/02       $5,041.67      $495,031.00       $550,000.00      $549,081.32           $0.00  2nd    San Fran
Comm           11.50   02/01/05       $4,065.88      $492,978.13       $400,000.00      $397,308.35           $0.00  2nd    San Fran
Res            11.50   09/01/01       $7,272.16      $539,843.20     $1,292,800.00      $828,526.35           $0.00  2nd    Sn Mateo
Comm           11.50   03/01/02      $12,496.45            $0.00     $1,303,977.27    $1,303,977.27           $0.00  1st    San Fran


SCHEDULE IV    CONT'D

                              LOANS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A      Col. B   Col. C         Col. D          Col. E            Col. F           Col. G          Col. H     Col.I   Col. J
------      ------   ------         ------          ------            ------           ------          ------     ------  ------
Descp.      Int.     Final         Periodic      Prior Liens       Face Amt. of       Carrying       Principal    Type    Geographic
             Rate    Maturity      Payment                       Loans (original   amount of Loans     amt of     of      County
               %     Date           Terms                            amount)                           Loans       Lien   Location
                                                                                                     subject to
                                                                                                    Delinquency
                                                                                                    Principal or
                                                                                                      Interest
=========== ======== =========== ============= ================= ================= ================ ============= ======= ==========

Comm         11.50   03/01/02      $12,468.09     $1,303,977.00     $1,696,022.72    $1,325,982.85         $0.00   2nd      San Fran
Land         11.50   07/01/01       $4,557.93     $2,600,000.00       $475,609.76      $475,609.76         $0.00   2nd      Stanisls
Comm         12.50   04/01/02      $30,208.33             $0.00     $2,900,000.00    $2,900,000.00         $0.00   1st      Sn Mateo
Res          12.00   05/01/01       $4,099.50     $3,297,500.00       $409,949.98      $409,949.98         $0.00   2nd      Placer
Res          12.00   11/01/01       $7,012.55             $0.00       $800,000.00      $208,267.68         $0.00   1st      San Fran
Comm         11.50   04/01/02      $21,083.33             $0.00     $2,200,000.00    $2,200,000.00         $0.00   2nd      San Fran
Apts         12.00   05/01/01      $38,558.51             $0.00     $3,939,310.37    $3,909,456.52         $0.00   1st      San Fran
Res          12.00   11/01/01       $7,850.52       $823,674.00       $912,000.00      $839,556.18         $0.00   2nd      Marin
Apts         11.50   06/01/02       $3,354.17     $2,218,285.00       $350,000.00      $350,000.00         $0.00   3rd      San Fran
Comm         12.00   12/01/01      $28,031.03             $0.00     $4,970,000.00    $3,017,567.51         $0.00   1st      L Angels
Comm         12.00   12/01/01      $25,500.00             $0.00     $2,550,000.00    $1,147,500.00         $0.00   1st      Con Cost
Comm         10.50   06/01/06       $7,089.23             $0.00       $775,000.00      $773,111.23         $0.00   1st      Sn Mateo
Res          10.50   07/01/05      $11,891.61       $771,550.00     $1,300,000.00    $1,297,371.35         $0.00   2nd      S Clara
Comm         11.00   07/01/01       $5,500.00             $0.00       $600,000.00      $600,000.00         $0.00   1st      San Fran
Res          11.00   02/01/02       $7,376.67       $730,284.00     $1,661,035.00      $927,603.93         $0.00   2nd      Sn Mateo
Apts         12.00   08/01/03      $40,000.00             $0.00     $4,000,000.00    $4,000,000.00         $0.00   1st      San Fran
Comm         12.00   04/01/02      $18,966.90     $2,200,000.00     $3,300,000.00    $2,129,931.40         $0.00   2nd      San Fran
Res          11.00   09/01/04      $12,799.48             $0.00     $2,175,000.00    $1,497,494.68         $0.00   1st      Sn Mateo
Res          11.50   09/01/02      $13,886.25       $260,792.00     $1,449,000.00    $1,449,000.00         $0.00   2nd      Sn Mateo
Res          12.00   03/01/01      $13,250.00             $0.00     $1,325,000.00    $1,325,000.00         $0.00   1st      Marin
Land         12.00   09/01/01       $7,500.00             $0.00       $750,000.00      $750,000.00         $0.00   1st      S Clara
Res          12.00   11/01/01      $20,950.64     $1,320,000.00     $3,680,000.00    $2,308,285.94         $0.00   2nd      San Fran
Res          12.00   10/01/03      $13,000.00       $785,819.00     $1,300,000.00    $1,300,000.00         $0.00   2nd      Sn Mateo
Apts         12.50   04/01/02       $1,089.38     $4,000,000.00       $289,855.07      $161,176.74         $0.00   2nd      San Fran
Comm         13.00   11/01/02       $2,220.84       $310,381.00       $205,000.00      $205,000.00         $0.00   2nd      Alameda
Comm         12.50   01/01/04         $246.95       $845,350.00       $692,000.00       $59,267.00         $0.00   2nd      San Fran
Res          12.50   11/01/01       $5,447.92     $1,751,599.00       $523,000.00      $425,181.52         $0.00   3rd      Marin
Land         14.00   01/01/02         $875.78             $0.00     $5,000,000.00      $563,000.00         $0.00   1st      Alameda
                                 ------------- ----------------- ----------------- ---------------- ------------- ------  ----------
                     TOTALS        628,693.26     37,584,916.33     82,012,791.20    68,570,992.11    304,287.02
                                 ============= ================= ================= ================ =============

Notes:

o None of the above loans are considered "impaired". Therefore, none of them have been written down. The allowance for doubtful accounts includes $1,291,151 relating to the above loans and accrued interest receivable and advances related thereto.

o Amounts reflected in column G (carrying amount of loans) represents both cost and the tax basis of the loans.

Schedule IV   CONT'D

Reconciliation of carrying amount (cost) of loans at close of periods

                                    Year ended December 31,
                            ----------------------------------------------------

                                          2000             1999          1998
                                      ----------        ---------     ----------

Balance at beginning of year         $35,693,148      $31,905,958    $25,304,989
                                   ---------------    ------------  ------------
Additions during period:
  New loans                           49,289,289       24,030,920     20,863,807
  Other                                        0                0              0
                                   ---------------    ------------  ------------
         Total Addi                    49,289,28       24,030,920     20,863,807
                                   ---------------    ------------  ------------


Deductions during period:
  Collections of principal            16,411,445       20,243,730     14,262,838
  Foreclosures                                 0                0              0
  Cost of loans sold                           0                0              0
  Amortization of Premium                      0                0              0
  Other                                        0                0              0
                                   ---------------    ------------- ------------
         Total Deductions             16,411,445       20,243,730     14,262,838
                                   ---------------    ------------- ------------

Balance at close o                   $68,570,992      $35,693,14     $31,905,958
                                   ===============    ==========    ============

Item 9 -     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure

Bruce and/or John Cropper (the Croppers) have been performing audit and accounting services to the General Partners of the Partnership and their affiliates for over 16 years through the following CPA firms: 1993-1998 - Parodi & Cropper, CPA's; 1999 - Caporicci, Cropper & Larson, LLP and 2000 - Armanino McKenna LLP.

Bruce and John Cropper were shareholders in Cropper Accountancy Corp. through December 31, 2000.

Cropper Accountancy was a partner in the firm of Parodi & Cropper from 1993 until April of 1998. In May of 1998, Cropper Accountancy Corp., formed a partnership with Caporicci & Larson creating a new firm, Caporicci, Cropper & Larson, LLP with offices in Irvine and Walnut Creek, California. The Parodi & Cropper firm was dissolved.

Effective January 1, 2001, Cropper Accountancy Corp., withdrew from Caporicci, Cropper & Larson, LLP partnership. John Cropper joined the larger regional firm of Armanino McKenna LLP as a partner and Bruce Cropper continues to provide services through Cropper Accountancy. The Croppers continue to perform audit and accounting services to the General Partners of the partnership and their affiliates.

As a result, the Partnership has retained the firm of Armanino McKenna LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there have not been any disagreements on any matter of accounting principals, practices or financial status disclosures.

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by four General Partners of which two individuals are D. Russell Burwell and Michael R. Burwell. The other two General Partners are Gymno Corporation and Redwood Mortgage Corp. Both are California corporations, formed in 1986 and 1978, respectively. The Burwell's are the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis. Redwood Mortgage Corp. is a subsidiary of the Redwood Group Ltd., whose principal stockholder is D. Russell Burwell, a General Partner of the Partnership.

Effective February 7, 2000, Redwood Mortgage Corp., an affiliate of the General Partners has been admitted, pursuant to Paragraph 12.4 (d) of the Limited Partnership agreement, as an additional General Partner of the Partnership. Redwood Mortgage Corp is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the bus-iness of arranging and servicing mortgage loans.

After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners. Through December 31, 2000 and under Russ' stewardship, Redwood Mortgage Investor's VIII raised $49,983,150 in Limited Partner Capital contributions and at December 31, 2000 had $53,180,209 in remaining Limited Partner Capital.

Over  the  last  few  years,   Russ  has  been  passing  along  his  duties  and
responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VIII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp., are well prepared for Russ' departure and look forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

Mr. D. Russell  Burwell  is  providing  this  notification pursuant to Article 8
Section 8.02 of the Limited Partnership Agreement. The remaining General Partners have elected to continue the business of the Partnership as described in Article 9 Section 9.01(d) of the Limited Partnership Agreement.

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving              Description of Compensation
  Compensation                   and Services Rendered                Amount
-----------------------      -------------------------------    --------------

I. Redwood Mortgage          Mortgage Servicing Fee for
   Corp.                     servicing loans                           $505,823

General Partners             Asset Management Fee
&/or Affiliates              for managing assets                        $60,595

General Partners             1% interest in profits                     $42,875
                             Less allocation of syndication costs        $2,509
                                                                   -------------
                                                                        $40,366

General Partners             Portion of early withdrawal penalties
 &/or Affiliates             applied to reduce Formation Loan           $19,883


II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage         Mortgage  Brokerage  Commissions  for services in
Corp.                    connection with the review, selection, evaluation,
                         negotiation, and extension of the loans paid by the
                         borrowers and not by the Partnership        $1,877,921

Redwood Mortgage         Processing and Escrow Fees for services in connection
Corp.                    with notary, document preparation,credit investigation,
                         and escrow fees payable by the borrowers and not
                         by the Partnership                             $28,452

Gymno Corporation,       Reconveyance Fee                                $1,011
Inc.

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME.                                       $113,580

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The General Partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.

Item 13 - Certain Relationships and Related Transactions

Refer to footnote 3 of the notes to financial statements in Part II item 8, which describes related party fees and data.

Also refer to the Prospectus dated August 31, 2000, (incorporated herein by reference) on page 2 "Compensation of General Partners and Affiliates" and page 2 "Conflicts of Interest".


                                     Part IV

Item 14 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

A.       Documents filed as part of this report are incorporated:

         1. In Part II, Item 8 under A - Financial Statements.

         2. The Financial Statement Schedules are listed in Part II - Item 8 under B - Financial Statement Schedules.

B. No reports on From 8-K were filed during the last quarter of the period for which this report is filed.

3.  Exhibits.

   Exhibit No.            Description of Exhibits
------------------        -------------------------

         3.1              Limited Partnership Agreement
         3.2              Form of Certificate of Limited Partnership Interest
         3.3              Certificate of Limited Partnership
        10.1              Escrow Agreement
        10.2              Servicing Agreement
        10.3 (a) Form of Note secured by Deed of Trust for Construction Loans, which provides for principal and interest payments. (b) Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for principal and interest payments (c) Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for interest only payments (d) Form of Note secured by Deed of Trust for Single Family Residential Loans, which provides for interest and principal payments. (e) Form of Note secured by Deed of Trust for Single Family Residential loans, which provides for interest only payments.
        10.4 (a) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany
                          Exhibits   10.3  (a),  and (c).
                          (b) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany
                          Exhibit 10.3 (b).
                          (c) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany
                          Exhibit 10.3 (c).
        10.5              Promissory Note for Formation Loan
        10.6              Agreement to Seek a Lender
        24.1              Consent of Armanino McKenna, LLP
        24.3              Consent of McCutchen, Doyle, Brown & Enersen, LLP



All of these exhibits were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 333-41410 and incorporated by reference herein).


B.       Reports of Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report. A Form 8-K was filed on February 7, 2000 relating to a change in accounting firms and the admittance of an additional General Partner. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change in accounting firms. (see Item 9 and 10 above, respectively)

C.       See A (3) above.

D. See A (2) above. Additional reference is made to the Prospectus (filed as part of the S-11)dated August 31, 2000 for financial data related to Gymno Corporation, and Redwood Mortgage Corp., The GeneraL Partners.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 26th day of March, 2001.


REDWOOD MORTGAGE INVESTORS VIII


By:       /S/ D. Russell Burwell
          -----------------------------------
          D. Russell Burwell, General Partner


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  -----------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


By:       Redwood Mortgage Corp.


          By:     /S/ D. Russell Burwell
                  ----------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 26th day of March, 2001.


Signature                                 Title                        Date


/S/ D. Russell Burwell
----------------------
D. Russell Burwell                    General Partner            March 26, 2001


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                    General Partner            March 26, 2001



/S/ D. Russell Burwell
----------------------
D. Russell Burwell         President of Gymno Corporation,       March 26, 2001
                           (Principal Executive Officer);
                           Director of Gymno Corporation


/S/ Michael R. Burwell
----------------------
Michael R. Burwell         Secretary/Treasurer of Gymno          March 26, 2001
                           Corporation (Principal Financial
                                    and Accounting Officer);
                           Director of Gymno Corporation



/S/ D. Russell Burwell
----------------------
D. Russell Burwell         President of Redwood Mortgage         March 26, 2001
                           Corp., (Principal Executive
                           Officer); Director of Redwood
                                 Mortgage Corp.


/S/ Michael R. Burwell
----------------------
Michael R. Burwell         Secretary/Treasurer of Redwood        March 26, 2001
                           Mortgage Corp. (Principal
                           Financial and Accounting
                                   Officer);
                           Director of Redwood Mortgage Corp.