Form 10-Q
period 2001-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2001-05-08
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                March 31, 2001
--------------------------------------------------------------------------------
Commission file number                             333-41410
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

YES            XX                                        NO
      ------------------------                               ---------------

     APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY  PROCEEDINGS  DURING THE
                             PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                   NO                        NOT APPLICABLE      XX
      ----------           ---------                              --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         MARCH 31, 2001 (unaudited) AND
                           DECEMBER 31, 2000 (audited)


                                     ASSETS

                                                 March 31,          December 31,
                                                   2001                 2000
                                                (unaudited)          (audited)
                                            ----------------     ---------------

Cash                                              $1,259,512          $1,459,725
                                            ----------------     ---------------

Accounts receivable:
  Loans, secured by deeds of trust                72,503,248          68,570,992
  Accrued Interest on loans                        1,332,020           1,039,469
  Advances on loans                                   72,057             172,004
  Accounts receivables, unsecured                     54,014              53,838
                                            ----------------     ---------------
                                                  73,961,339          69,836,303

  Less allowance for doubtful accounts             1,511,599           1,344,938
                                            ----------------     ---------------
                                                  72,449,740          68,491,365
                                            ----------------     ---------------

Prepaid expense-deferred loan fee                     16,280              13,416
                                            ----------------     ---------------

                        Total assets             $73,725,532         $69,964,506
                                            ================     ===============





















The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         MARCH 31, 2001 (unaudited) AND
                           DECEMBER 31, 2000 (audited)

                        LIABILITIES AND PARTNERS' CAPITAL


                                              March 31,            December 31,
                                                2001                   2000
                                             (unaudited)            (audited)
                                            ------------     -------------------

Liabilities:
  Accounts payable and accrued expenses           $3,149                 $30,000
  Note payable - bank line of credit          15,375,000              16,400,000
  Deferred interest income                             0                  82,253
                                             -----------     -------------------

             Total liabilities                15,378,149              16,512,253
                                             -----------     -------------------

Investors in applicant status                     78,300                 224,900
                                             -----------     -------------------


Partners' Capital:
     Limited Partners' capital, subject
       to redemption (note 4E): Net of
       unallocated syndication costs
       of $340,917 and $310,438 for 2001
       and 2000, respectively:
       and formation loan receivable
       of $3,266,459 and $3,010,871
       for 2001 and 2000, respectively        58,217,628              53,180,209

     General Partners' Capital, net of
       unallocated syndication costs
       of $3,444 and $3,136 for 2001
       and 2000, respectively                     51,455                  47,144
                                         ---------------     -------------------

             Total Partners' Capital          58,269,083              53,227,353
                                         ---------------     -------------------

Total Liabilities and Partners' Capital      $73,725,532             $69,964,506
                                         ===============     ===================















The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (unaudited)


                                           Three Months           Three Months
                                              Ended                   Ended
                                            March 31,               March 31,
                                              2001                    2000
                                       -----------------      ------------------
Revenues:
  Interest on loans                           $2,138,539              $1,082,236
  Interest on bank deposits                        4,274                   7,318
  Late charges                                     3,706                   3,642
  Miscellaneous                                    4,327                     550
                                       -----------------      ------------------
                                               2,150,846               1,093,746
                                       -----------------      ------------------

Expenses:
  Loan servicing fees                            146,862                  71,294
  Interest on note payable - bank                386,249                  13,530
  Amortization of loan origination fees            3,385                   2,396
  Provision for doubtful accounts and
    losses on real estate acquired
    through foreclosure                          166,661                   1,847
  Asset management fee - General Partners         24,832                  12,930
  Clerical costs through
    Redwood Mortgage Corp.                        56,804                  25,827
  Professional services                            5,000                  21,788
  Printing, supplies and postage                   4,250                   2,683
  Other                                            7,666                   7,278
                                       -----------------      ------------------
                                                 801,709                 159,573
                                       -----------------      ------------------

Income before interest credited to
 partners in applicant status                  1,349,137                 934,173

Interest credited to partners in
 applicant status                                    198                   4,460
                                       -----------------      ------------------

Net Income                                    $1,348,939                $929,713
                                       =================      ==================

Net income:  To General Partners(1%)             $13,489                  $9,297
             To Limited Partners (99%)         1,335,450                 920,416
                                       -----------------      ------------------
Total - net income                            $1,348,939                $929,713
                                       =================      ==================

Net income per $1,000 invested by
 Limited Partners for entire period:
  -where income is reinvested and
   compounded                                     $21.86                  $20.61
                                       =================      ==================

-where partner receives income
  in monthly distributions                        $21.70                  $20.47
                                       =================      ==================


The accompanying notes are an integral part of the financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                  THREE MONTHS ENDED MARCH 31, 2001 (unaudited)

                                                                                   PARTNERS' CAPITAL
                                                          --------------------------------------------------------------------
                                                                               LIMITED PARTNERS' CAPITAL
                                                          --------------------------------------------------------------------
                                                          Capital
                                      Partners In         Account          Unallocated         Formation           Total
                                       Applicant          Limited          Syndication           Loan             Limited
                                        Status            Partners            Costs           Receivable          Partners
                                     --------------    ---------------    --------------     --------------    ---------------


Balances at January 1, 1998                     $0        $22,733,408        $(431,994)       $(1,386,693)        $20,914,721

Contributions on Application             5,105,559                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (403,518)          (403,518)
Formation Loan payments                          0                  0                 0            133,580            133,580
Interest credited to partners in
applicant status                             4,454                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                     (1,553)                  0                 0                  0                  0
    Transfers to Partners' capital     (5,108,460)          5,103,359                 0                  0          5,103,359

Net Income                                       0          2,251,387                 0                  0          2,251,387
Syndication costs incurred                       0                  0         (126,453)                  0          (126,453)
Allocation of syndication costs                  0          (196,317)           196,317                  0                  0
Partners' withdrawals                            0          (847,661)                 0                  0          (847,661)
Early withdrawal penalties                       0           (24,066)             8,255             15,727               (84)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1998                   $0        $29,020,110        $(353,875)       $(1,640,904)        $27,025,331

Contributions on Application             9,530,318                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (708,461)          (708,461)
Formation Loan payments                          0                  0                 0            164,731            164,731
Interest credited to partners in
applicant status                             1,914                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                     (1,002)                  0                 0                  0                  0
    Transfers to Partners' capital     (9,201,230)          9,191,719                 0                  0          9,191,719

Net Income                                       0          2,912,857                 0                  0          2,912,857
Syndication costs incurred                       0                  0         (177,099)                  0          (177,099)
Allocation of syndication costs                  0          (175,012)           175,012                  0                  0
Partners' withdrawals                            0        (1,378,924)                 0                  0        (1,378,924)
Early withdrawal penalties                       0           (39,725)            13,628             25,960              (137)
                                     --------------    ---------------    --------------     -------------- -- ---------------

Balances at December 31, 1999             $330,000        $39,531,025        $(342,334)       $(2,158,674)        $37,030,017
(continued on next page)

The accompanying notes are an integral part of the financial statements




                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                  THREE MONTHS ENDED MARCH 31, 2001 (unaudited)

                                                                                   PARTNERS' CAPITAL
                                                          --------------------------------------------------------------------
                                                                               LIMITED PARTNERS' CAPITAL
                                                          --------------------------------------------------------------------
                                                          Capital
                                      Partners In         Account          Unallocated         Formation           Total
                                       Applicant          Limited          Syndication           Loan             Limited
                                        Status            Partners            Costs           Receivable          Partners
                                     --------------    ---------------    --------------     --------------    ---------------
(balance forward from previous
page)
Balances at December 31, 1999             $330,000        $39,531,025        $(342,334)       $(2,158,674)        $37,030,017

Contributions on Application            14,887,081                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0        (1,102,196)        (1,102,196)
Formation Loan payments                          0                  0                 0            230,116            230,116
Interest credited to partners in
  applicant status                           4,757                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                       (779)                  0                 0                  0                  0
    Transfers to Partners' capital    (14,996,159)         14,981,287                 0                  0         14,981,287

Net Income                                       0          4,244,586                 0                  0          4,244,586
Syndication costs incurred                       0                  0         (266,903)                  0          (226,903)
Allocation of syndication costs                  0          (248,361)           248,361                  0                  0
Partners' withdrawals                            0        (1,976,594)                 0                  0        (1,976,594)
Early withdrawal penalties                       0           (30,425)            10,438             19,883              (104)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 2000             $224,900        $56,501,518        $(310,438)       $(3,010,871)        $53,180,209

Contributions on Application             4,624,310                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0          (342,538)          (342,538)
Formation Loan payments                          0                  0                 0             77,532             77,532
Interest credited to partners in
applicant status                               198                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                        (93)                  0                 0                  0                  0
    Transfers to Partners' capital     (4,771,015)          4,766,395                 0                  0          4,766,395

Net Income                                       0          1,335,450                 0                  0          1,335,450
Syndication costs incurred                       0                  0          (79,972)                  0           (79,972)
Allocation of syndication costs                  0           (44,550)            44,550                  0                  0
Partners' withdrawals                            0          (719,398)                 0                  0          (719,398)
Early withdrawal penalties                       0           (14,411)             4,943              9,418               (50)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at March 31, 2001                 $78,300        $61,825,004        $(340,917)       $(3,266,459)        $58,217,628
                                     ==============    ===============    ==============     ==============    ===============

The accompanying notes are an integral part of the financial statements




                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                  THREE MONTHS ENDED MARCH 31, 2001 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             -------------------------------------------------------------------------------
                                                             GENERAL PARTNERS' CAPITAL
                                             -----------------------------------------------------------

                                                 Capital
                                                 Account           Unallocated              Total                Total
                                                 General           Syndication             General             Partners'
                                                Partners              Costs               Partners              Capital
                                             ----------------    -----------------    ------------------    ----------------


Balances at January 1, 1998                          $20,796             $(4,364)               $16,432         $20,931,153

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (403,518)
Formation Loan payments                                    0                    0                     0             133,580
Interest credited to partners in                           0                    0                     0                   0
   applicant status

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     5,101                    0                 5,101           5,108,460

Net Income                                            22,741                    0                22,741           2,274,128
Syndication costs incurred                                 0              (1,277)               (1,277)           (127,730)
Allocation of syndication costs                      (1,983)                1,983                     0                   0
Partners' withdrawals                               (20,758)                    0              (20,758)           (868,419)
Early withdrawal penalties                                 0                   84                    84                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1998                        $25,897             $(3,574)               $22,323         $27,047,654

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (708,461)
Formation Loan payments                                    0                    0                     0             164,731
Interest credited to partners in
applicant status                                           0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     9,511                    0                 9,511           9,201,230

Net Income                                            29,423                    0                29,423           2,942,280
Syndication costs incurred                                 0              (1,789)               (1,789)           (178,888)
Allocation of syndication costs                      (1,768)                1,768                     0                   0
Partners' withdrawals                               (27,655)                    0              (27,655)         (1,406,579)
Early withdrawal penalties                                 0                  137                   137                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 1999                        $35,408             $(3,458)               $31,950         $37,061,967
  (continued on next page)

The accompanying notes are an integral part of the financial statements




                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                  THREE MONTHS ENDED MARCH 31, 2001 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             -------------------------------------------------------------------------------
                                                             GENERAL PARTNERS' CAPITAL
                                             -----------------------------------------------------------

                                                 Capital
                                                 Account           Unallocated              Total                Total
                                                 General           Syndication             General             Partners'
                                                Partners              Costs               Partners              Capital
                                             ----------------    -----------------    ------------------    ----------------
(balance forward from previous
  page)
Balances at December 31, 1999                        $35,408             $(3,458)               $31,950         $37,061,967

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0         (1,102,196)
Formation Loan payments                                    0                    0                     0             230,116
Interest credited to partners in
    applicant status                                       0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                    14,872                    0                14,872          14,996,159

Net Income                                            42,875                    0                42,875           4,287,461
Syndication costs incurred                                 0              (2,291)               (2,291)           (229,194)
Allocation of syndication costs                      (2,509)                2,509                     0                   0
Partners' withdrawals                               (40,366)                    0              (40,366)         (2,016,960)
Early withdrawal penalties                                 0                  104                   104                   0
                                             ----------------    -----------------    ------------------    ----------------


Balances at December 31, 2000                        $50,280             $(3,136)               $47,144         $53,227,353

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0           (342,538)
Formation Loan payments                                    0                    0                     0              77,532
Interest credited to partners in
   applicant status                                        0                    0                     0                   0

Upon admission to partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     4,620                    0                 4,620           4,771,015

Net Income                                            13,489                    0                13,489           1,348,939
Syndication costs incurred                                 0                (808)                 (808)            (80,780)
Allocation of syndication costs                        (450)                  450                     0                   0
Partners' withdrawals                               (13,040)                    0              (13,040)           (732,438)
Early withdrawal penalties                                 0                   50                    50                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at March 31, 2001                           $54,899             $(3,444)               $51,455         $58,269,083
                                             ================    =================    ==================    ================

The  accompanying notes are an integral part of the  financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (unaudited)

                                               March 31               March 31,
                                                2001                   2000
                                             (unaudited)            (unaudited)
                                          ----------------      ----------------

Cash flows from operating activities:
  Net income                                    $1,348,939              $929,713
  Adjustments to reconcile net income
   to net cash provided by
    operating activities:
    Provision for doubtful accounts                166,661                 1,847
Change in operating assets and liabilities
    Accounts payable                              (26,851)                    50
    Accrued interest & advances                  (192,604)             (309,666)
    Deferred loan fee                              (2,864)                 2,395
    Deferred interest income                      (82,253)                     0
                                        ------------------      ----------------

      Net cash provided by
       operating activities                      1,211,028               624,339
                                        ------------------      ----------------

Cash flows from investing activities:

    Principal collected on loans                16,377,021             1,522,077
    Loans made                                (20,309,277)          (11,081,092)
    Disposition of  Limited
     Liability Corporation                               0               373,358
    Accounts receivables,
    unsecured - (disbursements) receipts             (176)               (2,508)
                                        ------------------      ----------------

Net cash used in investing activities          (3,932,432)           (9,188,165)
                                        ------------------      ----------------

Cash flows from financing activities:

   Increase (decrease) in note payable-bank    (1,025,000)             4,200,000
   Contributions by partner applicants           4,624,310             4,199,536
   Interest credited to partners in
     applicant status                                  198                 4,460
   Interest withdrawn by partners in
     applicant status                                 (93)                 (662)
   Partners withdrawals                          (732,438)             (452,936)
   Syndication costs incurred                     (80,780)              (43,978)
   Formation Loan increases                      (342,538)             (360,965)
   Formation Loan collections                       77,532                62,306
                                        ------------------      ----------------

Net cash provided by financing activities        2,521,191             7,607,761
                                         -----------------      ----------------

Net increase (decrease) in cash and
  cash equivalents                               (200,213)             (956,065)

Cash - beginning of period                       1,459,725             1,602,568
                                        ------------------      ----------------

Cash - end of period                            $1,259,512              $646,503
                                        ==================      ================

Cash paid for interest                            $386,249               $13,530

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993 of which D. Russell Burwell, Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., (both California Corporations), are the General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a General Partner. At March 31, 2001, the Partnership was in the offering stage, wherein contributed capital totaled $54,524,540 in Limited Partner contributions of an approved aggregate offering of $75,000,000, in Units. As of March 31, 2001, $78,300 remained in applicant status, and total Units sold were in the aggregate of $54,602,840.

     A minimum of $250,000 and a maximum of $15,000,000 in Units were initially offered through qualified broker-dealers. This initial offering was closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the partnership commenced a third offering for an additional 30,000,000 Units ($30,000,000). As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

     The Formation Loan relating to the second offering ($30,000,000) totaled $2,271,916, which was 7.6% of the Limited Partners contributions of $29,992,574.

     The Formation Loan relating to the third offering ($30,000,000) totaled $720,692 at March 31, 2001, which was 7.5% of the Limited Partners contributions of $9,599,949.

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



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

The following summarizes Formation Loan transactions to March 31, 2001:
                                               Initial          Subsequent           Current
                                             Offering of        Offering of        Offering of
                                             $15,000,000        $30,000,000        $30,000,000           Total
                                            ---------------    --------------     --------------    ----------------

Limited Partner contributions                  $14,932,017       $29,992,574         $9,599,949         $54,524,540
                                            ===============    ==============     ==============    ================

Formation Loan made                             $1,074,840        $2,271,916           $720,692          $4,067,448
Payments to date                                 (387,263)         (317,201)            (9,454)           (713,918)
Early withdrawal penalties applied                (87,071)                 0                  0            (87,071)
                                            ---------------    --------------     --------------    ----------------

Balance March 31, 2001                            $600,506        $1,954,715           $711,238          $3,266,459
                                            ===============    ==============     ==============    ================

Percent loaned of Partners'
   Contributions                                      7.2%              7.6%               7.5%                7.5%
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

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, registration and filing fees and other costs), are paid by the Partnership.

     Through March 31, 2001, organization costs of $12,500 and syndication costs
of  $1,477,623  had  been  incurred  by  the  Partnership   with  the  following
distribution:

                                   Syndication
                                    Costs               Costs             Total
                                  ------------     -------------    ------------
Costs incurred                     $1,477,623           $12,500      $1,490,123
Early withdrawal penalties applied    (47,090)                0         (47,090)
Allocated and amortized to date    (1,086,172)          (12,500)     (1,098,672)
                                  ------------     -------------    ------------
March 31, 2001 balance               $344,361                $0        $344,361
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

     As of December 31, 2000 syndication costs attributable to the subsequent offering #2 ($30,000,000) totaled $597,784, (2.0% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents.

     In August 2000 the current offering #3 began incurring syndication costs. As of March 31, 2001 the offering had incurred $309,974 (3.2% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

     At March 31, 2001 and at December 31, 2000, 1999, and 1998, there were no loans categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average loan to appraised value of security at the time the losses were consummated was 57.12%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents
     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At March 31, 2001, there were no properties acquired by the Partnership as real estate owned (REO).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 2001 and December 31,2000, was as follows:

                                         March 31,           December 31,
                                            2001                 2000
                                        -------------       ---------------

Impaired loans                                     0                     0
Unspecified loans                          1,457,585             1,291,151
Amounts receivable, unsecured                 54,014                53,787
                                        -------------       ---------------

                                          $1,511,599            $1,344,938
                                        =============       ===============

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership loans in an amount to 12% of the loans until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the three months through March 31, 2001, and for the years ended December 31, 2000 and 1999, loan brokerage commissions paid by the borrowers were $237,459, $1,877,921 and $682,118, respectively.

B. Loan Servicing Fees

     Monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Loan servicing fees of $146,862, $505,823, $359,464 and $295,052 were incurred for the three months through March 31, 2001 and for the years ended December 31, 2000, 1999 and 1998, respectively.
C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $24,832, $60,595, $42,215 and $31,651 were incurred for the three months through March 31, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of March 31, 2001, a General Partner, Gymno Corporation, had contributed $54,591, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

     During the three month period ending March 31, 2001, and for the years ending December 31, 2000, 1999 and 1998, interest totaling $198, $4,757, $1,914 and $4,454, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE 5- LEGAL PROCEEDINGS

     The   Partnership   is  a  defendant   along  with  other   affiliated  and
non-affiliated defendants in a lawsuit alleging claims related to the construction and sales of a condominium complex. Management believes the lawsuit has no merit and believes the ultimate outcome of the legal matter will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring June 30, 2002, of up to $20,000,000 at .25% over prime secured by its Loan portfolio. The note payable balances were $15,375,000, $16,400,000 and $0 at March 31, 2001, December 31,
2000, and 1999, respectively. The interest rate was 8.25% at March 31, 2001 (8.00% prime plus .25%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership contributed its interest (principally land) to a Limited Liability Corporation
(LLC), which was owned 100% by the Partnership. During the year ended December 31, 2000, the LLC completed construction and sold the property for a gain of $140,895.

NOTE 8 - INCOME TAXES

     The following reflects reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                              March 31,            December 31,
                                                2001                  2000
                                          ---------------       ----------------

Net Assets - partners' capital per
    financial statements                      $58,269,083            $53,227,353
Non-amortized syndication costs                   344,361                313,574
Allowance for doubtful accounts                 1,511,599              1,344,938
Formation loans receivable                      3,266,459              3,010,871
                                          ---------------       ----------------
Net assets tax basis                          $63,391,502            $57,896,736
                                          ===============       ================

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

     (b) Loans (see note 2(c)) carrying value were $72,503,248 at March 31, 2001. The fair value of these investments of $73,102,580 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

     The loans are secured by recorded deeds of trust. At March 31, 2001, there were 68 loans outstanding with the following characteristics:

Number of loans outstanding                                                   68
Total loans outstanding                                              $72,503,248
verage loan outstanding                                               $1,066,224
Average loan as percent of total                                           1.47%

Largest loan outstanding                                               6,091,049
Largest loan as percent of total                                           8.40%

Number of counties where security is located (all California)                 12
Largest percentage of loans in one county                                 45.77%
Average loan to appraised value of security
    at time loan was consummated                                          57.12%

Number of loans in foreclosure status                                          1
Amount of loans in foreclosure                                       $126,934.22

The following loan categories were held at March 31, 2001 and December 31, 2000:

                                            March 31,              December 31,
                                              2001                    2000
                                       -----------------       -----------------

First Trust Deeds                            $45,766,676             $37,806,032
Second Trust Deeds                            25,322,344              29,799,535
Third Trust Deeds                              1,414,228                 965,425
                                       -----------------       -----------------

  Total loans                                 72,503,248              68,570,992
Prior liens due other lenders                 41,812,719              37,584,916
                                       -----------------       -----------------

  Total debt                                $114,315,967            $106,155,908
                                       =================       =================


Appraised property value at
  time of loan                              $200,116,567            $193,420,663
                                       =================       =================

Total investments as a
  percent of appraisals                           57.12%                  54.88%
                                       =================       =================

Investments by Type of Property:
  Owner occupied homes                        $9,344,436              $9,753,617
  Non-Owner occupied homes                    15,733,036              16,471,074
  Apartments                                  10,294,331               8,458,610
  Commercial                                  37,131,445              33,887,691
                                       -----------------       -----------------
                                             $72,503,248             $68,570,992
                                       =================       =================

The interest rates on the loans range from 8.00% to 18.00% at March 31, 2001.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Scheduled maturity dates of loans as of March 31, 2001 are as follows:

                        Year Ending
                       December 31,            Amount
                      ---------------- -- -----------------
                           2001                $38,067,870
                           2002                 22,615,961
                           2003                  6,250,000
                           2004                    751,589
                           2005                  1,692,264
                        Thereafter               3,125,564
                                          -----------------

                                                72,503,248
                                          =================


     The  scheduled  maturities  for  2001  include  approximately   $12,550,257
(17.31%) in loans, which are past maturity at March 31, 2001. Interest payments on nine of these loans were delinquent.

     The cash balance at March 31, 2001 of $1,259,512 was in one bank with interest bearing balances totaling $282,240. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $1,159,512. This bank is the same financial institution that has provided the Partnership with the $20,000,000 limit line of credit (LOC). At March 31, 2001, the LOC had a balance of $15,375,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new loans or used to pay-down the line of credit balance.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On March 31, 2001, the Partnership was in the offering stage of its third offering for $30,000,000. Contributed capital totaled $14,932,017 for the first offering, $29,992,574 for the second offering and $9,678,249 for the third offering, an aggregate of $54,602,840 (Limited Partners) as of March 31, 2001. Of this amount, $78,300 remained in applicant status. Accordingly, together with prior two approved offerings of $45,000,000 the Partnership has approval for an aggregate offering of $75,000,000 in Units.

     At March 31, 2001, the Partnership's loans outstanding totaled $72,503,248. The primary reason for an increase in loans outstanding from $25,304,989 in 1997, to $31,905,958 in 1998 to $35,693,147 in 1999 to $68,570,992 to December
31, 2000, and to  $72,503,248  as of March 31, 2001, was the additional  capital admitted to the Partnership through sale of Limited Partnership Units and reinvestment of Limited Partners earnings. Additional Limited Partners' Capital contributions have totaled $5,565,372, $5,100,458, $9,520,806, $14,872,209 and
$4,619,690 and the reinvestment of earnings by Limited Partners who have elected to reinvest earnings, have totaled $1,119,465, $1,440,687, $1,911,554,
$2,751,266 and $912,849,  for the years ended December 31, 1997, 1998, 1999, and
2000, and the three months ended March 31, 2001, respectively. Loans outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding loans raised the interest earned on loans for the years ended December 31, 1997, 1998, 1999, 2000, and the three months ended March 31, 2001, to $2,613,008, $3,376,293, $4,337,427, $6,261,470 and $2,138,539
respectively. Interest rates on loans ranged from 8.00% to 18.00%. The Partnership began funding loans on April 14, 1993 and as of March 31, 2001, distributed earnings at an average annualized yield of 8.39%.

     Since the fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January, 2001, the Federal Reserve has been dramatically cutting its core interest rates with four successive 1/2% cuts. The latest cut being April 18, 2001, which reduced the Federal Funds Rate to 4.50%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2001 over the next 12 months. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight and one half and nine and one half percent (8.50% - 9.50%).

     In 1995, the Partnership established a line of credit with a commercial bank secured by its loans and since its inception has increased the limit from $3,000,000 to $20,000,000. For the years ended December 31, 1997, 1998, 1999,
2000 and three months through March 31, 2001, interest on Note Payable-Bank was $340,633, $513,566, $526,697, $887,546 and $386,249, respectively. For 1997,
1998, 1999, 2000, and three months through March 31, 2001, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Additionally, the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of March 31, 2001, the balance was $15,375,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Loan servicing fees increased from $189,692, to $295,052, to $359,464, to $505,823, and to $146,862 for the years ended December 31, 1997, 1998, 1999,
2000 and three months through March 31, 2001. The loan servicing fees increased primarily due to increase in the outstanding loan portfolio. Asset Management fees increased from $24,966, to $31,651, to $42,215 to $60,595, and to $24,832
for the years ended December 31, 1997, 1998, 1999, 2000, and three months through March 31, 2001, respectively. The Asset Management fee increase was due primarily to the increased Partner's capital, which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank, which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. At March 31, 2001, the Partnership had initiated foreclosure proceedings against one borrower. The borrower cured this foreclosure in April, 2001. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and pay-offs on loans.
Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

     The General Partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. In 1997, 1998, 1999, 2000, and the three months through March 31, 2001, the Partnership made provisions for doubtful accounts of $139,804, $162,969, $408,890, $375,579, and $166,661,
respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against unidentified collection losses. The provision for doubtful accounts as of March 31, 2001, of $1,511,599 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     The Partnership makes loans primarily in Northern California. As of March 31, 2001, approximately 81%, ($59,016,362) of the loans held by the Partnership were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Since January 2001, the Federal Reserve has reduced the Federal Funds Rate to 4.5%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to advantage themselves of these lower rates. The Partnership may face prepayments in the existing portfolio from existing borrowers advantaging themselves of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments and funds, which are being generated from Partnership unit sales, occur, we expect to replace these loans with loans at similar interest rates. Therefore, at this time we do not believe that the average loan portfolio interest rate will decline substantially in the coming months.

     The reduction in the Federal Funds rates by the Federal Reserve has been primarily prompted by concerns of the United States economy slowing down and perhaps slipping into recession. Additionally, both the New York and tech-heavy NASDAQ stock markets have suffered significant set backs over the last 10 months. The technology stocks have been particularly hard hit. Many of these technology stocks have their headquarters in the Silicon Valley, one of the primary lending areas of the partnership. This has resulted in significant numbers of lay-offs in that industry. While there certainly has been a decline in economic activity, there has not manifested a clear trend in housing prices, the security behind many of our loans. The housing market has been incredibly strong throughout the San Francisco Bay Area with multiple offers above the asking price a common if not expected occurrence in the sale of residential properties for more than a year. A return to a more normal residential real estate market seems to be developing in the low to high average priced homes with little, if any, value reductions. High end priced homes in the more than one million dollar category may sustain greater price swings.

     The commercial leasing market is experiencing an increase in available vacancies and considerable available sublease space availability. According to CB Richard Ellis commercial office vacancies have increased in San Francisco from 3.4% in the fourth quarter of 2000 to 6.9% in the first quarter of 2001. Lease rates are falling as landlords compete for tenants. This will have the effect of lowering rents for buildings, which lose tenants through turnover or financial difficulties. There may be some declines in values as commercial property values are primarily reflective of the net income the property can generate.

     The Partnership had an average loan to value ratio computed as of the date the loan was made of 57.12%, as of March 31, 2001. This did not account for any increases in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the partnership in weathering downturns in real estate values if they materialize in the coming months.

     If the economic downturn persists and those employees who have been laid off are unable to locate new jobs, the Partnership may experience delinquencies and possibly foreclosures higher than the low numbers of delinquencies and foreclosures it has enjoyed over the past three years.

     On April 6th 2001, Pacific Gas and Electric (PG&E) California's biggest public utility company filed for Chapter 11 bankruptcy. The full effect of PG&E's bankruptcy is yet to be played out. Stockholders, other utility companies and banks that have loaned PG&E millions of dollars were particularly hit hard. When a company like PG&E goes bankrupt, it has a ripple effect. This has not only affected the hi-tech and manufacturing industries, professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher costs to consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. The state government, PG&E and others are working diligently to solve the power crisis in California. The likely result is that electric and natural gas will cost consumers more than ever before. This may have some effect upon real estate values as demand for real estate could be reduced as companies make long term plans to locate in areas without power delivery problems and lower cost power availability.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, 1998, 1999, and 2000, and for the three months through March 31, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $495,480, $614,383, $826,291, $1,244,959, and $422,601, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs' for the years ended December 31, 1997, 1998, 1999, and 2000, and three months through March 31, 2001, to Limited Partners' capital accounts and not withdrawn was $1,119,465, $1,440,687, $1,911,554, $2,751,266, and $868,299, respectively. As of December 31, 1997,
1998, 1999 and 2000, Limited Partners electing to withdraw earnings represented 30%, 30%, 31% and 32% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five-year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners' investment has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings during the offering period. The General Partners expect to see increasing numbers of Limited Partner withdrawals during a Limited Partner's 5th through 10th anniversary, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. Since the five-year hold period for most of the investors has yet to expire, as of March 31, 2001, many Limited Partners may not as yet avail themselves of this provision for liquidation.

     Earnings  and  capital  liquidations   including  early  withdrawals  since
inception, 1993 through March 31, 2001 were:

                               Earnings             Capital
                             Liquidation          Liquidation           Total
                       -------------------    --------------     ---------------

           1993                    $46,855                 0             $46,855
           1994                   $165,814                 0            $165,814
           1995                   $303,477      *      5,640            $309,117
           1996                   $418,380      *   $146,755            $565,135
           1997                   $495,480      *   $132,619            $628,099
           1998                   $614,383      *   $257,344            $871,727
           1999                   $826,291      *   $592,357          $1,418,648
           2000                 $1,244,959      *   $762,060          $2,007,019
   Three months through
      March 31, 2001              $422,601      *   $311,208            $733,809

* Includes early withdrawal penalties

     Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, 1998, 1999, and 2000, and three months through March 31, 2001, $132,619,
$244,213, $411,838, $309,643, and $150,647, respectively were liquidated subject to the 10% penalty for early withdrawal. This represents 0.63%, 0.90%, 1.11%,
 .58%, and .26% (1.04% annualized) of the Limited Partners ending capital for the years ended December 31, 1997, 1998, 1999, 2000, and three months through March 31, 2001, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, 1998, 1999, and 2000, and three months through March 31, 2001, respectively, and is expected by the General Partners to commonly occur at these levels.

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

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire as a General Partner of the Partnership effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners. Through December 31, 2000 and under Russ' stewardship, Redwood Mortgage Investor's VIII raised $49,983,150 in Limited Partner Capital contributions and at March 31, 2001 had $58,217,628 in remaining Limited Partner Capital.

     Over the last few years, Russ has been passing along his duties and responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VIII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979 and a General Partner since February 7, 2000. The Partnership through the remaining General Partners and the employees of Redwood Mortgage Corp., are well prepared for Russ' departure and look forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

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

     As a result, the Partnership has retained the firm of Armanino McKenna LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there have not been any disagreements on any matter of accounting principles, practices or financial status disclosures.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving            Description of Compensation
 Compensation                  and Services Rendered                    Amount
--------------------------------------------------------------------------------

I. Redwood Mortgage Corp. Loan Servicing Fee for servicing loans........$146,862


General Partners
 &/or Affiliates        Asset Management Fee for managing assets.........$24,832

General Partners        1% interest in profits...........................$13,489
                        Less allocation of syndication costs.............   $450
                                                                         -------
                                                                         $13,039

General Partners
 &/or Affiliates        Portion of early withdrawal penalties
                        applied to reduce Formation Loan................. $9,418


II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.  Mortgage Brokerage Commissions for services in connection with the review, selection,
                        evaluation, negotiation, and extension of
                        the loans paid by the borrowers and  not
                        by the Partnership..............................$237,459



Redwood Mortgage Corp.  Processing and Escrow Fees for services in credit connection with notary, document preparation, investigation, and escrow fees payable by the borrowers and not by the Partnership............. $4,990

Gymno Corporation, Inc. Reconveyance Fee................................... $504

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . .$56,804

LOAN PORTFOLIO SUMMARY AS OF MARCH 31, 2001
Partnership Highlights



First Trust Deeds                                                 $45,766,675.60
Appraised Value of Properties*                                     92,627,497.00
Total Investment as a % of Appraised Value                                49.41%

First Trust Deed Loans                                             45,766,675.60
Second Trust Deed Loans                                            25,322,343.53
Third Trust Deed Loans                                              1,414,228.47
                                                            --------------------
                                                                  $72,503,247.60

First Trust Deeds due other Lenders                                36,207,060.33
Second Trust Deeds due other Lenders                                5,605,659.00
                                                            --------------------
                                                                 $114,315,966.93
Total Debt

Appraised Property Value*                                        $200,116,567.00
Total Investment as a % of Appraised Value                                57.12%

Number of Loans Outstanding                                                   68

Average Investment                                                 $1,066,224.23
Average Investment as a % of loans outstanding                             1.47%
Largest Investment Outstanding                                     $6,091,049.11
Largest Investment as a % of loans outstanding                             8.40%




First Trust Deed Loans                                                    63.12%
Second Trust Deed Loans                                                   34.93%
Third Trust Deed Loans                                                     1.95%
                                                                 ---------------
Total                                                                    100.00%

Loans by Type of Property
                                                Amount                  Percent
                                         ------------------      ---------------

Owner Occupied Homes                          $9,344,435.93               12.89%
Non Owner Occupied Homes                      15,733,035.59               21.70%
Apartments                                    10,294,331.46               14.20%
Commercial                                    37,131,444.62               51.21%
                                         ------------------      ---------------
Total                                        $72,503,247.60              100.00%

Statement of Conditions of Loans.

Number of Loans in Foreclosure     1

*Values used are the appraised values utilized at the time the loan was consummated.

               Diversification by                 Total
                    County                        Loans              Percent

               San Francisco                 $33,184,816.50           45.77
               San Mateo                       7,781,003.18           10.73
               Alameda                         6,699,293.95            9.24
               Stanislaus                      5,629,983.00            7.77
               Santa Clara                     5,210,292.01            7.19
               Marin                           3,912,600.87            5.40
               Placer                          3,622,277.42            5.00
               Los Angeles                     3,320,190.73            4.58
               Contra Costa                    2,228,355.72            3.07
               Lake                              737,500.00            1.02
               Fresno                            126,934.22            0.17
               Riverside                          50,000.00            0.06
                                        --------------------    ------------
               Total                         $72,503,247.60         100.00%
                                        ====================    ============

                                     PART 2
                                OTHER INFORMATION




   Item 1. Legal Proceedings

             Refer to notes to financial statements No. 5 discussed earlier

  Item 2.  Changes in the Securities

             Not Applicable

  Item 3.  Defaults upon Senior Securities

             Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders

             Not Applicable

  Item 5.  Other Information

     On April 30, 2001, the Partnership filed with Securities and Exchange Commission (S.E.C.), Post-Effective Amendment No. 1 to the S-11 Registration Statement (the "Amendment"). The Amendment, containing Supplement No. 1 to the Prospectus ("Supplement") was filed to update the financial statements of the Partnership and the Corporate General Partners, Gymno Corporation and Redwood Mortgage Corp., as well as the operations of the Partnership.

  Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                                    Not Applicable

                  (b) Form 8-K

                                    Form 8-K was filed on February 13, 2001, relating to the subsequent change in accounting firms. On April 11, 2001, the Partnership filed another Form 8-K regarding
                                    D. Russell Burwell's retirement as more
                                    fully discussed earlier under "Management
                                    Discussion".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 7th day of May, 2001.


REDWOOD MORTGAGE INVESTORS VIII


By:       /S/ D. Russell Burwell
          ---------------------------------------------
          D. Russell Burwell, General Partner


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  -------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


By:       Redwood Mortgage Corp.


          By:     /S/ D. Russell Burwell
                  -------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 7th day of May, 2001.


Signature                                    Title                       Date


/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell                       General Partner             May 7, 2001


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                       General Partner             May 7, 2001



/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell                    President of Gymno             May 7, 2001
                                      Corporation1
                                      (Principal Executive Officer);
                                      Director of Gymno Corporation

/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                     Secretary/Treasurer of        May 7, 2001
                                       Gymno Corporation
                                      (Principal Financial
                                      and Accounting Officer);
                                      Director of Gymno Corporation



/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell                    President of Redwood Mortgage  May 7, 2001
                                      Corp., (Principal Executive
                                      Officer); Director of Redwood
                                      Mortgage Corp.


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                    Secretary/Treasurer of         May 7, 2001
                                      Redwood Mortgage Corp.
                                      (Principal Financial and
                                      Accounting Officer);
                                      Director of Redwood Mortgage
                                      Corp.