Form 10-Q
period 2001-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2001-08-13
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended             June 30, 2001
--------------------------------------------------------------------------------
Commission file number         000-27816
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

YES       XX                                    NO
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

YES                     NO                      NOT APPLICABLE      XX
   ----------             ----------                           -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                          JUNE 30, 2001 (unaudited) AND
                           DECEMBER 31, 2000 (audited)


                                     ASSETS

                                                June 30,           December 31,
                                                  2001                 2000
                                              (unaudited)          (audited)
                                            ----------------     ---------------

Cash                                              $1,494,290          $1,459,725
                                            ----------------     ---------------

Accounts receivable:
  Loans, secured by deeds of trust                75,093,062          68,570,992
  Accrued Interest on loans                        1,742,152           1,039,469
  Advances on loans                                   95,070             172,004
  Accounts receivables, unsecured                     57,490              53,838
                                            ----------------     ---------------
                                                  76,987,774          69,836,303

  Less allowance for doubtful accounts             1,707,684           1,344,938
                                            ----------------     ---------------
                                                  75,280,090          68,491,365
                                            ----------------     ---------------

Prepaid expense-deferred loan fee                     12,895              13,416
                                            ----------------     ---------------

                        Total assets             $76,787,275         $69,964,506
                                            ================     ===============
























The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                          JUNE 30, 2001 (unaudited) AND
                           DECEMBER 31, 2000 (audited)

                        LIABILITIES AND PARTNERS' CAPITAL


                                              June 30,             December 31,
                                                2001                   2000
                                            (unaudited)            (audited)
                                        ----------------     -------------------

Liabilities:
  Accounts payable and accrued expenses               $0                 $30,000
  Note payable - bank line of credit          12,825,000              16,400,000
  Deferred interest income                             0                  82,253
                                        ----------------     -------------------

                Total liabilities             12,825,000              16,512,253
                                        ----------------     -------------------

Investors in applicant status                    343,667                 224,900
                                        ----------------     -------------------


Partners' Capital:
   Limited Partners' capital, subject
     to redemption (note 4E): Net of
     unallocated syndication costs of
     $353,066 and $310,438 for 2001 and
     2000, respectively:  and formation
     loan receivable of $3,593,183 and
     $3,010,871 for 2001 and 2000,
     respectively                             63,561,922              53,180,209

   General Partners' Capital, net of
     unallocated syndication costs
     of $3,566 and $3,136 for 2001 and
     2000, respectively                           56,686                  47,144
                                        ----------------     -------------------

        Total Partners' Capital               63,618,608              53,227,353
                                        ----------------     -------------------

        Total Liabilities and
          Partners' Capital                  $76,787,275             $69,964,506
                                        ================     ===================















The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (unaudited)


                                                         Six Months        Six Months        Three Months       Three Months
                                                           Ended             Ended              Ended               Ended
                                                          June 30,          June 30,           June 30,           June 30,
                                                            2001              2000               2001               2000
                                                       ---------------    -------------     ---------------    ----------------
 Revenues:
  Interest on loans                                        $4,330,580       $2,449,524          $2,192,041          $1,367,288
  Interest on bank deposits                                     5,149            9,547                 875               2,229
  Late charges                                                  5,448            6,465               1,742               2,823
  Miscellaneous                                                 4,877            1,050                 550                 500
                                                       ---------------    -------------     ---------------    ----------------
                                                            4,346,054        2,466,586           2,195,208           1,372,840
                                                       ---------------    -------------     ---------------    ----------------

Expenses:
  Loan servicing fees                                         292,088          158,126             145,226              86,832
  Interest on note payable - bank                             637,841          156,368             251,592             142,838
  Amortization of loan origination fees                         6,771            4,792               3,386               2,396
  Provision for doubtful accounts and losses on real
    estate acquired through foreclosure                       362,746           48,659             196,085              45,837
  Asset management fee - General Partners                      65,450           27,323              40,618              14,393
  Clerical costs through Redwood Mortgage Corp.               116,345           52,471              59,541              26,644
  Professional services                                         7,816           31,706               2,816               9,918
  Printing, supplies and postage                               14,430            9,090              10,180               6,407
  Other                                                         9,545            8,552               1,879               1,274
                                                       ---------------    -------------     ---------------    ----------------
                                                            1,513,032          497,087             711,323             336,539
                                                       ---------------    -------------     ---------------    ----------------

Income before interest credited to partners in
  applicant status                                          2,833,022        1,969,499           1,483,885           1,036,301

Interest credited to partners in applicant status                 295            4,587                  97                 127
                                                       ---------------    -------------     ---------------    ----------------

Net Income                                                 $2,832,727       $1,964,912          $1,483,788          $1,036,174
                                                       ===============    =============     ===============    ================

Net income:  To General Partners(1%)                          $28,327          $19,649             $14,838             $10,362
                     To Limited Partners (99%)              2,804,400        1,945,263           1,468,950           1,025,812
                                                       ---------------    -------------     ---------------    ----------------

Total - net income                                         $2,832,727       $1,964,912          $1,483,788          $1,036,174
                                                       ===============    =============     ===============    ================
Net income per $1,000 invested by Limited Partners
 for entire period:
-where income is reinvested and compounded                     $44.36           $41.64              $22.02              $20.61
                                                       ===============    =============     ===============    ================

-where partner receives income in monthly
     distributions                                             $43.56           $40.94              $21.86              $20.47
                                                       ===============    =============     ===============    ================





The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2001 (unaudited)

                                                                                   PARTNERS' CAPITAL
                                                       --------------------------------------------------------------------------
                                                                               LIMITED PARTNERS' CAPITAL
                                                       --------------------------------------------------------------------------
                                                          Capital
                                      Partners In         Account          Unallocated         Formation           Total
                                       Applicant          Limited          Syndication           Loan             Limited
                                        Status            Partners            Costs           Receivable          Partners
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at January 1, 1998                     $0        $22,733,408         $(431,994)       $(1,386,693)     $20,914,721

Contributions on Application             5,105,559                  0                 0                  0                0
Formation Loan increases                         0                  0                 0           (403,518)        (403,518)
Formation Loan payments                          0                  0                 0            133,580          133,580
Interest credited to partners in
applicant status                             4,454                  0                 0                  0                0

Upon admission to Partnership:
    Interest withdrawn                      (1,553)                 0                 0                  0                0

    Transfers to Partners' capital      (5,108,460)         5,103,359                 0                  0        5,103,359

Net Income                                       0          2,251,387                 0                  0        2,251,387
Syndication costs incurred                       0                  0          (126,453)                 0         (126,453)
Allocation of syndication costs                  0           (196,317)          196,317                  0                0
Partners' withdrawals                            0           (847,661)                0                  0         (847,661)
Early withdrawal penalties                       0            (24,066)            8,255             15,727              (84)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1998                   $0        $29,020,110         $(353,875)       $(1,640,904)     $27,025,331

Contributions on Application             9,530,318                  0                 0                  0                0
Formation Loan increases                         0                  0                 0           (708,461)        (708,461)
Formation Loan payments                          0                  0                 0            164,731          164,731
Interest credited to partners in
applicant status                             1,914                  0                 0                  0                0

Upon admission to Partnership:
    Interest withdrawn                      (1,002)                 0                 0                  0                0

    Transfers to Partners' capital      (9,201,230)         9,191,719                 0                  0        9,191,719

Net Income                                       0          2,912,857                 0                  0        2,912,857
Syndication costs incurred                       0                  0          (177,099)                 0         (177,099)
Allocation of syndication costs                  0           (175,012)          175,012                  0                0
Partners' withdrawals                            0         (1,378,924)                0                  0       (1,378,924)
Early withdrawal penalties                       0            (39,725)           13,628             25,960             (137)
                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 1999             $330,000        $39,531,025         $(342,334)       $(2,158,674)     $37,030,017
(continued on next page)
The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2001 (unaudited)

                                                                                 PARTNERS' CAPITAL
                                                       -----------------------------------------------------------------------
                                                                             LIMITED PARTNERS' CAPITAL
                                                       -----------------------------------------------------------------------
                                                           Capital
                                      Partners In          Account          Unallocated         Formation           Total
                                       Applicant           Limited          Syndication           Loan             Limited
                                        Status             Partners            Costs           Receivable          Partners
                                     --------------    ---------------    --------------     --------------    ---------------
(balance forward from previous
page)
Balances at December 31, 1999             $330,000        $39,531,025         $(342,334)       $(2,158,674)     $37,030,017

Contributions on Application            14,887,081                  0                 0                  0                0
Formation Loan increases                         0                  0                 0         (1,102,196)      (1,102,196)
Formation Loan payments                          0                  0                 0            230,116          230,116
Interest credited to partners in
  applicant status                           4,757                  0                 0                  0                0

Upon admission to Partnership:
    Interest withdrawn                        (779)                 0                 0                  0                0
    Transfers to Partners' capital     (14,996,159)        14,981,287                 0                  0       14,981,287

Net Income                                       0          4,244,586                 0                  0        4,244,586
Syndication costs incurred                       0                  0          (226,903)                 0         (226,903)
Allocation of syndication costs                  0           (248,361)          248,361                  0                0
Partners' withdrawals                            0         (1,976,594)                0                  0       (1,976,594)
Early withdrawal penalties                       0            (30,425)           10,438             19,883             (104)

                                     --------------    ---------------    --------------     --------------    ---------------

Balances at December 31, 2000             $224,900        $56,501,518         $(310,438)       $(3,010,871)     $53,180,209

Contributions on Application             9,982,341                  0                 0                  0                0
                                                 0                  0                 0           (757,859)        (757,859)
Formation Loan payments                          0                  0                 0            154,608          154,608
Interest credited to partners in
applicant status                               295                  0                 0                  0                0

Upon admission to Partnership:
    Interest withdrawn                        (128)                 0                 0                  0                0
    Transfers to Partners' capital      (9,863,741)         9,853,769                 0                  0        9,853,769

Net Income                                       0          2,804,400                 0                  0        2,804,400
Syndication costs incurred                       0                  0          (142,719)                 0         (142,719)
Allocation of syndication costs                  0            (89,100)           89,100                  0                0
Partners' withdrawals                            0         (1,530,375)                0                  0       (1,530,375)
Early withdrawal penalties                       0            (32,041)           10,991             20,939             (111)

                                     --------------    ---------------    --------------     --------------    ---------------

Balances at June 30, 2001                 $343,667        $67,508,171         $(353,066)       $(3,593,183)     $63,561,922
                                     ==============    ===============    ==============     ==============    ===============

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2001 (unaudited)

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
  (continued on next page)

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE SIX YEARS ENDED DECEMBER 31, 2000 (audited) AND
                   SIX MONTHS ENDED JUNE 30, 2001 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             -------------------------------------------------------------------------------
                                                             GENERAL PARTNERS' CAPITAL
                                             -----------------------------------------------------------
                                                 Capital
                                                 Account           Unallocated              Total                Total
                                                 General           Syndication             General             Partners'
                                                Partners              Costs               Partners              Capital
                                             ----------------    -----------------    ------------------    ----------------
(balance forward from previous
  page)
Balances at December 31, 1999                        $35,408              $(3,458)              $31,950         $37,061,967

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0          (1,102,196)
Formation Loan payments                                    0                    0                     0             230,116
Interest credited to partners in
    applicant status                                       0                    0                     0                   0

Upon admission to Partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                    14,872                    0                14,872          14,996,159

Net Income                                            42,875                    0                42,875           4,287,461
Syndication costs incurred                                 0               (2,291)               (2,291)           (229,194)
Allocation of syndication costs                       (2,509)               2,509                     0                   0
Partners' withdrawals                                (40,366)                   0               (40,366)         (2,016,960)
Early withdrawal penalties                                 0                  104                   104                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at December 31, 2000                        $50,280              $(3,136)              $47,144         $53,227,353

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0            (757,859)
Formation Loan payments                                    0                    0                     0             154,608
Interest credited to partners in
   applicant status                                        0                    0                     0                   0

Upon admission to Partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     9,972                    0                 9,972           9,863,741

Net Income                                            28,327                    0                28,327           2,832,727
Syndication costs incurred                                 0               (1,441)               (1,441)           (144,160)
Allocation of syndication costs                         (900)                 900                     0                   0
Partners' withdrawals                                (27,427)                   0               (27,427)         (1,557,802)
Early withdrawal penalties                                 0                  111                   111                   0
                                             ----------------    -----------------    ------------------    ----------------

Balances at June 30, 2001                            $60,252              $(3,566)              $56,686         $63,618,608
                                             ================    =================    ==================    ================

The  accompanying notes are an integral part of the  financial statements



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (unaudited)

                                                                        June 30                June 30,
                                                                          2001                   2000
                                                                      (unaudited)             (unaudited)
                                                                     ---------------        ----------------


Cash flows from operating activities:
  Net income                                                             $2,832,727              $1,964,912
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for doubtful accounts                                           362,746                  48,659
  Change in operating assets and liabilities
   Accounts payable                                                         (30,000)                (29,413)
   Accrued interest & advances                                             (625,749)               (492,298)
   Deferred loan fee                                                            521                 (13,959)
   Deferred interest income                                                 (82,253)               (213,529)
                                                                     ---------------        ----------------

      Net cash provided by operating activities                           2,457,992               1,264,372
                                                                     ---------------        ----------------

Cash flows from investing activities:

   Principal collected on loans                                          25,117,889               6,936,605
   Loans made                                                           (31,639,959)            (24,573,720)
   Disposition of  Limited Liability Corporation                                  0                 508,358
   Accounts receivables, unsecured - (disbursements) receipts                (3,652)                 (3,248)
                                                                     ---------------        ----------------

      Net cash used in investing activities                              (6,525,722)            (17,132,005)
                                                                     ---------------        ----------------

Cash flows from financing activities:

   Increase (decrease) in note payable-bank                              (3,575,000)              9,000,000
   Contributions by partner applicants                                    9,982,341               7,116,985
   Interest credited to partners in applicant status                            295                   4,587
   Interest withdrawn by partners in applicant status                          (128)                   (716)
   Partners withdrawals                                                  (1,557,802)               (883,430)
   Syndication costs incurred                                              (144,160)                (96,178)
   Formation Loan increases                                                (757,859)               (541,678)
   Formation Loan collections                                               154,608                 115,477
                                                                     ---------------        ----------------

      Net cash provided by financing activities                           4,102,295              14,715,047
                                                                     ---------------        ----------------

Net increase (decrease) in cash and cash equivalents                         34,565            (  1,152,586)

Cash - beginning of period                                                1,459,725               1,602,568
                                                                     ---------------        ----------------

Cash - end of period                                                     $1,494,290                $449,982
                                                                     ===============        ================

Cash paid for interest                                                     $637,841                $156,368

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993. D. Russell Burwell, Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., (both California Corporations), are the General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a General Partner. At June 30, 2001, the Partnership was in the offering stage, wherein contributed capital totaled $59,611,852 in Limited Partner contributions of an approved aggregate offering of $75,000,000, in Units. As of June 30, 2001, $343,667 remained in applicant status, and total Units sold were in the aggregate of $59,955,519.

     A minimum of $250,000 and a maximum of $15,000,000 in Units were initially offered through qualified broker-dealers. This initial offering was closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the Partnership commenced a third offering for an additional 30,000,000 Units ($30,000,000). As of June 30, 2001, $15,030,928 of
the Third Offering had been sold, with $14,687,261 of these sales contributed to the Partnership and the remaining $343,667 awaiting admittance. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

     Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., a General Partner, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing.

     The Formation Loan relating to the initial $15,000,000 ("Initial Offering") offering totaled $1,074,840, which was 7.2% of Limited Partners contributions of $14,932,017. It is being repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996.

     The Formation Loan relating to the second offering ($30,000,000) ("Second Offering") totaled $2,271,916, which was 7.6% of the Limited Partners contributions of $29,992,574. It is also being repaid, without interest, in ten annual installments of principal, which commenced on January 1, 2001, following the year the Second Offering closed, which was in 2000.

     The Formation Loan relating to the third offering ($30,000,000) ("Third Offering") totaled $1,136,013 at June 30, 2001, which was 7.7% of the Limited Partners contributions of $14,687,261. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating 9% commissions. The principal balance of the Formation Loan will increase as additional sales of Units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

The following summarizes Formation Loan transactions to June 30, 2001:

                                         Initial       Subsequent       Current
                                       Offering of     Offering of      Offering of
                                       $15,000,000     $30,000,000      $30,000,000      Total
                                       -----------    ------------     -------------   ------------

Limited Partner contributions          $14,932,017    $29,992,574       $14,687,261     $59,611,852
                                       ===========    ===========      ==============  =============

Formation Loan made                     $1,074,840     $2,271,916        $1,136,013      $4,482,769
Payments to date                          (404,727)      (367,359)          (18,908)       (790,994)
Early withdrawal penalties applied         (98,592)             0                 0         (98,592)
                                       ------------   ------------     --------------  --------------

Balance June 30, 2001                     $571,521     $1,904,557        $1,117,105      $3,593,183
                                       ============   ============     ==============  ==============
Percent loaned of Partners'
   Contributions                              7.2%           7.6%              7.7%            7.5%
                                       ============   ============     ==============  ==============

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

     Through June 30, 2001,  organization costs of $12,500 and syndication costs
of  $1,541,003  had  been  incurred  by  the  Partnership   with  the  following
distribution:

                                     Syndication
                                        Costs            Costs           Total
                                   --------------    ------------   ------------
Costs incurred                         $1,541,003         $12,500    $1,553,503
Early withdrawal
  penalties applied                       (53,199)              0       (53,199)
Allocated and amortized to date        (1,131,172)        (12,500)   (1,143,672)
                                   ---------------   -------------  ------------
June 30, 2001 balance                    $356,632              $0      $356,632
                                   ===============   ============== ============

     Organization and syndication costs attributable to the Initial Offering were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the General Partners. Applicable gross proceeds were $14,932,017. Related expenditures totaled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%. Syndication costs attributable to the Second Offering totaled $597,784, (2.0% of contributions).

     In August 2000 the Third Offering began incurring syndication costs. As of June 30, 2001 the offering had incurred $373,354 (2.5% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

C. Loans, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. Therefore, they are valued at cost for financial statement purposes with interest thereon being accrued by the simple interest method.

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

     At June 30, 2001 and at December 31, 2000, 1999, and 1998, there were no loans categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average loan to appraised value of security at the time the loans were consummated was 57.78%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At June 30, 2001, there were no properties acquired by the Partnership as real estate owned (REO).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 2001 and December 31, 2000, was as follows:

                                          June 30,           December 31,
                                            2001                 2000
                                        -------------       ---------------

Impaired loans                                     0                     0
Unspecified loans                          1,650,194             1,291,151
Amounts receivable, unsecured                 57,490                53,787
                                        -------------       ---------------
                                          $1,707,684            $1,344,938
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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership loans not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the six months through June 30, 2001, and for the years ended December 31, 2000 and 1999, loan brokerage commissions paid by the borrowers were $776,400, $1,877,921 and $682,118, respectively.

B. Loan Servicing Fees

     Monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Loan servicing fees of $292,088, $505,823, $359,464 and $295,052 were incurred for the six months through June 30, 2001 and for the years ended December 31, 2000, 1999 and 1998, respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $65,450, $60,595, $42,215 and $31,651 were incurred for the six months through June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of June 30, 2001, a General Partner, Gymno Corporation, had contributed $59,943, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

     During the six-month period ending June 30, 2001, and for the years ending December 31, 2000, 1999 and 1998, interest totaling $295, $4,757, $1,914 and
$4,454, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

NOTE 5- LEGAL PROCEEDINGS

     In the normal course of business we may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc, to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or to protect/recoup the Partnership's investment from the real property secured by the deeds. None of these actions would typically be of any material importance. As of the date hereof, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.


NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring June 30, 2002, of up to $20,000,000 at .25% over prime secured by its loan portfolio. The note payable balances were $12,825,000, $16,400,000 and $0 at June 30, 2001, December 31,
2000, and 1999, respectively. The interest rate was 7.00% at June 30, 2001 (6.75% prime plus .25%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership contributed its interest (principally land) to a Limited Liability Corporation
(LLC), which was owned 100% by the Partnership. During the year ended December 31, 2000, the LLC completed construction and sold the property. The LLC was closed and the assets were transferred to the Partnership.

NOTE 8 - INCOME TAXES

     The following reflects reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                               June 30,            December 31,
                                                 2001                  2000
                                          ---------------       ----------------

Net Assets - partners' capital per
  financial statements                        $63,618,608            $53,227,353
Non-amortized syndication costs                   356,632                313,574
Allowance for doubtful accounts                 1,707,684              1,344,938
Formation loans receivable                      3,593,183              3,010,871
                                           --------------       ----------------

Net assets tax basis                          $69,276,107            $57,896,736
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

     (b) Loans (see note 2(c)) carrying value was $75,093,062 at June 30, 2001. The fair value of these investments of $75,984,586 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At June 30, 2001, there were 75 loans outstanding with the following characteristics:

Number of loans outstanding                                                   75
Total loans outstanding                                              $75,093,062

Average loan outstanding                                              $1,001,241
Average loan as percent of total                                           1.33%

Largest loan outstanding                                               7,000,000
Largest loan as percent of total                                           9.32%

Number of counties where security is located (all California)                 14
Largest percentage of loans in one county                                 41.50%
Average loan to appraised value of security
    at time loan was consummated                                          57.78%

Number of loans in foreclosure status                                          2
Amount of loans in foreclosure                                          $416,789

The following loan categories were held at June 30, 2001 and December 31, 2000:
                                                  June 30,         December 31,
                                                ------------       -------------
                                                   2001               2000
                                                ------------       -------------

First Trust Deeds                                $42,656,356         $37,806,032
Second Trust Deeds                                29,307,751          29,799,535
Third Trust Deeds                                  3,128,955             965,425
                                                ------------       -------------
  Total loans                                     75,093,062          68,570,992
Prior liens due other lenders                     59,354,620          37,584,916
                                                ------------       -------------
  Total debt                                    $134,447,682        $106,155,908
                                                ============       =============

Appraised property value at time of loan        $232,694,450        $193,420,663
                                                ============       =============


Total investments as a percent of appraisals          57.78%              54.88%
                                                ============       =============

Investments by Type of Property:
  Owner occupied homes                            $9,468,275          $9,753,617
  Non-Owner occupied homes                        21,399,367          16,471,074
  Apartments                                       7,770,707           8,458,610
  Commercial                                      36,454,713          33,887,691
                                                ------------       -------------
                                                 $75,093,062         $68,570,992
                                                ============       =============

The interest rates on the loans range from 8.00% to 18.00% at June 30, 2001.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

Scheduled loan maturity dates are as follows:

                        Year Ending
                               December 31, Amount
                      ---------------- -- -----------------
                           2001                $33,408,815
                           2002                 25,684,068
                           2003                 10,606,306
                           2004                    863,001
                           2005                    396,260
                        Thereafter               4,134,612
                                          -----------------
                                               $75,093,062
                                          =================


     The scheduled maturities for 2001 include approximately $12,789,302 in loans, which are past maturity at June 30, 2001. Interest payments on nine of these loans were delinquent.

     The cash balance at June 30, 2001 of $1,494,290 was in one bank with interest bearing balances totaling $1,318,754. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $1,394,290. This bank is the same financial institution that has provided the Partnership with the $20,000,000 line of credit (LOC). At June 30, 2001, the LOC had a balance of $12,825,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new loans or used to pay-down the line of credit balance.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On June 30, 2001, the Partnership was in the offering stage of its third offering for $30,000,000. Contributed capital totaled $14,932,017 for the first offering, $29,992,574 for the second offering and $15,030,928 for the third offering, an aggregate of $59,955,519 (Limited Partners) as of June 30, 2001. Of the $15,030,928 for the third offering $343,667 remained in applicant status.

     At June 30, 2001, the Partnership's loans outstanding totaled $75,093,062. The primary reason for an increase in loans outstanding from $25,304,989 in 1997, to $31,905,958 in 1998 to $35,693,147 in 1999 to $68,570,992 to December
31, 2000, and to $75,093,062 as of June 30, 2001, was the additional capital admitted to the Partnership through sale of Limited Partnership Units and due to the compounding of Limited Partner's earnings in their Capital Accounts. Additional Limited Partners' Capital contributions have totaled $5,565,372, $5,100,458, $9,520,806, $14,872,209 and $9,972,369 and the reinvestment of earnings by Limited Partners who have elected to reinvest earnings, have totaled $1,119,465, $1,440,687, $1,911,554, $2,751,266 and $1,913,685, for the years ended December 31, 1997, 1998, 1999, and 2000, and the six months ended June 30, 2001, respectively. Loans outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding loans raised the interest earned on loans for the years ended December 31, 1997, 1998, 1999, 2000, and the six months ended June 30, 2001, to $2,613,008,
$3,376,293,  $4,337,427, $6,261,470 and $4,330,580 respectively.  Interest rates on loans ranged from 8.00% to 18.00%. The Partnership began funding loans on April 14, 1993 and as of June 30, 2001, distributed earnings at an average annualized yield of 8.42%.

     Since the fall of 1999, mortgage interest rates had been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with six successive cuts, ranging from .25% to .50%. The latest cut being June 27, 2001, which reduced the Federal Funds Rate to 3.75%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners anticipate that rates charged by the Partnership to its borrowers will be somewhat lower than the first half of 2001. The General Partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments and funds, which are being generated from Partnership unit sales, occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the remainder of the year. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight and one half and nine and one quarter percent (8.50% - 9.25%) for the remainder of 2001.

     In 1995, the Partnership established a line of credit with a commercial bank secured by its loans and since its inception has increased the limit from $3,000,000 to $20,000,000. For the years ended December 31, 1997, 1998, 1999,
2000 and six months through June 30, 2001, interest on Note Payable-Bank was $340,633, $513,566, $526,697, $887,546 and $637,841, respectively. For 1997,
1998, 1999, 2000, and six months through June 30, 2001, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Additionally, the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of June 30, 2001, the balance was $12,825,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Loan servicing fees increased from $189,692, to $295,052, to $359,464, to $505,823, and to $292,088 for the years ended December 31, 1997, 1998, 1999,
2000 and six months through June 30, 2001. The loan servicing fees increased primarily due to increase in the outstanding loan portfolio. Asset Management fees increased from $24,966, to $31,651, to $42,215 to $60,595, and to $65,450
for the years ended December 31, 1997, 1998, 1999, 2000, and six months through June 30, 2001, respectively. The Asset Management fee increase was due primarily to the increased Partner's capital, which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank, which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

     The General  Partners  regularly  review the loan portfolio,  examining the status of delinquencies, the underlying collateral securing these loans, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. At June 30, 2001, the Partnership had initiated foreclosure proceedings against two borrowers. Foreclosures are a normal aspect of the lending business and occur as an enforcement tool to the provisions of the notes and deeds of trust. In 1997, 1998, 1999, 2000, and the six months through June 30, 2001, the Partnership made provisions for doubtful accounts of $139,804, $162,969, $408,890, $375,579, and
$362,746, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against losses. The provision for doubtful accounts as of June 30, 2001, of $1,707,684 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     The Partnership makes loans primarily in Northern California. As of June 30, 2001, approximately 81%, ($61,096,672) of the loans held by the Partnership were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area.

     The United States economy has slowed from the robust Gross Domestic Product growth levels of 4.2% in 1999 and 5.0% in 2000 to a growth rate of 1.2% and .7% for the 1st and 2nd quarter of 2001. In response to the slow down in economic activity, the Federal Reserve has been acting primarily through reductions in the Federal Funds rates to stimulate the United States economy. Their interest rate cuts have lowered the Federal Funds rate from 6.5% to 3.75% or 42% over the course of the first half of 2001. Like the rest of the nation, the San Francisco Bay Area has also felt the slow down in economic growth. The technology companies of Silicon Valley and other industries are feeling the effects of the overall US economy slowdown, which include lower earnings, losses and layoffs. The Northern California real estate market and particularly the San Francisco Bay Area real estate marketplace experienced increases in values of over 10% in 1999 and in 2000. Throughout 2000, in the San Francisco Bay Area residential marketplace, offers for residential real estate were often at or above asking price. The residential market has slowed and is returning to a more normal market, wherein buyers and sellers negotiate the terms of a sale without undue influence from other buyers desiring the property. This has resulted in longer listing and transaction times. According to DataQuick Information Systems, April 2001, the number of home sales for the San Francisco Bay Area, were 15.8% lower than the previous April, yet the median sales price increased 9.4% to $394,000 during this same period. In our opinion mid priced and lower end homes have continued to increase in value although at a reduced rate from 2000, while the high end homes have begun to decrease in value. The Partnership may experience higher delinquencies due to layoffs or from borrowers who need to sell their homes in order to repay their debt not anticipating currently existing transaction times.

     For commercial properties vacancy rates continued to increase as space absorption has slowed and sub lease space has been put on the market. According to Grubb and Ellis vacancy in Class A and B space in San Francisco reached 7.7 percent at the end of the lst quarter of 2001. Vacancy rates for other cities in the San Francisco Bay Area followed a similar trend. According to Grubb and Ellis, one indication that the bottom of the market may be reached soon is that the rate of increase in the vacancy rate has slowed. After increasing by nearly 2 percentage points a month during the first quarter, the vacancy rate increased at less than 1 percent a month during the second quarter. The Partnership may experience delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures or the completion of building renovations.

     The Partnership had an average loan to value ratio computed as of the date the loan was made of 57.78%, as of June 30, 2001. This did not account for any increases in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.

     On April 6th 2001, Pacific Gas and Electric (PG&E) California's biggest public utility company filed for Chapter 11 bankruptcy. The full effect of PG&E's bankruptcy is unknown. Stockholders, other utility companies and banks that loaned PG&E millions of dollars were particularly hit hard. When a company like PG&E goes bankrupt, it has a ripple effect. This has not only affected the hi-tech and manufacturing industries, professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher costs to consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. The state government, PG&E and others are working diligently to solve the power crisis in California. The likely result is that electric and natural gas will cost consumers more than ever before. This may have some effect upon real estate values as demand for real estate could be reduced as companies make long term plans to locate in areas without power delivery problems and lower cost power availability.

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, 1998, 1999, and 2000, and for the six months through June 30, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $495,480, $614,383, $826,291, $1,244,959, and $890,715, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs' for the years ended December 31, 1997, 1998, 1999, and 2000, and six months through June 30, 2001, to Limited Partners' capital accounts and not withdrawn was $1,119,465, $1,440,687, $1,911,554, $2,751,266, and $1,824,585, respectively. As of December 31, 1997,
1998, 1999 and 2000, Limited Partners electing to withdraw earnings represented 30%, 30%, 31% and 32% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five-year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners' investment has the effect of providing Limited Partner liquidity, which the General Partners then expect a certain percentage of the Limited Partners to choose this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings during the offering period. The General Partners expect to see increasing numbers of Limited Partner withdrawals during a Limited Partner's 5th through 10th anniversary, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. Since the five-year hold period for most of the investors has yet to expire, as of June 30, 2001, many Limited Partners may not as yet avail themselves of this provision for liquidation.

     Earnings  and  capital  liquidations   including  early  withdrawals  since
inception, 1993 through June 30, 2001 were:

                             Earnings             Capital
                           Liquidation          Liquidation           Total
                        ------------------    --------------     ---------------

           1993                    $46,855                 0             $46,855
           1994                   $165,814                 0            $165,814
           1995                   $303,477      *     $5,640            $309,117
           1996                   $418,380      *   $146,755            $565,135
           1997                   $495,480      *   $132,619            $628,099
           1998                   $614,383      *   $257,344            $871,727
           1999                   $826,291      *   $592,357          $1,418,648
           2000                 $1,244,959      *   $762,060          $2,007,019
    Six months through
       June 30, 2001              $890,715      *   $671,701          $1,562,416

* Includes early withdrawal penalties

     Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, 1998, 1999, and 2000, and six months through June 30, 2001, $132,619,
$244,213, $411,838, $309,643, and $333,517 respectively were liquidated subject to the 10% penalty for early withdrawal. This represents 0.63%, 0.90%, 1.11%,
 .58%, and .52% (1.05% annualized) of the Limited Partners ending capital for the years ended December 31, 1997, 1998, 1999, 2000, and six months through June 30, 2001, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, 1998, 1999, and 2000, and six months through June 30, 2001, respectively, and is expected by the General Partners to commonly occur at these levels.

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

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire as a General Partner of the Partnership effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Through December 31, 2000 and under Russ' stewardship, Redwood Mortgage Investor's VIII raised $49,983,150 in Limited Partner Capital contributions and at June 30, 2001 had $63,561,922 in remaining Limited Partner Capital.

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

     While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

     The accounting firm of Caporicci, Cropper & Larson, LLP ("CCL"), the successor in interest to Parodi & Cropper, CPA's, was retained as the Partnership's independent public accountants when the Partnership commenced operations in 1993. Bruce Cropper and John Cropper, formerly partners at CCL, were the Partnership's principal contacts at CCL. Bruce Cropper and John Cropper have been performing audit and accounting services for the benefit of the Partnership's General Partners and their affiliates for over 18 years. Effective as of December 31, 2000, CCL resigned from its engagement as the Partnership's independent public accountants due to the withdrawal of Bruce Cropper and John Cropper from the CCL partnership, making it necessary for the Partnership to retain new independent public accountants. Bruce Cropper and John Cropper subsequently joined the accounting firm of Armanino McKenna, LLP ("Armanino"). Based upon the long-standing relationship between the Partnership and Bruce Cropper and John Cropper, the Partnership's General Partner determined that it was in the best interest of the Partnership to retain Armanino as the Partnership's independent public accountants, effective as of January 1, 2001. The Partnership believes, and has been advised by Mr. John Cropper that he concurs, that for the two fiscal years ended December 31, 2000, the Partnership and CCL, as well as Armanino, did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of CCL, would have caused CCL to make reference in connection with its report on the Partnership's financial statements to the subject matter of the disagreement. The report of CCL on the Partnership's financial statements for the years ending December 31, 1998 and December 31, 1999, as well as the report of Armanino for the year ending December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ended June 30, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                      Description of Compensation
Entity Receiving Compensation            and Services Rendered            Amount
--------------------------------------------------------------------------------

I. Redwood Mortgage Corp.             Loan Servicing Fee for
                                      servicing loans . . . . . . .     $292,088

General Partners &/or Affiliates      Asset Management Fee for
                                      managing assets . . . . . . .      $65,450

General Partners                      1% interest in profits . . .       $28,327
                                      Less allocation of
                                        syndication costs . . . . .         $900
                                                                       ---------
                                                                         $27,427

General Partners &/or Affiliates      Portion of early withdrawal
                                      penalties applied to reduce
                                      Formation Loan . . . . . . . .     $20,939


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.   Mortgage Brokerage Commissions for services
                         in connection with the review, selection,
                         evaluation, negotiation, and extension of
                         the loans paid by the borrowers and  not by
                         the Partnership . . . . . . . . . . . . . .    $776,400


Redwood Mortgage Corp.  Processing and Escrow Fees for services in credit connection with notary, document preparation, investigation, and escrow fees payable by the
                        borrowers and not by the Partnership . . . .     $12,510

Gymno Corporation, Inc. Reconveyance Fee . . . . . . . . . . . . . .      $2,134


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . .   $116,345

LOAN PORTFOLIO SUMMARY AS OF JUNE 30, 2001
Partnership Highlights



First Trust Deeds                                                $42,656,355.65
Appraised Value of Properties*                                    86,570,380.00
Total Investment as a % of Appraised Value                               49.27%

First Trust Deed Loans                                            42,656,355.65
Second Trust Deed Loans                                           29,307,751.23
Third Trust Deed Loans                                             3,128,955.52
                                                            --------------------
                                                                 $75,093,062.40

First Trust Deeds due other Lenders                               50,327,216.33
Second Trust Deeds due other Lenders                               9,027,404.00
                                                            --------------------

Total Debt                                                      $134,447,682.73

Appraised Property Value*                                       $232,694,450.00
Total Investment as a % of Appraised Value                               57.78%

Number of Loans Outstanding                                                  75

Average Investment                                                $1,001,240.83
Average Investment as a % of loans outstanding                            1.33%
Largest Investment Outstanding                                    $7,000,000.00
Largest Investment as a % of loans outstanding                            9.32%




First Trust Deed Loans                                                  56.80%
Second Trust Deed Loans                                                 39.03%
Third Trust Deed Loans                                                   4.17%
                                                                ---------------
Total                                                                  100.00%

Loans by Type of Property
                                             Amount                Percent
                                        ------------------      ---------------

Owner Occupied Homes                         9,468,274.74               12.61%
Non Owner Occupied Homes                    21,399,366.64               28.50%
Apartments                                   7,770,707.44               10.35%
Commercial                                  36,454,713.58               48.54%
                                        ------------------      ---------------
Total                                       75,093,062.40              100.00%

Statement of Conditions of Loans.

Number of Loans in Foreclosure     2

*Values used are the appraised values utilized at the time the loan was consummated.

               Diversification by              Total
                       County                  Loans              Percent

               San Francisco                  31,163,715.88           41.50
               San Mateo                       8,811,696.17           11.73
               Alameda                         7,607,745.67           10.13
               Santa Clara                     6,731,859.01            8.96
               Stanislaus                      5,629,983.00            7.50
               Marin                           4,554,424.26            6.07
               Los Angeles                     3,551,697.03            4.73
               Napa                            2,356,024.44            3.14
               Contra Costa                    2,228,230.76            2.97
               Placer                          1,361,357.76            1.81
               Lake                              737,500.00             .98
               Fresno                            126,934.22             .17
               Merced                            181,894.20             .24
               Riverside                          50,000.00             .07
                                        --------------------    ------------

               Total                         $75,093,062.40         100.00%
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

                  Not Applicable

  Item 3.     Defaults upon Senior Securities

                  Not Applicable

  Item 4.     Submission of Matters to a Vote of Security Holders

                  Not Applicable

  Item 5.     Other Information

                  On April 30, 2001, the Partnership filed with Securities and Exchange Commission (S.E.C.), Post-Effective Amendment No.1 to the S-11 Registration Statement (the "Amendment"). The Amendment, containing Supplement No. 1 to the Prospectus ("Supplement") was filed to update the financial statements of the Partnership and the Corporate General Partners, Gymno Corporation and Redwood Mortgage Corp., as well as the operations of the Partnership.

  Item 6.     Exhibits and Reports on Form 8-K.

                (a) Exhibits

                  Not Applicable

                (b) Form 8-K

                  Form 8-K was filed on February 7, 2000, relating to a change by the Partnership's accountants in accounting firms. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change by the Partnership's accountants to another accounting firm. On April 11, 2001, the Partnership filed another Form 8-K regarding D. Russell Burwell's retirement as more fully discussed earlier under "Management Discussion and Analysis" section. An Amended Form 8-K was filed on August 3, 2001 regarding the Partnership's change in Accountants as more fully set forth under the section entitled "Management Discussion and Analysis".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of August 2001.


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


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                     Michael R. Burwell, Secretary/Treasurer


By:       Redwood Mortgage Corp.


          By:     /S/ D. Russell Burwell
                  -------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                     Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 13th day of August 2001.


Signature                                Title                       Date


/S/ D. Russell Burwell
-------------------------------
D. Russell Burwell                  General Partner              August 13, 2001


/S/ Michael R. Burwell
-------------------------------
Michael R. Burwell                  General Partner              August 13, 2001



/S/ D. Russell Burwell
-------------------------------
D. Russell Burwell            President of Gymno Corporation,    August 13, 2001
                               (Principal Executive Officer);
                                Director of Gymno Corporation

/S/ Michael R. Burwell
-------------------------------
Michael R. Burwell            Secretary/Treasurer of Gymno       August 13, 2001
                            Corporation (Principal Financial
                                 and Accounting Officer);
                              Director of Gymno Corporation



/S/ D. Russell Burwell
-------------------------------
D. Russell Burwell            President of Redwood Mortgage      August 13, 2001
                               Corp., (Principal Executive
                              Officer); Director of Redwood
                                     Mortgage Corp.


/S/ Michael R. Burwell
-------------------------------
Michael R. Burwell            Secretary/Treasurer of Redwood     August 13, 2001
                                Mortgage Corp. (Principal
                             Financial and Accounting Officer);
                             Director of Redwood Mortgage Corp.