Form 10-Q
period 2001-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2001-11-13
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                 September 30, 2001
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

YES           XX                                    NO
        ------------------                               ------------------

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

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                       SEPTEMBER 30, 2001 (unaudited) AND
                          DECEMBER 31, 2000 (audited)


                                     ASSETS

                                               September 30,        December 31,
                                                   2001                 2000
                                                (unaudited)          (audited)
                                              -------------       --------------

Cash                                             $2,511,523          $1,459,725
                                              --------------      --------------

Accounts receivable:
  Loans, secured by deeds of trust               77,379,705          68,570,992
  Accrued Interest on loans                       2,385,102           1,039,469
  Advances on loans                                 123,229             172,004
  Accounts receivables, unsecured                    58,353              53,838
                                              -------------       --------------
                                                 79,946,389          69,836,303

  Less allowance for doubtful accounts            1,933,198           1,344,938
                                              -------------       --------------
                                                 78,013,191          68,491,365
                                              -------------       --------------

Prepaid expense-deferred loan fee                     9,509              13,416
                                              -------------       --------------
       Total assets                             $80,534,223         $69,964,506
                                              =============       ==============
























The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                       SEPTEMBER 30, 2001 (unaudited) AND
                           DECEMBER 31, 2000 (audited)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                September 30,       December 31,
                                                    2001                2000
                                                (unaudited)            (audited)
                                             ----------------     --------------

Liabilities:
  Accounts payable and accrued expenses                  $0              $30,000
  Note payable - bank line of credit             11,025,000           16,400,000
  Deferred interest income                                0               82,253
                                             ----------------     --------------

            Total liabilities                    11,025,000           16,512,253
                                             ----------------     --------------

Investors in applicant status                       188,000              224,900
                                             ----------------     --------------


Partners' Capital:
     Limited Partners' capital, subject to redemption (note 4E):
       Net of unallocated syndication costs of $338,749 and $310,438 for 2001 and 2000, respectively:
       and formation loan receivable
       of $3,870,075 and $3,010,871
       for 2001 and 2000, respectively           69,259,223           53,180,209

General Partners' Capital, net of unallocated
       syndication costs of $3,422 and $3,136
       for 2001 and 2000, respectively               62,000               47,144
                                             ----------------    ---------------

 Total Partners' Capital                         69,321,223           53,227,353
                                             ----------------    ---------------

 Total Liabilities and Partners' Capital        $80,534,223          $69,964,506
                                             ================    ===============















The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                      FOR THE NINE AND THREE MONTHS ENDED
                    SEPTEMBER 30, 2001 AND 2000 (unaudited)


                                                         Nine                Nine                 Three                Three
                                                        Months              Months               Months               Months
                                                        Ended                Ended                Ended                Ended
                                                    September 30,        September 30,        September 30,        September 30,
                                                         2001                2000                 2001                 2000
                                                  -----------------    ----------------     ----------------     ----------------
Revenues:
  Interest on loans                                      $6,586,982          $4,281,466           $2,256,402           $1,831,942
  Interest on bank deposits                                   7,234              11,025                2,085                1,478
  Late charges                                               10,950              48,348                5,502               41,883
  Miscellaneous                                               5,427               9,875                  550                8,825
                                                   -----------------    ----------------     ----------------     ----------------
                                                          6,610,593           4,350,714            2,264,539            1,884,128
                                                   -----------------    ----------------     ----------------     ----------------

Expenses:
  Loan servicing fees                                       422,658             355,819              130,570              197,693
  Interest on note payable - bank                           838,669             509,733              200,828              353,365
  Amortization of loan origination fees                      10,156               8,490                3,385                3,698
  Provision for doubtful accounts and losses
    on real estate acquired through foreclosure             588,260             207,555              225,514              158,896
  Asset management fee - General Partners                   110,048              43,204               44,598               15,881
  Clerical costs through Redwood Mortgage
    Corp.                                                   177,929              80,277               61,584               27,806
  Professional services                                       9,867              32,456                2,051                  750
  Printing, supplies and postage                             21,513              14,171                7,083                5,081
  Other                                                       9,565               8,564                   20                   12
                                                   -----------------    ----------------     ----------------     ----------------
                                                          2,188,665           1,260,269              675,633              763,182
                                                  -----------------    ----------------     ----------------     ----------------

Income before interest credited to partners in
  applicant status                                        4,421,928           3,090,445            1,588,906            1,120,946

Interest credited to partners in applicant status               565               4,651                  270                   64
                                                   -----------------    ----------------     ----------------     ----------------

Net Income                                               $4,421,363          $3,085,794           $1,588,636           $1,120,882
                                                   =================    ================     ================     ================

Net income:  To General Partners(1%)                        $44,213             $30,858              $15,886              $11,209
                     To Limited Partners (99%)            4,377,150           3,054,936            1,572,750            1,109,673
                                                   -----------------    ----------------     ----------------     ----------------
Total - net income                                       $4,421,363          $3,085,794           $1,588,636           $1,120,882
                                                   =================    ================     ================     ================

Net income per $1,000 invested by Limited Partners for entire period:
-where income is reinvested and compounded                   $67.07              $63.31               $21.74               $20.80
                                                  =================    ================     ================     ================

-where partner receives income in monthly
     distributions                                           $65.15              $61.60               $21.59               $20.66
                                                   =================    ================     ================     ================


The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)

                                                                                  PARTNERS' CAPITAL
                                                       --------------------------------------------------------------------------
                                                                               LIMITED PARTNERS' CAPITAL
                                                       --------------------------------------------------------------------------
                                                          Capital
                                      Partners In         Account          Unallocated         Formation           Total
                                       Applicant          Limited          Syndication           Loan             Limited
                                        Status            Partners            Costs           Receivable          Partners
                                     --------------    ---------------    --------------     --------------    --------------- --

Balances at January 1, 1998                     $0        $22,733,408      $(   431,994   )   $( 1,386,693  )     $20,914,721

Contributions on Application             5,105,559                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0       (    403,518  )      (  403,518  )
Formation Loan payments                          0                  0                 0            133,580            133,580
Interest credited to partners in
applicant status                             4,454                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                 (     1,553  )               0                 0                  0                  0

    Transfers to Partners' capital     ( 5,108,460  )       5,103,359                 0                  0          5,103,359

Net Income                                       0          2,251,387                 0                  0          2,251,387
Syndication costs incurred                       0                  0       (   126,453   )              0        (   126,453  )
Allocation of syndication costs                  0        (   196,317  )        196,317                  0                  0
Partners' withdrawals                            0        (   847,661  )              0                  0        (   847,661  )
Early withdrawal penalties                       0       (     24,066  )          8,255             15,727        (        84  )
                                     --------------    ---------------    --------------     --------------    --------------- --

Balances at December 31, 1998                   $0        $29,020,110       $(  353,875   )   $( 1,640,904  )     $27,025,331

Contributions on Application             9,530,318                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0       (    708,461  )     (   708,461  )
Formation Loan payments                          0                  0                 0            164,731            164,731
Interest credited to partners in
applicant status                             1,914                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                 (     1,002  )               0                 0                  0                  0
    Transfers to Partners' capital     ( 9,201,230  )       9,191,719                 0                  0          9,191,719

Net Income                                       0          2,912,857                 0                  0          2,912,857
Syndication costs incurred                       0                  0        (  177,099   )              0       (    177,099  )
Allocation of syndication costs                  0       (    175,012  )        175,012                  0                  0
Partners' withdrawals                            0        ( 1,378,924  )              0                  0        ( 1,378,924  )
Early withdrawal penalties                       0      (      39,725  )         13,628             25,960        (       137  )
                                     --------------    ---------------    --------------     -------------- -- --------------- --

Balances at December 31, 1999             $330,000        $39,531,025       $(  342,334   )   $( 2,158,674  )     $37,030,017
(continued on next page)
The accompanying notes are an integral part of the financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
               NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)

                                                                                 PARTNERS' CAPITAL
                                                       -----------------------------------------------------------------------
                                                                             LIMITED PARTNERS' CAPITAL
                                                       -----------------------------------------------------------------------
                                                          Capital
                                      Partners In         Account          Unallocated         Formation           Total
                                       Applicant          Limited          Syndication           Loan             Limited
                                        Status            Partners            Costs           Receivable          Partners
                                     --------------    ---------------    --------------     --------------    --------------- --
(balance forward from previous
page)
Balances at December 31, 1999             $330,000        $39,531,025        $( 342,334   )   $( 2,158,674  )     $37,030,017

Contributions on Application            14,887,081                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0        ( 1,102,196  )     ( 1,102,196  )
Formation Loan payments                          0                  0                 0            230,116            230,116
Interest credited to partners in
  applicant status                           4,757                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                (        779  )               0                 0                  0                  0
    Transfers to Partners' capital    ( 14,996,159  )      14,981,287                 0                  0         14,981,287

Net Income                                       0          4,244,586                 0                  0          4,244,586
Syndication costs incurred                       0                  0         ( 226,903   )              0       (    226,903  )
Allocation of syndication costs                  0      (     248,361  )        248,361                  0                  0
Partners' withdrawals                            0      (   1,976,594  )              0                  0       ( 1,976,594   )
Early withdrawal penalties                       0      (      30,425  )         10,438             19,883       (       104   )
                                     --------------    ---------------    --------------     --------------    --------------- --

Balances at December 31, 2000             $224,900        $56,501,518        $( 310,438   )   $( 3,010,871  )     $53,180,209

Contributions on Application            15,157,435                  0                 0                  0                  0
Formation Loan increases                         0                  0                 0       (  1,122,355  )    (  1,122,355  )
Formation Loan payments                          0                  0                 0            229,579            229,579
Interest credited to partners in
applicant status                               565                  0                 0                  0                  0

Upon admission to Partnership:
    Interest withdrawn                (        254  )               0                 0                  0                  0
    Transfers to Partners' capital    ( 15,194,646  )      15,179,504                 0                  0         15,179,504

Net Income                                       0          4,377,150                 0                  0          4,377,150
Syndication costs incurred                       0                  0         ( 179,583   )              0       (    179,583 )
Allocation of syndication costs                  0      (     133,650  )        133,650                  0                  0
Partners' withdrawals                            0      (   2,405,103  )              0                  0       ( 2,405,103  )
Early withdrawal penalties                       0      (      51,372  )         17,622             33,572       (       178  )
                                     --------------    ---------------    --------------     --------------    --------------- --

Balances at September 30, 2001            $188,000        $73,468,047        $( 338,749   )   $( 3,870,075  )   $69,259,223
                                     ==============    ===============    ==============     ==============    =============== ==

The accompanying notes are an integral part of the financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
             NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             -------------------------------------------------------------------------------
                                                             GENERAL PARTNERS' CAPITAL
                                            ---------------- -- ----------------- -- ------------------
                                                 Capital
                                                 Account           Unallocated              Total                Total
                                                 General           Syndication             General             Partners'
                                                Partners              Costs               Partners              Capital
                                             ----------------    -----------------    ------------------    ---------------- --

Balances at January 1, 1998                          $20,796          $(    4,364  )            $16,432         $20,931,153

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0          (  403,518  )
Formation Loan payments                                    0                    0                     0             133,580
Interest credited to partners in                           0                    0                     0                   0
   applicant status

Upon admission to Partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     5,101                    0                 5,101           5,108,460

Net Income                                            22,741                    0                22,741           2,274,128
Syndication costs incurred                                 0            (   1,277  )         (    1,277  )       (  127,730  )
Allocation of syndication costs                  (     1,983  )             1,983                     0                   0
Partners' withdrawals                            (   20,758  )                  0             (  20,758  )       (  868,419  )
Early withdrawal penalties                                 0                   84                    84                   0
                                             ----------------    -----------------    ------------------    ---------------- --

Balances at December 31, 1998                        $25,897            $(  3,574  )            $22,323         $27,047,654

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0         (   708,461  )
Formation Loan payments                                    0                    0                     0             164,731
Interest credited to partners in
applicant status                                           0                    0                     0                   0

Upon admission to Partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                     9,511                    0                 9,511           9,201,230

Net Income                                            29,423                    0                29,423           2,942,280
Syndication costs incurred                                 0             (  1,789  )         (    1,789  )     (    178,888  )
Allocation of syndication costs                   (    1,768  )             1,768                     0                   0
Partners' withdrawals                             (  27,655  )                  0             (  27,655  )      ( 1,406,579  )
Early withdrawal penalties                                 0                  137                   137                   0
                                             ----------------    -----------------    ------------------    ---------------- --

Balances at December 31, 1999                        $35,408             $( 3,458  )            $31,950         $37,061,967
  (continued on next page)

The accompanying notes are an integral part of the financial statements


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)

                                                                           PARTNERS' CAPITAL
                                             -------------------------------------------------------------------------------
                                                             GENERAL PARTNERS' CAPITAL
                                             ---------------- -- ----------------- -- ------------------
                                                 Capital
                                                 Account           Unallocated              Total                Total
                                                 General           Syndication             General             Partners'
                                                Partners              Costs               Partners              Capital
                                             ----------------    -----------------    ------------------    ----------------
(balance forward from previous
  page)
Balances at December 31, 1999                        $35,408           $(   3,458  )            $31,950         $37,061,967

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0         ( 1,102,196  )
Formation Loan payments                                    0                    0                     0             230,116
Interest credited to partners in
    applicant status                                       0                    0                     0                   0

Upon admission to Partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                    14,872                    0                14,872          14,996,159

Net Income                                            42,875                    0                42,875           4,287,461
Syndication costs incurred                                 0            (   2,291  )         (    2,291  )     (    229,194  )
Allocation of syndication costs                   (    2,509  )             2,509                     0                   0
Partners' withdrawals                              (  40,366  )                 0             (  40,366  )      ( 2,016,960  )
Early withdrawal penalties                                 0                  104                   104                   0
                                             ----------------    -----------------    ------------------    ---------------- --

Balances at December 31, 2000                        $50,280           $(   3,136  )            $47,144         $53,227,353

Contributions on Application                               0                    0                     0                   0
Formation Loan increases                                   0                    0                     0       (   1,122,355  )
Formation Loan payments                                    0                    0                     0             229,579
Interest credited to partners in
   applicant status                                        0                    0                     0                   0

Upon admission to Partnership:
    Interest withdrawn                                     0                    0                     0                   0
    Transfers to Partners' capital                    15,142                    0                15,142          15,194,646

Net Income                                            44,213                    0                44,213           4,421,363
Syndication costs incurred                                 0            (   1,814  )         (    1,814  )     (    181,397  )
Allocation of syndication costs                   (    1,350  )             1,350                     0                   0
Partners' withdrawals                              (  42,863  )                 0             (  42,863  )      ( 2,447,966  )
Early withdrawal penalties                                 0                  178                   178                   0
                                             ----------------    -----------------    ------------------    ---------------- --

Balances at September 30, 2001                       $65,422           $(   3,422  )            $62,000         $69,321,223
                                             ================    =================    ==================    ================ ==

The  accompanying notes are an integral part of the  financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)

                                                  September 30     September 30
                                                       2001            2000
                                                  (unaudited)       (unaudited)
                                               ---------------    -------------
Cash flows from operating activities:
  Net income                                       $4,421,363       $3,085,794
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Provision for doubtful accounts                     588,260          207,555
  Change in operating assets and liabilities
   Accounts payable                               (    30,000 )        470,587
   Accrued interest & advances                    ( 1,296,858 )          4,998
   Deferred loan fee                                    3,907       (   10,261 )
   Deferred interest income                       (    82,253 )     (  213,529 )
                                               ---------------    -------------
      Net cash provided by operating activities     3,604,419        3,545,144
                                               ---------------    -------------

Cash flows from investing activities:
   Principal collected on loa                      30,904,966       13,345,305
   Loans made                                    ( 39,713,679 )   ( 43,681,421 )
   Disposition of  Limited Liability Corporation            0          508,358
   Accounts receivables,
        unsecured - (disbursements) receipts     (      4,515 )   (      4,643 )
                                                ---------------   --------------

      Net cash used in investing activities      (  8,813,228 )   ( 29,832,401 )
                                                ---------------   --------------

Cash flows from financing activities:

   Increase (decrease) in note payable-bank      (  5,375,000 )     15,000,000
   Contributions by partner applicants             15,157,435       12,448,601
   Interest credited to partners
      in applicant status                                 565            4,651
   Interest withdrawn by partners
      in applicant status                             (   254 )    (       734 )
   Partners withdrawals                          (  2,447,966 )    ( 1,392,427 )
   Syndication costs incurred                    (    181,397 )    (   150,944 )
   Formation Loan increases                      (  1,122,355 )    (   889,153 )
   Formation Loan collections                         229,579          173,126
                                                ---------------   --------------

   Netcash provided byfinancing activities          6,260,607       25,193,120
                                                ---------------   --------------

Net increase(decrease) in cash
    and cash equivalents                            1,051,798      ( 1,094,137 )

Cash - beginning of period                          1,459,725        1,602,568
                                                ---------------   --------------

Cash - end of period                               $2,511,523         $508,431
                                                ===============   ==============

Cash paid for interest                               $838,669         $509,733

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993. Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., (both California Corporations), are the General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a General Partner. At September 30, 2001, the Partnership was in its third offering ($30,000,000), wherein contributed capital totaled $20,200,852, of which $188,000 remained in applicant status. As of September 30, 2001, contributed capital of the two prior offerings totaled $44,924,591, which brought the combined contributed capital to $65,125,443 of the aggregate offering of $75,000,000, in Units.

     A minimum of $250,000 and a maximum of $15,000,000 in Units were initially offered through qualified broker-dealers. This initial offering was closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the Partnership commenced a third offering for an additional 30,000,000 Units ($30,000,000). As of September 30, 2001, $20,200,852
of the Third Offering had been sold, with $20,012,852 of these sales contributed to the Partnership and the remaining $188,000 in applicant status awaiting admittance. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis, while others have elected to reinvest their earnings.
A. Sales Commissions - Formation Loan Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., a General Partner, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing.

     The Formation Loan relating to the initial $15,000,000 ("Initial Offering") offering totaled $1,074,840, which was 7.2% of Limited Partners contributions of $14,932,017. It is being repaid, without interest, in ten annual installments of principal of $107,524, which commenced on January 1, 1997, following the year the initial offering closed, which was in 1996.

     The Formation Loan relating to the second offering ($30,000,000) ("Second Offering") totaled $2,271,916, which was 7.6% of the Limited Partners contributions of $29,992,574. As of 12/31/00 the remaining balance of this loan was $2,006,313. It is also being repaid, without interest, in ten annual installments of principal of $200,631, which commenced on January 1, 2001, following the year the Second Offering closed, which was in 2000.

     The Formation Loan relating to the third offering ($30,000,000) ("Third Offering") totaled $1,500,509 at September 30, 2001, which was 7.5% of the Limited Partners contributions of $20,012,852. Sales commissions range from 0% (units sold by General Partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on their experience of two prior offerings that 65% of investors will elect to reinvest earnings. The principal balance of the Formation Loan will increase as additional sales of Units are made each year. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year. Such payment shall be due and payable by December 31 of the following year. Upon completion of the offering, the balance will be repaid in ten equal annual installments.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

The following summarizes Formation Loan transactions to September 30, 2001:
                           Initial Subsequent Current

                                             Offering of        Offering of        Offering of
                                             $15,000,000        $30,000,000        $30,000,000           Total
                                           ----------------    --------------     --------------    ---------------- --

Limited Partner contributions                  $14,932,017       $29,992,574        $20,012,852         $64,937,443
                                           ================    ==============     ==============    ================ ==

Formation Loan made                             $1,074,840        $2,271,916         $1,500,509          $4,847,265
Payments to date                                (  420,087  )     (  417,517  )       (  28,361  )        ( 865,965  )
Early withdrawal penalties applied              (  111,225  )              0                  0           ( 111,225  )
                                           ----------------    --------------     --------------    ---------------- --

Balance September 30, 2001                        $543,528        $1,854,399         $1,472,148          $3,870,075
                                           ================    ==============     ==============    ================ ==
Percent loaned of Partners'
   Contributions                                      7.2%              7.6%               7.5%                7.5%
                                           ================    ==============     ==============    ================ ==

     The Formation  Loan,  which is receivable  from Redwood  Mortgage  Corp., a
General Partner, has been deducted from Limited Partners' Capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and applicable accountant fees, registration and filing fees and other costs), are paid by the Partnership.

Through September 30, 2001, organization costs of $12,500 and syndication costs of $1,578,240, relating to the two prior and current offerings had been incurred by the Partnership with the following distribution:
                                             Syndication
                                                Costs               Costs              Total
                                           -----------------    --------------      -------------
Costs incurred                                   $1,578,240           $12,500         $1,590,740
Early withdrawal penalties applied            (      59,897  )              0        (    59,897  )
Allocated and amortized to date               (   1,176,172  )       ( 12,500  )     ( 1,188,672  )
                                           -----------------    --------------      -------------
September 30, 2001 balance                         $342,171                $0           $342,171
                                           =================    ==============      =============

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

     In August 2000 the Third Offering began incurring syndication costs. As of September 30, 2001 the offering had incurred $410,591 (2.1% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The General Partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     At September 30, 2001 and at December 31, 2000, 1999, and 1998, there were no loans categorized as impaired by the Partnership. Had there been a computed amount for the reduction in carrying values of impaired loans, the reduction would have been included in the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements, the average loan to appraised value of security at the time the loans were consummated was 58.11%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio has the tendency to minimize reductions for impairment.

     D. Cash and Cash Equivalents For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At September 30, 2001, there were no properties acquired by the Partnership as real estate owned (REO).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 2001 and December 31, 2000, was as follows:

                                          September 30,          December 31,
                                               2001                  2000
                                       -------------------    -----------------
Impaired loans                                           0                    0
Unspecified loans                                1,874,845            1,291,151
Amounts receivable, unsecured                       58,353               53,787
                                        -------------------    -----------------
                                                $1,933,198           $1,344,938
                                        ===================    =================

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of Partnership loans not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the nine months through September 30, 2001, and for the years ended December 31, 2000 and 1999, loan brokerage commissions paid by the borrowers were $998,556, $1,877,921 and $682,118, respectively.

B. Loan Servicing Fees

     Monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal is paid to Redwood Mortgage Corp., a General Partner, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Loan servicing fees of $422,658, $505,823, $359,464 and $295,052 were incurred for the nine months through September 30, 2001 and for the years ended December 31, 2000, 1999 and 1998, respectively.

C. Asset Management Fee

     The General Partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $110,048, $60,595, $42,215 and $31,651 were incurred for the nine months through September 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering are admitted to Limited Partner capital. As of September 30, 2001, a General Partner, Gymno Corporation, had contributed $65,113, as capital in accordance with Section 4.02(a) of the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     During the nine-month period ending September 30, 2001, and for the years ending December 31, 2000, 1999 and 1998, interest totaling $565, $4,757, $1,914 and $4,454, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

C. Election to Receive Monthly, Quarterly or Annual Distributions

     At subscription, investors elect either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election to receive a distribution of earnings, but an investor's election to have cash distributions is irrevocable.

D. Profits and Losses

     Profits and losses are allocated among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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


NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring June 30, 2002, of up to $20,000,000 at .25% over prime secured by its loan portfolio. The note payable balances were $11,025,000, $16,400,000 and $0 at September 30, 2001, December 31, 2000, and 1999, respectively. The interest rate was 6.25% at September 30, 2001 (6.00% prime plus .25%).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the Partnership contributed its interest (principally land) to a Limited Liability Corporation
(LLC), which was owned 100% by the Partnership. During the year ended December 31, 2000, the LLC completed construction and sold the property. The LLC was dissolved and the assets were transferred to the Partnership.

NOTE 8 - INCOME TAXES

     The following reflects reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                              September 30,       December 31,
                                                  2001                2000
                                          ------------------   ----------------

Net Assets - partners' capital
    per financial statements                   $69,321,223          $53,227,353
Non-amortized syndication costs                    342,171              313,574
Allowance for doubtful accounts                  1,933,198            1,344,938
Formation loans receivable                       3,870,075            3,010,871
                                          ------------------   -----------------
Net assets tax basis                           $75,466,667          $57,896,736
                                          ==================   =================

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

     (b) Loans (see note 2(c)) carrying value was $77,379,705 at September 30, 2001. The fair value of these investments of $81,538,320 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At September 30, 2001, there were 71 loans outstanding with the following characteristics:

Number of loans outstanding                                                  71
Total loans outstanding                                             $77,379,705

Average loan outstanding                                             $1,089,855
Average loan as percent of total                                           1.41%

Largest loan outstanding                                              7,000,000
Largest loan as percent of total                                           9.05%

Number of counties where security is located (all California)                12
Largest percentage of loans in one county                                 41.41%
Average loan to appraised value of security
    at time loan was consummated                                          58.11%

Number of loans in foreclosure status                                         1
Amount of loans in foreclosure                                         $289,855

The following loan categories were held at September 30, 2001 and December 31, 2000:

                                           September 30,          December 31,
                                        -----------------       ----------------
                                              2001                    2000
                                        -----------------       ----------------

First Trust Deeds                           $42,030,764             $37,806,032
Second Trust Deeds                           32,342,365              29,799,535
Third Trust Deeds                             3,006,576                 965,425
                                        -----------------       ----------------
  Total loans                                77,379,705              68,570,992
Prior liens due other lenders                58,424,785              37,584,916
                                        -----------------       ----------------
  Total debt                               $135,804,490            $106,155,908
                                        =================       ================

Appraised property value at
    time of loan                           $233,705,154            $193,420,663
                                        =================       ================

Total investments as a percent of appraisals      58.11%                  54.88%
                                        =================       ================

Investments by Type of Property:
  Owner occupied homes                       $9,977,266              $9,753,617
  Non-Owner occupied homes                   24,620,299              16,471,074
  Apartments                                  7,032,073               8,458,610
  Commercial                                 35,750,067              33,887,691
                                        -----------------       ----------------
                                            $77,379,705             $68,570,992
                                        =================       ================

The interest rates on the loans range from 8.00% to 18.00% at September 30, 2001.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Scheduled loan maturity dates are as follows:

                        Year Ending
                       December 31,            Amount
                      ---------------- -- -----------------
                           2001                $28,770,494
                           2002                 29,045,578
                           2003                 13,399,218
                           2004                  1,314,408
                           2005                    396,260
                        Thereafter               4,453,747
                                          -----------------
                                               $77,379,705
                                          =================


     The scheduled maturities for 2001 include approximately $18,631,958 in loans, which are past maturity at September 30, 2001. Interest payments on fifteen of these loans were delinquent.

     The cash balance at September 30, 2001 of $2,511,523 was in one bank with interest bearing balances totaling $2,012,250. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $2,411,523. This bank is the same financial institution that has provided the Partnership with the $20,000,000 line of credit (LOC). At September 30, 2001, the LOC had a balance of $11,025,000.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On September 30, 2001, the Partnership was in the offering stage of its third offering of $30,000,000. Contributed capital totaled $14,932,017 for the first offering, $29,992,574 for the second offering and $20,200,852 for the third offering and an aggregate of $65,125,443 (Limited Partners) as of September 30, 2001. Of the $20,200,852 raised to September 30, 2001 in the third offering $188,000 remained in applicant status.

     At September 30, 2001, the Partnership's loans outstanding totaled $77,379,705. The primary reason for an increase in loans outstanding from $25,304,989 in 1997, to $31,905,958 in 1998 to $35,693,147 in 1999 to
$68,570,992  to December 31, 2000,  and to $77,379,705 as of September 30, 2001,
was the additional capital admitted to the Partnership through sale of Limited Partnership Units and due to the compounding of Limited Partner's earnings in their Capital Accounts. Additional Limited Partners' Capital contributions have totaled $5,565,372, $5,100,458, $9,520,806, $14,872,209 and $15,142,293 and the
reinvestment of earnings by Limited Partners who have elected to reinvest earnings, have totaled $1,119,465, $1,440,687, $1,911,554, $2,751,266 and
$2,975,537, for the years ended December 31, 1997, 1998, 1999, and 2000, and the nine months ended September 30, 2001, respectively. Loans outstanding have also increased through the utilization of the Partnership's line of credit. The effect of more outstanding loans raised the interest earned on loans for the years ended December 31, 1997, 1998, 1999, 2000, and the nine months ended September 30, 2001, to $2,613,008, $3,376,293, $4,337,427, $6,261,470 and
$6,586,982 respectively. Interest rates on loans ranged from 8.00% to 18.00%. The Partnership began funding loans on April 14, 1993 and as of September 30, 2001, distributed earnings at an average annualized yield of 8.44%.

     Between the fall of 1999 and January, 2001, mortgage interest rates had been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eight successive cuts, ranging from .25% to .50%. The latest cut being October 2, 2001, which reduced the Federal Funds Rate to 2.5%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The rates charged by the Partnership are influenced by the level of interest rates in the market, and thus the General Partners anticipate that rates charged by the Partnership to its borrowers will be somewhat lower than the first half of 2001. The General Partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments and funds, which are being generated from Partnership unit sales, occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the remainder of the year. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight and one half and nine percent (8.50% - 9.00%) for the remainder of 2001.

     In 1995, the Partnership established a line of credit with a commercial bank secured by its loans and since its inception has increased the limit from $3,000,000 to $20,000,000. For the years ended December 31, 1997, 1998, 1999,
2000 and nine months through September 30, 2001, interest on Note Payable-Bank was $340,633, $513,566, $526,697, $887,546 and $838,669, respectively. For 1997,
1998, 1999, 2000, and nine months through September 30, 2001, the increase in interest on notes payable-Bank has been attributed to a higher overall credit facility utilization. This facility could again increase as the Partnership's capital increases. This added source of funds will help in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Additionally, the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, the amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of September 30, 2001, the balance was $11,025,000 and in accordance with the line of credit, the Partnership paid all accrued interest as of that date. The zero balance, as of December 31, 1999, was primarily due to a combination of significant loan repayments and strong Partnership unit sales in the fourth quarter. The Partnership used these strong cash flows to pay down its line of credit from $4,452,000, as of September 30, 1999, to $0 on December 31, 1999.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Loan servicing fees increased from $189,692, to $295,052, to $359,464, to $505,823, and to $422,658 for the years ended December 31, 1997, 1998, 1999,
2000 and nine months through September 30, 2001. The loan servicing fees increased primarily due to increase in the outstanding loan portfolio. Asset Management fees increased from $24,966, to $31,651, to $42,215 to $60,595, and to $110,048 for the years ended December 31, 1997, 1998, 1999, 2000, and nine months through September 30, 2001, respectively. The Asset Management fee increase was due primarily to the increased Partner's capital, which the General Partners are managing. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank, which is discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower's foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or in other Partnership business.

     The General  Partners  regularly  review the loan portfolio,  examining the status of delinquencies, the underlying collateral securing these loans, borrowers payment records, etc. Data from the local real estate market and of the national and local economy are reviewed. Based upon this information and other data, loss reserves are increased or decreased. At September 30, 2001, the Partnership had initiated foreclosure proceedings against one borrower. Foreclosures are a normal aspect of the lending business and occur as an enforcement tool to the provisions of the notes and deeds of trust. In 1997, 1998, 1999, 2000, and the nine months through September 30, 2001, the Partnership made provisions for doubtful accounts of $139,804, $162,969, $408,890, $375,579, and $588,260, respectively. These provisions for doubtful accounts were made primarily as a prudent action to guard against losses. The provision for doubtful accounts as of September 30, 2001, of $1,933,198 is considered by the General Partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partners inability to control many of these factors actual results may and do sometimes differ significantly from estimates made by the General Partners.

     The United States Economy had slowed from the robust Gross Domestic Product growth levels of 4.2% in 1999 and 5.0% in 2000 to a growth rate of 1.2%, and .7% in the 1st and 2nd quarters to a decrease of .4% in the 3rd quarter of 2001. Additionally, the United States was attacked by terrorists on September 11, 2001. Management is deeply saddened by the loss of life and property from these attacks and is outraged at the perpetrators. Our thoughts and prayers go out to all those who have been affected by this horrific event. President Bush has declared war on the terrorists, and the United States has begun military actions in Afghanistan in response. The terrorist attacks occurred on the East Coast of the United States far removed from the operations of the Partnership. The
Partnership was not affected directly by these attacks. Indirectly, the Partnership will feel the effects of the attacks. The terrorist attacks have caused a further slowing of the United States economy, the extent of this slow down and it's longevity is not yet known. Key to the Partnership is the ability of borrowers to make the payments associated with their respective loans. In response to the slow down in the United States economy, the Federal Reserve has acted as noted primarily through reductions in the Federal Funds rates to stimulate the United States economy. Their interest rate cuts have lowered the Federal Funds rate form 6.5% to 2.5% or 66.67% over the course of 2001.

     The Partnership makes loans primarily in Northern California. As of September 30, 2001, approximately 83%, ($64,060,303) of the loans held by the Partnership were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area.

     Like the rest of the nation, the San Francisco Bay Area has also felt the slow down in economic growth. The technology companies of Silicon Valley, and now the airline industry, the tourism industry and other industries are feeling the effects of the overall US economy slowdown, which include lower earnings, losses and layoffs.

     The Northern California real estate market and particularly the San Francisco Bay Area real estate marketplace experienced increases in values of over 10% in 1999 and 2000. Throughout 2000, in the San Francisco Bay Area residential marketplace, offers for residential real estate were often at or above asking price. The residential market has slowed and is returning to a more normal market, wherein buyers and sellers negotiate the terms of a sale without undue influence from other buyers desiring the property. This has resulted in longer listing and transaction times. According to Dataquick Information Systems, August 2001, residential real estate sales were 14.5% lower than the previous year, with the six San Francisco Bay Area counties experiencing residential sales transactions down between 7.0% and 29.1%. In spite of the lower number of transactions, the median sales price for resale homes increased by 4% from the previous year with variances of between minus 4.2% to a positive 16.7% for the six San Francisco Bay Area Counties. The General Partners believe, mid-priced and lower-end homes have continued to increase in value, although at a reduced rate from 2000, while the high end homes have begun to decrease in value. The Partnership may experience higher delinquencies due to layoffs or from borrowers who need to sell their homes in order to repay their debt not anticipating currently existing transaction times. Significant foreclosures and the take back of the real estate security have not significantly manifested themselves as borrowers have been able to handle their own financial affairs.

     For commercial properties vacancy rates continued to increase as space absorption has slowed and sub lease space has been put on the market. C.B. Richard Ellis, reports office vacancy in the San Francisco Bay Area at an approximately 14% level as of the 3rd quarter 2001. County variances range from 10.1% to 17.2% of total availability. Lease rates are down as landlords attempt to attract tenants. "Despite the current conditions, many feel the cycle will not be as deep as those seen during the 80's and 90's, where new supply, not decreased demand, drove corrections." The Partnership may experience delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures or the completion of building renovations.

     As of September 30, 2001, the Partnership had an average loan to value ratio computed as of the date the loan was made of 58.11%. This did not account for any increases or decreases in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.

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

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, 1998, 1999, and 2000, and for the nine months through September 30, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $495,480, $614,383, $826,291, $1,244,959, and $1,401,613, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs' for the years ended December 31, 1997, 1998, 1999, and 2000, and nine months through September 30, 2001, to Limited Partners' capital accounts and not withdrawn was $1,119,465, $1,440,687, $1,911,554, $2,751,266, and $2,841,887,
respectively. As of December 31, 1997, 1998, 1999 and 2000, Limited Partners electing to withdraw earnings represented 30%, 30%, 31% and 32% respectively of the Limited Partners outstanding capital accounts. These percentages are remaining relatively stable as new Partnership unit sales continue to mirror previous sales of compounding and non-compounding unit sales. Liquidations are not occurring disproportionately to compounding or non-compounding accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a Limited Partner's initial five-year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw five years after a Limited Partners' investment has the effect of providing Limited Partner liquidity, which the General Partners then expect a certain percentage of the Limited Partners to choose this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings during the offering period. The General Partners expect to see increasing numbers of Limited Partner withdrawals during a Limited Partner's 5th through 10th anniversary, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. Since the five-year hold period for most of the investors has yet to expire, as of September 30, 2001, many Limited Partners may not as yet avail themselves of this provision for liquidation.

Earnings and capital liquidations including early withdrawals since inception, 1993 through September 30, 2001 were:
                                                   Capital
                                                 liquidation
                                                 net of early
                               Earnings           withdrawal
                              liquidation          penalties           Total
                         -----------------     ---------------     -------------

           1993                $46,855                  0              $46,855
           1994               $165,814                  0             $165,814
           1995               $303,477             $5,077             $308,554
           1996               $418,380           $134,647             $553,027
           1997               $495,480           $119,357             $614,837
           1998               $614,383           $233,278             $847,661
           1999               $826,291           $552,633           $1,378,924
           2000             $1,244,959           $731,635           $1,976,594
    Nine months through
    September 30, 2001      $1,401,613         $1,003,490           $2,405,103


     Additionally, Limited Partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, 1998, 1999, and 2000, and nine months through September 30, 2001, $132,619, $244,213, $411,838, $309,643, and $533,895 respectively were liquidated subject to the 10% penalty for early withdrawal. This represents 0.63%, 0.90%, 1.11%, .58%, and .77 (.96% annualized) of the Limited Partners ending capital for the years ended December 31, 1997, 1998, 1999, 2000, and nine months through September 30, 2001, respectively. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, 1998, 1999, and 2000, and nine months through September 30, 2001, respectively, and is expected by the General Partners to commonly occur at these levels.

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership retired as a General Partner of the Partnership effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Through December 31, 2000 and under Russ' stewardship, Redwood Mortgage Investor's VIII raised $49,983,150 in Limited Partner Capital contributions and at September 30, 2001 had $69,259,223 in remaining Limited Partner Capital.

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

     In some cases in order to satisfy Broker Dealers and other reporting requirements, the General Partners have valued the limited partners' interest in the Partnership on a basis which utilizes a per unit system of calculation, rather than based upon the investors' capital account. This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the Broker Dealers and other reporting entities. In those cases, the Partnership will report to Broker Dealers, Trust Companies and others a "reporting" number of units based upon a $1.00 per unit calculation. The number of reporting units provided will be calculated based upon the Limited Partner's capital account value divided by $1.00. Each investor's capital account balance is set forth periodically on the partnership account statement provided to investors. The reporting units are solely for Broker Dealers requiring such information for their software programs and do not reflect actual units owned by a limited partner or the limited partners' right or interest in cash flow or any other economic benefit in the Partnership. Each investor's capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor's capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per unit estimated value of the client's investment in the Partnership in accordance with NASD Rule 2340.

     While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, there is no certainty that the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ended September 30, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                  Description of Compensation
Entity Receiving Compensation        and Services Rendered              Amount
-------------------------------------- -----------------------------------------

I. Redwood Mortgage Corp.        Loan Servicing Fee for
                                 servicing  loans  . . .. . .          $422,658

General Partners
     &/or Affiliates             Asset Management Fee for
                                 managing  assets  . . . . . .         $110,048

General Partners                 1% interest in profits . . . .         $44,213
                                      . . . . . . .
                                 Less allocation of
                                 syndication  costs . . . . . .          $1,350
                                                                 ---------------
                                                                        $42,863

General Partners
     &/or Affiliates             Portion of early withdrawal penalties
                                 applied to reduce Formation Loan . . . $33,572


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.          Mortgage Brokerage Commissions for services in
                                connection with the review, selection, evalu-
                                ation, negotiation, and extension of the loans
                                paid by the borrowers and not
                                by the Partnership  . . . . . .        $998,556


Redwood Mortgage Corp.          Processing and Escrow Fees for services in
                                credit connection with notary, document prepar-
                                ation, investigation, and escrow fees payable
                                by the borrowers and not by
                                the  Partnership . . . . . . .          $15,899

Gymno Corporation, Inc.         Reconveyance  Fee . . . . . .            $2,903


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . ..          $177,929

LOAN PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 2001
Partnership Highlights


First Trust Deeds                                                $42,030,764.02
Appraised Value of Properties*                                    86,535,227.00
Total Investment as a % of Appraised Value                               48.57%

First Trust Deed Loans                                            42,030,764.02
Second Trust Deed Loans                                           32,342,364.96
Third Trust Deed Loans                                             3,006,575.61
                                                            --------------------
                                                                 $77,379,704.59

First Trust Deeds due other Lenders                               50,309,381.33
Second Trust Deeds due other Lenders                               8,115,404.00
                                                            --------------------

Total Debt                                                      $135,804,489.92

Appraised Property Value*                                       $233,705,154.00
Total Investment as a % of Appraised Value                               58.11%

Number of Loans Outstanding                                                  71

Average Investment                                                $1,089,854.99
Average Investment as a % of loans outstanding                            1.41%
Largest Investment Outstanding                                    $7,000,000.00
Largest Investment as a % of loans outstanding                            9.05%




First Trust Deed Loans                                                  54.32%
Second Trust Deed Loans                                                 41.80%
Third Trust Deed Loans                                                   3.88%
                                                                ---------------
Total                                                                  100.00%

Loans by Type of Property
                                             Amount                Percent
                                         ------------------      ---------------
Owner Occupied Homes                         9,977,266.42               12.89%
Non Owner Occupied Homes                    24,620,298.54               31.82%
Apartments                                   7,032,073.17                9.09%
Commercial                                  35,750,066.46               46.20%
                                        ------------------      ---------------
Total                                       77,379,704.59              100.00%

Statement of Conditions of Loans.

Number of Loans in Foreclosure     1

*Values used are the appraised values utilized at the time the loan was consummated.

               Diversification by              Total
                   County                      Loans              Percent

               San Francisco                  32,041,964.60          41.41%
               San Mateo                      10,443,877.14          13.50%
               Santa Clara                     8,599,209.40          11.11%
               Alameda                         7,607,094.57           9.83%
               Stanislaus                      5,629,983.00           7.28%
               Los Angeles                     4,036,732.79           5.22%
               Marin                           3,140,055.40           4.06%
               Napa                            2,660,180.63           3.44%
               Contra Costa                    2,228,101.84           2.88%
               Placer                            760,934.55            .98%
               Merced                            181,570.67            .23%
               Riverside                          50,000.00            .06%
                                        --------------------    ------------

               Total                         $77,379,704.59         100.00%
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of November 2001.


REDWOOD MORTGAGE INVESTORS VIII



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


          By:     /S/ D. Russell Burwell
                  -------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 13th day of November 2001.


Signature                                Title                          Date


/S/ Michael R. Burwell
-----------------------------
Michael R. Burwell                  General Partner            November 13, 2001



/S/ D. Russell Burwell
-----------------------------
D. Russell Burwell          President of Gymno Corporation,    November 13, 2001
                             (Principal Executive Officer);
                              Director of Gymno Corporation

/S/ Michael R. Burwell
----------------------------
Michael R. Burwell          Secretary/Treasurer of Gymno       November 13, 2001
                          Corporation (Principal Financial
                                and Accounting Officer);
                           Director of Gymno Corporation



/S/ Michael R. Burwell
----------------------------
Michael R. Burwell          Secretary/Treasurer of Redwood     November 13, 2001
                               Mortgage Corp. (Principal
                             Financial and Accounting Officer);
                             Director of Redwood Mortgage Corp.