Form 10-K
period 2001-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2002-03-29
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2001

                                     Part I

                                                                        Page No.
                                                                     -----------
Item 1 - Business                                                            3
Item 2 - Properties                                                          4
Item 3 - Legal Proceedings                                                   6
Item 4 - Submission of Matters to a Vote of
         Security Holders (Partners)                                         6

                                      Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and
Related
              Unitholder Matters                                             6
Item 6 - Selected Financial Data                                             6
Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9
Item 8 - Financial Statements and Supplementary Data                        14
Item 9 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               36

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                36
Item 11 - Executive Compensation                                            36
Item 12 - Security Ownership of Certain Beneficial Owners and management    37
Item 13 - Certain Relationships and Related Transactions                    37

                                    Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.                                                         38

Signatures                                                                  39

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

        For the year ended December 31, 2001 Commission file number 333-41410
--------------------------------------------------------------------------------

                       REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         California                                       94-3158788
--------------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification)
  incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                           94063
--------------------------------------------------------------------------------
(address of principal executive offices)                            (zip code)

Registrant's telephone number including area code                (650) 365-5341
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
None                                             None
--------------------------------------------------------------------------------

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

YES    XXXX                                                     NO
--------------                                                  ----------------

     As of December 31, 2001, the limited partnership units purchased by non-affiliates was 69,675,947 units computed at $1.00 a unit for $69,675,947.

Documents incorporated by reference:

     Portions of the prospectus effective August 31, 2000, supplement No. 1 dated April 30, 2001, and supplement No. 2 dated February 12, 2002, (the "Prospectus"), are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-41410 are incorporated by reference in part IV.

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993 of which Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners. The partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp. The partnership's objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the partnership's capital. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. The partnership is intended to serve as an investment alternative for investors seeking current income. However, unlike other investments which are intended to provide current income, an investment in the partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

     Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in Units, of which $14,932,017 were sold. This initial offering closed on October 31, 1996. Subsequently, the partnership commenced a second offering of up to $30,000,000 in Units commencing on December 4, 1996. This offering sold $29,992,574 in Units and was closed on August 30, 2000. On August 31, 2000 the partnership commenced an offering for another 30,000,000 Units ($30,000,000). As of December 31, 2001, 24,751,356 Units for $24,751,356 were sold in this third offering, bringing the aggregate sale of Units to $69,675,947. All Units are being offered on a "best efforts" basis, which means that no one is guaranteeing that any minimum number of Units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc. (See Section of the prospectus entitled "TERMS OF THE OFFERING" and "PLAN OF DISTRIBUTION").

     The partnership began selling Units in February 1993, and began investing in mortgages in April 1993. At December 31, 2001, the partnership has investments in loans with principal balances totaling $82,789,833. Interest rates ranged from 8.00% to 18.00%. Currently First Trust Deeds comprise 51.92% of the total amount of the loan portfolio, a decrease of 3.21% over 2000 level of 55.13%. Junior loans (2nd and 3rd Trust Deeds) make up 48.08%, an increase of 3.21% over 2000 level of 44.87%. Loans secured by owner-occupied homes, combined with loans secured by non-owner occupied homes, total 45.35% of the loan portfolio. Loans secured by multi-family properties make up 8.86% of the total loans. Commercial loans now comprise 45.79% of the portfolio, a decrease of 3.63% from last year. Of the total loans, 82.49% are in six counties of the San Francisco Bay Area. The County of Stanislaus makes up 6.88% of the loans. Stanislaus County is an adjacent county to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of loans are primarily in Northern California. Loan size increased this past year, and is now averaging $1,089,340 per loan, up $80,943 from the average loan balance of $1,008,397 in 2000. This increase is due to the ability of the partnership by virtue of its increasing size to invest in larger loans. The average loan as of December 31, 2001, represents 1.48% of limited partners capital and 1.32% of outstanding loans, lower than December 31, 2000 when average loan size of 1.89% of limited partners capital and 1.47% of outstanding loans. This afforded the partnership more diversification. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 40.33%, a decrease in equity of 4.79% from the previous year. This average equity is considered very conservative. Generally, the more equity, the more protection for the lender. The general partners believe the partnership's loan portfolio is in good condition with only three properties in foreclosure as of the end of December 2001. Loan balances of these foreclosed properties represent 1.27% of the loan portfolios.

Item 2 - Properties

A summary of the partnership's Loan Portfolio as of December 31, 2001, is set forth below.

Loans as a Percentage of Total Loans

First Trust Deeds                                                $42,984,020
Appraised Value of Properties                                     86,535,227
                                                           ------------------
  Total Investment as a % of Appraisal                                49.67%
                                                           ------------------

First Trust Deed Loans                                            42,984,021
Second Trust Deed Loans                                           34,640,619
Third Trust Deed Loans                                             5,165,193
                                                           ------------------
  Total of Trust Deed Loans                                       82,789,833
                                                           ------------------

Priority positions:
   First Trust Deed Loans due other Lenders                       58,813,338
   Second Trust Deed Loans due other Lenders                       9,131,278

                                                           ------------------
Total Debt                                                      $150,734,449
                                                           ==================

  Appraised Property Value                                       252,604,011
  Total Debt as a % of Appraisal                                      59.67%

Number of Loans Outstanding                                               76

Average Loan                                                      $1,089,340
Average Loan as a % of Loans Outstanding                               1.32%
Largest Loan Outstanding                                           7,000,000
Largest Loan as a % of Loans Outstanding                               8.46%

Loans as a Percentage of Total Loans                                 Percent
------------------------------------                                 -------
First Trust Deed Loans                                                51.92%
Second Trust Deed Loans                                               41.84%
Third Trust Deed Loans                                                 6.24%
                                                              ---------------
   Total Trust Deed Loan Percentage                                  100.00%
                                                              ===============

Loans by
Type of Property                            Amount                  Percent
----------------                            ------                  -------
Owner Occupied Homes                      $11,018,765                 13.31%
Non-Owner Occupied Homes                   26,523,195                 32.04%
Apartments                                  7,336,898                  8.86%
Commercial                                 37,910,975                 45.79%
                                    ------------------        ---------------
   Total                                  $82,789,833                100.00%
                                    ==================        ===============

     The following is a distribution of loans outstanding as of December 31, 2001 by Counties.

                                       Total
County                                 Loans              Percent
------                                 -----              -------
San Francisco                        $34,276,335           41.40%
San Mateo                             11,485,061           13.87%
Santa Clara                            9,285,168           11.22%
Alameda                                7,606,154            9.19%
Stanislaus                             5,699,983            6.88%
Los Angeles                            4,470,942            5.40%
Napa                                   3,336,083            4.03%
Marin                                  3,139,091            3.79%
Contra Costa                           2,498,844            3.02%
Placer                                   760,934            0.92%
Merced                                   181,238            0.22%
Riverside                                 50,000            0.06%
                              -------------------      -----------
Total                                $82,789,833          100.00%
                              ===================      ===========

Statement of Condition of Loans
         Number of Loans in Foreclosure     3

Scheduled maturity dates of loans as of December 31, 2001 are as follows:

                         Year Ending
                         December 31,             Amount
                      -------------------     ---------------
                             2002                $57,822,416
                             2003                 16,382,004
                             2004                  3,690,525
                             2005                    396,260
                             2006                  2,784,413
                          Thereafter               1,714,215
                                              ---------------
                                                 $82,789,833
                                              ===============

     The scheduled maturities for 2002 include twenty-five loans totaling $23,610,528, and representing 28.52% of the portfolio, were past maturity at December 31, 2001. Five of these totaling $1,334,162 were paid off in March 2002. Several other borrowers were in process of refinancing their loans through other institutions as this was an opportune time for them to do so and take advantage of the lower interest rate. Additionally, the partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. The partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace. Interest payments on nine of these loans were delinquent, however these delinquencies were not considered serious enough to warrant the commencement of foreclosure action.

     In 1995, the senior lender foreclosed on its deed of trust in connection with a loan in which the partnership held the second deed of trust. The partnership commenced a legal action to collect the full amount of $84,386 due to the partnership. A settlement was reached with the borrower in December, 1997 regarding the repayment of the amounts due to the partnership. As of December 31, 2001, $30,000 of the full amount owing to the partnership had been collected. At that time, the remaining $54,386 was written off as it was considered uncollectible.

     As of January 1, 1999, the partnership owned a vacant lot acquired through the foreclosure of loans. The vacant lot was valued $66,000 and was subsequently sold in April, 1999 for $85,000. Additionally, the partnership owned a limited liability company (LLC) whose sole asset was a partially completed single-family residence. This partially completed single-family residence was originally foreclosed upon by the partnership and subsequently contributed to a wholly owned LLC at a value of $181,139. Additional expenditures of $192,219 over the $181,139 basis were primarily for completion of the construction. The construction was fully completed in February 2000, and the property was sold in April 2000, at a profit of $135,000. The LLC is now dissolved.

Item 3 - Legal Proceedings

     In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, recoup its investment from the real property secured by the deeds of trust. None of these actions would typically be of any material importance. As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 - Submission of Matters to Vote of Security Holders (Partners).

No matters have been submitted to a vote of the partnership.

                                     Part II

Item 5 -  Market  for the  Registrant's  "Limited  Partnership  Units"  and
               Related Unitholder Partnership Matters.

     30,000,000 Units at $1 each (minimum purchase of 2,000 Units) are being offered ($45,000,000 in Units were previously offered and sold) through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. limited partners may withdraw from the partnership in accordance with the terms of the partnership agreement subject to possible early withdrawal penalties. There is no established public trading market.

     A  description  of  the  partnership  units,   transfer   restrictions  and
withdrawal provisions is more fully described under the section of the prospectus entitled "Description of Units" and "Summary of Limited Partnership Agreement", pages 65 through 68 of the prospectus, a part of the referenced registration statement, which is incorporated by reference.

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VIII began operations in April 1993. Financial results for years 1998 through December 31, 1999, for prior public partnerships sponsored by the general partners and their affiliates, are incorporated by reference to the prospectus (S-11).

     Financial condition and results of operation for the partnership as of and for the five years ended December 31, 2001 were:

                                                                       Balance Sheets
                                                                            Assets

                                                                               December 31,
                                        -------------------------------------------------------------------------------------------

                                                 2001               2000                1999              1998                1997
                                        --------------     --------------     ---------------    --------------     ---------------
Cash                                       $1,916,578         $1,459,725          $1,602,568         $ 528,688          $  663,159

Loans
   Loans secured by deeds of trust         82,789,833         68,570,992          35,693,148        31,905,958          25,304,989
   Loans, unsecured                             3,967             53,838              49,090            48,849              62,844
   Accrued interest and late fees           3,236,721          1,039,469             711,521           459,418             341,976
   Advances on loans                          194,655            172,004              33,251           211,145             205,804
   Less allowance for losses              (2,247,191)        (1,344,938)           (834,359)         (414,073)           (257,500)

Investment in LLC                                   -                  -             373,358           304,139             251,139
Real estate owned  (REO), net                       -                  -                   -            66,000              70,138
Prepaid expenses and other assets               6,123             13,416               6,332            11,835              15,025
                                        --------------     --------------     ---------------    --------------     ---------------
                                          $85,900,686        $69,964,506         $37,634,909       $33,121,959         $26,657,574
                                        ==============     ==============     ===============    ==============     ===============


                                                              Liabilities and Partners Capital

                                                                            December 31,
                                      ------------------------------------------------------------------------------------------

                                                 2001               2000                1999              1998                1997
                                        --------------     --------------     ---------------    --------------     ---------------
Liabilities

Accounts payable                            $  73,889          $  30,000           $  29,413         $   2,500           $   3,355
Note payable - bank                        11,400,000         16,400,000                   -         5,947,000           5,640,000
Deferred interest                                   -             82,253             213,529           124,805              83,066
Subscriptions to partnership in
  applicant status                            672,617            224,900             330,000                 -                   -
                                        --------------     --------------     ---------------    --------------     ---------------
                                           12,146,506         16,737,153             572,942         6,074,305        5,726,421
                                        --------------     --------------     ---------------    --------------     ---------------

Partners' capital
  Limited partners subject to
       Redemption                          73,688,241         53,180,209          37,030,017        27,025,331          20,914,721
  General partners subject to
       Redemption                              65,939             47,144              31,950            22,323              16,432
                                        --------------     --------------     ---------------    --------------     ---------------
Total partners' capital                    73,754,180         53,227,353          37,061,967        27,047,654          20,931,153
                                        --------------     --------------     ---------------    --------------     ---------------

                                          $85,900,686        $69,964,506         $37,634,909       $33,121,959         $26,657,574
                                        ==============     ==============     ===============    ==============     ===============

                                                                       Statements of Income

                                                                               December 31,
                                           --------------------------------------------------------------------------------------
                                                    2001             2000              1999             1998                1997
                                           --------------    -------------    --------------    -------------     ---------------

Gross revenue                                 $9,035,200       $6,348,819        $4,426,245       $3,406,021          $2,629,457
Expenses                                       2,941,067        2,056,601         1,482,051        1,127,439             820,937
                                           --------------    -------------    --------------    -------------     ---------------
Income before interest credited to
     partners in applicant status              6,094,133        4,292,218         2,944,194        2,278,582           1,808,520
Interest credited to partners in
     applicant status                                800            4,757             1,914            4,454               9,562
                                           --------------
                                                             -------------    --------------    -------------     ---------------

Net income                                    $6,093,333       $4,287,461        $2,942,280       $2,274,128          $1,798,958
                                           ==============    =============    ==============    =============     ===============

Net income to general partners (1%)               60,933           42,875            29,423           22,741              17,990
Net income to limited partners (99%)           6,032,400        4,244,586         2,912,857        2,251,387           1,780,968
                                           --------------    -------------    --------------    -------------     ---------------

Total net income                              $6,093,333       $4,287,461        $2,942,280       $2,274,128          $1,798,958
                                           ==============    =============    ==============    =============     ===============


Net income per $1,000 invested by
   limited partners for entire period
   (annualized)

      - where income is compounded
               and retained                          $90              $86               $84              $84                 $84
                                           ==============    =============    ==============    =============     ===============
      - where partner receives income in
               monthly distributions                 $86              $83               $81              $81                 $81
                                           ==============    =============    ==============    =============     ===============

     The annualized yield, when income is compounded and retained for 1999 was 8.42%, for 2000 was 8.58% and for 2001 it was 8.98%. Our average annualized yield, when income is compounded and retained, from inception through December 31, 2001, was 8.44%.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.

     Some of the information in the Form 10-K may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2001 includes forward looking statements and predictions about possible of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

     Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

     On December 31, 2001, the partnership was in the offering stage of its third offering, ($30,000,000). Contributed capital totaled $14,932,017 for the first offering, $29,992,574 for the second offering, and $24,751,356 for the third offering, an aggregate of $69,675,947 as of December 31, 2001. Of this amount, $672,617 remained in applicant status.

Results of Operations.

     The net income increase of $668,152 (29%) for the year ended December 31, 1999, $1,345,181 (46%) for the year ended December 31, 2000, $1,805,872(42%) for the year ended December 31, 2001, was primarily attributable to the increase in loans held by the partnership:

                   December 31, 1999     December 31, 2000     December 31, 2001
                  ------------------    ------------------    ------------------

Loans outstanding       $35,693,148         $68,570,992           $82,789,833

     The partnership's ability to increase its loans was due to an increase in the capital raised, the compounding of earnings by those limited partners who have chosen to retain their earnings in the partnership and by leveraging the loans through the use of a credit line from a commercial bank. During the years ended December 31, 1999, 2000 and 2001, the partnership received new capital contributions and reinvested compounding limited partner earnings of:


                   December 31, 1999     December 31, 2000     December 31, 2001
                  ------------------    ------------------    ------------------

Capital contribution      $9,530,318         $14,887,081           $19,712,488
Compounding or retainment
   of earnings            $1,911,554          $2,751,266            $3,892,420

     To a lesser extent, loans outstanding have also increased through the utilization of the partnership's line of credit. The effect of more outstanding loans raised the interest earned on loans for the years ended:


                   December 31, 1999     December 31, 2000     December 31, 2001
                  ------------------    ------------------    ------------------

Interest
  earned on loans        $4,337,427           $6,261,470            $8,920,082


     The partnership began funding loans on April 14, 1993 and as of December 31, 2001, distributed earnings to limited partners who have chosen to compound and retain earnings at an average annualized yield of 8.44%.

     Beginning in the fall of 1999, mortgage interest rates had been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, beginning January 2001, the Federal Reserve has dramatically cut its core interest rates with 11 consecutive cuts ranging from ..25% to .50%. The latest cut made was December 11, 2001, which reduced the Federal Funds Rate to 1.75%. In late January 2002, the Federal Reserve met and did not change interest rates signaling that it may take a wait and see course before making any further interest rate changes. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments and funds generated from partnership unit sales occur, we expect to replace paid off loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year 2002. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between eight and nine percent in 2002.

     In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio and since its inception has increased the credit limit from $3,000,000 to $20,000,000. For the years ended December 31, 1999, 2000 and 2001 interest on note payable-bank was $526,697, $887,546 and $971,901, respectively. From 1999 through December 31, 2001, the increase in interest on notes payable-bank has been attributed to a higher overall credit facility utilization. As of December 31, 2001, the partnership had borrowed $11,400,000 at an interest rate of prime +.25% (5.0%). This facility could again increase as the partnership's capital increases. This added source of funds will help in maximizing the partnership's yield by allowing the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 1999, 2000 and 2001, the outstanding balance on the line of credit was $0, $16,400,000 and $11,400,000 respectively.

     The partnership's income and expenses, accruals and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Mortgage servicing fees increased from $359,464, $505,823 and $552,323 for the years ended December 31, 1999, 2000 and 2001, respectively. The mortgage servicing fees increased primarily due to increase in the outstanding loan portfolio. Asset management fees increased from $42,215, to $60,595 and to $157,999 for the years ended December 31, 1999, 2000 and 2001, respectively. The asset management fee increase was due primarily to the increase in partners' capital which the general partners are managing and the general partners raising the amount of the management fee collected from .125% to .25% of net partnership assets in 2001. This increase in fee for 2001 was less than the allowable fee payable to the general partners of .375% of net partnership assets. Clerical costs through Redwood Mortgage Corp. increased from $85,171, to $113,580 and $241,195 for the years December 31, 1999, 2000 and 2001. This increase in costs was due to the increased costs attributable to managing the larger partnership and increased number of limited partners and by the addition of additional computer and software systems. Increases in the provision for doubtful account and losses on real estate acquired through foreclosure will be discussed in the paragraph below entitled Allowance for Losses. All other partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which was discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds partnership expenses and earnings requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the partnership credit line or for other partnership business.

     Allowance for Losses. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers and if applicable the income from income producing properties the general partners expect that we will on occasion take back real estate security. The partnership has been fortunate in not taking back any real estate security over the last three years. This is attributable to many factors among these are the strength of the Northern California real estate markets, a good general economy and careful loan selection. During 2001, the Northern California real estate market slowed and the national and local economies have slipped into recession. The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, loss reserves are increased or decreased. Although as of December 31, 2001 we have not acquired any real estate through foreclose, there is an increased chance that in 2002 we may acquire some real estate through the foreclosure process. Borrower's foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. During 1999, 2000 and 2001 we have had to file some foreclosure proceedings to enforce the terms of our loans. In these instances the borrowers have been able to remedy the foreclosures we have filed. As of December 31, 2001, we have commenced foreclosure proceedings against three loans, two of these borrowers have been able to reinstate their loans. We may file additional foreclosures during the year 2002 to enforce the terms of our loans. As a prudent guard against potential losses, the general partners have increased the amount of provisions for doubtful accounts from $408,890, to $375,579 to $956,639 in 1999, 2000 and 2001. These provisions for doubtful accounts were made to guard against collection losses. Total cumulative provision for doubtful accounts as of December 31, 2001, is $2,247,191 and is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     At the time of subscription to the partnership, limited partners must elect whether to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If you initially elect to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. However limited partners may change their election regarding whether they want to receive such distributions on a monthly, quarterly or annual basis. If they initially elect to compound earnings in their capital account, in lieu of cash distributions, they may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes, and such amounts will be added to such limited partners' capital accounts.

     During the periods stated below, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

The Year ended December 31,

                            1999             2000              2001
                       -------------    ------------    --------------
Compounding               $1,911,554      $2,751,266        $3,892,420
Distributing                $826,291      $1,244,959        $1,961,780

     As of December 31, 1999, December 31, 2000, December 31, 2001, limited partners electing to withdraw earnings represented 30%, 31% and 34% respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings retainment.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see Withdrawal From partnership in the limited partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity which the general partners then expect a portion of the limited partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2001, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2001 were:

                                     1999          2000            2001
                                 ----------    -----------     ------------

Earnings liquidation             $ 826,291    $ 1,244,959      $ 1,961,780
Capital liquidation*               592,357        762,060        1,425,488
                                 ----------    -----------     ------------

Total                          $ 1,418,648    $ 2,007,019      $ 3,387,268
                                 ==========    ===========     ============

* These amounts are gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one year period subject to certain limitations and penalties. During the three years ended December 31, 2001, capital liquidated subject to the 10% penalty for early withdrawal was:
                                 1999               2000              2001
                           --------------     --------------     --------------
                               $411,838           $309,643         $729,676


     This represents 1.11%, 0.58% and 0.99% of the limited partners' ending capital as of December 31, 1999, 2000 and 2001 respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

     Current Economic Conditions. The partnership makes loans primarily in Northern California. As of December 31, 2001, approximately 82.5% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     The Northern California residential real estate market and particularly the San Francisco Bay Area residential real estate market experienced increases in values of over 10% in 1999 and 2000, respectively. In 2001, the residential real estate marketplace slowed, this has resulted in longer listing and transaction times and lower market prices in some segements. The California Association of Realtors reported in November 2001 that the statewide median home price had reached its highest point ever with a median home price of $278,740 up 11.2% from a year earlier and 2.4% higher than in October of 2001. It also reported that overall volume of home sales slipped 12.4% from the year earlier. In spite of these California wide higher home prices, the San Francisco Bay Area experienced median sales prices through October of 2001 of between minus 4.2% to a positive 16.7% for resale homes. In spite of these numbers the general partners believe that lower-end and mid-priced homes have continued to increase in value, although at a reduced rate from 2000, while high end homes have begun to decrease in value. This situation is showing some signs of a turnaround. Inventories of homes available for sale have decreased sharply from their highs in the spring of 2001. For example, the supply of "for sale" homes, condominiums and townhomes in Santa Clara County peaked the week of May 25, 2001, at more than 5,700, according to Coldwell Banker Northern California statistics. As of
January 18, 2002, fewer than 2,500 homes were "for sale" countywide. Other counties in the San Francisco Bay Area offer similar statistics. The number of single-family home sales in Santa Clara County was 962 for December 2001 which is the greatest number of homes sold since records became public in 1984. The reduction in inventories and the strong sales may indicate that the buyer's market that prevailed throughout most of 2001 may be coming to an end and may indicate that a recovery is underway. A stabilization of residential home prices or a recovery in home prices is good for the partnership since it depends more heavily than banks and other similar credit type lenders on the value of a property.

     Commercial  property  vacancy  rates have  continued  to climb with the San
Francisco Bay Area office market surpassing 15% as a whole according to BT Commercial Real Estate and Grubb and Ellis Co. As a result, rents have dropped about 40% from last year's highs, giving up nearly all the gains made during the past three years. Though vacancy rates have leaped from 2 percent in the third quarter of 2000 to 15% at the end of 2001, landlords are bearing only about half the pain, since nearly half the office space being offered is for sublease, meaning landlords generally are still collecting money from the original tenants. To the partnership, the higher overall vacancy rates may mean that it experiences greater delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures.

     As of December 31, 2001, the partnership had an average loan to value ratio computed as of the date the loan was made of 59.67%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a limited partner's initial five-year hold period has passed the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partners' investment has the effect of providing limited partner liquidity. The general partners expect a certain percentage of the limited partners to choose this provision. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most of the investors has yet to expire, as of December 31, 2001, many limited partners may not as yet avail themselves of this provision for liquidation.

Earnings and capital liquidations excluding early withdrawal penalties since inception, 1993 through December 31, 2001 were:

                                                 Capital
                                               liquidation
                                               net of early
                           Earnings             withdrawal
                          liquidation            penalties              Total
                    -------------------    -----------------    ----------------

  1993                         $46,855                    0              $46,855
  1994                        $165,814                    0             $165,814
  1995                        $303,477               $5,077             $308,554
  1996                        $418,380             $134,647             $553,027
  1997                        $495,480             $119,357             $614,837
  1998                        $614,383             $233,278             $847,661
  1999                        $826,291             $552,633           $1,378,924
  2000                      $1,244,959             $731,635           $1,976,594
  2001                      $1,961,780           $1,355,122           $3,316,902

     Additionally, limited partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, 1998, 1999, 2000, and 2001, $132,619, $244,213, $411,838, $309,643, and
$729,676 respectively were liquidated subject to the 10% penalty for early withdrawal. This represents 0.63%, 0.90%, 1.11%, .58%, and .99% (1.23%
annualized) of the limited partners ending capital for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 1997, 1998, 1999, 2000 and 2001, respectively, and is expected by the general partners to commonly occur at these levels.

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


Item 8 - Financial Statements and Supplementary Data


A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

 -  Independent Auditors' Report
 -  Balance Sheets - December 31, 2001, and December 31, 2000
 -  Statements of Income for the three years ended December 31, 2001
 -  Statements of Partners' Capital for the three years ended December 31, 2001
 -  Statements of Cash Flows for the three years ended December 31, 2001
 -  Notes to Financial Statements


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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1855 Olympic Boulevard, Suite 225
                             Walnut Creek, CA 94596
                                 (925) 939-8500



                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VIII
REDWOOD CITY, CALIFORNIA

     We have audited the accompanying balance sheets of REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital and cash flows for the two years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VIII as of December 31, 2001 and 2000, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.





                            /s/ ARMANINO McKENNA LLP






Walnut Creek, California
February 16, 2002

                        Caporicci, Cropper & Larson, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           1575 Treat Blvd, Suite 208
                             Walnut Creek, CA 94598
                                 (925) 932-3860



                          INDEPENDENT AUDITOR'S REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VIII

     We have audited the financial statements of REDWOOD MORTGAGE INVESTORS VIII (A California Limited Partnership) including the accompanying statements of income, changes in partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of REDWOOD MORTGAGE INVESTORS VIII operations and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.





/s/  A.  Bruce Cropper
Caporicci, Cropper & Larson, LLP
(Other Auditors prior to Armanino McKenna, LLP)




Walnut Creek, California
March 15, 2000

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                      2001               2000
                                                --------------      ------------

Cash and cash equivalents                        $1,916,578           $1,459,725
                                                --------------      ------------

Loans
   Loans secured by deeds of trust,
        held to maturity                         82,789,833          68,570,992
   Loans, unsecured                                   3,967              53,838
                                                --------------      ------------
                                                 82,793,800          68,624,830
   Less allowance for losses                      2,247,191           1,344,938
                                                --------------      ------------
       Net loans                                 80,546,609          67,279,892
                                                --------------      ------------

Interest and other receivables
   Accrued interest and late fees                 3,236,721           1,039,469
   Advances on loans                                194,655             172,004
                                                --------------      ------------
                                                  3,431,376           1,211,473
                                                --------------      ------------

Prepaid loan fees                                     6,123              13,416
                                                --------------      ------------

       Total assets                             $85,900,686         $69,964,506
                                                ==============      ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                   73,889           $  30,000
  Note payable - bank line of credit             11,400,000          16,400,000
  Deferred interest                                      -               82,253
                                                --------------      ------------

       Total liabilities                         11,473,889          16,512,253
                                                --------------      ------------

Investors in applicant status                       672,617             224,900
                                                --------------      ------------

Partners' capital:
  Limited partners' capital, subject to redemption
     net of unallocated syndication costs of $399,249
     and $310,438 for 2001 and 2000, respectively:
     and formation loan receivable of $4,126,430
     and $3,010,871 for 2001 and 2000,
     respectively                                73,688,241          53,180,209

  General partners' capital, net of unallocated syndication
     costs of $4,033 and $3,136 for 2001 and 2000,
     respectively                                    65,939              47,144
                                                --------------      ------------

     Total partners' capital                     73,754,180          53,227,353
                                                --------------      ------------

     Total liabilities and partners' capital    $85,900,686         $69,964,506
                                                ==============      ============

The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                               YEARS ENDED DECEMBER 31,
                                      ------------------------------------------

                                               2001         2000          1999
                                             -------      -------       --------
Revenues
  Interest on Loans                       $8,920,082    $6,261,470    $4,337,427
  Interest - interest bearing accounts         8,270        11,154         8,197
  Late charges                                98,817        65,520        27,859
  Other                                        8,031        10,675        52,762
                                          ------------  -----------  -----------
                                           9,035,200     6,348,819     4,426,245
                                          ------------  -----------  -----------

Expenses
  Mortgage servicing fees                    552,323       505,823       359,464
  Interest on note payable - bank            971,901       887,546       526,697
  Amortization of loan origination fees       13,542        11,667        10,503
  Provision for losses on loans and real
    estate acquired through foreclosure      956,639       375,579       408,890
  Asset management fees                      157,999        60,595        42,215
  Clerical costs through Redwood
    Mortgage Corp.                           241,195       113,580        85,171
  Professional services                       12,795        64,356        31,814
  Printing, supplies and postage              26,778        18,249         7,102
  Other                                       11,571        19,206        10,195
                                           ------------  -----------  ----------
                                           2,944,743     2,056,601     1,482,051
                                           ------------  -----------  ----------

Other Income (expense)
  Interest credited to partners in
     applicant status                           (800)      (4,757)       (1,914)
  Gain on sale of property and equipment       3,676          -             -
                                           ------------  -----------  ----------

Net income                                $6,093,333    $4,287,461    $2,942,280
                                           ============ ============  ==========

  Net income: general partners (1%)        $  60,933     $  42,875     $  29,423
             limited partners (99%)        6,032,400     4,244,586     2,912,857
                                           ------------ ------------  ----------
Total - net income                        $6,093,333    $4,287,461    $2,942,280
                                           ============ ============  ==========

Net income per $1,000 invested by limited
 partners for entire period
   Where income is reinvested and compounded     $90           $86           $84
                                           ============  ===========  ==========

   Where partner receives income in
      monthly distributions                      $86           $83           $81
                                           ============  ===========  ==========


The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                                      PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                                                                  LIMITED PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                                            Capital
                                       Partners In          Account          Unallocated          Formation
                                        Applicant           Limited          Syndication             Loan
                                          Status           partners             Costs             Receivable              Total
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 1998               $     -         $29,020,110        $ (353,875)        $(1,640,904)        $27,025,331
Contributions on application              9,530,318                   -                  -                   -                  -
Formation loan increases                          -                   -                  -           (708,461)          (708,461)
Formation loan payments                           -                   -                  -             164,731            164,731
Interest credited to partners
        in applicant status                   1,914                   -                  -                   -                  -
Upon admission to partnership:
    Interest withdrawn                      (1,002)                   -                  -                   -                  -
    Transfers to partners' capital      (9,201,230)           9,191,719                  -                   -          9,191,719
Net Income                                        -           2,912,857                  -                   -          2,912,857
Syndication costs incurred                        -                   -          (177,099)                   -          (177,099)
Allocation of syndication costs                   -           (175,012)            175,012                   -                  -
Partners' withdrawals                             -         (1,378,924)                  -                   -        (1,378,924)
Early withdrawal penalties                        -            (39,725)             13,628              25,960              (137)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 1999               330,000          39,531,025          (342,334)         (2,158,674)         37,030,017
Contributions on application             14,887,081                   -                  -                   -                  -
Formation loan increases                          -                   -                  -         (1,102,196)        (1,102,196)
Formation loan payments                           -                   -                  -             230,116            230,116
Interest credited to partners
        in applicant status                   4,757                   -                  -                   -                  -
Upon admission to partnership:
    Interest withdrawn                        (779)                   -                  -                   -                  -
    Transfers to partners' capital     (14,996,159)          14,981,287                  -                   -         14,981,287
Net income                                        -           4,244,586                  -                   -          4,244,586
Syndication costs incurred                        -                   -          (266,903)                   -          (226,903)
Allocation of syndication costs                   -           (248,361)            248,361                   -                  -
Partners' withdrawals                             -         (1,976,594)                  -                   -        (1,976,594)
Early withdrawal penalties                        -            (30,425)             10,438              19,883              (104)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 2000               224,900          56,501,518          (310,438)         (3,010,871)         53,180,209
Contributions on application             19,712,488                   -                  -                   -                  -
Formation loan increases                          -                   -                  -         (1,461,530)        (1,461,530)
Formation loan payments                           -                   -                  -             299,987            299,987
Interest credited to partners
        in applicant status                     800                   -                  -                   -                  -
Upon admission to partnership:
    Interest withdrawn                        (409)                   -                  -                   -                  -
    Transfers to partners' capital     (19,265,162)          19,245,470                  -                   -         19,245,470
Net income                                                    6,032,400                  -                              6,032,400
Syndication costs incurred                        -                              (291,149)                   -          (291,149)
Allocation of syndication costs                   -           (178,200)            178,200                   -                  -
Partners' withdrawals                             -         (3,316,902)                  -                   -        (3,316,902)
Early withdrawal penalties                        -            (70,366)             24,138              45,984              (244)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 2001             $ 672,617         $78,213,920        $ (399,249)        $(4,126,430)        $73,688,241
                                       =============    ================    ===============     ===============     ==============

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                PARTNERS' CAPITAL
                  ----------------------------------------------------
                            GENERAL PARTNERS' CAPITAL

                  ----------------------------------------------------
                                            Capital
                                            Account          Unallocated
                                            General          Syndication                           Total Partners'
                                           Partners             Costs             Total                Capital
                                         --------------     --------------    ---------------     ------------------
Balances at December 31, 1998                $  25,897         $  (3,574)          $  22,323          $  27,047,654
Contributions on application                         -                  -                  -                      -
Formation loan increases                             -                  -                  -              (708,461)
Formation loan payments                              -                  -                  -                164,731
Interest credited to partners in
  applicant status                                   -                  -                  -                      -
Upon admission to partnership:
    Interest withdrawn                               -                  -                  -                      -
    Transfers to partners' capital               9,511                  -              9,511              9,201,230
Net income                                      29,423                  -             29,423              2,942,280
Syndication costs incurred                           -            (1,789)            (1,789)              (178,888)
Allocation of syndication costs                (1,768)              1,768                  -                      -
Partners' withdrawals                         (27,655)                  -           (27,655)            (1,406,579)
Early withdrawal penalties                           -                137                137                      -
                                         --------------     --------------    ---------------     ------------------
Balances at December 31, 1999                   35,408            (3,458)             31,950             37,061,967
Contributions on application                         -                  -                  -                      -
Formation loan increases                             -                  -                  -            (1,102,196)
Formation loan payments                              -                  -                  -                230,116
Interest credited to partners in
  applicant status                                   -                  -                  -                      -
Upon admission to partnership:
    Interest withdrawn                               -                  -                  -                      -
    Transfers to partners' capital              14,872                  -             14,872             14,996,159
Net income                                      42,875                  -             42,875              4,287,461
Syndication costs incurred                           -            (2,291)            (2,291)              (229,194)
Allocation of syndication costs                (2,509)              2,509                  -                      -
Partners' withdrawals                         (40,366)                  -           (40,366)            (2,016,960)
Early withdrawal penalties                           -                104                104                      -
                                         --------------     --------------    ---------------     ------------------
Balances at December 31, 2000                   50,280            (3,136)             47,144             53,227,353
Contributions on application                         -                  -                  -                      -
Formation loan increases                             -                  -                  -            (1,461,530)
Formation loan payments                              -                  -                  -                299,987
Interest credited to partners in
  applicant status                                   -                  -                  -                      -
Upon admission to partnership:
    Interest withdrawn                               -                  -                  -                      -
    Transfers to partners' capital              19,692                  -             19,692             19,265,162
Net income                                      60,933                  -             60,933              6,093,333
Syndication costs incurred                           -            (2,941)            (2,941)              (294,090)
Allocation of syndication costs                (1,800)              1,800                  -                      -
Partners' withdrawals                         (59,133)                  -           (59,133)            (3,376,035)
Early withdrawal penalties                           -                244                244                      -
                                         --------------     --------------    ---------------     ------------------
Balances at December 31, 2001                $  69,972         $  (4,033)          $  65,939          $  73,754,180
                                         ==============     ==============    ===============     ==================

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                      2001                   2000                  1999
                                                                -----------------     -------------------    -----------------

Cash flows from operating activities
   Net income                                                         $6,093,333              $4,287,461           $2,942,280
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Provision for doubtful accounts                                     902,253                 510,579              420,286
     Provision for gain on real estate held for sale
                                                                               -                       -             (11,396)
        Change in operating assets and liabilities
         Accrued interest and advances, less
             transfers to allowance for doubtful accounts            (2,219,903)               (466,701)
                                                                                                                     (74,209)
         Deferred interest                                                                     (131,276)
                                                                        (82,253)                                       88,724
         Amounts due from unsecured loans                                                        (4,748)
                                                                          49,871                                        (241)
         Deferred loan fees                                                                        6,332
                                                                           7,293                                        5,503
         Accounts payable
                                                                          43,889                     587               26,913
                                                                -----------------     -------------------    -----------------
Net cash provided by operating activities                              4,794,483               4,202,234            3,397,860
                                                                -----------------     -------------------    -----------------

Cash flows from investing activities
     Loans made                                                     (47,512,368)            (49,289,289)         (24,030,919)
     Principal collected on loans                                     33,293,527              16,411,445           20,243,729
     Proceeds from sale of real estate
                                                                               -                       -               79,282
     Payments for purchases of real estate
                                                                               -                       -              (1,886)
     Dispositions of (additions to) real estate held by
           Limited Liability Corporation                                       -                 359,942
                                                                                                                     (69,219)
                                                                -----------------     -------------------    -----------------
Net cash used in investing activities                               (14,218,841)            (32,517,902)          (3,779,013)
                                                                -----------------     -------------------    -----------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                    (5,000,000)              16,400,000          (5,947,000)
   Contributions by partner applicants                                19,712,488              14,887,081            9,530,318
   Interest credited to partners in applicant status                                               4,757
                                                                             800                                        1,914
   Interest withdrawn by partners in applicant status
                                                                           (409)                   (779)              (1,002)
   Partners' withdrawals                                             (3,376,035)             (2,016,960)          (1,406,579)
   Syndication costs incurred                                          (294,090)               (229,194)            (178,888)
   Formation loan lending                                            (1,461,530)             (1,102,196)            (708,461)
   Formation loan collections                                            299,987                 230,116              164,731
                                                                -----------------     -------------------    -----------------
Net cash provided by financing activities                              9,881,211              28,172,825            1,455,033

Net increase (decrease) in cash and cash equivalents                     456,853               (142,843)            1,073,880

Cash and cash equivalents - beginning of year                          1,459,725               1,602,568              528,688
                                                                -----------------     -------------------    -----------------

Cash and cash equivalents - end of year                               $1,916,578              $1,459,725           $1,602,568
                                                                =================     ===================    =================
Cash paid for interest                                                 $ 971,901               $ 887,546            $ 526,697
                                                                =================     ===================    =================

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, a California limited partnership (the "Partnership"), was organized in 1993 of which Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At December 31, 2001 and 2000, the partnership was in the offering stage, wherein contributed capital totaled $69,003,330 and $49,758,250, respectively, in limited partner contributions of an approved aggregate offering of $75,000,000, in Units of one dollar each. As of December 31, 2001 and 2000, $672,617 and $224,900, respectively, remained in applicant status, and total Units sold were in the aggregate of $69,675,947 and $49,983,150, respectively.

     A minimum of $250,000 and a maximum of $15,000,000 in Units were initially offered through qualified broker-dealers. This initial offering was closed in October 1996. In December 1996, the partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the partnership commenced a third offering for an additional 30,000,000 Units ($30,000,000), which is still open. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

     A. Sales Commissions - Formation Loan Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to Redwood Mortgage Corp., one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing.

     The Formation Loan relating to the initial $15,000,000 offering totaled $1,074,840, which was 7.2% of limited partners contributions of $14,932,017 at December 31, 1996. It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 1997, following the year the initial offering closed.

     The Formation Loan relating to the second offering ($30,000,000) totaled $2,271,916, which was 7.6% of limited partners contributions of $29,992,574 at December 31, 2000. It is to be repaid, without interest, in ten annual installments of principal, which commenced on January 1, 2001, following the year the second offering closed.

     The Formation Loan relating to the third offering ($30,000,000) totaled $1,839,684, which was 7.4% of the limited partners contributions of $24,751,355 at December 31, 2001. It is to be repaid, without interest, in ten annual installments of principal, which will commence on January 1, 2003. The third offering is expected to close during 2002.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND GENERAL(Continued)

The following summarizes Formation Loan transactions to December 31, 2001:

                                              Initial           Subsequent           Current
                                             Offering of        Offering of        Offering of
                                             $15,000,000        $30,000,000        $30,000,000           Total
                                            ---------------    --------------     --------------    ----------------
Limited partner contributions                  $14,932,017       $29,992,574        $24,751,356         $69,675,947
                                            ===============    ==============     ==============    ================

Formation Loan made                             $1,074,840        $2,271,916         $1,839,684          $5,186,440
Payments to date                                 (430,882)         (467,674)           (37,816)           (936,372)
Early withdrawal penalties applied                (46,950)          (56,106)           (20,582)           (123,638)
                                            ---------------    --------------     --------------    ----------------

Balance December 31, 2001                         $597,008        $1,748,136         $1,781,286          $4,126,430
                                            ===============    ==============     ==============    ================

Percent loaned of partners'
   Contributions                                      7.2%              7.6%               7.4%                7.4%
                                            ===============    ==============     ==============    ================

     The Formation Loan, which is receivable from Redwood Mortgage Corp., one of the general partners, has been deducted from limited partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

     B. Syndication Costs The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

     Through December 31, 2001, syndication costs of $1,690,933 had been incurred by the partnership with the following distribution:

                                                Syndication
                                                    Costs
                                             -----------------
Costs incurred                                   $1,690,933
Early withdrawal penalties applied                 (66,479)
Allocated and amortized to date                 (1,221,172)
                                             -----------------
December 31, 2001 balance                          $403,282
                                             =================

     Syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the general partners. Applicable gross proceeds were $14,932,017. Related expenditures totaled $582,365 ($569,865 syndication costs plus $12,500 organization expense) or 3.90%.

     As of December 31, 2000, syndication costs attributable to the subsequent offering #2 ($30,000,000) totaled $597,784, (2.0% of contributions), with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents.

     In August 2000, the current offering #3 began incurring syndication costs. As of December 31, 2001 and 2000 the offering had incurred $523,284 (2.11% of contributions) and $229,195 (4.7% of contributions), respectively, with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the partnership are estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The general partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000, whichever is higher.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Accrual Basis - Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon. Any subsequent payments on impaired loans are applied to the outstanding balances on the partnership's books.

     B. Management Estimates - In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

     C. Loans, Secured by Deeds of Trust - The partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. Therefore the loans are valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than the recorded investment and related amounts due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows.

     At December 31, 2001, and 2000, loans categorized as impaired by the partnership were $710,235, and $0, respectively, with a reduction in the carrying value of the impaired loans of $87,903, and $0 respectively. The reduction in the carrying value of the impaired loans is included in the allowance for doubtful accounts. During the year ended December 31, 2001, $66,037 was received as cash payments on these loans.

     As presented in Note 10 to the financial statements, the average loan to appraised value of security at the time the loans were consummated at December 31, 2001 and 2000 was 59.67% and 54.88%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, this loan to value ratio has the tendency to minimize reductions for impairment.

     D. Cash and Cash Equivalents - The partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

     The partnership maintains deposits in financial institutions that are in excess of amounts that would be covered by federal insurance. The maximum amount of loss based upon the deposits held in the bank that could result from this risk at December 31, 2001 and 2000, is approximately $2,828,574 and $1,359,725, respectively.


     E. Real Estate Owned, Held for Sale - Real Estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At December 31, 2001, there were no properties acquired by the partnership as real estate owned (REO).

     F. Income Taxes - No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     G.  Allowance  for  Doubtful  Accounts  -  Loans  and the  related  accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 2001, and 2000 was as follows:

                                                   December 31,
                                        ------------------------------------
                                              2001                  2000
                                        -------------       ----------------
Impaired loans                               $87,903                     $0
Unspecified loans                          2,155,321              1,291,150
Loans, unsecured                               3,967                 53,788
                                        -------------       ----------------
                                          $2,247,191             $1,344,938
                                        =============       ================

Allowance for Doubtful Accounts reconciliation:
Activity in the allowance for doubtful accounts is as follows for the years ending December 31:

                                       2001             2000             1999
                                 --------------    --------------    -----------
Beginning Balance                  $1,344,938       $ 834,359         $ 414,073
Provision for bad debt                956,639         469,442           448,161
Write-off of bad debt                (54,386)        (99,758)           (39,271)
Gain on sale of property                 -            140,895            11,396
                                 --------------    -------------     -----------
Ending Balance                     $2,247,191      $1,344,938         $ 834,359
                                 ==============    =============     ===========

     H. Net Income Per $1,000 Invested - Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are actual amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly quarterly or annual distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

     I. Late Fee Revenue - The Company recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the years ended December 31, 2001, 2000, and 1999 late fee revenue of $98,817, $65,520, and $19,384, respectively, was recorded.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees, which are paid to the general partners.

     A. Mortgage Brokerage Commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans the partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. In 2001 and 2000, loan brokerage commissions paid by the borrowers were $1,155,636 and $1,877,921, respectively.

     B. Mortgage Servicing Fees - Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) are paid to Redwood Mortgage Corp. based on the collection of payments from the borrowers. Mortgage servicing fees of $552,323, $505,823 and $359,464 were incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

     C. Asset Management Fee - The general partners receive monthly fees for managing the partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $157,999, $60,595, and $42,215 were incurred for years 2001, 2000 and 1999, respectively.

     D. Other Fees - The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     E. Income and Losses - All income and losses are credited or charged to partners in relation to their respective partnership interests. The distribution to the general partners (combined) shall be a total of 1%.

     F. Operating Expenses - One of the general partners, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the Statement of Income.

     G. Contributed Capital - The general partners jointly or severally were to contribute 1/10 of 1% of the cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2001 and 2000 a general partner, Gymno Corporation, had contributed $69,972 and $50,280, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.


NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Applicant Status
Subscription funds received from purchasers of Units are not admitted to the partnership until appropriate lending opportunities are available. During the period prior to the time of admission, which is anticipated to be between 1-90 days, purchasers' subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the partnership's loan portfolio.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 4 - OTHER PARTNERSHIP PROVISIONS  (Continued)

     During the periods ending December 31, 2001, 2000 and 1999, interest totaling $800, $4,757 and $1,914, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

     B. Term of the Partnership - The term of the partnership is approximately 40 years, unless sooner terminated as provided. The provisions provide for no capital withdrawal for the first year. For years two through five, limited partners may withdraw their capital balance subject to the penalty provision set forth in (E) below. Thereafter, partners have the right to withdraw over a five-year period, or longer.

     C. Election to Receive Monthly, Quarterly or Annual Distributions - At subscription, investors elect either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

     D. Profits and Losses - Profits and losses are allocated among the limited partners according to their respective capital accounts after 1% of the profits and losses are allocated to the general partners.

     E. Liquidity, Capital Withdrawals and Early Withdrawals - There are substantial restrictions on transferability of Units and accordingly an investment in the partnership is non-liquid. limited partners have no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their Capital Accounts from the partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the Notice of Withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account.

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

     F. Guaranteed Interest Rate For Offering Period - During the period commencing with the day a limited partner is admitted to the partnership and ending 3 months after the offering termination date, which is one year from the effective date of the prospectus, unless extended by the general partners for additional one-year periods, the general partners shall guarantee an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco on a monthly basis, up to a maximum interest rate of 12%. To date, actual realization exceeded the guaranteed amount for each month.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 5- LEGAL PROCEEDINGS

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The partnership has a bank line of credit expiring June 30, 2002, of up to $20,000,000 at .25% over prime secured by its Loan portfolio. The note payable balances were $11,400,000 and $16,400,000 at December 31, 2001, and 2000,
respectively. The interest rate was 5.0% and 9.75% at December 31, 2001 and 2000 respectively, (4.75% and 9.50 prime plus .25%).

     Should the general partners choose not to renew the line of credit, the balance would be converted to a three year fully amortized loan.

NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     As a result of acquiring real property through foreclosure, the partnership contributed its interest (principally land) to a Limited Liability Corporation
(LLC), which was owned 100% by the partnership. During the year ended December 31, 2000, the LLC completed construction and sold the property for a gain of $140,895 which was added to the reserves during the year. During the year ended December 31, 2001, the LLC was dissolved.

NOTE 8 - INCOME TAXES

     The following reflects reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                         December 31,
                                            ------------------------------------
                                                   2001                 2000
                                            ---------------      ---------------
Net Assets - partners' capital
      per financial statements                  $73,754,180          $53,227,353
Non-amortized syndication costs                     403,282              313,574
Allowance for doubtful accounts                   2,247,191            1,344,938
Formation loans receivable                        4,126,430            3,010,871
                                             ---------------       -------------
Net assets tax basis                             80,531,083          $57,896,736
                                             ===============       =============

     In 2001 and 2000, approximately 48% and 54% of taxable income was allocated to tax exempt organizations, i.e., retirement plans, respectively. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Loans (see note 2(c)) carrying value was $82,789,833 and $68,570,992 at December 31, 2001 and 2000, respectively. The fair value of these investments of $84,000,435 and $69,150,298 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At December 31, 2001 and 2000, there were 76 and 68 loans outstanding, respectively, with the following characteristics:

                                                      2001               2000
                                               --------------      -------------
Number of loans outstanding                                76                 68
Total loans outstanding                           $82,789,833        $68,570,992

Average loan outstanding                           $1,089,340         $1,008,397
Average loan as percent of total                        1.32%              1.47%
Average loan as percent of Partners' Capital            1.48%              1.89%

Largest loan outstanding                            7,000,000          4,000,000
Largest loan as percent of total                        8.46%              5.83%
Largest loan as percent of Partners' Capital            9.49%              7.51%

Number of counties where security is located
     (all California)                                      12                 12
Largest percentage of loans in one county              41.40%             41.72%
Average loan to appraised value of security
    at time loan was consummated                       59.67%             54.88%

Number of loans in foreclosure status                       3                  0
Amount of loans in foreclosure                     $1,050,790                  0

The following loan categories were held at December 31, 2001 and 2000:

                                                      2001               2000
                                                 -------------      ------------
First Trust Deeds                                 $42,984,020        $37,806,032
Second Trust Deeds                                 34,640,619         29,799,535
Third Trust Deeds                                   5,165,194            965,425
                                                 -------------      ------------
  Total loans                                      82,789,833         68,570,992
Prior liens due other lenders                      67,944,616         37,584,916
                                                 -------------      ------------
  Total debt                                     $150,734,449       $106,155,908
                                                 -------------      ------------

Appraised property value at time of loan         $252,604,011       $193,420,663
                                                 -------------      ------------

Total investments as a percent of appraisals           59.67%             54.88%
                                                 -------------      ------------

Investments by Type of Property
Owner occupied homes                              $11,018,765         $9,753,617
Non-Owner occupied homes                           26,523,195         16,471,074
Apartments                                          7,336,898          8,458,610
Commercial                                         37,910,975         33,887,691
                                                 -------------      ------------
                                                  $82,789,833        $68,570,992
                                                 =============      ============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS (Continued)

The interest rates on the loans range from 8.00% to 18.00% at December 31, 2001.

Scheduled maturity dates of loans as of December 31, 2001 are as follows:

                        Year Ending
                       December 31,              Amount
                      ----------------    -----------------
                           2002                $57,822,416
                           2003                 16,382,004
                           2004                  3,690,525
                           2005                    396,260
                           2006                  2,784,413
                        Thereafter               1,714,215
                                          -----------------
                                               $82,789,833
                                          =================


     The scheduled maturities for 2002 include twenty-five loans totaling $23,610,528, which are past maturity at December 31, 2001. Interest payments on nine of these loans were delinquent.

     The cash balance at December 31, 2001 of $2,928,574 was in one bank with interest bearing balances totaling $2,013,286. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $2,828,574. This bank is the same financial institution that has provided the partnership with the $20,000,000 limit line of credit (LOC). December 31, 2001, the LOC had a balance of $11,400,000. As and when deposits in the partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new loans or used to pay-down the line of credit balance.

     Workout Agreements - The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of December 31, 2001. There are approximately 11 loans totaling $11,226,000 in workout agreements as of December 31, 2001.

NOTE 11:  SUBSEQUENT EVENTS

     The partnership is in the process of issuing a new offering for an additional 50,000,000 units ($50,000,000).

NOTE 12:  COMMITMENTS & CONTINGENCIES

     Construction Loans - The partnership has construction loans, which are at various stages of completion of the construction process at December 31, 2001. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At December 31, 2001, there were $9,990,881 of undistributed construction loans which will be funded by a combination of new investors' money, line of credit draw down, and retirement of principal on current loans.

SCHEDULE II

                         REDWOOD MORTGAGE INVESTORS VIII
                        VALUATION AND QUALIFYING ACCOUNTS

Column A            Column B                         Column C                 Column D         Column E
Description         Balance                          Additions                Deductions       Balance at
                                       --------------------------------------
                    beginning of              (1)                 (2)         Describe         End of Period
                    of period         Charged to           Charged
                                      Costs & Expenses     (credited) to
                                                           Other accounts -
                                                           Describe
Year Ended
12/31/01

Deducted from
Asset accounts:

Allowance for
Doubtful accts            $1,344,938             $956,639                  -       ($54,386)*       $2,247,191

                    ----------------- -------------------- ------------------ ---------------- ----------------

Totals                    $1,344,938             $956,639                  -      ($54,386)         $2,247,191
                    ================= ==================== ================== ================ ================


* An actual write-off against the allowance for doubtful accounts.

SCHEDULE IV
                         REDWOOD MORTGAGE INVESTORS VIII
                              LOANS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A   Col. B      Col. C       Col. D          Col. E            Col. F           Col. G      Col. H       Col.I       Col. J
------    ------      ------       ------          ------            ------           ------     ------       -----       ------
Descp.  Interest   Final         Periodic       Prior Liens      Face Amt. of       Carrying    Principal      Type      Geographic
         Rate %    Maturity      Payment                         Loans(original      Amount     Amount of       of         County
                    Date          Terms                               amount)      of loans   Loans Subject    Lien       Location
                                                                                              to Delinquency
                                                                                               Principal or
                                                                                                 Interest
======= ======= ==========  =============   ==============   ===============    =============   ============= ===     =============
Comm     10.00   12/01/98      $ 1,689.33        $       -      $ 192,500.00     $ 188,777.76   $           -    1st   Alameda
Comm     12.00   02/01/99        5,131.14                -        503,457.45       503,457.45               -    1st   Santa Clara
Comm     12.00   03/01/01          789.92                -         75,000.00        70,806.52               -    1st   San Mateo
Res      11.00   04/01/06        1,039.81                -        105,000.00       100,998.89               -    1st   San Francisco
Comm     12.00   03/01/01          684.60        74,754.00         65,000.00        61,794.68               -    2nd   San Mateo
Comm     12.00   02/01/99          186.00       468,000.00         18,000.00        18,000.00               -    2nd   Santa Clara
Comm     14.00   04/01/06       12,160.05                -        700,000.00       472,071.13               -    1st   San Francisco
Comm     10.75   04/01/00          447.92       121,264.00         50,000.00        50,000.00               -    2nd   Riverside
Res      12.00   06/01/99          500.00       262,342.00         50,000.00        50,000.00               -    2nd   Alameda
Res      10.00   07/01/00        5,068.88                -        579,300.00       579,300.00               -    1st   San Francisco
Comm     12.00   10/01/02        1,562.50                -        150,000.00        58,479.99               -    1st   San Francisco
Res      11.00   04/01/99       11,661.04       579,300.00      1,320,000.00     1,320,000.00               -    2nd   San Francisco
Comm     11.00   10/01/07        6,190.11                -        650,000.00       635,381.94               -    1st   San Francisco
Res       8.00   11/01/27        1,834.42                -        250,000.00       239,606.08               -    1st   San Mateo
Land     11.00   09/01/99        3,354.17                -        350,000.00       350,000.00       43,604.21    1st   Stanislaus
Land     11.00   12/01/00       10,273.34                -      1,072,000.00       573,927.16               -    1st   Stanislaus
Res      11.00   03/01/00        1,126.59       579,300.00        950,700.00       761,909.89               -    2nd   San Francisco
Res      11.00   05/01/00        8,720.83                -        910,000.00       910,000.00               -    1st   San Francisco
Res      11.00   05/01/00        9,132.92       910,000.00        953,000.00     2,330,575.84               -    2nd   San Francisco
Res      12.00   03/01/01       12,336.18                -      1,210,000.00     1,210,000.00      181,495.95    1st   Marin
Land     11.00   01/01/01       16,500.00       363,035.00      1,800,000.00     1,440,202.18               -    2nd   Stanislaus
Land     11.00   07/01/01       23,833.33       358,116.00      2,600,000.00     2,600,000.00               -    2nd   Stanislaus
Res      10.25   09/01/09        7,616.86       668,433.00        850,000.00       839,227.22               -    2nd   Santa Clara
Comm     13.75   11/01/99        2,044.77       156,750.00        175,500.00       162,509.83               -    2nd   Alameda
Apts     12.50   03/14/00        3,552.87        46,727.69         38,727.14       308,344.28               -    2nd   Contra Costa
Land     11.00   11/01/00        2,034.55     2,968,393.00        221,951.22       190,243.90       26,449.15    3rd   Stanislaus
Comm     10.25   12/01/01       13,158.44                -      1,185,000.00     1,540,500.00               -    1st   Contra Costa
Comm     11.00   01/01/02        5,041.67       495,031.00        550,000.00       548,770.32               -    2nd   San Francisco
Comm     11.50   02/01/05        4,065.88       492,978.13        400,000.00       396,260.03       32,527.04    2nd   San Francisco
Res      11.50   09/01/01        7,272.16       539,843.20      1,292,800.00     1,279,929.24               -    2nd   San Mateo
Comm     11.50   03/01/02       12,496.45                -      1,303,977.27     1,303,977.27               -    1st   San Francisco
Comm     11.50   03/01/02       12,468.09     1,303,977.00      1,696,022.72     1,559,659.13               -    2nd   San Francisco
Land     11.50   07/01/01        4,557.93     2,600,000.00        475,609.76       475,609.76       59,253.09    2nd   Stanislaus
Comm     12.50   04/01/02       30,208.33                -      2,900,000.00     2,900,000.00               -    1st   San Mateo
Res      12.00   05/01/01        4,099.50     3,297,500.00        409,949.98       409,949.98       19,062.66    2nd   Placer
Apts     12.00   05/01/01       38,558.51                -      3,939,310.37     1,870,017.96               -    1st   San Francisco
Comm     12.00   12/01/01       28,031.03                -      4,970,000.00     4,095,941.90               -    1st   Los Angeles
Comm     10.50   06/01/06        7,089.23                -        775,000.00       769,024.18               -    1st   San Mateo
Res      11.00   02/01/02        7,376.67       730,284.00      1,661,035.00       315,693.37               -    2nd   San Mateo
Apts     12.00   08/01/03       40,000.00                -      4,000,000.00     4,000,000.00               -    1st   San Francisco
Res      12.00   03/01/01       13,250.00                -      1,325,000.00     1,325,000.00      129,187.53    1st   Marin
Land     12.00   09/01/01        7,500.00                -        750,000.00       750,000.00               -    1st   Santa Clara
Res      12.00   11/01/01       20,950.64     1,320,000.00      3,680,000.00     3,651,788.60      328,660.98    2nd   San Francisco



SCHEDULE IV    CONT'D
                         REDWOOD MORTGAGE INVESTORS VIII
                              LOANS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A   Col. B     Col. C       Col. D          Col. E            Col. F            Col. G         Col. H        Col.I      Col. J
------   ------     ------       ------          ------            ------            ------         ------        ------     ------
Descp.   Interest   Final       Periodic       Prior Liens       Face Amount of     Carrying       Principal     Type   Geographic
          Rate %   Maturity     Payment                         Loans (original      Amount       Amt of Loans    of       County
                     Date         Terms                                 amount)     of Loans       Subject to    Lien     Location
                                                                                                   Delinq. Prin
                                                                                                   or Interest
======= ======== ==========   =============   ===============    ================ ================ ===========   ====   ==========
Res       12.00   10/01/03      $ 13,000.00      $ 785,819.00      $ 1,300,000.00   $ 1,300,000.00  $     -      2nd   San Mateo
Apts      12.50   04/01/02         1,089.38      4,000,000.00          289,855.07       289,855.08   15,096.65   2nd   San Francisco
Comm      13.00   11/01/02         2,220.84        310,381.00          205,000.00       204,866.75        -      2nd   Alameda
Comm      12.50   01/01/04           246.95        845,350.00          692,000.00       442,774.76        -      2nd   San Francisco
Land      14.00   01/01/02           875.78                 -        5,000,000.00     7,000,000.00        -      1st   Alameda
Res       13.00   05/01/01         3,802.34      3,707,450.00          350,984.57       350,984.57        -      3rd   Placer
Res       11.50   03/01/01         6,229.17      1,298,693.00          650,000.00       650,000.00        -      2nd   Contra Costa
Res       12.00   03/01/01         9,500.00                 -          950,000.00       950,000.00        -      1st   San Francisco
Res       12.50   11/01/02        11,295.57                 -        1,675,000.00     1,120,170.40        -      1st   Napa
Res       13.25   10/01/02         4,633.44        950,000.00          764,000.00       503,953.29        -      2nd   San Francisco
Comm      11.50   04/01/02        45,520.83                 -        4,750,000.00     4,750,000.00        -      1st   San Francisco
Comm      12.00   04/01/02        22,500.00      4,750,000.00        2,250,000.00     2,250,000.00        -      2nd   San Francisco
Res       12.00   05/01/03        18,305.00      5,910,000.00        1,830,500.00     1,830,500.00        -      2nd   Santa Clara
Res       12.00   05/01/03        15,604.36      7,740,500.00        4,116,500.00     1,748,097.28        -      3rd   Santa Clara
Res       11.50   05/01/02         5,802.71                 -          605,500.00       604,090.61        -      1st   Marin
Apts      11.50   06/01/06         1,849.97                 -          182,000.00       181,237.75        -      1st   Merced
Res       13.25   12/01/02        19,725.93        581,870.00        2,188,000.00     1,856,635.68        -      2nd   Santa Clara
Res       13.25   01/01/03        20,350.98                 -        3,515,500.00     2,215,912.45        -      1st   Napa
Res       11.00   07/01/06         4,583.33      1,254,113.10          500,000.00       500,000.00        -      3rd   Santa Clara
Res       12.50   06/01/06         3,645.83      1,830,194.00          350,000.00         350,000.00      -      3rd   San Mateo
Res       12.00   07/01/03         5,101.34        996,773.00        1,727,400.00         560,115.92      -      2nd   San Mateo
Comm      11.50   08/01/06         3,557.64                 -          350,000.00         341,080.57      -      1st   San Mateo
Res       11.00   08/01/03         7,333.33        664,591.15          800,000.00         800,000.00      -      2nd   Santa Clara
Res       10.50   09/01/02        17,500.00      1,071,429.00        2,000,000.00       2,000,000.00      -      2nd   San Francisco
Res       13.25   03/01/03        14,249.52                 -        3,368,000.00       1,374,260.40      -      1st   San Mateo
Res       12.00   09/01/04         3,750.00        488,053.00          375,000.00         375,000.00      -      2nd   Los Angeles
Res       12.00   09/01/02         4,392.50        726,250.00          439,250.00         439,250.00      -      2nd   Santa Clara
Apts      12.50   05/01/02         7,082.55        523,140.63          740,000.00         687,443.30      -      2nd   San Francisco
Res       11.00   11/01/04         3,875.21      1,131,981.00          422,750.00         422,750.00      -      3rd   San Mateo
Res       10.25   11/01/04        12,812.50      2,484,362.94        1,500,000.00       1,500,000.00      -      2nd   San Mateo
Res       11.50   12/01/06           693.20        166,539.67           70,000.00          70,000.00      -      2nd   Stanislaus
Res       10.25   12/01/04         2,562.50        977,654.72          300,000.00         300,000.00      -      2nd   San Francisco
Comm      12.50   01/01/03         9,937.69      7,000,000.00        2,454,500.00       1,603,117.51      -      3rd   San Francisco

                              ---------------   -------------    ----------------    ---------------   -----------
                   TOTALS       $709,227.05    $67,944,614.23      $93,865,580.55     $82,789,832.80   $835,340.26
                              ===============   =============    ================    ===============   ===========

Notes:

o The allowance for doubtful accounts includes $2,155,321 relating to the above loans and accrued interest receivable and advances related thereto.

o Amounts reflected in column G(carrying amount of loans) represents both cost and the tax basis of the loans.

SCHEDULE IV   CONT'D

Reconciliation of carrying amount (cost) of loans at close of periods

                                         Year ended December 31,
                               -------------------------------------------------
                                           2001             2000          1999
                                    -------------      ------------   ----------

Balance at beginning of year         $68,570,992     $35,693,148     $31,905,958
                                  ---------------    --------------  -----------
Additions during period:
  New loans                           47,512,368      49,289,289      24,030,920
  Other                                        -               -              -
                                  ---------------    --------------  -----------
         Total Additions              47,512,368      49,289,289      24,030,920
                                  ---------------    --------------  -----------


Deductions during period:
  Collections of principal            33,293,527      16,411,445      20,243,730
  Foreclosures                                 -               -              -
  Cost of loans sold                           -               -              -
  Amortization of Premium                      -               -              -
  Other                                        -               -              -
                                  ---------------    --------------  -----------
         Total Deductions             33,293,527      16,411,445      20,243,730
                                  ---------------    --------------  -----------

Balance at close of year             $82,789,833     $68,570,992     $35,693,148
                                  ===============    ==============  ===========

Item  9  -  Changes  in  and Disagreements  with Accountants on  Accounting  and
            Financial Disclosure

     Bruce and/or John Cropper (the Croppers) have been performing audit and accounting services to the general partners of the partnership and their affiliates for over 17 years. They have been providing auditing and accounting services to the partnership for the past 8 years through the following CPA firms: 1993-1998 - Parodi & Cropper, CPA's; 1999 - Caporicci, Cropper & Larson, LLP and 2000-2001 - Armanino McKenna LLP.

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


                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

     The partnership has no Officers or Directors. Rather, the activities of the partnership are managed by three general partners of which one individual is Michael R. Burwell. The other two general partners are Gymno Corporation and Redwood Mortgage Corp. Both are California corporations, formed in 1986 and 1978, respectively. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis. Redwood Mortgage Corp. is a subsidiary of the Redwood Group Ltd., whose principal stockholder is D. Russell Burwell, the other shareholder of Gymno Corporation.

Item 11 - Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     As indicated above in Item 10, the partnership has no officers or directors. The partnership is managed by the general partners. There are certain fees and other items paid to management and related parties.


     A more complete description of management compensation is found in the prospectus (S-11) dated August 31, 2000, page 2, under the section "Compensation of the General Partners and the Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the prospectus.

Entity Receiving            Description of Compensation                Amount
  Compensation                 and Services                            Rendered
--------------------------------------------------------------------------------

I. Redwood Mortgage         Mortgage Servicing Fee
   Corp. (General Partner)   for servicing loans                       $552,323

General Partners            Asset Management Fee
&/or Affiliates              for managing assets                       $157,999

General Partners            1% interest in profits                      $60,933
                            Less allocation of syndication
                              costs                                      $1,800
                                                                 ---------------
                                                                        $59,133

General Partners            Portion of early withdrawal penalties
&/or Affiliates              applied to reduce Formation Loan           $45,984

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.      Mortgage  Brokerage  Commissions  for services in
                            connection    with   the    review,    selection,
                            evaluation,  negotiation,  and  extension  of the
                            loans  paid  by  the  borrowers  and  not  by the
                            partnership                              $1,155,636

Redwood Mortgage Corp.     Processing and Escrow Fees for services in connection
                           with notary, document preparation, credit investig-
                           ation, and escrow fees payable by the borrowers and
                           not by the partnership                       $19,149

Gymno Corporation, Inc.    Reconveyance Fee                              $3,076


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                      $241,195


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The general partners own a combined total of 1% of the partnership including a 1% portion of income and losses.

Item 13 - Certain Relationships and Related Transactions

     Refer to footnote 3 of the notes to financial statements in Part II item 8, which describes related party fees and data.

     Also refer to the prospectus dated August 31, 2000, (incorporated herein by reference) on page 2 "Compensation of General Partners and Affiliates" and page 2 "Conflicts of Interest", supplement No. 1 dated April 30, 2001, and supplement No. 2 dated February 12, 2002.

                                     Part IV

Item 14 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

A.       Documents filed as part of this report are incorporated:

         1.  In Part II, Item 8 under A - Financial Statements.

         2. The Financial Statement Schedules are listed in Part II - Item 8 under B - Financial Statement Schedules.

         3.  Exhibits.

A.

   Exhibit No.            Description of Exhibits
------------------        -------------------------
         3.1              Limited Partnership Agreement
         3.2              Form of Certificate of Limited Partnership Interest
         3.3              Certificate of Limited Partnership
        10.1              Escrow Agreement
        10.2              Servicing Agreement
        10.3              (a) Form of Note secured by Deed of Trust for
                          Construction Loans, which provides for principal and
                          interest payments.
                          (b) Form of Note secured by Deed of
                          Trust for Commercial and Multi-Family loans which
                          provides for principal and interest payments
                          (c) Form of Note secured by Deed of Trust for Com-
                          mercial and Multi-Family loans which provides for
                          interest only payments
                          (d) Form of Note secured by Deed of Trust for Single
                          Family Residential Loans, which provides for interest
                          and principal payments. (e) Form of Note secured by
                          Deed of Trust for Single Family Residential loans,
                          which provides for interest only payments.
        10.4              (a)  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement and Fixture Filing to accompany
                          Exhibits   10.3  (a),  and (c).
                          (b)  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement and Fixture Filing to accompany
                          Exhibit 10.3 (b).
                          (c)  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement and Fixture Filing to accompany
                          Exhibit 10.3 (c).
        10.5              Promissory Note for Formation Loan
        10.6              Agreement to Seek a Lender


     All of these exhibits were previously filed as the exhibits to Registrant's Registration Statement on Form S-11 (Registration No. 333-41410 and incorporated by reference herein).


B.       Reports of Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report. A Form 8-K was filed on February 11, 2000 relating to a change in accounting firms and the admittance of an additional general partner. Another Form 8-K was filed on February 14, 2001, relating to the subsequent change in accounting firms. An amended Form 8-K was filed on August 31, 2001 amending certain disclosure items set forth in the Form 8-K filed on February 13, 2001 relating to the change in accountants. A Form 8-K was filed on April 11, 2001 relating to the retirement of D. Russell Burwell as a general partner of the partnership effective September 1, 2001.


C.       See A (3) above.

D. See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated August 31, 2000, supplement No. 1 dated April 30, 2001 (post effective amendment No. 1 to the S-11 registration statement), and supplement No. 2 dated February 12, 2002 (post effective amendment to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 26th day of March, 2002.


REDWOOD MORTGAGE INVESTORS VIII


By:       /S/ Michael R. Burwell
          -----------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, President, Secretary,
                  and Principal Financial Officer



By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -----------------------------------------------------
                  Michael R. Burwell, President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 26th day of March, 2002.


Signature                                   Title                     Date



/S/ Michael R. Burwell
-------------------------
Michael R. Burwell                     General Partner            March 26, 2002


/S/ Michael R. Burwell
-------------------------
Michael R. Burwell            President of Gymno Corporation,     March 26, 2002
                              (Principal Executive Officer);
                               Director of Gymno Corporation
                               Secretary/Treasurer of Gymno
                               Corporation (Principal Financial
                               and Accounting Officer);




/S/ Michael R. Burwell
-------------------------
Michael R. Burwell         President, Secretary/Treasurer of      March 26, 2002
                            Redwood Mortgage Corp. (Principal
                           Financial and Accounting Officer);
                           Director of Redwood Mortgage Corp.