Form 10-Q
period 2002-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2002-05-15
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                 March 31, 2002
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

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
           MARCH 31, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS


                                               March 31,            December 31,
                                                2002                   2001
                                          ----------------       ---------------
                                             (unaudited)            (audited)

Cash and cash equivalents                       $3,822,820            $1,916,578
                                          ----------------       ---------------
Loans
   Loans secured by deeds of trust,
      held to maturity                          85,644,127            82,789,833
   Loans, unsecured                                  3,967                 3,967
                                          ----------------       ---------------
                                                85,648,094            82,793,800
   Less allowance for loan losses              (2,473,553)           (2,247,191)
                                          ----------------       ---------------
        Net loans                               83,174,541            80,546,609
                                          ----------------       ---------------

Interest and other receivables
   Accrued interest and late fees                2,895,949             3,236,721
   Advances on loans                               213,603               194,655
                                          ----------------       ---------------
                                                 3,109,552             3,431,376
                                          ----------------       ---------------

Prepaid loan fees                                    2,739                 6,123
                                          ----------------       ---------------

    Total assets                               $90,109,652           $85,900,686
                                          ================       ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                              $ 101,650              $  73,889
  Note payable - bank line of credit           10,000,000             11,400,000
                                           --------------         --------------

    Total liabilities                          10,101,650             11,473,889
                                           --------------         --------------

Investors in applicant status                           -                672,617
                                           --------------         --------------

Partners' capital:
  Limited partners' capital, subject to
    redemption net of unallocated
    syndication costs of $451,156 and
    $399,249 for 2002 and 2001,
    respectively and formation loan
    receivable of $4,368,806 and
    $4,126,430 for 2002 and 2001,
    respectively                               79,942,588             73,688,241

  General partners' capital, net of
    unallocated syndication costs of
    $4,558 and $4,033 for 2002 and 2001,
    respectively                                   65,414                 65,939
                                           --------------         --------------

    Total partners' capital                    80,008,002             73,754,180
                                           --------------         --------------

    Total liabilities and partners'
      capital                                 $90,109,652            $85,900,686
                                           ==============         ==============

The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
           FOR THREE MONTHS ENDED MARCH 31, 2002 and 2001 (unaudited)


                                               THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------

                                                  2002                 2001
                                            ---------------      ---------------
                                              (unaudited)          (unaudited)
Revenues
  Interest on loans                              $2,587,868           $2,138,539
  Interest - interest bearing accounts                  187                4,274
  Late charges                                       12,764                3,706
  Other                                                 750                4,327
                                            ---------------      ---------------
                                                  2,601,569            2,150,846
                                            ---------------      ---------------
 Expenses
  Mortgage servicing fees                           243,348              146,862
  Interest on note payable - bank                   134,403              386,249
  Amortization of loan origination fees               3,384                3,385
  Provision for losses on loans and
    real estate acquired through foreclosure        226,365              166,661
  Asset management fees                              75,970               24,832
  Clerical costs through Redwood Mortgage Corp.      65,195               56,804
  Professional services                              37,087                5,000
  Printing, supplies and postage                      3,810                4,250
  Other                                               9,432                7,666
                                            ---------------      ---------------
                                                    798,994              801,709
                                            ---------------      ---------------

Other income (expense)
  Interest credited to partners in
    applicant status                                  (858)                (198)
                                            ---------------      ---------------

Net income                                       $1,801,717           $1,348,939
                                            ===============      ===============

  Net income:  general partners (1%)              $  18,017            $  13,489
               limited partners (99%)             1,783,700            1,335,450
                                            ---------------      ---------------
Total - net income                               $1,801,717           $1,348,939
                                            ===============      ===============

Net income per $1,000 invested by limited
  partners for entire period
     Where income is reinvested and
       compounded                                       $21                  $22
                                            ===============      ===============

     Where partner receives income in
       monthly distributions                            $21                  $22
                                            ===============      ===============


The accompanying notes are an integral part of the financial statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 2001, and 2000 (audited)
                and THREE MONTHS ENDED MARCH 31, 2002 (unaudited)

                                                                                      PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                                                                  LIMITED PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                         Capital
                                       Partners In          Account          Unallocated          Formation
                                        Applicant           Limited          Syndication             Loan
                                          Status           partners             Costs             Receivable            Total
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 1999            $  330,000         $39,531,025        $ (342,334)       $ (2,158,674)        $37,030,017
Contributions on application             14,887,081                   -                  -                   -                  -
Formation loan increases                          -                   -                  -         (1,102,196)        (1,102,196)
Formation loan payments                           -                   -                  -             230,116            230,116
Interest credited to partners
        in applicant status                   4,757                   -                  -                   -                  -
Upon admission to partnership:
    Interest withdrawn                        (779)                   -                  -                   -                  -
    Transfers to partners' capital     (14,996,159)          14,981,287                  -                   -         14,981,287
Net income                                        -           4,244,586                  -                   -          4,244,586
Syndication costs incurred                        -                   -          (226,903)                   -          (226,903)
Allocation of syndication costs                   -           (248,361)            248,361                   -                  -
Partners' withdrawals                             -         (1,976,594)                  -                   -        (1,976,594)
Early withdrawal penalties                        -            (30,425)             10,438              19,883              (104)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 2000               224,900          56,501,518          (310,438)         (3,010,871)         53,180,209
Contributions on application             19,712,488                   -                  -                   -                  -
Formation loan increases                          -                   -                  -         (1,461,530)        (1,461,530)
Formation loan payments                           -                   -                  -             299,987            299,987
Interest credited to partners
        in applicant status                     800                   -                  -                   -                  -
Upon admission to partnership:
    Interest withdrawn                        (409)                   -                  -                   -                  -
    Transfers to partners' capital     (19,265,162)          19,245,470                  -                   -         19,245,470
Net income                                                    6,032,400                  -                              6,032,400
Syndication costs incurred                        -                              (291,149)                   -          (291,149)
Allocation of syndication costs                   -           (178,200)            178,200                   -                  -
Partners' withdrawals                             -         (3,316,902)                  -                   -        (3,316,902)
Early withdrawal penalties                        -            (70,366)             24,138              45,984              (244)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 2001             $ 672,617         $78,213,920        $ (399,249)       $ (4,126,430)        $73,688,241






                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 2001, and 2000 (audited)
                and THREE MONTHS ENDED MARCH 31, 2002 (unaudited)

                                                                                      PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                                                                  LIMITED PARTNERS' CAPITAL
                                                             --------------------------------------------------------------------
                                         Capital
                                       Partners In          Account          Unallocated          Formation
                                        Applicant           Limited          Syndication             Loan
                                          Status           partners             Costs             Receivable              Total
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 2001             $ 672,617         $78,213,920        $ (399,249)       $ (4,126,430)        $73,688,241
Contributions on application              5,066,280                   -                  -                   -                  -
Formation loan increases                          -                   -                  -           (364,461)          (364,461)
Formation loan payments                           -                   -                  -             113,520            113,520
Interest credited to partners
        in applicant status                     858                   -                  -                   -                  -
Upon admission to partnership:
    Interest withdrawn                        (382)                   -                  -                   -                  -
    Transfers to partners' capital      (5,739,373)           5,739,373                  -                   -          5,739,373
Net income                                        -           1,783,700                  -                   -          1,783,700
Syndication costs incurred                        -                   -           (99,151)                   -           (99,151)
Allocation of syndication costs                   -            (44,550)             44,550                   -                  -
Partners' withdrawals                             -           (918,607)                  -                   -          (918,607)
Early withdrawal penalties                        -            (11,286)              2,694               8,565               (27)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at March 31, 2002                   $    0         $84,762,550        $ (451,156)       $ (4,368,806)        $79,942,588
                                       =============    ================    ===============     ===============     ==============

The accompanying notes are an integral part of the financial statements



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 2001, and 2000 (audited)
                and THREE MONTHS ENDED MARCH 31, 2002 (unaudited)

                                                         PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                                     GENERAL PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                            Capital
                                            Account          Unallocated
                                            General          Syndication                           Total Partners'
                                           Partners             Costs             Total                Capital
                                         --------------     --------------    ---------------     ------------------
Balances at December 31, 1999                $  35,408         $  (3,458)          $  31,950          $  37,061,967
Contributions on application                         -                  -                  -                      -
Formation loan increases                             -                  -                  -            (1,102,196)
Formation loan payments                              -                  -                  -                230,116
Interest credited to partners in
  applicant status                                   -                  -                  -                      -
Upon admission to partnership:
    Interest withdrawn                               -                  -                  -                      -
    Transfers to partners' capital              14,872                  -             14,872             14,996,159
Net income                                      42,875                  -             42,875              4,287,461
Syndication costs incurred                           -            (2,291)            (2,291)              (229,194)
Allocation of syndication costs                (2,509)              2,509                  -                      -
Partners' withdrawals                         (40,366)                  -           (40,366)            (2,016,960)
Early withdrawal penalties                           -                104                104                      -
                                         --------------     --------------    ---------------     ------------------
Balances at December 31, 2000                   50,280            (3,136)             47,144             53,227,353
Contributions on application                         -                  -                  -                      -
Formation loan increases                             -                  -                  -            (1,461,530)
Formation loan payments                              -                  -                  -                299,987
Interest credited to partners in
  applicant status                                   -                  -                  -                      -
Upon admission to partnership:
    Interest withdrawn                               -                  -                  -                      -
    Transfers to partners' capital              19,692                  -             19,692             19,265,162
Net income                                      60,933                  -             60,933              6,093,333
Syndication costs incurred                           -            (2,941)            (2,941)              (294,090)
Allocation of syndication costs                (1,800)              1,800                  -                      -
Partners' withdrawals                         (59,133)                  -           (59,133)            (3,376,035)
Early withdrawal penalties                           -                244                244                      -
                                         --------------     --------------    ---------------     ------------------
Balances at December 31, 2001                $  69,972         $  (4,033)          $  65,939          $  73,754,180





                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 2001, and 2000 (audited)
                and THREE MONTHS ENDED MARCH 31, 2002 (unaudited)

                                                          PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                                       GENERAL PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                            Capital
                                            Account          Unallocated
                                            General          Syndication                          Total Partners'
                                           Partners             Costs             Total               Capital
                                         --------------     --------------    ---------------    -------------------
Balances at December 31, 2001                $  69,972         $  (4,033)          $  65,939          $  73,754,180
Contributions on application                         -                  -                  -                      -
Formation loan increases                             -                  -                  -              (364,461)
Formation loan payments                              -                  -                  -                113,520
Interest credited to partners in
  applicant status                                   -                  -                  -                      -
Upon admission to partnership:
    Interest withdrawn                               -                  -                  -                      -
    Transfers to partners' capital                   -                  -                  -              5,739,373
Net income                                      18,017                  -             18,017              1,801,717
Syndication costs incurred                           -            (1,002)            (1,002)              (100,153)
Allocation of syndication costs                  (450)                450                  -                      -
Partners' withdrawals                         (17,567)                  -           (17,567)              (936,174)
Early withdrawal penalties                           -                 27                 27                      -
                                         --------------     --------------    ---------------    -------------------
Balances at March 31, 2002                   $  69,972         $  (4,558)          $  65,414          $  80,008,002
                                         ==============     ==============    ===============    ===================

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (unaudited)

                                                  2002                 2001
                                              --------------     ---------------
Cash flows from operating activities
   Net income                                     $1,801,717          $1,348,939
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Provision for doubtful accounts                 226,365             166,661

        Change in operating assets and liabilities
         Accrued interest and advances, less
             transfers to allowance for doubtful
             accounts                                260,459           (192,604)
         Deferred interest                                 -            (82,253)

         Prepaid loan fees                             3,384             (2,864)
         Accounts payable                             27,761            (26,851)
                                             ---------------     ---------------
Net cash provided by operating activities          2,319,686           1,211,028
                                             ---------------     ---------------

Cash flows from investing activities
     Loans made                                 (13,834,165)        (20,309,277)
     Principal collected on loans                 11,041,233          16,377,021

     Payments for purchases of real estate             -                   (176)


                                             ---------------     ---------------
Net cash used in investing activities            (2,792,932)         (3,932,432)
                                             ---------------     ---------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit,
      net                                        (1,400,000)         (1,025,000)
   Contributions by partner applicants             5,066,280           4,624,310
   Interest credited to partners in applicant
      status                                             858                 198
   Interest withdrawn by partners in applicant
      status                                           (382)                (93)
   Partners' withdrawals                           (936,174)           (732,438)
   Syndication costs incurred                      (100,153)            (80,780)
   Formation loan lending                          (364,461)           (342,538)
   Formation loan collections                        113,520              77,532
                                            ----------------     ---------------
Net cash provided by financing activities          2,379,488           2,521,191

Net increase (decrease) in cash and cash
   equivalents                                     1,906,242           (200,213)

Cash and cash equivalents - beginning of
   year                                            1,916,578           1,459,725
                                            ----------------     ---------------

Cash and cash equivalents - end of year           $3,822,820          $1,259,512
                                            ================     ===============

Cash paid for interest                             $ 134,403           $ 386,249
                                            ================     ===============

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, a California limited partnership (the "Partnership"), was organized in 1993 of which Michael R. Burwell, an individual, and Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At March 31, 2002 and at December 31, 2001 and 2000, the Partnership was in the offering stage, wherein contributed capital totaled $74,742,227, $69,003,330 and $49,758,250, respectively, in limited partner contributions of an approved aggregate offering of $75,000,000, in Units of one dollar each. As of March 31, 2002, and December 31, 2001 and 2000, $0, $672,617 and $224,900, respectively, remained in applicant status, and total Units sold were in the aggregate of $74,742,227, $69,675,947 and $49,983,150, respectively. At December 31, 2001, the general partners, Redwood Mortgage Corp. and Michael R. Burwell, have stockholder's equity and net worth respectively in excess of $1,000,000 each. Gymno Corporation, the Corporate General Partner, has stockholder's equity in excess of $100,000. The material assets of Michael R. Burwell are not considered readily marketable.

     A minimum of $250,000 and a maximum of $15,000,000 in Units were initially offered through qualified broker-dealers. This initial offering was closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the Partnership commenced a third offering for an additional 30,000,000 Units ($30,000,000), which was still open as of March 31, 2002. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

     The Formation Loan relating to the third offering ($30,000,000) totaled $2,204,145, which was 7.4% of the limited partners contributions of $29,817,636 at March 31, 2002. It is to be repaid, without interest, in ten annual installments of principal, which will commence on January 1, 2003. The third offering closed in April, 2002 and total amount subscribed by the limited partners was $29,998,623..

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



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL(Continued)

The following summarizes Formation Loan transactions to March 31, 2002:

                                               Initial           Subsequent          Current
                                             Offering of        Offering of        Offering of
                                             $15,000,000        $30,000,000        $30,000,000           Total
                                            ---------------    --------------     --------------    ----------------

Limited partner contributions                  $14,932,017       $29,992,574        $29,817,636        $ 74,742,227
                                            ===============    ==============     ==============    ================

Formation Loan made                             $1,074,840        $2,271,916        $ 2,204,145         $ 5,550,901
Payments to date                                 (456,050)         (514,406)           (79,436)         (1,049,892)
Early withdrawal penalties applied                (48,663)          (59,532)           (24,008)           (132,203)
                                            ---------------    --------------     --------------    ----------------

Balance March 31, 2002                           $ 570,127        $1,697,978        $ 2,100,701         $ 4,368,806
                                            ===============    ==============     ==============    ================

Percent loaned of partners'
   Contributions                                      7.2%              7.6%               7.4%                7.4%
                                            ===============    ==============     ==============    ================

     The Formation Loan, which is receivable from Redwood Mortgage Corp., one of the general partners, has been deducted from limited partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

     B. Syndication Costs - The Partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

     Through March 31, 2002, syndication costs of $1,791,086 had been incurred by the Partnership with the following distribution:

                                             Syndication
                                                Costs
                                           -----------------
Costs incurred                                  $ 1,791,086
Early withdrawal penalties applied                 (69,200)
Allocated and amortized to date                 (1,266,172)
                                           -----------------
March 31, 2002 balance                           $  455,714
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

     Syndication costs attributable to the subsequent second offering ($30,000,000) were limited to the lessor of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners. Gross proceeds of the second offering were $29,992,574. Syndication costs totaled $597,784 or 2.0% of contributions.

     In August 2000, the third offering began incurring syndication costs. As of March 31, 2002, and December 31, 2001 and 2000 the offering had incurred $623,437 (2.09% of contributions), $523,284 (2.11% of contributions), and $229,195 (4.7% of contributions), respectively, with the costs of the offering being greater at the initial stages due to professional and filing fees related to formulating the offering documents. The syndication costs payable by the Partnership were estimated to be $1,200,000 if the maximum is sold (4% of $30,000,000). The general partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000, whichever is higher.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Accrual Basis - Revenues and expenses are accounted for on the accrual basis of accounting wherein revenue is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon. Any subsequent payments on impaired loans are applied to the outstanding balances on the Partnership's books.

     B. Management Estimates - In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

     C. Loans, Secured by Deeds of Trust - The Partnership has both the intent and ability to hold the loans to maturity, (i.e., held for long-term investment). Loans are valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

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

     At March 31, 2002, and at December 31, 2001, and 2000, loans categorized as impaired by the Partnership were $0, $710,235, and $0, respectively, with a reduction in the carrying value of the impaired loans of $0, $87,903, and $0, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. During the year ended December 31, 2001, $66,037 was received as cash payments on these loans.

     As presented in Note 10 to the financial statements, the average loan to appraised value of security at the time the loans were consummated for loans existing at March 31, 2002, and at December 31, 2001 and 2000 was 59.98%, 59.67% and 54.88%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, this loan to value ratio has the tendency to minimize reductions for impairment.

     D. Cash and Cash Equivalents - The Partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

     The Partnership maintains deposits in financial institutions that are in excess of amounts that would be covered by federal insurance. The maximum amount of loss based upon the deposits held in the bank that could result from this risk at March 31, 2002, and at December 31, 2001 is approximately $3,083,208, and $2,828,574, respectively. Cash balance per book was $3,822,820, the difference being unprocessed transactions by the bank.

     E. Real Estate Owned, Held for Sale - Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At March 31, 2002, and December 31, 2001 there were no properties acquired by the Partnership as real estate owned (REO).

     F. Income Taxes - No provision for Federal and State income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------

     G.  Allowance  for  Doubtful  Accounts  -  Loans  and the  related  accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for lossesto adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for loan losses as of March 31, 2002, and December 31, 2001, and 2000 was as follows:


                        March 31,                       December 31,
                     ---------------       -------------------------------------
                         2002                    2001                  2000
                     ---------------       ---------------      ----------------
Impaired loans               $     0             $  87,903               $     0
Unspecified loans          2,469,586             2,155,321             1,291,150
Loans, unsecured               3,967                 3,967                53,788
                     ---------------       ---------------      ----------------
                          $2,473,553           $ 2,247,191            $1,344,938
                     ===============       ===============      ================

     Allowance for loan losses reconciliation: Activity in the allowance for doubtful accounts is as follows for the three months through March 31, 2002, and for the years ending December 31:

                               March 31,                   December 31,
                             --------------     --------------------------------
                                  2002               2001              2000
                             --------------     --------------    --------------
Beginning Balance                $2,247,191         $1,344,938         $ 834,359
Provision for bad debt              226,365            956,639           469,442
Write-off of bad debt                   (3)           (54,386)          (99,758)
Gain on sale of property                 -                  -            140,895
                             --------------     --------------    --------------
Ending Balance                   $2,473,553         $2,247,191        $1,344,938
                             ==============     ==============    ==============

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

     I. Late Fee Revenue - The Company recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the three months ended March 31, 2002, and for the years ended December 31, 2001, and 2000, late fee revenue of $12,764, $98,817, and $65,520, respectively, was recorded.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees, which are paid to the general partners.

     A. Mortgage Brokerage Commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2002, 2001 and 2000, loan brokerage commissions paid by the borrowers were $253,099, $1,155,636 and $1,877,921, respectively.

     B. Mortgage Servicing Fees - Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) are paid to Redwood Mortgage Corp. based on the collection of payments from the borrowers. Mortgage servicing fees of $243,348, $552,323, and $505,823 were incurred for the three months through March 31, 2002, and for the years ended December 31, 2001, and 2000, respectively.

     C. Asset Management Fee - The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Management fees of $75,970, $157,999, and $60,595, were incurred for the three months through March 31, 2002, and for years 2001, and 2000, respectively.

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

     F. Operating Expenses - One of the general partners, Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statements of income.

     G. Contributed Capital - The general partners jointly or severally were to contribute 1/10 of 1% of the cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2001 and 2000 a general partner, Gymno Corporation, had contributed $69,972 and $50,280, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

     The Partnership is a California limited partnership. The rights, duties and powers of the general and limited partners of the Partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)


NOTE 4 - OTHER PARTNERSHIP PROVISIONS  (Continued)

     The general partners are in complete control of the Partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the Partnership.

     A majority of the outstanding limited partnership interests may, without the permission of the general partners, vote to: (i) terminate the Partnership,
(ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the Partnership and (iv) remove or replace one or all of the general partners.

     The approval of all limited partners is required to elect a new general partner to continue the Partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

     A. Applicant Status - Subscription funds received from purchasers of Units are not admitted to the Partnership until appropriate lending opportunities are available. During the period prior to the time of admission, which is anticipated to be between 1-90 days, purchasers' subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnership's loan portfolio.

     During the periods ending March 31, 2002, December 31, 2001, and 2000, interest totaling $858, $800, and $4,757, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment. B. Term of the Partnership The term of the Partnership is approximately 40 years, unless sooner terminated as provided. The provisions provide for no capital withdrawal for the first year. For years two through five, limited partners may withdraw their capital balance subject to the penalty provision set forth in (E) below. Thereafter, partners have the right to withdraw over a five-year period, or longer.

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

     After five years from the date of purchase of the Units, limited partners have the right to withdraw from the Partnership on an installment basis. Generally this is done over a five-year period in twenty (20) quarterly installments. Once a limited partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty
(20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner's capital account in

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 4 - OTHER PARTNERSHIP PROVISIONS  (Continued)

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

NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring June 30, 2002, of up to $20,000,000 at .25% over prime secured by its Loan portfolio. The note payable balances were $10,000,000, $11,400,000 and $16,400,000 at March 31, 2002,
December 31, 2001, and 2000, respectively. The interest rate was 5.0%, 5.0% and 9.75% at March 31, 2002, December 31, 2001 and 2000 respectively, (4.75%, 4.75%
and 9.50% prime plus .25%).

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 8 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                 March 31,                    December 31,
                                                              ---------------     ------------------------------------
                                                                   2002                2001                 2000
                                                              ---------------     ---------------      ---------------

Net Assets - partners' capital per financial statements         $ 80,008,002        $ 73,754,180         $ 53,227,353
Non-amortized syndication costs                                      455,714             403,282              313,574
Allowance for loan losses                                          2,473,553           2,247,191            1,344,938
Formation loans receivable                                         4,368,806           4,126,430            3,010,871
                                                                                  ---------------      ---------------
Net assets tax basis                                            $ 87,306,075        $ 80,531,083         $ 57,896,736
                                                              ===============     ===============      ===============

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

     (b)  Secured  loans  (see  note  2(c))  carrying  value  was   $85,644,127,
$82,789,833  and  $68,570,992  at March 31,  2002,  December  31, 2001 and 2000,
respectively. The fair value of these investments of $86,652,883, $84,000,435 and $69,150,298 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At March 31, 2002, December
31, 2001 and 2000, there were 79, 76 and 68 secured loans outstanding, respectively, with the following characteristics:


                                                                    March 31,                   December 31,
                                                                 ----------------    -----------------------------------
                                                                      2002                2001                2000
                                                                 ----------------    ---------------     ---------------
Number of loans outstanding                                                   79                 76                  68
Total loans outstanding                                              $85,644,127        $82,789,833         $68,570,992

Average loan outstanding                                              $1,084,103         $1,089,340          $1,008,397
Average loan as percent of total                                           1.27%              1.32%               1.47%
Average loan as percent of partners' capital                               1.35%              1.48%               1.89%

Largest loan outstanding                                              $4,750,000         $7,000,000          $4,000,000
Largest loan as percent of total                                           5.55%              8.46%               5.83%
Largest loan as percent of partners' capital                               5.94%              9.49%               7.51%

Number of counties where security is located (all California)                 14                 12                  12
Largest percentage of loans in one county                                 40.34%             41.40%              41.72%
Average loan to appraised value of security
    at time loan was consummated                                          59.98%             59.67%              54.88%

Number of loans in foreclosure status                                          6                  3                   0
Amount of loans in foreclosure                                        $5,191,728         $1,050,790                   0

The following loan categories were held at March 31, 2002, December 31, 2001 and 2000:

                                                           March 31,                         December 31,
                                                        -----------------       ---------------------------------------
                                                              2002                   2001                   2000
                                                        -----------------       ----------------       ----------------
First Trust Deeds                                           $ 42,725,515           $ 42,984,020            $37,806,032
Second Trust Deeds                                            36,341,856             34,640,619             29,799,535
Third Trust Deeds                                              6,576,756              5,165,194                965,425
                                                        -----------------       ----------------       ----------------
  Total loans                                                 85,644,127             82,789,833             68,570,992
Prior liens due other lenders                                 67,194,926             67,944,616             37,584,916
                                                        -----------------       ----------------       ----------------
  Total debt                                               $ 152,839,053          $ 150,734,449          $ 106,155,908
                                                        -----------------       ----------------       ----------------

Appraised property value at time of loan                   $ 254,821,931          $ 252,604,011          $ 193,420,663
                                                        -----------------       ----------------       ----------------

                                                                   59.98%                 59.67%                 54.88%
                                                        -----------------       ----------------       ----------------

Investments by type of property
Owner occupied homes                                         $17,208,627            $11,018,765            $ 9,753,617
Non-owner occupied homes                                      27,285,321             26,523,195             16,471,074
Apartments                                                     7,482,427              7,336,898              8,458,610
Commercial                                                    33,667,752             37,910,975             33,887,691
                                                        -----------------       ----------------       ----------------
                                                             $85,644,127            $82,789,833            $68,570,992
                                                        =================       ================       ================



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 10- ASSET CONCENTRATIONS AND CHARACTERISTICS (Continued)

The interest rates on the loans range from 7.50% to 18.00% at March 31, 2002.

Scheduled maturity dates of loans as of March 31, 2002 are as follows:

                        Year Ending
                       December 31,            Amount
                      ----------------    -----------------
                           2002                $44,410,743
                           2003                 22,197,696
                           2004                  9,284,957
                           2005                  2,489,760
                           2006                  2,761,136
                        Thereafter               4,499,835
                                          -----------------
                                               $85,644,127
                                          =================


     The scheduled maturities for 2002 include twenty-five loans totaling $27,997,473, which are past maturity at March 31, 2002. Interest payments on three of these loans were delinquent.

     Cash deposits at March 31, 2002 of $3,183,208 were in one bank with interest bearing balances totaling $1,651,020. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $3,083,208. This bank is the same financial institution that has provided the Partnership with the $20,000,000 limit line of credit (LOC). At March 31, 2002, the LOC had a balance of $10,000,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new loans or used to pay-down the line of credit balance.

     Workout Agreements - The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of March 31, 2002. There are approximately 7 loans totaling $9,341,381 in workout agreements as of March 31, 2002.

NOTE 11:  SUBSEQUENT EVENTS

     The Partnership is in the process of issuing a new offering for an additional 50,000,000 units ($50,000,000).

NOTE 12:  COMMITMENTS & CONTINGENCIES

     Construction Loans - The Partnership has construction loans, which are at various stages of completion of the construction process at March 31, 2002. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At March 31, 2002, there were $7,744,450 of undistributed construction loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw down, and retirement of principal on current loans.



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 13:  SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------   -------------
Revenues
      2002                                      $2,601,569               -                -               -                -
      2001                                      $2,150,846       2,195,208        2,264,539       2,424,607        9,035,200
      2000                                      $1,093,746       1,372,840        1,884,128       1,998,105        6,348,819

Expenses
      2002                                       $ 798,994               -                -               -                -
      2001                                       $ 801,709         711,323          675,633         756,078        2,944,743
      2000                                       $ 159,573         336,539          763,182         797,307        2,056,601

Other income (expenses)
      2002                                        $  (858)               -                -               -                -
      2001                                        $  (198)            (97)            (270)           3,441            2,876
      2000                                       $ (4,460)           (127)             (64)           (106)          (4,757)

Net income allocated to general partners
      2002                                        $ 18,017               -                -               -                -
      2001                                        $ 13,489          14,383           15,886          17,175           60,933
      2000                                        $  9,297          10,362           11,209          12,007           42,875

Net income allocated to limited partners
      2002                                      $1,783,700               -                -               -                -
      2001                                      $1,335,450       1,468,950        1,572,750       1,655,250        6,032,400
      2000                                       $ 920,416       1,025,812        1,109,673       1,188,685        4,244,586

Net income per $1,000 invested
   Where income is
      Reinvested
      2002                                         $    21               -                -               -                -
      2001                                         $    22          $   22           $   22          $   24           $   90
      2000                                         $    21          $   21           $   21          $   23           $   86

      Withdrawn
      2002                                         $    21               -                -               -                -
      2001                                         $    22          $   22           $   22          $   21           $   87
      2000                                         $    20          $   21           $   21          $   21           $   83


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)


NOTE 14: RECENT PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of business to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Partnership will adopt SFAS No. 144 in fiscal year 2002. Management does not feel that the adoption of this standard will have a material effect on the Partnership's results of operations or financial position.


          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for doubtful accounts (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2002, there was no real estate acquired through foreclosure.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for doubtful accounts. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2002 includes forward looking statements and predictions about possible future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     On March 31, 2002, the Partnership was in the offering stage of its third offering, ($30,000,000). Contributed capital totaled $14,932,017 for the first offering, $29,992,574 for the second offering, and $29,817,636 for the third offering, an aggregate of $74,742,227 as of March 31, 2002. Of this amount, $0 remained in applicant status. In April 2002 the third offering was fully subscribed with $29,998,623 in subscriptions received and accepted. We are in the process of issuing a fourth offering anticipated to be in the amount of $50,000,000.

Results of Operations.

     The Partnership began funding loans on April 14, 1993 and as of March 31, 2002, distributed earnings to limited partners who have chosen to compound and retain earnings at an average annualized yield of 8.44%.

     The net income increase of $1,345,181 (46%) for the year ended December 31, 2000, $1,805,872 (42%) for the year ended December 31, 2001, and $452,778 (33%)
for the three months ended March 31, 2002, was primarily attributable to the increase in loans held by the Partnership:

                                                                3 months through
                                      December 31,                  March 31,
                           ----------------------------------    ---------------
                                2000               2001               2002
                           ---------------    ---------------    ---------------

Loans outstanding             $ 68,570,992       $ 82,789,833       $ 85,644,127
Interest earned on loans         6,261,470        $ 8,920,082        $ 2,587,868

     The Partnership's ability to increase its loans was due to an increase in the capital raised, the compounding of earnings by those limited partners who have chosen to retain their earnings in the Partnership and by leveraging the loans through the use of a credit line from a commercial bank. During the years ended December 31, 2000, and 2001, and the three months through March 31, 2002, the Partnership received new capital contributions and reinvested compounding limited partner earnings of:

                                                               3 months through
                                     December 31,                 March 31,
                         -----------------------------------   ---------------
                               2000               2001               2002
                         ----------------   ----------------   ---------------

Capital contribution         $ 14,887,081       $ 19,712,488        $5,066,280
Compounding or
   retainment of earnings     $ 2,751,266        $ 3,892,420        $1,130,511

     In 1995, the Partnership established a line of credit with a commercial bank secured by its loan portfolio. This credit line is in an amount of up to $20,000,000.As of March 31, 2002, the Partnership had borrowed $10,000,000 at an interest rate of prime +.25% (5.0%). For the years ended December 31, 2000, and 2001, and three months through March 31, 2002, interest on note payable-bank was $526,697, $887,546, $971,901, and $134,403, respectively. From 2000 through
December 31, 2001, the increase in interest on notes payable-bank has been attributed to a higher overall credit facility utilization. For the three months ended March 31, 2002 the reduction in interest expense is due primarily to a reduction in the interest rate charged on the line of credit from 9% to 5%. This added source of funds will help in maximizing the Partnership's yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 2000, and 2001, and three months through March 31, 2002, the outstanding balance on the line of credit was $16,400,000, $11,400,000, and $10,000,000, respectively.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Mortgage servicing fees increased from $505,823, $552,323, and $243,348 for the years ended December 31, 2000, and 2001, and three months through March 31, 2002, respectively. The mortgage servicing fees increased primarily due to increase in the outstanding loan portfolio. Asset management fees increased from $60,595, to $157,999, and to $75,970 for the years ended December 31, 2000, and 2001, and three months through March 31, 2002, respectively. The asset management fee increase was due primarily to the increase in partners' capital which the general partners are managing and the general partners raising the amount of the management fee collected from .125% to .25% of net partnership assets in 2001 and 2002. This increase in asset management fee was less than the allowable fee payable to the general partners of .375% of net partnership assets. Clerical costs through Redwood Mortgage Corp. increased from $113,580, to $241,195, and to $65,195 for the years December 31, 2000, and 2001, and three months through March 31, 2002. This increase in costs was due to the increased costs attributable to managing the larger partnership and increased number of limited partners and by the addition of additional computer and software systems. Increases in the provision for loan losses and losses on real estate acquired through foreclosure will be discussed in the paragraph below entitled Allowance for Losses. All other partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which was discussed earlier in the Management Discussion and Analysis of
Financial  Condition  and  Results  of  Operations.  Cash  is  constantly  being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds partnership expenses and earnings requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the partnership credit line or for other partnership business.

     During 2001, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate eleven times to 1.75%. In May 2002, the Federal Reserve met and did not change interest rates. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments and funds generated from partnership unit sales occur, we expect to replace paid off loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year 2002. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between eight and nine percent in 2002.

     Allowance for Losses. The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers and if applicable the income from income producing properties, the general partners expect that we will on occasion take back real estate security. The Partnership has been fortunate in not taking back any real estate security over the last three years. During 2001, and continuing in 2002, the Northern California real estate market slowed and the national and local economies have slipped into recession. Although as of March 31, 2002 we have not acquired any real estate through foreclose, there is a likely chance that in 2002 we may acquire some real estate through the foreclosure process. Borrower's foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. During 2000 and 2001 we have had to file some foreclosure proceedings to enforce the terms of our loans. In these instances the borrowers have been able to remedy the foreclosures we have filed. As of March 31, 2002, we have commenced foreclosure proceedings against six loans. On April 23, 2002 one of the foreclosed loans paid off. Of the remaining 5 foreclosures, 4 have entered into workout agreements which call for regular monthly payments. We may file additional foreclosures during the year 2002 to enforce the terms of our loans. As a prudent guard against potential losses, the general partners have increased the amount of provisions for loan losses from $375,579 to $956,639, and to $226,365 in 2000, and 2001, and three months through March 31, 2002. These provisions for loan losses were made to guard against collection losses. Total cumulative provision for loan losses as of March 31, 2002, is $2,473,553 and is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     At the time of subscription to the Partnership, limited partners must elect whether to receive monthly, quarterly or annual cash distributions from the Partnership, or to retain earnings in their capital account. If you initially elect to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. However limited partners may change their election regarding whether they want to receive such distributions on a monthly, quarterly or annual basis. If they initially elect to retain earnings in their capital account, in lieu of cash distributions, they may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners who elect to retain earnings in their capital account, will be retained by the Partnership for making further loans or for other proper partnership purposes, and such amounts will be added to such limited partners' capital accounts.

     During the periods stated below, the Partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to retain their earnings, and those that chose to distribute:

                                                               3 months through
                     The Year ended December 31,                   March 31,
                  ---------------------------------------     ------------------
                         2000                  2001                  2002
                  -----------------     -----------------     ------------------
Compounding             $ 2,751,266           $ 3,892,420            $ 1,130,511
Distributing            $ 1,244,959           $ 1,961,780              $ 608,639

     As of December 31, 2000, and December 31, 2001, and three months through March 31, 2002, limited partners electing to withdraw earnings represented 31%, 34%, and 35%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings retainment.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see Withdrawal From Partnership in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity which the general partners then expect a portion of the limited partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of March 31, 2002, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2001 and three months through March 31, 2002 were:

                                   December 31,                      March 31,
                        -------------------------------------     --------------
                              2000                 2001                2002
                        ----------------     ----------------     --------------

Earnings liquidation         $ 1,244,959          $ 1,961,780          $ 608,639
Capital liquidation*             762,060            1,425,488            321,254
                        ----------------     ----------------     --------------

Total                        $ 2,007,019          $ 3,387,268          $ 929,893
                        ================     ================     ==============

* These amounts are gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one year period subject to certain limitations and penalties. During the two years ended December 31, 2001, and three months through March 31, 2002, capital liquidated subject to the 10% penalty for early withdrawal was:

                              December 31,                           March 31,
                  -----------------------------------------     ----------------
                             2000                    2001                 2002
                  -----------------       -----------------     ----------------
                           $309,643                $729,676             $117,399

     This represents 0.58%, 0.99% and .15% (0.75% annualized) of the limited partners' ending capital as of December 31, 2000, and 2001, and March 31, 2002, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

     Current Economic Conditions. The Partnership makes loans primarily in Northern California. As of March 31, 2002, approximately 79.9% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     The Northern California residential real estate market and particularly the San Francisco Bay Area residential real estate market experienced increases in values of over 10% in 1999 and 2000, respectively. In 2001, the residential real estate marketplace slowed, this has resulted in longer listing and transaction times and lower market prices in some segments. In spite of the U.S. recession, the California Association of Realtors reported that in March 2002 the statewide median home price had reached its highest point ever of $305,940 up 18.8% from a year earlier and 6.3% higher than in February 2002. It also reported that overall volume of pre-owned home sales surged 13.1% from the year earlier. In spite of these numbers the general partners believe that lower-end and mid-priced homes have continued to increase in value, although at a reduced rate from 2000, while high end homes have decreased in value compared to 2001. This situation is showing some signs of a turnaround. Inventories of homes available for sale have decreased sharply from their highs in the spring of 2001. For example, the supply of "for sale" homes, condominiums and townhomes in Santa Clara County peaked the week of May 25, 2001, at more than 5,700, according to Coldwell Banker Northern California statistics. As of January 18, 2002, fewer than 2,500 homes were "for sale" countywide. Other counties in the San Francisco Bay Area offer similar statistics. The number of single-family home sales in Santa Clara County was 962 for December 2001 which is the greatest number of homes sold since records became public in 1984. In Santa Clara County, the median home price hit $535,000 in March 2002, up 1.9% from February but down 5.3% from March, 2001. The reduction in inventories and the strong sales may indicate that the buyer's market that prevailed throughout most of 2001 may be coming to an end and may indicate that a recovery is underway. A stabilization of residential home prices or a recovery in home prices is good for the Partnership since it depends more heavily than banks and other similar credit type lenders on the value of a property.

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

     As of March 31, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 59.98%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). Once a limited partner's initial five-year hold period has passed the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partners' investment has the effect of providing limited partner liquidity. The general partners expect a certain percentage of the limited partners to choose this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most of the investors has yet to expire, as of March 31, 2002, many limited partners may not as yet avail themselves of this provision for liquidation.

     Earnings and capital liquidations excluding early withdrawal penalties since inception, 1993 through March 31, 2002 were:

                                                Capital
                                             liquidation
                                             net of early
                         Earnings             withdrawal
                        Liquidation            penalties              Total
                   -------------------    -----------------    -----------------

1993                           $46,855                   $0              $46,855
1994                          $165,814                   $0             $165,814
1995                          $303,477               $5,077             $308,554
1996                          $418,380             $134,647             $553,027
1997                          $495,480             $119,357             $614,837
1998                          $614,383             $233,278             $847,661
1999                          $826,291             $552,633           $1,378,924
2000                        $1,244,959             $731,635           $1,976,594
2001                        $1,961,780           $1,355,122           $3,316,902
March 31, 2002                $608,639             $309,968             $918,607

     Additionally, limited partners may withdraw over a period of one year subject to certain limitations and penalties. For the years ended December 31, 1997, 1998, 1999, 2000, 2001, and three months through March 31, 2002, $132,619,
$244,213,  $411,838,   $309,643,  $729,676,  and  $117,399,   respectively  were
liquidated subject to the 10% penalty for early withdrawal. This represents 0.63%, 0.90%, 1.11%, .58%, .99%, and .15% (0.75% annualized) of the limited partners ending capital for the years ended December 31, 1997, 1998, 1999, 2000, 2001, and three months through March 31, 2002, respectively. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 1997, 1998, 1999, 2000, 2001, and March 31, 2002, respectively, and is expected by the general partners to commonly occur at these levels.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.
                                 Description  of  Compensation
Entity Receiving Compensation       And Services Rendered            Amount
--------------------------------------------------------------------------------

I. Redwood Mortgage Corp.        Loan Servicing Fee for
                                 servicing  loans  . .  . . . . .       $243,348

General Partners &/or
  Affiliates                     Asset Management Fee for
                                 managing  assets  . . . . . . . .       $75,970

General Partners                 1% interest in profits . . . . ..       $18,017
                                      . . . . . . .
                                 Less allocation of syndication costs       $450
                                      . . .                             --------
                                                                         $17,567

Redwood Mortgage Corp.           Portion of early withdrawal penalties
                                 applied to reduce Formation Loan . . .   $8,565
                                      . . .

General Partners &/or
  Affiliates                     Organization and Offering Expenses           $0

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for
                                 services in connection with the
                                 review, selection, evaluation,
                                 negotiation, and extension of the
                                 loans paid by the borrowers and not
                                 by the  Partnership  . . . . . .       $253,099


Redwood Mortgage Corp.           Processing and Escrow Fees for
                                 services in credit connection with
                                 notary, document preparation,
                                 investigation, and escrow fees
                                 payable by the borrowers and not
                                 by the  Partnership . . . . . . .        $6,750

Gymno Corporation, Inc.          Reconveyance  Fee . . . . . . . . .        $470

Redwood Mortgage Corp.           Assumption or Extension Fees                 $0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . .  . . . . . . . . . . . . . . . .$65,195

LOAN PORTFOLIO SUMMARY AS OF MARCH 31, 2002
Partnership Highlights


First Trust Deeds                                                $42,725,515.55
Appraised Value of Properties*                                    86,788,032.00
Total Investment as a % of Appraised Value                               49.23%

First Trust Deed Loans                                            42,725,515.55
Second Trust Deed Loans                                           36,341,856.07
Third Trust Deed Loans                                             6,576,755.81
                                                            --------------------
                                                                 $85,644,127.43

First Trust Deeds due other Lenders                              $58,063,648.13
Second Trust Deeds due other Lenders                               9,131,278.00
                                                            --------------------

Total Debt                                                      $152,839,053.56

Appraised Property Value*                                       $254,821,931.00
Total Investment as a % of Appraised Value                               59.98%

Number of Loans Outstanding                                                  79

Average Investment                                                $1,084,102.88
Average Investment as a % of loans outstanding                            1.27%
Largest Investment Outstanding                                    $4,750,000.00
Largest Investment as a % of loans outstanding                            5.55%




First Trust Deed Loans                                                  49.89%
Second Trust Deed Loans                                                 42.43%
Third Trust Deed Loans                                                   7.68%
                                                                ---------------
Total                                                                  100.00%

Loans by Type of Property
                                             Amount                Percent
                                        ------------------      ---------------

Owner Occupied Homes                      $ 17,208,627.20               20.09%
Non Owner Occupied Homes                    27,285,321.62               31.86%
Apartments                                   7,482,426.87                8.74%
Commercial                                  33,667,751.74               39.31%
                                        ------------------      ---------------
Total                                     $ 85,644,127.43              100.00%

Statement of Conditions of Loans.

Number of Loans in Foreclosure     6

*Values used are the appraised values utilized at the time the loan was consummated.

               Diversification by              Total
                       County                  Loans              Percent

               San Francisco                 $34,546,885.14          40.34%
               San Mateo                      13,702,991.98          16.00%
               Santa Clara                    12,113,494.18          14.14%
               Napa                            5,557,726.88           6.49%
               Stanislaus                      5,125,981.36           5.99%
               Los Angeles                     4,554,297.33           5.32%
               Marin                           3,139,077.10           3.66%
               Contra Costa                    2,497,715.37           2.92%
               Alameda                         2,436,128.38           2.84%
               Placer                            760,934.55            .89%
               Lake                              708,000.00            .83%
               San Diego                         270,000.00            .31%
               Merced                            180,895.16            .21%
               Riverside                          50,000.00            .06%
                                        --------------------    ------------

               Total                         $85,644,127.43         100.00%
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

                  Not Applicable

  Item 3.      Defaults upon Senior Securities

                  Not Applicable

  Item 4.      Submission of Matters to a Vote of Security Holders

                  Not Applicable

  Item 5.      Other Information

                  On April 30, 2001, the Partnership filed with Securities and Exchange Commission (S.E.C.), Post-Effective Amendment No. 1 to the S-11 Registration Statement (the "Amendment"). The Amendment, containing Supplement No. 1 to the Prospectus ("Supplement") was filed to update the financial statements of the Partnership and the Corporate General Partners, Gymno Corporation and Redwood Mortgage Corp., as well as the operations of the Partnership. Post-Effective Amendment No. 2 to the S-11 Registration Statement was filed on January 30, 2002 ("Amendment 2"). Amendment 2 containing Supplement No. 2 to the Prospectus was filed to update the financial statements of Redwood Mortgage Corp. as well as the operations of the Partnership.

  Item 6.      Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                  Not Applicable

                  (b) Form 8-K

                  Form 8-K was filed on February 7, 2000, relating to a change by the Partnership's accountants in accounting firms. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change by the Partnership's accountants to another accounting firm. On April 11, 2001, the Partnership filed another Form 8-K regarding D. Russell Burwell's retirement. An Amended Form 8-K was filed on August 3, 2001 regarding the Partnership's change in Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of May 2002.


REDWOOD MORTGAGE INVESTORS VIII



By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  -----------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 13th day of May 2002.


Signature                        Title                                Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell           General Partner                        May 13, 2002



/S/ Michael R. Burwell
------------------------
Michael R. Burwell           President of Gymno Corporation,        May 13, 2002
                             (Principal Executive Officer);
                             Director of Gymno Corporation

/S/ Michael R. Burwell
------------------------
Michael R. Burwell           Secretary/Treasurer of Gymno           May 13, 2002
                             Corporation (Principal Financial
                             and Accounting Officer);
                             Director of Gymno Corporation



/S/ Michael R. Burwell
------------------------
Michael R. Burwell          President, Secretary/Treasurer          May 13, 2002
                            of Redwood Mortgage Corp.
                            (Principal Financial and
                            Accounting Officer); Director
                            of Redwood Mortgage Corp.