Form 10-Q
period 2002-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2002-08-14
CIK 889123

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Period Ended                                 June 30, 2002
    ----------------------------------------------------------------------------
    Commission file number                             333-41410
    ----------------------------------------------------------------------------
                       REDWOOD MORTGAGE INVESTORS VIII
    ----------------------------------------------------------------------------
              (exact name of registrant as specified in its charter)

              CALIFORNIA                                         94-3158788
    ----------------------------------------------------------------------------
     (State or other jurisdiction of                           I.R.S. Employer
      incorporation or organization)                          Identification No.

                650 El Camino Real, Suite G, Redwood City, CA 94063
    ----------------------------------------------------------------------------
                     (address of principal executive office)

                             (650) 365-5341
    ----------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                           NOT APPLICABLE
    ----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES         XX                                        NO
           ----------------                                   -----------------

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    YES                        NO                  NOT APPLICABLE       XX
        -------                   ---------                        -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
            JUNE 30, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS

                                                                           June 30,             December 31,
                                                                             2002                   2001
                                                                        ----------------       ---------------
                                                                          (unaudited)            (audited)

Cash and cash equivalents                                                    $3,828,787            $1,916,578
                                                                        ----------------       ---------------

Loans
   Loans secured by deeds of trust, held to maturity                         86,038,396            82,789,833
   Loans, unsecured                                                               3,967                 3,967
                                                                        ----------------       ---------------
                                                                             86,042,363            82,793,800
   Less allowance for loan losses                                           (2,652,573)           (2,247,191)
                                                                        ----------------       ---------------
       Net loans                                                             83,389,790            80,546,609
                                                                        ----------------       ---------------

Interest and other receivables
   Accrued interest and late fees                                             2,878,587             3,236,721
   Advances on loans                                                            389,868               194,655
                                                                        ----------------       ---------------
                                                                              3,268,455             3,431,376
                                                                        ----------------       ---------------

Prepaid loan fees                                                                     0                 6,123
                                                                        ----------------       ---------------

       Total assets                                                         $90,487,032           $85,900,686
                                                                        ================       ===============



                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Accounts payable                                                             $     0              $  73,889
  Note payable - bank line of credit                                         9,200,000             11,400,000
                                                                         --------------         --------------


       Total liabilities                                                     9,200,000             11,473,889
                                                                         --------------         --------------

Investors in applicant status                                                        0                672,617
                                                                         --------------         --------------

Partners' capital:
     Limited partners' capital, subject to redemption net of unallocated syndication costs of $439,805 and $399,249 for 2002 and 2001, respectively and formation loan receivable of $4,200,959 and
          $4,126,430 for 2002 and 2001, respectively                        81,216,254             73,688,241

     General partners' capital, net of unallocated syndication costs
          of $4,442 and $4,033 for 2002 and 2001, respectively                  70,778                 65,939
                                                                         --------------         --------------

       Total partners' capital                                              81,287,032             73,754,180
                                                                         --------------         --------------

       Total liabilities and partners' capital                             $90,487,032            $85,900,686
                                                                         ==============         ==============

The accompanying notes are an integral part of the financial statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
       FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 and 2001 (unaudited)

                                                        SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                               ----------------------------------- --------------------------------------
                                                    2002                2001               2002                2001
                                               ----------------    ---------------    ----------------    ---------------
                                                 (unaudited)        (unaudited)         (unaudited)        (unaudited)
Revenues
  Interest on loans                                 $5,092,786         $4,330,580          $2,504,918         $2,192,041
  Interest - interest bearing accounts                     376              5,149                 189                875
  Late charges                                          19,711              5,448               6,947              1,742
  Other                                                  3,662              4,877               2,912                550
                                               ----------------    ---------------    ----------------    ---------------
                                                     5,116,535          4,346,054           2,514,966          2,195,208
                                               ----------------    ---------------    ----------------    ---------------

Expenses
  Mortgage servicing fees                              464,202            292,088             220,854            145,226
  Interest on note payable - bank                      223,722            637,841              89,319            251,592
  Amortization of loan origination fees                  6,124              6,771               2,740              3,386
  Provision for losses on loans and real
           estate acquired through                     405,385            362,746             179,020            196,085
foreclosure
  Asset management fees                                155,629             65,450              79,659             40,618
  Clerical costs through
         Redwood Mortgage Corp.                        131,461            116,345              66,266             59,541
  Professional services                                 51,772              7,816              14,685              2,816
  Printing, supplies and postage                        15,502             14,430              11,692             10,180
  Other                                                 10,458              9,545               1,026              1,879
                                               ----------------    ---------------    ----------------    ---------------
                                                     1,464,255          1,513,032             665,261            711,323
                                               ----------------    ---------------    ----------------    ---------------
Other income (expense)
  Interest credited to partners
               in applicant status                       (866)              (295)                 (8)               (97)
                                               ----------------    ---------------    ----------------    ---------------

Net income                                          $3,651,414         $2,832,727          $1,849,697         $1,483,788
                                               ================    ===============    ================    ===============

  Net income:  general partners (1%)                 $  36,514          $  28,327           $  18,497          $  14,838
                           limited partners          3,614,900          2,804,400           1,831,200          1,468,950
(99%)
                                               ----------------    ---------------    ----------------    ---------------
Total - net income                                  $3,651,414         $2,832,727          $1,849,697         $1,483,788
                                               ================    ===============    ================    ===============

Net income per $1,000 invested by
limited partners for entire period

Where income is reinvested
     and compounded                                     $42.84             $44.36              $21.05             $22.02
                                               ================    ===============    ================    ===============

Where partner receives income
     in monthly distributions                           $42.10             $43.56              $20.93             $21.86
                                               ================    ===============    ================    ===============

The accompanying notes are an integral part of the financial statements.


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (unaudited)

                                                                                    PARTNERS' CAPITAL
                                                        --------------------------------------------------------------------------
                                                                                LIMITED PARTNERS' CAPITAL
                                                        --------------------------------------------------------------------------
                                                            Capital
                                       Partners In          Account          Unallocated          Formation
                                        Applicant           Limited          Syndication             Loan
                                          Status           Partners             Costs             Receivable              Total
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 2001             $ 672,617         $78,213,920        $ (399,249)       $ (4,126,430)        $73,688,241
Contributions on application              5,252,513                   -                  -                   -                  -
Formation loan increases                          -                   -                  -           (378,268)          (378,268)
Formation loan payments                           -                   -                  -             291,053            291,053
Interest credited to partners
        in applicant status                     866                   -                  -                   -                  -
Upon admission to Partnership:
    Interest withdrawn                        (384)                   -                  -                   -                  -
    Transfers to partners' capital      (5,925,612)           5,920,365                  -                   -          5,920,365
Net income                                        -           3,614,900                  -                   -          3,614,900
Syndication costs incurred                        -                   -          (133,681)                   -          (133,681)
Allocation of syndication costs                   -            (89,100)             89,100                   -                  -
Partners' withdrawals                             -         (1,786,315)                  -                   -        (1,786,315)
Early withdrawal penalties                        -            (16,752)              4,025              12,686               (41)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at June 30, 2002                    $    0         $85,857,018        $ (439,805)       $ (4,200,959)        $81,216,254
                                       =============    ================    ===============     ===============     ==============

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (unaudited)

                                                          PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                                       GENERAL PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                            Capital
                                            Account          Unallocated
                                            General          Syndication                         Total Partners'
                                           Partners             Costs             Total              Capital
                                         --------------     --------------    ---------------    -----------------
Balances at December 31, 2001                $  69,972         $  (4,033)          $  65,939         $ 73,754,180
Contributions on application                         -                  -                  -                    -
Formation loan increases                             -                  -                  -            (378,268)
Formation loan payments                              -                  -                  -              291,053
Interest credited to partners in
  applicant status                                   -                  -                  -                    -
Upon admission to Partnership:
    Interest withdrawn                               -                  -                  -                    -
    Transfers to partners' capital               5,247                  -              5,247            5,925,612
Net income                                      36,514                  -             36,514            3,651,414
Syndication costs incurred                           -            (1,350)            (1,350)            (135,031)
Allocation of syndication costs                  (900)                900                  -                    -
Partners' withdrawals                         (35,613)                  -           (35,613)          (1,821,928)
Early withdrawal penalties                           -                 41                 41                    -
                                         --------------     --------------    ---------------    -----------------
Balances at June 30, 2002                    $  75,220         $  (4,442)          $  70,778         $ 81,287,032
                                         ==============     ==============    ===============    =================

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (unaudited)

                                                       2002              2001
                                                   -------------    ------------
Cash flows from operating activities
   Net income                                           $3,651,4      $2,832,727
   Adjustments to reconcile net income to
     net cash provided by operating activities
        Provision for doubtful accounts                  405,385         362,746

        Change in operating assets and liabilities
         Accrued interest and advances, less
             transfers to allowance for loan losses      101,555       (625,749)
         Deferred interest                                     -        (82,253)

         Prepaid loan fees                                 6,123             521
         Accounts payable                               (73,889)        (30,000)
                                                   -------------   -------------
Net cash provided by operating activities              4,090,588       2,457,992
                                                   -------------   -------------

Cash flows from investing activities
     Loans made                                     (22,875,382)    (31,639,959)
     Principal collected on loans                     19,688,182      25,117,889

     Payments for purchases of real estate                     -         (3,652)
                                                   -------------   -------------

Net cash used in investing activities                (3,187,200)     (6,525,722)
                                                   -------------   -------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net    (2,200,000)     (3,575,000)
   Contributions by partner applicants                 5,252,513       9,982,341
   Interest credited to partners in applicant status         866             295
   Interest withdrawn by partners in applicant status      (384)           (128)
   Partners' withdrawals                             (1,821,928)     (1,557,802)
   Syndication costs incurred                          (135,031)       (144,160)
   Formation loan lending                              (378,268)       (757,859)
   Formation loan collections                            291,053         154,608
                                                   -------------   -------------
Net cash provided by financing activities              1,008,821       4,102,295
                                                   -------------   -------------

Net increase (decrease) in cash and cash equivalents   1,912,209          34,565

Cash and cash equivalents - beginning of year          1,916,578       1,459,725
                                                   -------------   -------------

Cash and cash equivalents - end of year               $3,828,787      $1,494,290
                                                   =============   =============

Cash paid for interest                                 $ 223,722       $ 637,841
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, a California limited partnership (the "Partnership"), was organized in 1993 of which Michael R. Burwell, an individual, and Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At December 31, 2001, the Partnership was in its third offering stage, wherein contributed capital totaled $69,003,330. As of June 30, 2002, the third offering closed and the contributed capital totaled $74,923,213 in limited partner contributions of an approved aggregate offerings of $75,000,000. As of June 30, 2002, and December 31, 2001, $0 and $672,617, respectively, remained in applicant status, and total Units sold were in the aggregate of $74,923,213 and $69,675,947, respectively.

     A minimum of $250,000 and a maximum of $15,000,000 in Units, at $1 per Unit, were initially offered through qualified broker-dealers. This initial offering was closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the Partnership commenced a third offering for an additional $30,000,000 in Units, which was closed in April, 2002. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

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

     The Formation Loan relating to the third offering ($30,000,000) totaled $2,217,952, which was 7.4% of the limited partners contributions of $29,998,622 at June 30, 2002. It is to be repaid, without interest, in ten annual installments of principal, which will commence on January 1, 2003. The third offering closed in April, 2002 and total amount subscribed by the limited partners was $29,998,622.

     Sales commissions range from 0% (Units sold by general partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating full 9% commissions. The principal balance of the Formation Loan will increase as additional sales of Units are made each year. The amount of the annual installment payment to be made by Redwood
Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL (Continued)

The following summarizes Formation Loan transactions to June 30, 2002:

                                               Initial          Subsequent           Current
                                             Offering of        Offering of        Offering of
                                             $15,000,000        $30,000,000        $30,000,000           Total
                                            ---------------    --------------     --------------    ----------------

Limited partner contributions                  $14,932,017       $29,992,574        $29,998,622        $ 74,923,213
                                            ===============    ==============     ==============    ================

Formation Loan made                             $1,074,840        $2,271,916         $2,217,952         $ 5,564,708
Payments to date                                 (541,675)         (562,916)          (122,835)         (1,227,426)
Early withdrawal penalties applied                (49,487)          (61,180)           (25,656)           (136,323)
                                            ---------------    --------------     --------------    ----------------

Balance June 30, 2002                            $ 483,678        $1,647,820         $2,069,461         $ 4,200,959
                                            ===============    ==============     ==============    ================

Percent loaned of partners'
   contributions                                      7.2%              7.6%               7.4%                7.4%
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

     Through June 30, 2002, syndication costs of $1,825,964 had been incurred by the Partnership with the following distribution:

                                             Syndication
                                                Costs
                                           -----------------
Costs incurred                                  $ 1,825,964
Early withdrawal penalties applied                 (70,545)
Allocated and amortized to date                 (1,311,172)
                                           -----------------
June 30, 2002 balance                            $  444,247
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

     Syndication costs attributable to the subsequent second offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners. Gross proceeds of the second offering were $29,992,574. Syndication costs totaled $597,784 or 2.0% of contributions.

     As of June 30, 2002, the third offering had incurred syndication costs of $658,315 which includes $41,843 for the fourth offering pending approval by the Securities & Exchange Commission (2.19% of contributions). The syndication costs payable by the Partnership were estimated to be $1,200,000 if the maximum Units were sold (4% of $30,000,000). The general partners will pay any syndication expenses (excluding selling commissions) in excess of ten percent of the gross proceeds or $1,200,000, whichever is higher.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


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

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in amounts due are not insignificant, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     At June 30, 2002, and at December 31, 2001, loans categorized as impaired by the Partnership were $0, and $710,235, respectively, with a reduction in the carrying value of the impaired loans of $0, and $87,903, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. During the year ended December 31, 2001, $66,037 was received as cash payments on these loans.

     As presented in Note 9 to the financial statements, the average loan to appraised value of security at the time the loans were consummated for loans existing at June 30, 2002, and at December 31, 2001 was 60.85%, and 59.67%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, this loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

The Partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.


E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At June 30, 2002, and December 31, 2001 there were no properties acquired by the Partnership as real estate owned (REO).

F. Income Taxes

     No provision for Federal and State income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------

G. Allowance for Loan Losses

     Loans and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for loan losses as of June 30, 2002, and December 31, 2001 was as follows:

                                             June 30,             December 31,
                                               2002                   2001
                                         ----------------       ----------------
Impaired loans                                    $     0              $  87,903
Unspecified loans                               2,648,606              2,155,321
Loans, unsecured                                    3,967                  3,967
                                         ----------------       ----------------
                                               $2,652,573            $ 2,247,191
                                         ================       ================

     Allowance for loan losses reconciliation: Activity in the allowance for loan losses is as follows for the six months through June 30, 2002, and for the year ending December 31, 2001

                                            June 30,              December 31,
                                              2002                    2001
                                         ----------------        ---------------
Beginning Balance                              $2,247,191             $1,344,938
Provision for loan losses                         405,385                956,639
Write-offs                                            (3)               (54,386)
                                         ----------------        ---------------
Ending Balance                                 $2,652,573             $2,247,191
                                         ================        ===============

H. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are actual amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because net income varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

I. Late Fee Revenue

     The Partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the six months ended June 30, 2002, and for the year ended December 31, 2001, late fee revenue of $19,711 and $98,817, respectively, was recorded.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)



NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees, which are paid to the general partners.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In the six month period ended June 30, 2002 and the twelve month period ended December 31, 2001, loan brokerage commissions paid by the borrowers were $515,939 and $1,155,636, respectively.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) are paid to Redwood Mortgage Corp. based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $464,202 and $552,323 were incurred for the six months through June 30, 2002, and for the year ended December 31, 2001, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Management fees of $155,629 and $157,999 were incurred for the six months through June 30, 2002, and for year 2001, respectively.

D. Other Fees

     The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

E. Operating Expenses

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

F. General Partners' Contributed Capital

     The general partners jointly or severally were to contribute 1/10 of 1% of the cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2002 and December 31, 2001 a general partner, Gymno Corporation, had contributed $75,220 and $69,972, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


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

     During the periods ending June 30, 2002, and December 31, 2001, interest totaling $866 and $800, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is non-liquid. Limited partners have no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in

                        REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002 (unaudited)


NOTE 4 - OTHER PARTNERSHIP PROVISIONS (Continued)

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

F. Guaranteed Interest Rate For Offering Period

     During the period commencing with the day a limited partner is admitted to the Partnership and ending 3 months after the initial through third offering termination dates, which in all cases will be August, 2002, the general partners shall guarantee an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco on a monthly basis, up to a maximum interest rate of 12%. To date, actual realization exceeded the guaranteed amount for each month.


NOTE 5- LEGAL PROCEEDINGS

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership renewed its bank line of credit which will expire on June 30, 2004, of up to $20,000,000 at the bank's prime rate of interest. This line of credit is secured by its loan portfolio. The line balances were $9,200,000 and $11,400,000 at June 30, 2002, and December 31, 2001, respectively. The interest rate was 5.0% and 5.0% at June 30, 2002 and December 31, 2001, respectively.

     Should the general partners choose not to renew the line of credit at its maturity, the balance would be converted to a three year fully amortized loan.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                      June 30,                December 31,
                                                                        2002                      2001
                                                                   ----------------          ---------------

Net Assets - partners' capital per financial statements               $ 81,287,032             $ 73,754,180
Non-amortized syndication costs                                            444,247                  403,282
Allowance for loan losses                                                2,652,573                2,247,191
Formation loans receivable                                               4,200,959                4,126,430
                                                                   ----------------          ---------------
Net assets tax basis                                                  $ 88,584,811             $ 80,531,083
                                                                   ================          ===============

     In 2001 approximately 48% of taxable income was allocated to tax exempt organizations, (i.e., retirement plans). Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans (see note 2(c)) carrying value was $86,038,396 and $82,789,833 at June 30, 2002 and December 31, 2001, respectively. The fair value of these investments of $87,111,203 and $84,000,435 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto is also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 9- ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded deeds of trust. At June 30, 2002 and December 31, 2001 there were 72 and 76 secured loans outstanding, respectively, with the following characteristics:

                                                                      June 30,               December 31,
                                                                        2002                     2001
                                                                 --------------------       ----------------
Number of secured loans outstanding                                               72                     76
Total secured loans outstanding                                         $ 86,038,396           $ 82,789,833

Average secured loan outstanding                                         $ 1,194,978            $ 1,089,340
Average secured loan as percent of total                                       1.39%                  1.32%
Average secured loan as percent of partners' capital                           1.47%                  1.48%

Largest secured loan outstanding                                         $ 4,750,000            $ 7,000,000
Largest secured loan as percent of total                                       5.52%                  8.46%
Largest secured loan as percent of partners' capital                           5.84%                  9.49%

Number of counties where security is located (all California)                     14                     12
Largest percentage of secured loans in one county                             37.39%                 41.40%
Average secured loan to appraised value of security
    at time loan was consummated                                              60.85%                 59.67%

Number of secured loans in foreclosure status                                      6                      3
Amount of secured loans in foreclosure                                   $ 5,694,697             $1,050,790


The following loan categories were held at June 30, 2002, and December 31, 2001:

                                                                June 30,              December 31,
                                                                  2002                    2001
                                                            -----------------       ------------------
First Trust Deeds                                               $ 42,550,087             $ 42,984,020
Second Trust Deeds                                                36,542,010               34,640,619
Third Trust Deeds                                                  6,946,299                5,165,194
                                                            -----------------       ------------------
  Total loans                                                     86,038,396               82,789,833
Prior liens due other lenders                                     88,105,593               67,944,616
                                                            -----------------       ------------------
  Total debt                                                   $ 174,143,989            $ 150,734,449
                                                            -----------------       ------------------

Appraised property value at time of loan                       $ 286,205,631            $ 252,604,011
                                                            -----------------       ------------------

                                                                      60.85%                   59.67%
                                                            -----------------       ------------------

Investments by type of property
Owner occupied homes                                             $11,939,128              $11,018,765
Non-owner occupied homes                                          28,316,362               26,523,195
Apartments                                                         8,446,275                7,336,898
Commercial                                                        37,336,631               37,910,975
                                                            -----------------       ------------------
                                                                 $86,038,396              $82,789,833
                                                            =================       ==================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 9- ASSET CONCENTRATIONS AND CHARACTERISTICS (Continued)

The interest rates on the loans range from 7.50% to 18.00% at June 30, 2002.

Scheduled maturity dates of loans as of June 30, 2002 are as follows:

                        Year Ending
                       December 31,               Amount
                      ----------------      -------------------
                           2002                    $43,423,989
                           2003                     21,297,877
                           2004                      7,113,136
                           2005                      5,985,295
                           2006                      2,640,778
                        Thereafter                   5,577,321
                                            -------------------
                                                   $86,038,396
                                            ===================

     The scheduled maturities for 2002 include twenty-two loans totaling $28,851,574, which are past maturity at June 30, 2002. Interest payments on eight of these loans were 90 days or more delinquent.

     Cash deposits at June 30, 2002 of $3,211,804 were in one bank with interest bearing balances totaling $1,208. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $3,111,804. This bank is the same financial institution that has provided the Partnership with the $20,000,000 limit line of credit (LOC). As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new loans or used to pay-down the line of credit balance.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans as of June 30, 2002. There are approximately 11 loans totaling $11,067,761 in workout agreements as of June 30, 2002.


NOTE 10:  COMMITMENTS & CONTINGENCIES

Construction Loans

     The Partnership has construction loans, which are at various stages of completion of the construction process at June 30, 2002. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At June 30, 2002, there were $6,605,000 of undistributed construction loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, and retirement of principal on current loans.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 11:  SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------   -------------
Revenues
      2002                                      $2,601,569       2,514,966                -               -                -
      2001                                      $2,150,846       2,195,208        2,264,539       2,424,607        9,035,200
      2000                                      $1,093,746       1,372,840        1,884,128       1,998,105        6,348,819

Expenses
      2002                                       $ 798,994         665,261                -               -                -
      2001                                       $ 801,709         711,323          675,633         756,078        2,944,743
      2000                                       $ 159,573         336,539          763,182         797,307        2,056,601

Other income (expenses)
      2002                                        $  (858)             (8)                -               -                -
      2001                                        $  (198)            (97)            (270)           3,441            2,876
      2000                                       $ (4,460)           (127)             (64)           (106)          (4,757)

Net income allocated to general partners
      2002                                        $ 18,017          18,497                -               -                -
      2001                                        $ 13,489          14,838           15,886          17,175           60,933
      2000                                        $  9,297          10,362           11,209          12,007           42,875

Net income allocated to limited partners
      2002                                      $1,783,700       1,831,200                -               -                -
      2001                                      $1,335,450       1,468,950        1,572,750       1,655,250        6,032,400
      2000                                       $ 920,416       1,025,812        1,109,673       1,188,685        4,244,586

Net income per $1,000 invested
   Where income is
      Reinvested
      2002                                         $    21          $   21                -               -                -
      2001                                         $    22          $   22           $   22          $   24           $   90
      2000                                         $    21          $   21           $   21          $   23           $   86

      Withdrawn
      2002                                         $    21          $   21                -               -                -
      2001                                         $    22          $   22           $   22          $   21           $   87
      2000                                         $    20          $   21           $   21          $   21           $   83



                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 12: RECENT PRONOUNCEMENTS

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


NOTE 13:  SUBSEQUENT EVENTS

     The Partnership is awaiting approval from the Securities & Exchange Commission of a new offering for an additional 50,000,000 Units ($50,000,000).

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date, and revenue and expenses for the related period. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2002, there was no real estate acquired through foreclosure.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made for loan losses to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of June 30, 2002, the Partnership's third offering, ($30,000,000) was closed. Contributed capital totaled $14,932,017 for the first offering, $29,992,574 for the second offering, and $29,998,622 for the third offering, an aggregate of $74,923,213 as of June 30, 2002. Of this amount, $0 remained in applicant status. We are in the process of issuing a fourth offering in the amount of $50,000,000. This Fourth offering of $50,000,000 will be used to increase the Partnership's capital base and provide funds for additional mortgage loans.

Results of Operations.

     The Partnership began funding loans on April 14, 1993 and as of June 30, 2002, had distributed earnings since inception to limited partners who have chosen to compound and retain earnings at an average annualized yield of 8.44%. Limited partners that chose to have earnings paid out have, since inception, received an annualized yield of 8.18%.

     The net income increase of $818,687 (29%) for the six months ended June 30, 2002, and $365,909 (25%) for the three months ended June 30, 2002, compared to the corresponding periods in 2001,, was primarily attributable to the increase in loans held by the Partnership:

                                    6 months through June 30                 3 months through June 30
                              --------------------------------------    ------------------------------------
                                    2002                 2001                2002                2001
                              -----------------    -----------------    ----------------    ----------------
Loans outstanding                 $ 86,038,396         $ 75,093,062        $ 86,038,396        $ 75,093,062
Interest earned on loans           $ 5,092,786          $ 4,330,580         $ 2,504,918         $ 2,192,041


     The Partnership's ability to increase its loans was due to an increase in the capital raised, the compounding of earnings by those limited partners who have chosen to retain their earnings in the Partnership and by leveraging the loans through the use of a credit line from a commercial bank. During the six and three month periods ended June 30, 2002, the Partnership received from limited partners, new capital contributions and reinvested compounding limited partner earnings, net of syndication cost of:

                                    6 months through June 30                    3 months through June 30
                              --------------------------------------      -------------------------------------
                                    2002                 2001                   2002                 2001
                              -----------------     ----------------      -----------------     ---------------
Capital contribution               $ 5,247,266          $ 9,853,602              $ 180,986          $4,766,290
Compounding or
retainment of earnings             $ 2,292,238          $ 1,824,585             $1,161,727           $ 956,286

     The reduction in capital contributions for both the six months and three months ended June 30, 2002, is due to the completion of the third offering of Units in April, 2002.

     In 1995, the Partnership established a line of credit with a commercial bank secured by its loan portfolio. This credit line is in an amount of up to $20,000,000. As of June 30, 2002, the Partnership had borrowed $9,200,000 at an interest rate of prime +.25% (5.0%). For the six (and three months) through June 30, 2002 and 2001, interest on note payable-bank was $223,722 and $637,841, ($89,319and $251,592), respectively. The decrease in interest on notes payable-bank has been attributed to a lower overall credit facility utilization and more significantly, a lowering of the interest rate charged from 9.25% to 7.25% during the six months ended June 30, 2001 to 5% for the six months ended June 30, 2002. This added source of funds will help in maximizing the Partnership's yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. At June 30, 2002 and 2001, the outstanding balance on the line of credit was $9,200,000 and $12,825,000, respectively. The Partnership renewed the line of credit for a two year term effective July 1, 2002, at a rate of prime only.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Mortgage servicing fees increased from $145,226 to $220,854, and from $292,088 to $464,202, for the three and six months through June 30, 2001 and 2002, respectively. The mortgage servicing fees increased primarily due to increase in the outstanding loan portfolio. Asset management fees increased from $40,618 to $79,659, and from $65,450 to $155,629, for the three and six months through June 30, 2001 and 2002, respectively. The asset management fee increase was due primarily to the increase in partners' capital which the general partners are managing and the general partners raising the amount of the management fee collected from .25% in 2001 to .375% of net Partnership assets in 2002. This increase in asset management fee was equal to the allowable fee payable to the general partners of .375% of net Partnership assets. Clerical costs through Redwood Mortgage Corp. increased from $59,541 to $66,266, and from $116,345 to $131,461, for the three and six months through June 30, 2001 and 2002, respectively. This increase in costs was due to the increased costs attributable to managing the larger Partnership and increased number of limited partners. Increases in the provision for loan losses and losses on real estate acquired through foreclosure will be discussed in the paragraph below entitled Allowance for Losses. All other Partnership expenses fluctuated within a narrow range commonly expected to occur, except for interest on note payable - bank which was discussed earlier in the Management Discussion and Analysis of Financial Condition and Results of Operations. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses and earnings requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the Partnership credit line or for other Partnership business.

     During 2001, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate eleven times to 1.75%. In May 2002, the Federal Reserve met and did not change interest rates. The effect of the previous cuts during 2001 has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates.

However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace paid off loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year 2002. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between eight and nine percent in 2002.

     Allowance for Losses. The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers and if applicable the income from income producing properties, the general partners expect that we will on occasion take back real estate security. The Partnership has been fortunate in not taking back any real estate security over the last three years. During 2001, and continuing in 2002, the Northern California real estate market slowed and the national and local economies have slipped into recession. During 2001 and 2002 we have had to file some foreclosure proceedings to enforce the terms of our loans. In most of these instances the borrowers have been able to remedy the foreclosures we have filed. As of June 30, 2002, we have commenced foreclosure proceedings against six loans totaling $5,694,697. Of the foreclosures, 4 have entered into workout agreements which call for regular monthly payments. As of June 30, 2002 we have not acquired any real estate, however, in July 2002, the Partnership did acquire one property through foreclose. The Partnership's principal balance at foreclosure was $1,870,018. There is a likely chance that in 2002 we may acquire some additional real estate through the foreclosure process. Borrower's foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for loan losses of $405,385 and $362,746, ($179,020 and $196,085), for the six (and three months) through June 30, 2002, and 2001, respectively. These provisions for loan losses were made to guard against collection losses. The total cumulative provision for loan losses as of June 30, 2002, is $2,652,573 and is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     At the time of subscription to the Partnership, limited partners must elect whether to receive monthly, quarterly or annual cash distributions from the Partnership, or to retain earnings in their capital account. If you initially elect to receive distributions, such election, once made, is irrevocable. However limited partners may change their election regarding whether they want to receive such distributions on a monthly, quarterly or annual basis. If limited partners initially elect to retain earnings in their capital account, in lieu of cash distributions, they may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners who elect to retain earnings in their capital account, will be retained by the Partnership for making further loans or for other proper Partnership purposes, and such amounts will be added to such limited partners' capital accounts.

     During the periods stated below, the Partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to retain their earnings, and those that chose to distribute:

                          6 months ended June 30                 3 months through June 30
                      --------------------------------       ---------------------------------
                          2002              2001                 2002               2001
                      --------------    --------------       --------------     --------------
Compounding             $ 2,292,238       $ 1,824,585          $ 1,161,727          $ 956,286
Distributing            $ 1,233,562         $ 890,715            $ 624,923          $ 468,114

     As of the periods stated above, limited partners electing to withdraw earnings represented 35%, 34%, 35% and 31%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings retainment.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see Withdrawal From Partnership in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity which the general partners then expect a portion of the limited partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of June 30, 2002, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the six and three months through June 30, 2002 were:

                                 Six months through June 30,              Three months through June 30,
                              -----------------------------------      -------------------------------------
                                   2002                2001                 2002                 2001
                              ----------------    ---------------      ---------------      ----------------
Earnings liquidation               $1,233,562         $  890,715            $ 624,923             $ 468,114
Capital liquidation*                  569,505            671,701              248,250               360,493
                              ----------------    ---------------      ---------------      ----------------

Total                              $1,803,067        $ 1,562,416            $ 873,173             $ 828,607
                              ================    ===============      ===============      ================

* These amounts are gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one year period subject to certain limitations and penalties. During the six and three months through June 30, 2002 and 2001, capital liquidated subject to the 10% penalty for early withdrawal was:

    Six months through June 30,                Three months through June 30,
 ----------------------------------        -------------------------------------
     2002               2001                    2002                 2001
 --------------    ----------------        --------------       ----------------
   $174,859          $333,517                 $57,460               $182,870

     This represents 0.22%, 0.52%, .07% and .29% of the limited partners' ending capital as of June 30, 2002 and 2001, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

     Current Economic Conditions. The Partnership makes loans primarily in Northern California. As of June 30, 2002, approximately 80.15% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Despite fears over failing businesses, ongoing job losses and dwindling stock portfolios, the real estate market seems to be doing remarkably well. According to the California Association of Realtors president Robert Bailey, "Residential real estate in California, particularly in the San Francisco Bay Area, continued to rebound aggressively last month (April 2002) compared to 2001." Sales in the San Francisco Bay Area increased 73% in April 2002 compared to a year ago and surged nearly 120% in Santa Clara County. The median price of homes sold in Santa Clara County in April 2002 was $552,250 according to the California Association of Realtors. The median price of an existing single family detached home in California during April 2002 was $321,950, a 26.1% increase over the $255,310 median for April 2001 the association's report says. "Low inventory, favorable mortgage interest rates and rapidly rising home price appreciation will continue to intensify the pace of home sales in the coming months", says Leslie Appleton-Young, the association's vice president and chief economist. For the Partnership, these statistics imply that the values of the homes secured by mortgages in our portfolio should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate. It also implies increased loan activity, as the number of real estate transactions is increasing, leaving more loan opportunities for lenders.

     Commercial property vacancy rates have continued to climb. According to BT Commercial overall San Francisco Bay Area vacancy rates have risen to almost 20%, up from 16.6% in the last quarter of 2001. Rental rates plunged 9% from $30 per square foot in the fourth quarter of 2001 to $27.24 in the first quarter of 2002. Average asking rates in the San Francisco Bay Area the first quarter a year ago were $57.24. To the Partnership, these higher vacancy rates may mean that we could experience higher delinquencies and foreclosures if our borrowers' tenants' leases expire or their rental space becomes available through business failures.

     For Partnership loans outstanding, as of June 30, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 60.85%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

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

     While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus part of Form S-11 and subsequent amendments related to the offering of Partnership interests dated August 31, 2000, pages 20-23, under the section "Compensation of the General Partners and the Affiliates," which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ended June 30, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                                  Description of Compensation
Entity Receiving Compensation                        And Services Rendered                    Amount
------------------------------------- ---------------------------------------------------- --------------

I. Redwood Mortgage Corp.             Loan Servicing Fee for
                                      servicing loans........................................   $464,202


General Partners &/or Affiliates      Asset Management Fee for
                                      managing assets........................................   $155,629


General Partners                      1% interest in profits.................................    $36,514

                                      Less allocation of syndication costs ..................       $900
                                                                                             -----------
                                                                                                 $35,614
Redwood Mortgage Corp.                Portion of early withdrawal penalties
                                      applied to reduce Formation Loan.......................    $12,686

General Partners &/or Affiliates      Organization and Offering Expenses.....................         $0

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.                Mortgage Brokerage Commissions for services in
                                      connection with the review, selection, evaluation,
                                      negotiation, and extension of the loans paid by the
                                      borrowers and  not by the Partnership..................   $515,939

Redwood Mortgage Corp.                Processing and Escrow Fees for services in credit
                                      connection with notary, document preparation,
                                      investigation, and escrow fees payable by the
                                      borrowers and not by the Partnership...................    $10,200

Gymno Corporation, Inc.               Reconveyance Fee.......................................     $1,126

Redwood Mortgage Corp.                Assumption or Extension Fees...........................         $0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . $131,461

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

                  Not Applicable

  Item 3.     Defaults upon Senior Securities

                  Not Applicable

  Item 4.     Submission of Matters to a Vote of Security Holders

                  Not Applicable

  Item 5.     Other Information

     On April 30, 2001, the Partnership filed with Securities and Exchange Commission (S.E.C.), Post-Effective Amendment No. 1 to the S-11 Registration Statement (the "Amendment"). The Amendment, containing Supplement No. 1 to the Prospectus ("Supplement") was filed to update the financial statements of the Partnership and the Corporate General Partners, Gymno Corporation and Redwood Mortgage Corp., as well as the operations of the Partnership. Post-Effective Amendment No. 2 to the S-11 Registration Statement was filed on January 30, 2002 ("Amendment 2"). Amendment 2 containing Supplement No. 2 to the Prospectus was filed to update the financial statements of Redwood Mortgage Corp. as well as the operations of the Partnership. On March 6, 2002, Form S-11 Registration Statement was filed with the Securities & Exchange Commission for an additional $50,000,000 offering.

  Item 6.     Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                     (99.1) Certification of Michael R. Burwell, General Partner

                     (99.2) Certification of Michael R. Burwell, President,
                            Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

                  (b) Form 8-K

                     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2002.


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


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -----------------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of August, 2002.


Signature                                Title                          Date

/S/ Michael R. Burwell
---------------------------
Michael R. Burwell                  General Partner              August 14, 2002



/S/ Michael R. Burwell
---------------------------
Michael R. Burwell            President of Gymno Corporation,    August 14, 2002
                               (Principal Executive Officer);
                               Director of Gymno Corporation

/S/ Michael R. Burwell
---------------------------
Michael R. Burwell            Secretary/Treasurer of Gymno       August 14, 2002
                             Corporation (Principal Financial
                                  and Accounting Officer);
                              Director of Gymno Corporation


/S/ Michael R. Burwell
---------------------------
Michael R. Burwell           President, Secretary/Treasurer      August 14, 2002
                                of Redwood Mortgage Corp.
                                (Principal Financial and
                              Accounting Officer); Director
                                of Redwood Mortgage Corp.

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
August 14, 2002

                                                                    Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 14, 2002