Form 10-Q
period 2002-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2002-11-14
CIK 889123

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Quarterly Period Ended                    September 30, 2002
    ---------------------------------------------------------------------------
    Commission file number                             333-41410
    ---------------------------------------------------------------------------

        REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
    ----------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

           CALIFORNIA                                              94-3158788
    ----------------------------------------------------------------------------
    (State or other jurisdiction of                          I.R.S. Employer
    incorporation or organization)                          Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
    ----------------------------------------------------------------------------
                     (address of principal executive office)

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

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
         SEPTEMBER 30, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS

                                                                         September 30,          December 31,
                                                                             2002                   2001
                                                                        ----------------       ---------------
                                                                          (unaudited)            (audited)

Cash and cash equivalents                                                   $ 2,812,092            $1,916,578
                                                                        ----------------       ---------------

Loans
   Loans secured by deeds of trust, held to maturity                         90,858,944            82,789,833
   Loans, unsecured                                                                   0                 3,967
                                                                        ----------------       ---------------
                                                                             90,858,944            82,793,800
   Less allowance for loan losses                                           (2,665,476)           (2,247,191)
                                                                        ----------------       ---------------
       Net loans                                                             88,193,468            80,546,609
                                                                        ----------------       ---------------

Interest and other receivables
   Accrued interest and late fees                                             3,351,251             3,236,721
   Advances on loans                                                            289,027               194,655
                                                                        ----------------       ---------------
                                                                              3,640,278             3,431,376
                                                                        ----------------       ---------------

Real estate owned, held for sale                                              2,249,595                     0

Investment in limited liability corporation, at fair value                    3,911,909                     0

Prepaid loan fees                                                                21,875                 6,123
                                                                        ----------------       ---------------

       Total assets                                                        $100,829,217           $85,900,686
                                                                        ================       ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                                           $  240,377             $  73,889
  Note payable - bank line of credit                                         18,250,000            11,400,000
                                                                        ----------------       ---------------

       Total liabilities                                                     18,490,377            11,473,889
                                                                        ----------------       ---------------

Investors in applicant status                                                         0               672,617
                                                                        ----------------       ---------------

Partners' capital:
  Limited partners' capital, subject to redemption net of
    unallocated syndication costs of $476,225 and $399,249
    for 2002 and 2001, respectively and formation loan receivable receivable of $4,078,874 and $4,126,430 for 2002 and 2001,
    Respectively                                                             82,268,432            73,688,241

  General partners' capital, net of unallocated syndication costs
    of $4,811 and $4,033 for 2002 and 2001, respectively                         70,408                65,939
                                                                        ----------------       ---------------

       Total partners' capital                                               82,338,840            73,754,180
                                                                        ----------------       ---------------

       Total liabilities and partners' capital                             $100,829,217           $85,900,686
                                                                        ================       ===============

The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001 (unaudited)


                                                       NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                               ----------------------------------- ---------------------------------------

                                                    2002                2001               2002                2001
                                               ----------------    ---------------    ----------------    ---------------
                                                 (unaudited)        (unaudited)         (unaudited)        (unaudited)
Revenues
  Interest on loans                                 $8,251,832         $6,586,982          $3,159,045         $2,256,402
  Interest - interest bearing accounts                     377              7,234                   1              2,085
  Late charges                                          23,780             10,950               4,070              5,502

  Other                                                  5,633              5,427               1,971                550
                                               ----------------    ---------------    ----------------    ---------------
                                                     8,281,622          6,610,593           3,165,087          2,264,539
                                               ----------------    ---------------    ----------------    ---------------

Expenses
  Mortgage servicing fees                              662,142            422,658             197,940            130,570
  Interest on note payable - bank                      400,688            838,669             176,966            200,828
  Amortization of loan origination fees                  9,249             10,156               3,125              3,385
  Provision for losses on loans and real
     estate acquired through foreclosure               933,644            588,260             528,259            225,514
  Brokerage fees                                       240,376                  0             240,376                  0
  Asset management fees                                237,192            110,048              81,563             44,598
  Clerical costs through
     Redwood Mortgage Corp.                            198,212            177,929              66,751             61,584
  Professional services                                 59,587              9,867               7,815              2,051
  Printing, supplies and postage                        21,814             21,513               6,312              7,083
  Other                                                 11,973              9,565               1,515                 20
                                               ----------------    ---------------    ----------------    ---------------
                                                     2,774,877          2,188,665           1,310,622            675,633
                                               ----------------    ---------------    ----------------    ---------------

Other income (expense)
  Interest credited to partners
      in applicant status                                (866)              (565)                 (0)              (270)
                                               ----------------    ---------------    ----------------    ---------------

Net income                                          $5,505,879         $4,421,363          $1,854,465         $1,588,636
                                               ================    ===============    ================    ===============

  Net income:  general partners (1%)                  $ 55,059           $ 44,213            $ 18,545           $ 15,886
                           limited partners          5,450,820          4,377,150           1,835,920          1,572,750
(99%)
                                               ----------------    ---------------    ----------------    ---------------
Total - net income                                  $5,505,879         $4,421,363          $1,854,465         $1,588,636
                                               ================    ===============    ================    ===============

Net income per $1,000 invested by
     limited partners for entire period

-where income is reinvested
     and compounded                                     $64.82             $67.07              $21.45             $21.74
                                               ================    ===============    ================    ===============

-where partner receives income
     In monthly distributions                           $63.03             $65.15              $20.93             $21.59
                                               ================    ===============    ================    ===============

The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited)

                                                                                    PARTNERS' CAPITAL
                                                        --------------------------------------------------------------------------
                                                                                LIMITED PARTNERS' CAPITAL
                                                        --------------------------------------------------------------------------
                                                            Capital
                                       Partners In          Account          Unallocated          Formation
                                        Applicant           Limited          Syndication             Loan
                                          Status           Partners             Costs             Receivable              Total
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at December 31, 2001             $ 672,617        $ 78,213,920         $(399,249)        $(4,126,430)        $73,688,241
Contributions on application              5,252,513                   -                  -                   -                  -
Formation loan increases                          -                   -                  -           (378,268)          (378,268)
Formation loan payments                           -                   -                  -             412,105            412,105
Interest credited to partners
        in applicant status                     866                   -                  -                   -                  -
Upon admission to Partnership:
    Interest withdrawn                        (384)                   -                  -                   -                  -
    Transfers to partners' capital      (5,925,612)           5,920,365                  -                   -          5,920,365
Net income                                        -           5,450,820                  -                   -          5,450,820
Syndication costs incurred                        -                   -          (200,146)                   -          (200,146)
Allocation of syndication costs                   -           (118,800)            118,800                   -                  -
Partners' withdrawals                             -         (2,624,641)                  -                   -        (2,624,641)
Early withdrawal penalties                        -            (18,133)              4,370              13,719               (44)
                                       -------------    ----------------    ---------------     ---------------     --------------
Balances at September 30, 2002               $    0        $ 86,823,531         $(476,225)        $(4,078,874)        $82,268,432
                                       =============    ================    ===============     ===============     ==============

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited)

                                                          PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                                      GENERAL PARTNERS' CAPITAL
                                         ----------------------------------------------------
                                            Capital
                                            Account          Unallocated
                                            General          Syndication                         Total Partners'
                                           Partners             Costs             Total              Capital
                                         --------------     --------------    ---------------    -----------------
Balances at December 31, 2001                 $ 69,972           $(4,033)           $ 65,939          $73,754,180
Contributions on application                         -                  -                  -                    -
Formation loan increases                             -                  -                  -            (378,268)
Formation loan payments                              -                  -                  -              412,105
Interest credited to partners in
  applicant status                                   -                  -                  -                    -
Upon admission to Partnership:
    Interest withdrawn                               -                  -                  -                    -
    Transfers to partners' capital               5,247                  -              5,247            5,925,612
Net income                                      55,059                  -             55,059            5,505,879
Syndication costs incurred                           -            (2,022)            (2,022)            (202,168)
Allocation of syndication costs                (1,200)              1,200                  -                    -
Partners' withdrawals                         (53,859)                  -           (53,859)          (2,678,500)
Early withdrawal penalties                           -                 44                 44                    -
                                         --------------     --------------    ---------------    -----------------
Balances at September 30, 2002                $ 75,219          $ (4,811)            $70,408          $82,338,840
                                         ==============     ==============    ===============    =================

The accompanying notes are an integral part of the financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (unaudited)

                                                                             2002                 2001
                                                                        ----------------     ---------------
Cash flows from operating activities
   Net income                                                                $5,505,879          $4,421,363
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for losses on loans and real estate acquired
        through foreclosure                                                     933,644             588,260

        Change in operating assets and liabilities
         Accrued interest and advances, less transfers to
             allowance for loan losses                                        (281,657)         (1,296,858)
         Deferred interest                                                            -            (82,253)

         Prepaid loan fees                                                     (15,752)               3,907
         Accounts payable                                                       166,488            (30,000)
                                                                        ----------------     ---------------
Net cash provided by operating activities                                     6,308,602           3,604,419
                                                                        ----------------     ---------------

Cash flows from investing activities
     Loans made                                                            (37,755,822)        (39,713,679)
     Principal collected on loans                                            23,761,809          30,904,966

     Payments for purchases of real estate                                    (379,580)             (4,515)
     Investment in LLC                                                        (295,659)                   0
                                                                        ----------------     ---------------

Net cash used in investing activities                                      (14,669,252)         (8,813,228)
                                                                        ----------------     ---------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                             6,850,000         (5,375,000)
   Contributions by partner applicants                                        5,252,513          15,157,435
   Interest credited to partners in applicant status                                866                 565
   Interest withdrawn by partners in applicant status                             (384)               (254)
   Partners' withdrawals                                                    (2,678,500)         (2,447,966)
   Syndication costs incurred                                                 (202,168)           (181,397)
   Formation loan lending                                                     (378,268)         (1,122,355)
   Formation loan collections                                                   412,105             229,579
                                                                        ----------------     ---------------
Net cash provided by financing activities                                     9,256,164           6,260,607
                                                                        ----------------     ---------------

Net increase (decrease) in cash and cash equivalents                            895,514           1,051,798

Cash and cash equivalents - beginning of year                                 1,916,578           1,459,725
                                                                        ----------------     ---------------

Cash and cash equivalents - end of period                                    $2,812,092          $2,511,523
                                                                        ================     ===============

Cash paid for interest                                                        $ 400,688           $ 838,669
                                                                        ================     ===============

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VIII, a California limited partnership (the "Partnership"), was organized in 1993 of which Michael R. Burwell, an individual, and Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At December 31, 2001, the Partnership was in its third offering stage, wherein contributed capital totaled $69,003,330. As of June 30, 2002, the third offering closed and the contributed capital totaled $74,923,213 in limited partner contributions of an approved aggregate offerings of $75,000,000. As of September 30, 2002, and December 31, 2001, $0 and $672,617, respectively, remained in applicant status, and total Units sold were in the aggregate of $74,923,213 and $69,675,947, respectively.

     A minimum of $250,000 and a maximum of $15,000,000 in Units, at $1 per Unit, were initially offered through qualified broker-dealers. This initial offering was closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 in Units. This offering was closed on August 30, 2000 and on August 31, 2000, the Partnership commenced a third offering for an additional $30,000,000 in Units, which was closed in April, 2002. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations. Each month's income is distributed to partners based upon their proportionate share of partner's capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

     Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan." It is unsecured and non-interest bearing.

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

     The Formation Loan relating to the third offering ($30,000,000) totaled $2,217,952, which was 7.4% of the limited partners contributions of $29,998,622 at September 30, 2002. It is to be repaid, without interest, in ten annual installments of principal, which will commence on January 1, 2003. The third offering closed in April, 2002 and total amount subscribed by the limited partners was $29,998,622.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 1 - ORGANIZATION AND GENERAL (Continued)

The following summarizes Formation Loan transactions to September 30, 2002:

                                               Initial             Second              Third
                                             Offering of        Offering of         Offering of
                                             $15,000,000        $30,000,000         $30,000,000            Total
                                           ----------------    ---------------     ---------------    ----------------

Limited partner contributions                  $14,932,017        $29,992,574         $29,998,622         $74,923,213
                                           ================    ===============     ===============    ================

Formation Loan made                             $1,074,840         $2,271,916          $2,217,952          $5,564,708
Payments to date                                 (568,349)          (612,661)           (167,468)         (1,348,478)
Early withdrawal penalties applied                (49,694)           (61,593)            (26,069)           (137,356)
                                           ----------------    ---------------     ---------------    ----------------

Balance September 30, 2002                       $ 456,797         $1,597,662          $2,024,415          $4,078,874
                                           ================    ===============     ===============    ================

Percent loaned of partners'
   Contributions                                      7.2%               7.6%                7.4%                7.4%
                                           ================    ===============     ===============    ================

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

     Through September 30, 2002, syndication costs of $1,893,101 had been incurred by the Partnership with the following distribution:

                                             Syndication
                                                Costs
                                           -----------------
Costs incurred                                  $ 1,893,101
Early withdrawal penalties applied                 (70,893)
Allocated and amortized to date                 (1,341,172)
                                           -----------------
September 30, 2002 balance                       $  481,036
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

     Syndication costs attributable to the third offering ($30,000,000) were limited to the lessor of 10% of the gross proceeds or $1,200,000 with any excess being paid by the General Partners. Gross proceeds of the third offering were $29,998,622. Syndication costs totaled $616,472 or 2% of contributions.

     At September 30, 2002, $108,980 of syndication expense had been incurred for the anticipated fourth offering.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


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

     Once a loan is  categorized  as  impaired,  interest  is no longer  accrued thereon. Any subsequent payments on impaired loans are applied to the outstanding balances on the Partnership's books. At September 30, 2002, and at December 31, 2001, loans categorized as impaired by the Partnership were $0, and $710,235, respectively, with a reduction in the carrying value of the impaired loans of $0, and $87,903, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. During the year ended December 31, 2001, $66,037 was received as cash payments on these loans.

     As presented in Note 10 to the financial statements, the average loan to appraised value of security at the time the loans were consummated for loans existing at September 30, 2002, and at December 31, 2001 was 60.15%, and 59.67%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, this loan to value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     The Partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.


E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At September 30, 2002, there were two properties acquired by the Partnership as real estate owned (REO). One of the properties owned is held in a Limited Liability Corporation, which is 100% owned by the Partnership (see Notes 2(F) and 7).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F.  Investment in Limited Liability Corporation (See Note 7)

     The Partnership reflects its investment in a Limited Liability Corporation at the lower of cost or fair value.

G. Income Taxes

     No provision for Federal and State income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

H. Allowance for Loan Losses

     Loans and the related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for loan losses as of September 30, 2002, and December 31, 2001 was as follows:

                                    September 30,           December 31,
                                       2002                    2001
                                 -----------------       ----------------
Impaired loans                             $    0               $ 87,903
Unspecified loans                       2,665,476              2,155,321
Loans, unsecured                                0                  3,967
                                 -----------------       ----------------
                                       $2,665,476             $2,247,191
                                 =================       ================

     Allowance for loan losses reconciliation: Activity in the allowance for loan losses is as follows for the nine months through September 30, 2002, and for the year ending December 31, 2001

                                     September 30,            December 31,
                                         2002                    2001
                                  -----------------        ---------------
Beginning Balance                       $2,247,191             $1,344,938
Provision for loan losses                  433,644                956,639
Write-offs                                (15,359)               (54,386)
                                  -----------------        ---------------

Ending Balance                          $2,665,476             $2,247,191
                                  =================        ===============

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

J. Late Fee Revenue

     The Partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the nine months ended September 30, 2002, and September 30, 2001, late fee revenue of $23,780 and $10,950, respectively, was recorded.


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees, which are paid to the general partners.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In the nine month period ended September 30, 2002 and September 30, 2001, loan brokerage commissions paid by the borrowers were $886,893 and $998,556, respectively.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) are paid to Redwood Mortgage Corp. based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $662,142 and $422,658 were incurred for the nine months through September 30, 2002, and September 30, 2001, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Management fees of $237,192 and $110,048 were incurred for the nine months through September 30, 2002, and September 30, 2001, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES (Continued)

F. General Partners' Contributed Capital

     The general partners jointly or severally were to contribute 1/10 of 1% of the cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2002 and December 31, 2001 a general partner, Gymno Corporation, had maintained $75,220 and $69,972, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.


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

     During the nine month periods ending September 30, 2002, and September 30, 2001, interest totaling $866 and $565, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 4 - OTHER PARTNERSHIP PROVISIONS (Continued)

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

F. Guaranteed Interest Rate For Offering Period

     During the period commencing with the day a limited partner is admitted to the Partnership and ending 3 months after the initial through third offering termination dates, which in all cases will be August, 2002, the general partners guaranteed an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco on a monthly basis, up to a maximum interest rate of 12%. To date, actual realization exceeded the guaranteed amount for each month.


NOTE 5 - LEGAL PROCEEDINGS

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 6 - NOTE PAYABLE - BANK LINE OF CREDIT

     The Partnership has a line of credit which will expire on June 30, 2004, of up to $20,000,000 at the bank's prime rate of interest. This line of credit is secured by its loan portfolio. The line balances were $18,250,000 and
$11,025,000 at September 30, 2002, and September 30, 2001, respectively. The interest rate was 4.75% and 5.0% at September 30, 2002 and December 31, 2001, respectively.

     Should the general partners choose not to renew the line of credit at its maturity, the balance would be converted to a three year fully amortized loan.


NOTE 7 - INVESTMENT IN LIMITED LIABILITY CORPORATION

     During the quarter ended September 30, 2002, the Partnership acquired a property by deed in lieu of foreclosure and contributed its interest (land and building) to a limited liability corporation (LLC), which is owned 100% by the Partnership. The Partnership's investment in LLC is reflected at the lower of the LLC's cost or fair value, including estimated costs of property disposition. The only asset of this LLC is the contributed property interest and there have been no revenues or expenses to date in the LLC. The following schedule reflects the cost of LLC's property and recorded reductions to estimated fair values:

                                                    September 30, 2002
                                                 ------------------------
Cost of property                                              $4,411,909
   Reduction in value                                          (500,000)
                                                 ------------------------
   Fair value reflected in financial statement                $3,911,909
                                                 ========================


NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                    September 30,             December 31,
                                                                         2002                     2001
                                                                   -----------------         ---------------

Net Assets - partners' capital per financial statements                $82,338,840              $73,754,180
Non-allocated syndication costs                                            481,036                  403,282
Allowance for loan losses                                                2,665,476                2,247,191
Formation loans receivable                                               4,078,874                4,126,430
                                                                   ----------------          ---------------
Net assets tax basis                                                   $89,564,226              $80,531,083
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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans (see note 2(c)) carrying value was $90,858,944 and $82,789,833 at September 30, 2002 and December 31, 2001, respectively. The fair value of these investments of $91,802,339 and $84,000,435 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto is also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded deeds of trust. At September 30, 2002 and December 31, 2001 there were 75 and 76 secured loans outstanding, respectively, with the following characteristics:

                                                                    September 30,            December 31,
                                                                        2002                     2001
                                                                 --------------------       ----------------
Number of secured loans outstanding                                        75                       76
Total secured loans outstanding                                          $90,858,944            $82,789,833

Average secured loan outstanding                                          $1,211,453             $1,089,340
Average secured loan as percent of total                                       1.33%                  1.32%
Average secured loan as percent of partners' capital                           1.47%                  1.48%

Largest secured loan outstanding                                          $4,750,000            $ 7,000,000
Largest secured loan as percent of total                                       5.23%                  8.46%
Largest secured loan as percent of partners' capital                           5.77%                  9.49%

Number of counties where security is located (all California)                     13                     12
Largest percentage of secured loans in one county                             30.36%                 41.40%
Average secured loan to appraised value of security
    at time loan was consummated                                              60.15%                 59.67%

Number of secured loans in foreclosure status                                      5                      3
Amount of secured loans in foreclosure                                    $3,823,974            $ 1,050,790

     The following loan categories were held at September 30, 2002, and December 31, 2001:

                                                                    September 30,            December 31,
                                                                        2002                     2001
                                                                 --------------------       ----------------
First Trust Deeds                                                       $ 48,830,087            $42,984,020
Second Trust Deeds                                                        33,710,292             34,640,619
Third Trust Deeds                                                          8,318,565              5,165,194
                                                                 --------------------       ----------------
  Total loans                                                             90,858,944             82,789,833
Prior liens due other lenders                                             91,259,081             67,944,616
                                                                 --------------------       ----------------
  Total debt                                                            $182,118,025           $150,734,449
                                                                 --------------------       ----------------

Appraised property value at time of loan                                $302,751,817           $252,604,011
                                                                 --------------------       ----------------

                                                                              60.15%                 59.67%
                                                                 --------------------       ----------------

Investments by type of property
Owner occupied homes                                                     $15,900,874            $11,018,765
Non-owner occupied homes                                                  26,881,303             26,523,195
Apartments                                                                 6,573,790              7,336,898
Commercial                                                                41,502,977             37,910,975
                                                                 --------------------       ----------------
                                                                         $90,858,944            $82,789,833
                                                                 ====================       ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS (Continued)

     The interest rates on the loans range from 7.50% to 18.00% at September 30, 2002and 8.00% to 18.00% at September 30, 2001.

Scheduled maturity dates of loans as of September 30, 2002 are as follows:

                        Year Ending
                       December 31,               Amount
                      ----------------      -------------------
                           2002                    $32,524,169
                           2003                     26,173,705
                           2004                     11,954,663
                           2005                      9,625,233
                           2006                      2,238,384
                        Thereafter                   8,342,790
                                            -------------------
                                                   $90,858,944
                                            ===================

     The remaining scheduled maturities for 2002 include fifteen loans totaling $19,603,510, which are past maturity at September 30, 2002. Interest payments on ten of these loans were 90 days or more delinquent.

     Cash deposits at September 30, 2002 of $1,279,085 were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $1,179,085. This bank is the same financial institution that has provided the Partnership with the $20,000,000 limit line of credit (LOC). As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed on new loans or used to pay-down the line of credit balance.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans as of September 30, 2002. There are approximately 5 loans totaling $6,869,828 in workout agreements as of September 30, 2002.


NOTE 11 -  COMMITMENTS & CONTINGENCIES

Construction Loans

     The Partnership has construction loans, which are at various stages of completion of the construction process at September 30, 2002. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At September 30, 2002, there were $4,218,554 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, and retirement of principal on current loans.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 12 - SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------    -------------
Revenues
      2002                                      $2,601,569       2,514,966        3,165,087               -                -
      2001                                      $2,150,846       2,195,208        2,264,539       2,424,607        9,035,200
      2000                                      $1,093,746       1,372,840        1,884,128       1,998,105        6,348,819

Expenses
      2002                                       $ 798,994         665,261        1,310,622               -                -
      2001                                       $ 801,709         711,323          675,633         756,078        2,944,743
      2000                                       $ 159,573         336,539          763,182         797,307        2,056,601

Other income (expenses)
      2002                                        $  (858)             (8)                0               -                -
      2001                                        $  (198)            (97)            (270)           3,441            2,876
      2000                                       $ (4,460)           (127)             (64)           (106)          (4,757)

Net income allocated to general partners
      2002                                        $ 18,017          18,497           18,545               -                -
      2001                                        $ 13,489          14,838           15,886          16,720           60,933
      2000                                        $  9,297          10,362           11,209          12,007           42,875

Net income allocated to limited partners
      2002                                      $1,783,700       1,831,200        1,835,920               -                -
      2001                                      $1,335,450       1,468,950        1,572,750       1,655,250        6,032,400
      2000                                       $ 920,416       1,025,812        1,109,673       1,188,685        4,244,586

Net income per $1,000 invested
   Where income is
      Reinvested
      2002                                         $    21          $   21           $   21               -                -
      2001                                         $    22          $   22           $   22          $   24           $   90
      2000                                         $    21          $   21           $   21          $   23           $   86

      Withdrawn
      2002                                         $    21          $   21           $   21               -                -
      2001                                         $    22          $   22           $   22          $   21           $   87
      2000                                         $    20          $   21           $   21          $   21           $   83


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 13 - RECENT PRONOUNCEMENTS

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


NOTE 14 - SUBSEQUENT EVENTS

     The Partnership's fourth offering of 50,000,000 Units ($50,000,000) became effective October 30, 2002. The Partnership began Unit sales shortly thereafter.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for doubtful accounts (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2002, there were two real estate properties owned by the Partnership.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2002 includes forward looking statements and predictions about the possibile future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general partners of the Partnership are Redwood Mortgage Corp., Gymno Corp and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp. which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the nine months ended September 30, 2002 and 2001, loan brokerage commissions paid by the borrowers were $886,893 and $998,556, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $662,142 and $422,658 were incurred for the nine months ended September 30, 2002 and 2001, respectively.

     o Asset Management Fee The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $237,192 and $110,048 were incurred by the Partnership for nine months ended September 30, 2002 and 2001, respectively.

     o Other Fees The Partnership agreement provides that the general partners may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%.

     o Operating Expenses One of the general partners, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statement of income.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2001 and September 30, 2002, a general partner, Gymno Corporation, had contributed $69,972 and $75,219, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

     o Sales Commission - "Formation Loan" to Redwood Mortgage Corp. Sales commissions relating to the capital contributions by limited partners are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., a general partner, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited orders. The loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing and is applied to reduce limited partners capital in the balance sheets. The sales commissions range between 0 (for units sold by the general partners) and 9%. It is estimated that the total amount of the formation loan will approximate 7.6% based on the assumption that 65% of the investors will reinvest earnings, which qualify for the higher commission percentage.

     The following summarizes aggregate formation loan transactions through September 30, 2002:

Limited partner contributions                                       $74,923,213
                                                               =================

Formation loans made to Redwood Mortgage Corp.                        5,564,708
Principal payments to date                                          (1,348,478)
Reduction of formation loan due to early withdrawal penalties           137,356
                                                               -----------------
Balance at September 30, 2002                                        $4,078,874
                                                                ================

     The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installment of one-tenth of the principal balance of the formation loan at December 31 of each year until the offering period is closed. Thereafter, the remaining formation loan is paid in ten equal amortizing payments.

     On September 30, 2002, the Partnership had completed its third offering, $30,000,000. Contributed capital equaled $14,932,017 for the first offering and $29,992,574 for the second offering, and $29,998,622 for the third offering, totaling an aggregate of $74,923,213 as of September 30, 2002. Of this amount, none remained in applicant status. On October 30, 2002 the Partnership went effective with its fourth offering of $50,000,000 in Units.

     Results of Operations - For the three and nine months ended September 30, 2002 and 2001

     The net income increase of $1,084,516 (25%) and $265,829 (17%) for the nine and three months ended September 30, 2002 versus the nine and three month periods ended September 30, 2001 was due primarily to an increase in interest earned on loans of $1,664,850 and $902,643 and reduced interest costs of $437,981 and $23,862 on the Partnership's note payable-bank; offset by expense increases due to the increased size of the Partnership's loan portfolio. Significant expense increases or (decreases) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 included higher mortgage servicing fees of $67,370 and $239,484, change in the provision for losses on loans and real estate acquired through foreclosure of $302,745 and $345,384, increased asset management fees of $36,965 and $127,144, and an increase in brokerage fees of $240,376 and $240,376.

     The increase in interest on loans of $902,643 (40%) and $1,664,550 (25%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 was due primarily to the increased size of the Partnership secured loan portfolio at September 30, 2002 as compared to September 30, 2001 of $90,858,944 and $77,379,705, and due to collection of "additional interest" of $480,754 derived from one of the Partnership's loans.

     The decrease in interest on note payable-bank of $23,862 (12%) and $437,981 (52%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 is due to the approximately 4.0% (9.0% vs. 5.0%) lowering of the interest rate charged the Partnership during the first three-quarters of 2002 as compared to 2001 and due to approximately 30% lower overall usage of the line of credit during the first three-quarters of 2002.

     The increase in mortgage servicing fees of $67,370 (52%) and $239,484 (57%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 is primarily attributable to the increased principal amount of mortgages being serviced of $90,858,944 and $77,379,705 at September 30, 2002 and 2001, respectively. The Partnership pays servicing fees based on the unpaid principal balance of the loan portfolio.

     The increase of $302,745 (134%) and $345,384 (59%) in provision for losses on loans and real estate acquired through foreclosure for the three and nine months ended September 30, 2002 versus the respective three and nine month periods ended September 30, 2001 reflects the general partners' estimate of an appropriate allowance for anticipated losses. As the Partnership's loan portfolio has increased, and since the Partnership acquired two properties through borrower defaults in the third quarter of 2002, the provision for estimated losses has also been increased. At September 30, 2002, total provisions for losses on loans and real estate acquired through foreclosure equaled $3,165,476, which the general partners consider to be adequate.

     The increase in the asset management fees of $36,965 (83%) and $127,144 (116%) for the three months and nine months ended September 30, 2002 versus the respective periods ended September 30, 2001 is due to an increase in the partners' capital under management at September 30, 2002 and 2001 of $82,268,432 and $69,259,223, respectively. In addition, the general partners began collecting the full asset management fees of .375% annualized during the first three-quarters of 2002 as compared to .25% annualized for the first three-quarters of 2001.

     The increase in professional fees of $5,764 (281%) and $49,720 (504%) for the three and nine months ended September 30, 2002 versus September 30, 2001 is due to the Partnership incurring greater costs and timing differences in 2002 than in 2001 in relation to its audit and tax return processing.

     The increase in brokerage fees of $240,376 and $240,376 for the three months and nine months ended September 30, 2002 versus September 30, 2001 is due to the Partnership incurring an obligation to pay one-half of the "additional interest" collected on one of its loans to a non-affiliated real estate broker.

     Partnership capital continued to increase as the Partnership received new limited partner capital contributions of $0 and $5,247,266 and retained the earnings of limited partners that have chosen to do so of $1,181,817 and $3,474,055 for the three months and nine months ended September 30, 2002, as compared to $4,766,290 and $15,142,293 and $1,017,302 and $2,841,887 for the
three and nine months ended September 30, 2001. The increased Partnership capital helped increase loans outstanding to $90,858,944 at September 30, 2002, as compared to $77,379,705 at September 30, 2001. The reduced limited partner contributions of $0 and $5,247,266 versus $4,766,290 and $15,142,293 is due to the completion of the third offering in April 2002. We are in the process of issuing a fourth offering in the amount of $50,000,000 which became effective October 30, 2002. This fourth offering of $50,000,000 will be used to increase the Partnership's capital base and provide funds for additional mortgage loans.

     The Partnership utilized its bank line of credit less during the first half of 2002 compared to 2001. Cash generated from interest earnings, late charges, amortization of principal, loan payoffs and capital contributions by limited partners was utilized to pay down the credit line.

     At September 30, 2002, outstanding foreclosures increased to 5 ($3,823,974) from the one ($289,855) that existed at September 30, 2001. During the three months ended September 30, 2002, the outstanding number of foreclosures declined to 5 and the outstanding principal subject to foreclosure decreased to $3,823,975 from $5,694,697 at June 30, 2002. This was an increase of 2 foreclosures from the 3 ($1,050,790) existing as of December 31, 2001. Of the foreclosures at September 30, 2002, four have entered into workout agreements which require regular monthly payments. These foreclosures are a reflection of the more difficult economic times at September 30, 2002 as compared to September 30, 2001, yet are not unusual in the general partners' experience and we do not anticipate a reduction in net income due to these foreclosures. At September 30, 2002 we have acquired two properties. The Partnership's principle balances were $5,986,268.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $370,954 and $886,893 for the three and nine months ended September 30, 2002 as compared to $222,156 and $998,556 for the three and nine months ended September 30, 2001. The reduction is due to less loans written in the nine months ended September 30, 2002 and the increase for the three months is due to more loans being written.

     At the time of subscription to the Partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the Partnership, or to compound earnings in their capital account.

     During the three and nine month periods ended September 30, 2002 stated below, the Partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                  Nine months ended                             Three months ended
                     September 30, 2002      September 30, 2001     September 30, 2002      September 30, 2001

Compounding                    $3,474,055              $2,841,887             $1,181,817              $1,017,302
Distributing                   $1,857,965              $1,401,613               $624,403                $510,898

     Also, the Partnership allows the limited partners to withdraw their capital account subject to certain limitations. Earnings and capital liquidations including early withdrawals during the three and nine month periods ended September 30:

                                      Nine months ended                             Three months ended
                          September 30, 2002     September 30, 2001     September 30, 2002     September 30, 2001

Cash distributions                  $1,857,965             $1,401,613               $624,403                510,898
Capital liquidation*                  $784,809             $1,054,862               $215,304               $383,161
                         ---------------------- ---------------------- ---------------------- ----------------------

Total                               $2,642,774             $2,456,475               $839,707               $894,059
                         ====================== ====================== ====================== ======================

*These amounts represent gross of early withdrawal penalties.

     During 2001, and through November 6, 2002, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate twelve times to 1.25%. The effect of the previous cuts has greatly reduced short-term interest rates and to
a  lesser  extent  reduced  long-term   interest  rates.  The  general  partners
anticipate that new loans will be placed at rates approximately 1% to 1.50% lower than similar loans during 2001. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace paid off loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately ..50% to .75% over the year 2002. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between eight and nine percent in 2002.

Allowance for Losses.

     The general  partners  regularly  review the loan portfolio,  examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers and if applicable the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002, the Northern California real estate market slowed and the national and local economies have slipped into recession. During 2001 and 2002 we have had to file some foreclosure proceedings to enforce the terms of our loans. In most of these instances the borrowers have been able to remedy the foreclosures we have filed. As of September 30, 2002, we have commenced foreclosure proceedings against five loans totaling $3,823,974. Of the foreclosures, 4 have entered into workout agreements which call for regular monthly payments. As of September 30, 2002 we have acquired two properties. The Partnership's principal balances were $5,986,268. There is a chance that in 2002 we may acquire some additional real estate through the foreclosure process. Borrower's foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate acquired through foreclosure of $933,644 and $588,260, ($528,259 and $225,514), for the nine (and three months) through September 30, 2002, and 2001, respectively. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of September 30, 2002, is $2,665,476 and is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of September 30, 2002, approximately 80.71% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Despite fears over failing businesses, ongoing job losses and dwindling stock portfolios, the real estate market seems to be doing remarkably well. According to the San Jose Mercury News of August 20, 2002, Bay Area home sales rose 22% in July compared with a year earlier, continuing an upward trend that began in January. The median price of homes in the nine-county area rose nearly 10% from last year to $436,000. With the Bay Area economy still faltering and unemployment as high as 7.6% in Santa Clara County, many had expected real estate prices would be down by now, not up from a year ago. Mortgage rates at historic lows and a decent supply of homes on the market have kept the local market relatively busy, especially for lower-priced homes. Annual price appreciation varied from 5.1% in Santa Clara County, where the median price was $515,000 for existing single-family homes sold in July, to 22.5% in Napa County, where the median price was $359,000. Sales of single-family homes rose 22.8% in Santa Clara County, according to statistics released by DataQuick Information Systems, which gathers data from public records. Most counties saw sales activity increase more than 20% from last year, and the growth was closer to 30% in Alameda and San Mateo counties. But the July data reflects transactions negotiated in May and June, and local real estate agents say the market has slowed dramatically since June. "I think fewer transactions and lower prices are in the near future," said Gary Shapiro of ReMax Real Estate Services in Cupertino. "It's already here." The slowdown is partly a normal seasonal change, real estate agents say, as prospective buyers vacation rather than house hunt. For the Partnership, these statistics imply that the values of the homes secured by mortgages in our portfolio should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate. It also implies increased loan activity, as the number of real estate transactions is increasing, leaving more loan opportunities for lenders.

     According to the San Francisco Chronicle, "The Bay Area commercial market's fundamental indicators are showing signs of hitting bottom, but a recovery is at least 18 months away, according to reports last week from major real estate services firms. At the end of the third quarter, both Cushman & Wakefield and Grubb & Ellis found incremental positive news for the stagnant San Francisco office market, but it was barely reason to smile. Cushman & Wakefield said the rate of decline in asking rents has slowed substantially. Average rent in the central business district fell to $31.56 per square foot from $32.40 the previous quarter. Grubb & Ellis said the San Francisco office market showed a positive net absorption, or demand, for the first time in two years. A grand total of 127,000 square feet was absorbed." To the Partnership, these higher vacancy rates may mean that we could experience higher delinquencies and foreclosures if our borrowers' tenants' leases expire or their rental space becomes available through business failures.

     For Partnership loans outstanding, as of September 30, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 60.15%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and a note payable on our line of credit as of September 30, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2002 through 2006 and separately aggregates the information for all maturities arising after 2006. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2002:

                             2002           2003          2004          2005         2006      Thereafter       Total
                         -------------- ------------- -------------- ------------ ------------ ------------ --------------
Interest earning
  assets:
Money market
  Accounts                   $   1,209                                                                          $   1,209
Avg. interest rate              0.250%                                                                             0.250%
Loans secured
  by deeds of trust        $32,524,169    26,173,705     11,954,663    9,625,233    2,238,384    8,342,790    $90,858,944
Avg. interest rate              11.88%        12.24%         10.66%       11.63%       11.50%       10.40%         11.65%
Interest bearing
  liabilities:
Note payable to
  Bank                     $18,250,000                                                                        $18,250,000
Avg. interest rate               4.75%                                                                              4.75%

Market Risk.

     The Partnership's note payable to the bank for its line of credit bears interest at a variable rate, tied to the prime rate. As a result, the Partnership's primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note payable. The Partnership may also suffer market risk tied to general trends affecting real estate values that may impact the Partnership's security for its loans.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of September 30, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

Controls and Procedures.

     Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer of the General Partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ended September 30, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                                  Description of Compensation
Entity Receiving Compensation                        And Services Rendered                           Amount
-------------------------------- -------------------------------------------------------------- -----------------

I. Redwood Mortgage Corp.        Loan Servicing Fee for servicing loans........................         $662,142

   General Partners
      &/or Affiliates            Asset Management Fee for managing assets......................         $237,192

   General Partners              1% interest in profits........................................          $55,059
                                 Less allocation of syndication costs .........................           $1,200
                                                                                                -----------------
                                                                                                         $53,859

   Redwood Mortgage Corp.        Portion of early withdrawal penalties applied to reduce
                                 Formation Loan................................................          $13,719

   General Partners              Organization and Offering Expenses............................               $0
      &/or Affiliates

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with  the  review,  selection,   evaluation,   negotiation,
                                 and extension of the loans paid by the borrowers and not
                                 by the Partnership............................................         $886,893

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, investigation, and escrow fees
                                 fees payable by the borrowers and not by the Partnership......          $18,088

Gymno Corporation, Inc.          Reconveyance Fee..............................................           $2,542

Redwood Mortgage Corp.           Assumption or Extension Fees..................................               $0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . .  . . $198,212

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

  Item 6.      Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                     (99.1) Certification of Michael R. Burwell, General Partner

                     (99.2) Certification of Michael R. Burwell, President,
                            Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

                  (b) Form 8-K

                     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2002.


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


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -----------------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of November, 2002.


Signature                                 Title                      Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell              General Partner                November 14, 2002



/S/ Michael R. Burwell
------------------------
Michael R. Burwell         President of Gymno Corporation,     November 14, 2002
                           (Principal Executive Officer);
                            Director of Gymno Corporation

/S/ Michael R. Burwell
------------------------
Michael R. Burwell          Secretary/Treasurer of Gymno       November 14, 2002
                           Corporation (Principal Financial
                               and Accounting Officer);
                           Director of Gymno Corporation



/S/ Michael R. Burwell
------------------------
Michael R. Burwell         President, Secretary/Treasurer      November 14, 2002
                              of Redwood Mortgage Corp.
                              (Principal Financial and
                            Accounting Officer); Director
                             of Redwood Mortgage Corp.

                                                                    Exhibit 99.1

                          GENERAL PARTNER CERTIFICATION


I, Michael R. Burwell, General Partner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VIII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial date and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
November 14, 2002

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
November 14, 2002

                                                                    Exhibit 99.2

               PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, and Redwood Mortgage Corp., General Partner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VIII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial date and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President and Chief
Financial Officer, of Gymno Corporation,
General Partner, and Redwood Mortgage
Corp., General Partner
November 14, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
And of  Redwood Mortgage Corp., General Partner
November 14, 2002