Form 10-K
period 2002-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2003-03-31
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2002


                                                Part I

                                                                                                              Page No.

                                                                                                           -----------

     Item 1   - Business                                                                                         3
     Item 2   - Properties                                                                                       7
     Item 3   - Legal Proceedings                                                                                7
     Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                   7

                                                Part II

     Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters           7
     Item 6   - Selected Consolidated Financial Data                                                             8
     Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations           11
     Item 7a  - Quantitative and Qualitative Disclosures About Market Risk                                      18
     Item 8   - Consolidated Financial Statements and Supplementary Data                                        21
     Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            47

                                               Part III

     Item 10 - Directors and Executive Officers of the Registrant                                               47
     Item 11 - Executive Compensation                                                                           47
     Item 12 - Security Ownership of Certain Beneficial Owners and Management                                   48
     Item 13 - Certain Relationships and Related Transactions                                                   48
     Item 14 - Controls and Procedures                                                                          48

                                                Part IV

     Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 49

     Signatures                                                                                                 50

     Certifications                                                                                             52


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

       For the year ended December 31, 2002 Commission file number 333-83882
--------------------------------------------------------------------------------

                           REDWOOD MORTGAGE INVESTORS VIII
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               California                                94-3158788
--------------------------------------------------------------------------------
    (State or other jurisdiction of           (I.R.S. Employer Identification)
     Incorporation or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA             94063
--------------------------------------------------------------------------------
  (address of principal executive offices)                 (zip code)

Registrant's telephone number including area code         (650) 365-5341
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

   YES           XXXX                              NO
   -----------------------                         --------------------------

     As of December 31, 2002, the limited partnership Units purchased by non-affiliates was 88,660,947 Units aggregating $91,238,920.

Documents incorporated by reference:

     Portions of the Prospectus effective October 30, 2002, and post effective Amendment No. 2 dated February 18, 2003, containing supplement No. 1 dated January 31, 2003, (the "Prospectus"), are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-83882 are incorporated by reference in part IV.

                                     Part I


Item 1 - Business

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993 of which Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp. The Partnership's objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the Partnership's capital. Investors should not expect the Partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. The Partnership is intended to serve as an investment alternative for investors seeking current income. However, unlike other investments, which are intended to provide current income, an investment in the Partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

     Initially, the Partnership offered a minimum of $250,000 and a maximum of $15,000,000 in Units, of which $14,932,017 were sold. This initial offering closed on October 31, 1996. Subsequently, the Partnership commenced a second offering of up to $30,000,000 in Units commencing on December 4, 1996. This offering sold $29,992,574 in Units and was closed on August 30, 2000. On August 31, 2000 the Partnership commenced its third offering for another 30,000,000 Units ($30,000,000). This offering sold $29,998,622 in Units and was closed on April 23, 2002. On October 30, 2002 the Partnership commenced its fourth and current offering of 50,000,000 Units ($50,000,000). As of December 31, 2002, 16,315,707 Units for $16,315,707 were sold in this fourth offering, bringing the aggregate sale of Units to $91,238,920. Units in the fourth offering are being offered on a "best efforts" basis, which means that no one is guaranteeing that any minimum number of Units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc. (See Section of the prospectus entitled "TERMS OF THE OFFERING" and "PLAN OF DISTRIBUTION").

     The Partnership began selling Units in February 1993, and began investing in mortgages in April 1993. At December 31, 2002, the Partnership has investments in loans with principal balances totaling $83,650,000. Interest rates ranged from 7.50% to 18.00%. Currently First Trust Deeds comprise 55.13% of the total amount of the loan portfolio, an increase of 3.21% over 2001 level of 51.92%. Junior loans (2nd and 3rd Trust Deeds) make up 44.87%, a decrease of 3.21% over 2001 level of 48.08%. Loans secured by owner-occupied homes, combined with loans secured by non-owner occupied homes, total 43.72% of the loan portfolio. Loans secured by multi-family properties make up 7.86% of the total loans. Commercial loans now comprise 48.42% of the portfolio, an increase of 2.63% from last year. Of the total loans, 73.81% are in six counties of the San Francisco Bay Area, 16.56% are in counties adjacent to the San Francisco Bay Area. The balance of loans 9.63% are in other counties located in California. Loan size increased this year, and is now averaging $1,195,000 per loan, up $106,000 from the average loan balance of $1,089,000 in 2001. This increase is due to the ability of the Partnership by virtue of its increasing size to invest in larger loans. The average loan as of December 31, 2002, represents 1.25% of limited partner capital and 1.43% of outstanding loans, compared to December 31, 2001 when average loan size of 1.48% of limited partners capital and 1.32% of outstanding loans. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 39.39%, a decrease in equity of 0.94% from the previous year. This average equity is considered conservative. Generally, the more equity, the more protection for the lender. The general partners believe the Partnership's loan portfolio is in good condition with six properties in foreclosure as of the end of December 2002. Loan balances of these foreclosed properties represent 4.82% of the loan portfolios. Of these foreclosures, four have entered into workout agreements, with the borrowers making regular monthly payments.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the year the Partnership acquired two pieces of real estate, one through foreclosure and the other in lieu of foreclosure. To protect its own assets and reduce liability, the Partnership subsequently transferred the property to two newly formed LLCs. One of the LLCs, Russian Hill Property
Company, is 100% owned by the Partnership and in the other, Stockton Street Property Company, the Partnership owns controlling interest with an affiliate, the other investor in the foreclosed loan. The Partnership intends to sell the properties and dissolve the LLCs. The two LLCs are further discussed under Notes to Consolidated Financial Statements (Note 5).

     The Partnership's net income continued to take an upward trend. The net income increased from $4,287,000 in 2000 to $6,093,000 in 2001 and to $7,486,000
in 2002. This was made possible largely through investment of additional capital derived from sale of Units and to some extent, through the use of line of credit facility investment into loans. The loan portfolio base increased from $68,571,000 in 2000, to $82,790,000 in 2001, to $83,650,000 in 2002, an increase of 22%. During December, 2002 the Partnership received loan payoffs of approximately $9,000,000, which it was not able to replace with new loans until 2003. Mortgage interest income almost doubled from $6,261,000 in 2000 to
$11,416,000 in 2002, an increase of 82.34%. During the year 2002 the Partnership's annualized yield on compounding accounts was 8.70% and 8.40% on monthly distributing accounts.

Competition and General Economic Conditions.

     The Partnership's major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the general partners generate all of their loans. The general partners have been in the business of making or investing in mortgage loans in Northern California since 1978 and have developed a quality reputation and recognition within the field.

     Mortgage interest rates have fallen during the last 18 to 24 months. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a slowing economy and low rates of inflation. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the Partnership with additional lending opportunities at attractive interest rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continued slowing economy, and a low inflation rate could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash, including proceeds from the offering of the Units, in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Loan Portfolio.

     A summary of the Partnership's Loan Portfolio as of December 31, 2002, is set forth below (in thousands):

  Loans as a Percentage of Appraised Values

First Trust Deeds                                                       $46,117
Appraised Value of Properties                                            89,766
                                                                 --------------
      Total Investment as a % of Appraisal                               51.37%
                                                                 ==============

First Trust Deed Loans                                                   46,117
Second Trust Deed Loans                                                  30,930
Third Trust Deed Loans                                                    6,603
                                                                 --------------
      Total of Trust Deed Loans                                          83,650

Priority Positions due other Lenders:
   First Trust Deed Loans due other Lenders                              72,335
   Second Trust Deed Loans due other Lenders                              7,511
                                                                 --------------

      Total Debt                                                       $163,496
                                                                 ==============

  Appraised Property Value at Time of Loan                              269,773
      Total Debt as a % of Appraisal                                     60.61%
                                                                 ==============

Number of Loans Outstanding                                                  70

Average Loan                                                             $1,195
Average Loan as a % of Loans Outstanding                                  1.43%
Largest Loan Outstanding                                                  4,943
Largest Loan as a % of Loans Outstanding                                  5.91%

Loans as a Percentage of Total Loans                                 Percent
-----------------------------------------------                  --------------
First Trust Deed Loans                                                   55.13%
Second Trust Deed Loans                                                  36.98%
Third Trust Deed Loans                                                    7.89%
                                                                 --------------
Total Trust Deed Loan Percentage                                        100.00%
                                                                 ==============

Type of Loans by Property                             Amount          Percent
-----------------------------------------------    -------------  -------------
Owner Occupied Homes                                     $12,854         15.37%
Non-Owner Occupied Homes                                  23,720         28.35%
Apartments                                                 6,572          7.86%
Commercial                                                40,504         48.42%
                                                   -------------  -------------
Total                                                    $83,650        100.00%
                                                   =============  =============

     The following is a distribution of loans outstanding as of December 31, 2002 by Counties (in thousands):

      County                             Total Loans          Percent
      -----------------------------     --------------    ---------------
      San Francisco                           $22,767             27.22%
      Santa Clara                              18,427             22.03%
      San Mateo                                13,242             15.83%
      Napa                                      8,131              9.72%
      Stanislaus                                5,475              6.54%
      Los Angeles                               4,495              5.37%
      Alameda                                   3,862              4.62%
      Marin                                     3,139              3.75%
      Riverside                                 1,500              1.79%
      El Dorado                                   900              1.08%
      Lake                                        708              0.85%
      Contra Costa                                304              0.36%
      San Diego                                   270              0.32%
      Sonoma                                      250              0.30%
      Merced                                      180              0.22%
                                        --------------    ---------------
      Total                                   $83,650            100.00%
                                        ==============    ===============

Statement of Condition of Loans
         Number of Loans in Foreclosure                       6


     Scheduled maturity dates of loans as of December 31, 2002 are as follows (in thousands):

                   Year Ending
                  December 31,
                ------------------
                      2003                   $44,101
                      2004                    12,912
                      2005                    11,879
                      2006                     1,723
                      2007                     8,198
                   Thereafter                  4,837
                                       --------------
                                             $83,650
                                       ==============

     The scheduled maturities for 2003 include fifteen loans totaling $18,765,000, and representing 22.43% of the portfolio, past maturity at December 31, 2002. Two of these totaling $7,000,000 were paid off in February 2003. Several other borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and take advantage of the lower interest rate. The Partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. Interest payments on twelve of these loans were delinquent. These delinquencies were not considered serious enough to warrant the commencement of foreclosure action.

Item 2 - Properties

     During 2002, the Partnership acquired the real estate security on two of its loans. In each instance, in order to reduce potential liabilities the Partnership subsequently transferred the acquired real estate to two newly formed LLCs. One property was transferred to Stockton Street Property Company, LLC. This property acquired through foreclosure is comprised of six condominium units. In order to sell these units, the Partnership was required to obtain a "White Report" from the Department of Real Estate. That report was obtained in February, 2003. Two of the condominiums were listed for sale in March, 2003. One of the six units will require renovations estimated to cost approximately $230,000 and that work is currently commenced. The remaining 4 units will be placed for sale later in the year. The general partners have examined the property with real estate professionals, reviewed the appraisal and concluded that the property, upon sale, appears adequate to cover the sums due to the Partnership. The Partnership's net investment in the Stockton Street Property Company, LLC at December 31, 2002 was $2,378,000, net of the Partnership's share of senior debt.

     The other property was transferred to Russian Hill Property Company, LLC. The real estate was held off the market so as to avoid becoming "stale" during the winter of 2002. The general partners anticipate placing the property for sale during 2003. The Partnership's net investment in the Russian Hill Property Company, LLC was $3,913,000 net of a valuation allowance of $500,000.


Item 3 - Legal Proceedings

     In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust. None of these actions would typically be of any material importance. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.


     Item 4 - Submission of Matters to Vote of Security Holders (Partners)

No matters have been submitted to a vote of the Partnership.


                                     Part II


     Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Partnership Matters

     50,000,000 Units at $1 each (minimum purchase of 2,000 Units) are currently being offered ($75,000,000 in Units were previously offered and sold through a series of offerings) through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in
Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited partners may withdraw from the Partnership in accordance with the terms of the partnership agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2002, 2006 limited partners held 88,660,947 Units of limited partnership interest in the Partnership.

     A  description  of  the  Partnership  Units,   transfer   restrictions  and
withdrawal provisions is more fully described under the section of the prospectus entitled "Description of Units" and "Summary of Limited Partnership Agreement", pages 72 through 74 of the prospectus, a part of the referenced registration statement, which is incorporated by reference.

     Item 6 - Selected Consolidated Financial Data

     Redwood Mortgage Investors VIII began operations in April 1993.

     Financial condition and results of operation for the Partnership as of and for the five years ended December 31, 2002 were (in thousands, except for limited partner amounts):

                                 Balance Sheets
                                     Assets

                                                                          December 31,
                                          ------------------------------------------------------------------------------
                                             2002             2001            2000             1999            1998
                                          ------------     ------------    ------------     ------------    ------------
Cash                                           $7,188           $1,917          $1,460           $1,603           $ 529

Loans
   Loans secured by deeds of trust             83,650           82,790          68,571           35,693          31,906

   Loans, unsecured                                 -                4              54               49              49

   Accrued interest and late fees               3,913            3,345           1,039              712             459

   Advances on loans                              279              195             172               33             211

   Less allowance for losses                  (3,021)          (2,247)         (1,345)            (834)           (414)

Other receivables                                 888                -               -                -               -

Investment in LLC                               9,286                -               -              373             304
Real estate owned  (REO), net                       -                -               -                -              66
Prepaid expenses and other assets                  22                6              13                6              12
                                          ------------     ------------    ------------     ------------    ------------
                                             $102,205          $86,010         $69,964          $37,635         $33,122
                                          ============     ============    ============     ============    ============

                        Liabilities and Partners Capital

                                                                          December 31,
                                          ------------------------------------------------------------------------------
                                             2002             2001            2000             1999            1998
                                          ------------     ------------    ------------     ------------    ------------
Liabilities

   Accounts payable                            $  449           $   74          $   30           $   29           $   3
   Payable to affiliate                           294              109               -                -               -

   Note payable  - bank                             -           11,400          16,400                -           5,947
                 - other                        1,782                -               -                -               -
   Deferred interest                              112                -              82              214             125
   Minority interest                            1,213                -               -                -               -
   Subscriptions to Partnership in
     applicant status                           2,578              673             225              330               -
                                          ------------     ------------    ------------     ------------    ------------
                                                6,428           12,256          16,737              573           6,075
                                          ------------     ------------    ------------     ------------    ------------

Partners' capital
  Limited partners subject to
       redemption                              95,690           73,687          53,180           37,030          27,025
  General partners subject to
       redemption                                  87               67              47               32              22
                                          ------------     ------------    ------------     ------------    ------------
       Total partners' capital                 95,777           73,754          53,227           37,062          27,047
                                          ------------     ------------    ------------     ------------    ------------

                                             $102,205         $ 86,010        $ 69,964         $ 37,635        $ 33,122
                                          ============     ============    ============     ============    ============



                              Statements of Income

                                                                          December 31,
                                          ------------------------------------------------------------------------------
                                             2002             2001            2000             1999            1998
                                          ------------     ------------    ------------     ------------    ------------
Gross revenue                                 $11,537           $9,035          $6,349           $4,426          $3,406
Expenses                                        4,050            2,941           2,056            1,482           1,127
                                          ------------     ------------    ------------     ------------    ------------
Income before interest credited to
     partners in applicant status               7,487            6,094           4,292            2,944           2,279
Interest credited to partners in
     applicant status                               1                1               5                2               5
                                          ------------
                                                           ------------    ------------     ------------    ------------

Net income                                    $ 7,486           $6,093          $4,287           $2,942          $2,274
                                          ============     ============    ============     ============    ============

Net income to general partners (1%)                75               61              43               29              23
Net income to limited partners (99%)            7,411            6,032           4,244            2,913           2,251
                                          ------------     ------------    ------------     ------------    ------------

Total net income                              $ 7,486           $6,093          $4,287           $2,942          $2,274
                                          ============     ============    ============     ============    ============

Net income per $1,000 invested by
   limited partners for entire period
   (annualized)
        - where income is compounded
               and retained                       $87              $90             $86              $84             $84
                                          ============     ============    ============     ============    ============

        - where partner receives income
               in monthly distributions           $84              $86             $83              $81             $81
                                          ============     ============    ============     ============    ============

     The annualized yield, when income is compounded and retained for 1999 was 8.42%, for 2000 was 8.58%, for 2001 it was 8.98%, and for 2002 it was 8.69%. Our
average annualized yield, when income is compounded and retained, from inception through December 31, 2002, was 8.44%.

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2002, there were two real estate properties acquired.

     Loans and the related accrued interest, late fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     Statement of Financial Accounting Standards Nos. 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

     Some of the information in the Form 10-K may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2002 includes forward looking statements and predictions about the possible future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general partners of the Partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partner. In the past the general partner has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. In 2000, 2001 and 2002, loan brokerage commissions paid by the borrowers were $1,873,000, $1,155,000 and $996,000, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $506,000, $552,000 and $1,098,000 were incurred for the years ended December 31, 2000, 2001 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $61,000, $158,000 and $325,000 were incurred by the Partnership for years 2000, 2001 and 2002, respectively.

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

     o Operating Expenses The general partners may be reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

     o Contributed Capital The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2001 and 2002, a general partner, Gymno Corporation, had contributed $70,000 and $91,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

     o Sales Commission - "Formation Loan" to Redwood Mortgage Corp. Sales commissions relating to the capital contributions by limited partners are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., a general partner, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited sales. The loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing and is applied to reduce limited partners capital in the consolidated balance sheets. The sales commissions range between 0 (for Units sold by the general partners) and 9%. It is estimated that the total amount of the Formation Loan will approximate 7.6% based on the assumption that 65% of the investors will reinvest earnings, which qualify for the higher commission percentage. Formation Loans made to Redwood Mortgage Corp. were on a per offering basis.

     The following table summarizes Formation Loan transactions through December 31, 2002 (in thousands):

                                        1st Offering     2nd Offering      3rd Offering      4th Offering         Total
                                        -------------    --------------    -------------     -------------     ------------
      Limited partner contributions         $ 14,932         $  29,993        $  29,999         $  16,316         $ 91,239
                                        =============    ==============    =============     =============     ============
      Formation Loans made                     1,075             2,272            2,218             1,300            6,865
      Payments to date                         (595)             (661)            (211)                 -          (1,467)
      Early withdrawal penalties
          applied                               (50)              (63)             (28)                 -            (141)
                                        -------------    --------------    -------------     -------------     ------------

      Balance December 31, 2002              $   430          $  1,548         $  1,979          $  1,300         $  5,257
                                        =============    ==============    =============     =============     ============

     The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installment of one-tenth of the principal balance of the Formation Loan at December 31 of each year until the offering period is closed. Thereafter, the remaining Formation Loan is paid in ten equal amortizing payments over a period of ten years.

     On December 31, 2002, the Partnership was in the offering stage of its fourth offering, ($50,000,000). Contributed capital equaled $14,932,017 for the first offering, $29,992,574 for the second offering, $29,998,622 for the third offering, and $16,315,707 for the fourth offering, totaling an aggregate of $91,238,920 as of December 31, 2002. Of this amount, $2,577,973 remained in applicant status.

Results of Operations - For the years ended December 31, 2000, 2001, and 2002.

     The net income increase of $1,345,000 (46%) for the year ended December 31, 2000, was primarily attributable to an increase in interest earned on loans of $1,924,000, an increase in late fees of $38,000, a decrease in provision for loan losses and real estate acquired through foreclosure of $33,000; offset by expense increases due primarily to the increased size of the Partnership of $147,000 for mortgage servicing fees, $361,000 for interest on line of credit, $29,000 for clerical costs through Redwood Mortgage Corp., $19,000 for asset management fees, and $32,000 for professional fees for 2000. The net income increase of $1,806,000 (42%) for the year ended December 31, 2001 was due primarily to an increase in interest earned on loans of $2,659,000, an increase in late fees of $33,000, and a decrease in professional fees of $51,000; offset by expense increases due primarily to the increased size of the Partnership loan of $46,000 for mortgage servicing fees, $85,000 for interest expense, $596,000 for provisions for losses on loans, $97,000 for asset management fees, and $127,000 for clerical cost from Redwood Mortgage Corp. The net income increase of $1,393,354 (23%) for the year ended December 31, 2002 was due primarily to an increase in interest earned on loans of $2,496,000, an increase in late fees of $15,000, a decrease in interest expense of $456,000; offset by expense increases due primarily to the increased size of the Partnership of $546,000 for mortgage servicing fees, $323,000 for provisions for losses on loans and provisions for losses on real estate, $167,000 for asset management fees, $25,000 for clerical costs from Redwood Mortgage Corp., $53,000 for professional fees and $444,000 for broker expense.

     The increase in interest on loans of $1,924,000 (44%), $2,659,000 (42%) and $2,496,000 (28%) for the years ended December 31, 2000, 2001 and 2002, respectively, was due primarily to the increased size of the Partnership loan portfolio, which increased from $35,693,000 at December 31, 1999, to $68,571,000 at December 31, 2000, to $82,790,000 at December 31, 2001 and $83,650,000 at
December  31,  2002.  The  average   outstanding   loan  balance  for  2002  was
approximately $87,000,000 but was significantly reduced by loan payoffs in December, 2002. The lower percentage rate of interest increase (28%) on loans in 2002 is reflective of the lower interest rate environment in 2002 as compared to 2000 and 2001 and a smaller increase in outstanding loans than previous years. This was also offset in 2002 by "additional interest" received on one loan of $888,000 during 2002.

     The late charge income increases of $38,000 (136%),  $33,000 (50%), $15,000
(15%) for the years ended 2000, 2001 and 2002, respectively, is largely attributed to the growth in the loan portfolio.

     The increase in interest on the line of credit of $361,000 (69%), and $85,000 (10%) during the years ended 2000 and 2001 is reflective of higher credit line usage in 2000 and 2001 offset by significantly lower borrowing rates in the latter part of 2001. Our credit line is tied to prime and the prime rate declined from 9.5% to 4.75 during 2001. The decrease of $456,000 (48%) in interest expense in 2002 is primarily due to the lower prime interest rates existing throughout 2002 and approximately 20% average lower credit line usage during the year. The Partnership utilized its bank line of credit less during 2002 than 2001.

     The increase in mortgage servicing fees for 2000, 2001 and 2002 of $147,000 (41%), $46,000 (9%) and $546,000 (99%). Mortgage servicing fees increased primarily due to increases in the outstanding loan portfolio. During 2002, additional servicing fees were earned related to impaired loans. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     The decrease of $33,000 (8%) in 2000 in provisions for losses on loans and real estate was due to low expectation of loan losses in 2000. The increase in provisions for losses on loans in 2001 of $596,000 (159%) is primarily due to the loan portfolio increasing in amount and due to recognition that we were in more difficult economic times. The increase in provisions for losses on loans and real estate of $323,000 (34%) in 2002 reflects the general partners' estimate of appropriate allowances for anticipated losses. As the Partnership's loan portfolio has increased and since the Partnership acquired two properties in 2002, the provisions for loss have also been increased.

     The increase in management fees of $19,000 (45%), $97,000 (150%) and $167,000 (106%) for 2000, 2001 and 2002, respectively, is due to the increase in capital under management in 2000, 2001 and 2002. In addition, the general partners began collecting the full asset management fees of .375% during 2002 as compared to .25% in 2001 and .125% in 2000.

     The increase in clerical costs of $29,000 (34%), $127,000 (112%) and $25,000 (10%) for 2000, 2001 and 2002, respectively, is due primarily to an increase in the Partnership size and in 2001 to an upgrade of computer hardware and software.

     The increase in brokerage fees of $444,000 in 2002 from $0 in 2000 and 2001 is due to the Partnership having an obligation to pay one-half of "additional interest" collected on one of its loans to a non-affiliated real estate broker. This expense ends with the full collection of the "additional interest" anticipated to be in 2003.

     Partnership capital continued to increase as the Partnership received new limited partner capital contributions of $14,887,000, $19,712,000 and $21,563,000 and retained the earnings of limited partners that have chosen to do so of $2,751,000, $3,892,000 and $4,716,000 for the years 2000, 2001 and 2002, respectively. The Partnership ceased raising funds during the period of May 2002 through October 2002 while it was in application status for a fourth offering of Units. The fourth offering commenced October 30, 2002 and funds raised will be used to increase the Partnership's capital base and provide funds for additional mortgage loans.

     The Partnership began funding loans on April 14, 1993 and as of December 31, 2002, had credited earnings to limited partners who elected to retain earnings at an average annualized yield of 8.44%. Limited partners who elected to have their earnings distributed monthly had an average annualized yield of 8.17% since inception through December 31, 2002.

     In 1995, the Partnership established a line of credit with a commercial bank secured by its loan portfolio. Since its inception, the credit limit has increased from $3,000,000 to $20,000,000. The size of the credit line facility could again increase as the Partnership's capital increases. This added source of funds may help in maximizing the Partnership's yield by permitting the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the Partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 2000, 2001 and 2002, the outstanding balance on the line of credit was $16,400,000, $11,400,000 and $0, respectively. Cash generated from interest earnings, late charges, amortization on principal, loan payoffs and capital contributed by limited partners was utilized to pay down the credit line in full at year ended December 31, 2002.

     During 2001, and through December 31, 2002, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate twelve times to 1.25%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% to 1.50% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% to .75% over the year 2003. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 7.5% and 8.25% in 2003.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of December 31, 2002, six notices of default are currently filed beginning the process of foreclosing six of our loans. The principal amounts of the six foreclosed loans total $4,029,000 or 4.82% of the loan portfolio. Four of these borrowers have entered into workout agreements, with the borrowers making regular monthly payments.

     The Partnership has also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 6 loans totaling $5,209,000 as of December 31, 2002. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at December 31, 2002, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2002, the Partnership filed some foreclosure proceedings to enforce the terms of our loans. In some of these instances the borrowers have been able to remedy the foreclosures we have filed. As of December 31, 2002, we have existing foreclosure proceedings against six loans totaling $4,029,000. Of the foreclosures, four have entered into workout agreements, which call for regular monthly payments. The Partnership did not acquire any properties through foreclosure in 2000 and 2001. During 2002, we completed foreclosure of two loans resulting in the acquisition of two real estate properties. The Partnership's principal balances were $6,565,000 after excluding an affiliated Partnership's interest in one of the properties. In 2003, we may acquire additional real estate through the foreclosure process. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate acquired through foreclosure of $3,521,000 through December 31, 2002. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of December 31, 2002, is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Borrower Liquidity and Capital Resources.

     The Partnership relies upon purchases of Units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner Unit purchases could decline, which would reduce the overall liquidity of the Partnership. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could see both or either of a surge of Unit purchases by prospective limited partners, and significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. The Partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the Partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the Partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds Partnership expenses and earnings requirements. Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the Partnership credit line or for other Partnership business.

     At the time of subscription to the Partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the Partnership, or to compound earnings in their capital account. If you initially elect to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. However an investor may elect to receive such distributions on a monthly, quarterly or annual basis. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners who elect to compound earnings in their capital account, will be retained by the Partnership for making further loans or for other proper Partnership purposes, and such amounts will be added to such limited partners' capital accounts.

     During the periods stated below, the Partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                2000              2001               2002
                            -------------     --------------    ---------------
   Compounding                 $2,751,000         $3,892,000         $4,716,000
   Distributing                $1,245,000         $1,962,000         $2,517,000

     As of December 31, 2000, December 31, 2001, December 31, 2002, limited partners electing to receive cash distributions of earnings represented 31%, 34% and 35%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the Partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2002, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2002 were:

                                 2000              2001               2002
                             -------------     --------------    ---------------

   Cash distributions           $1,245,000         $1,962,000         $2,517,000
   Capital liquidation*          $ 762,000         $1,425,000         $1,049,000
                             -------------     --------------    ---------------

   Total                        $2,007,000         $3,387,000         $3,566,000
                             =============     ==============    ===============

* These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the past three years ended December 31, 2002, capital liquidated subject to the 10% penalty for early withdrawal was:

                      2000             2001              2002
                --------------    --------------    --------------
                      $310,000          $730,000          $244,000

     This represents 0.58%, 0.99%, and 0.26% of the limited partners' ending capital for the years ended December 31, 2000, 2001, and 2002, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of December 31, 2002, approximately 73.81% of the loans held were in the six San Francisco Bay Area Counties, 16.57% were in counties adjacent to the San
Francisco Bay Area and the balance (9.63%) were in other counties throughout California. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, and now the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated December 20, 2002 Bay Area home prices rose again. The article states, "Despite a struggling economy, the median home price in the Bay Area in November rose 13% on a year-over-year basis, though the price has leveled since its all-time high this summer, a real estate information firm reported Thursday. Driven by historically low interest rates, the number of homes sold increased 24.4% between November 2001 and November 2002; however, that comparison is somewhat skewed given that sales plunged after September 11, 2001.

     The median home price in the nine Bay Area counties was $416,000 in November, compared with $368,000 last November, said DataQuick Information Systems in La Jolla (San Diego County). Compared with October, the median rose 2%, and the number of sales fell 12.8%. In July and August, the Bay Area median hit a record high $417,000. Last fall, in the wake of a sagging economy and the terrorist attacks, home prices and sales cooled considerably. But beginning in January, prices and sales shot up around the country as interest rates plummeted and consumers looked for an alternative to the gyrating stock market. At the same time, many economists have suggested a housing bubble is brewing and predict home prices may fall, particularly in expensive markets such as San
Francisco and Boston. The median price of a single-family home nationwide is $159,600, according to the National Association of Realtors. (DataQuick's figures include both single-family homes and condos.) `The days of rapid appreciation have ended,' said Ken Rosen, a real estate and economics professor at UC Berkeley. He noted that home prices have appreciated far faster than personal income in the Bay Area in recent years. `Next year, we may see a small rise (in home prices), but there could be some significant weakness if interest rates go up and the economy gets worse,' Rosen said. On the other hand, DataQuick researcher John Karevoll said he sees no evidence of a major price dip in the Bay Area despite an uptick in the number of notices of default, the first step in the foreclosure process. `Housing is in a fairly good state,' Karevoll said. `Default activity would have to double for it to be a concern.'

     The typical monthly mortgage payment Bay Area residents committed to in November was $1,843. The peak was $2,124 in May 2000. Marin County posted the highest median home price - $602,000 - in November. Solano County had the lowest median price - $291,000 - but it experienced the biggest year-over-year percentage price increase. In November 2001, the county's median was $247,000. The median is the price at which half of sales are above and half are below. Sales in Santa Clara County, where the high-tech tumble has pushed unemployment to 7.8%, showed the largest jump, from 1,284 last November to 1,894 last month. But that falls short of the county's typical November sales count of between 1,900 and 2,300. Re/Max real estate agent Bruce Scheer in Cupertino said DataQuick's numbers don't tell the whole story. Although sales in the county are up nearly 48% year over year, the number of homes on the market is up more than 60%. `There's a lot more inventory, and sales have slowed,' Scheer said, `I think people are worried that the economy is going to get worse, and they think that if they wait to sell their home, they'll get less for it.'"

     The San Francisco Chronicle dated December 20, 2002 further analyzed the home sale price by county comparing sales of November 2001 versus November 2002 as follows:

                                   Homes sold             Percent                Median*                Percent
          County             Nov. `01      Nov. `02       change        Nov. `01        Nov. `02        change
    -------------------     -----------    ----------    ----------    -----------     ------------    ----------
    Alameda                      1,309         1,771         35.3%           $352             $407         15.6%
    Contra Costa                 1,464         1,599           9.2            308              352           4.3
    Marin                          309           334           8.1            513              602          17.3
    Napa                           159           171           7.5            341              398          16.7
    San Francisco                  355           493          38.9            492              568          15.4
    San Mateo                      531           620          16.8            490              522           6.5
    Santa Clara                  1,284         1,894          47.5            421              446           5.9
    Solano                         635           733          15.4            247              291          17.8
    Sonoma                         598           650           8.7            319              342           7.2
                            ===========    ==========    ==========    ===========     ============    ==========
    Bay Area                     6,644         8,265         24.4%           $368             $416         13.0%


*in thousands

     In spite of the slowing economy, commercial lending opportunities exist which the Partnership may advantage itself of. Office vacancy is very high. The San Francisco Business Times dated October 10, 2002 states "Grubb & Ellis has reported a slight decrease in office vacancy in San Francisco for the third quarter, breaking a two-year losing streak. The commercial real estate firm said vacancy dropped to 21.9% with 127,000 square feet of positive absorption. Colin Yasukochi, research director of Grubb & Ellis' San Francisco office, said office demand has turned positive for the first time in two years. He reported 1.3 million square feet of gross leasing activity in the quarter. The five biggest deals of the quarter:

o Zurich Insurance took 77,000 square feet at 560 Mission street;
o Gensler Architecture signed a 57,000-square-foot lease at 2 Harrison Street;
o Law firm Clifford Chance opening its Bay Area headquarters at One market with 47,000 square feet;
o Bank of the West and PayMap each signed leases of at least 50,000 square feet.

     `The sustained gross leasing activity bodes well for more positive news in the fourth quarter,' Yasukochi said. `However, over 650,000 square feet of mostly vacant new space scheduled for delivery in that same quarter will likely cause vacancy to rise.' He predicts a sustained recovery is two to three years away."

     To the Partnership, stabilizing vacancy rates may mean that we are at the vacancy rate bottom. High levels of space exist, and as tenants leases expire they may be able to negotiate lower rental rates. This could lead to lower cash flows for owners, which may mean we could experience higher delinquencies or foreclosures on commercial properties.

     On or about March 19, 2003 the United States entered into an armed conflict with Iraq. While the general partners do not anticipate that this conflict will affect the real estate market in Northern California, a prolonged military conflict could have adverse effects on the economy of the United States, which could eventually impact the local real estate market.

     As of December 31, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 60.61%. This did not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     The foregoing analysis of year 2002 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, loans held in the Partnership's portfolio and a note payable on our line of credit as of December 31, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2002 (in thousands).

                                            2003        2004        2005        2006        2007      Thereafter     Total
                                         ----------- ----------- ----------- ----------- ----------- ------------- -----------
      Interest earning assets:
      Money market accounts                 $ 5,971                                                                   $ 5,971
      Average interest rate                   1.05%                                                                     1.05%
      Loans secured by deeds of trust       $44,101     $12,912     $11,879     $ 1,723     $ 8,198       $ 4,837     $83,650
      Average interest rate                  12.14%      10.73%      11.60%      11.64%      10.46%        11.51%      11.64%

      Interest bearing liabilities
      Note payable to bank                        -           -           -           -           -             -           -
      Average interest rate                   4.00%           -           -           -           -             -       4.00%


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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of December 31, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.


PORTFOLIO REVIEW - For the years ended December 31, 2000, 2001 and 2002.

Loan Portfolio.

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2000, 2001 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $55,555,000 (81.0%), $68,291,000 (82.5%), and $61,741,000 (73.81%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. No Partnership loan equals or exceeds 10% of the Partnership's assets.

     As of December 31, 2000, approximately 38.25% ($26,225,000), was invested in loans secured by single family homes (1-4 units), approximately 12.34% ($8,459,000), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 40.95% ($28,082,000), was invested in loans secured by commercial properties, and approximately 8.47% ($5,806,000) was invested in loans secured by land. As of December 31, 2001, approximately, 45.35% ($37,542,000), was invested in loans secured by single family homes (1-4 units), approximately 8.86% ($7,337,000) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 38.78% ($32,105,000) was invested in loans secured by commercial properties, and approximately 7.01% ($5,806,000) was invested in loans secured by land. As of December 31, 2002, approximately, 43.72% ($36,574,000), was invested in loans secured by single family homes (1-4 units), approximately 7.86% ($6,572,000) was invested in loans secured by multi-family dwellings (apartments over 4 units), approximately, 38.36% ($32,089,000) was invested in loans secured by commercial properties, and approximately 10.06% ($8,415,000) was invested in loans secured by land.

     As of December 31, 2002, the Partnership held 70 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of December 31, 2002.

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                     As of December 31, 2002 (in thousands)

                                     # of Loans          Amount         Percent
                                    -------------     ------------   -----------

1st Mortgages                                  31         $ 46,117           55%
2nd Mortgages                                  32           30,930           37%
3rd Mortgages                                   7            6,603            8%
                                    =============     ============   ===========
     Total                                     70         $ 83,650       100.00%

Maturing 12/31/03 and prior                    28         $ 44,101        52.72%
Maturing prior to 12/31/04                     13           12,912        15.44%
Maturing prior to 12/31/05                      8           11,879        14.20%
Maturing after 12/31/05                        21           14,758        17.64%
                                    =============     ============   ===========
     Total                                     70         $ 83,650       100.00%

Average Loan                                              $  1,195         1.43%
Largest Loan                                                 4,943         5.91%
Smallest Loan                                                   27         0.03%
Average Loan-to-Value                                                     60.61%


ASSET QUALITY

     A consequence of lending activities is that occasionally losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. Many of these factors are beyond the control of the general partners. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2002 the general partners have determined that the allowance for loan losses of $3,021,000 (3.15% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2002, 20 loans were delinquent over 90 days amounting to $28,650,000, of which $9,454,500 had been brought current in February, 2003. Additionally, $2,957,000 of these delinquent loans were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

Item 8 - Consolidated Financial Statements and Supplementary Data

A - Consolidated Financial Statements

     The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

   o      Independent Auditors' Report
   o      Consolidated Balance Sheets - December 31, 2002, and December 31, 2001
   o Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
   o Consolidated Statements of Change In Partners' Capital for the years ended December 31, 2002, 2001 and 2000
   o Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
   o      Notes to Consolidated Financial Statements

B - Consolidated Financial Statement Schedules

     The  following   consolidated  financial  statement  schedules  of  Redwood
Mortgage Inventors VIII are included in Item 8.

   o      Schedule II  -  Valuation and Qualifying Accounts
   o      Schedule IV  -  Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2002

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                       12667 Alcosta Boulevard, Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

     We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VIII as of December 31, 2002 and 2001and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II and IV are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                                ARMANINO McKENNA LLP




San Ramon, California
February 21, 2003

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2002 AND 2001 (in thousands)

                                     ASSETS
                                                                                      2002             2001
                                                                                  --------------   --------------
   Cash and cash equivalents                                                           $  7,188        $   1,917
                                                                                  --------------   --------------
   Loans
      Loans secured by deeds of trust                                                    83,650           82,790
      Loans, unsecured                                                                        -                4
      Allowance for loan losses                                                         (3,021)          (2,247)
                                                                                  --------------   --------------
        Net loans                                                                        80,629           80,547
                                                                                  --------------   --------------

   Interest and other receivables
      Accrued interest and late fees                                                      3,913            3,345
      Advances on loans                                                                     279              195
      Other receivables                                                                     888                -
                                                                                  --------------   --------------
                                                                                          5,080            3,540
                                                                                  --------------   --------------

   Loan origination fees, net                                                                22                6
   Real estate held for sale (net of reserve of $500)                                     9,286                -
                                                                                  --------------   --------------
                                                                                          9,308                6
                                                                                  --------------   --------------

        Total assets                                                                  $ 102,205         $ 86,010
                                                                                  ==============   ==============

                        LIABILITIES AND PARTNERS' CAPITAL
   Liabilities
      Line of credit                                                                  $       -         $ 11,400
      Accounts payable                                                                      449               74
      Payable to affiliate                                                                  294              109
      Deferred interest                                                                     112                -
      Note payable                                                                        1,782                -
                                                                                  --------------   --------------
        Total liabilities                                                                 2,637           11,583
                                                                                  --------------   --------------

   Minority interest                                                                      1,213                -
                                                                                  --------------   --------------
   Investors in applicant status                                                          2,578              673
                                                                                  --------------   --------------

   Partners' capital
      Limited partners' capital, subject to redemption net of unallocated syndication costs of $592 and $400 for 2002 and 2001, respectively; And formation loan receivable of $5,257 and $4,126 for 2002
        And 2001, respectively                                                           95,690           73,687

      General partners' capital, net of unallocated syndication costs
        of $6 and $4 for 2002 and 2001, respectively                                         87               67
                                                                                  --------------   --------------
        Total partners' capital                                                          95,777           73,754
                                                                                  --------------   --------------
        Total liabilities and  partners' capital                                      $ 102,205         $ 86,010
                                                                                  ==============   ==============

     The accompanying notes are an integral part of these consolidated financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2002, 2001 and 2000
             (in thousands, except for per limited partner amounts)

                                                                    2002              2001              2000
                                                               ---------------    --------------   ---------------
Revenues
   Interest on loans                                                 $ 11,416          $  8,920          $  6,261
   Late fees                                                              114                99                66
   Other                                                                    7                16                22
                                                               ---------------    --------------   ---------------
                                                                       11,537             9,035             6,349
                                                               ---------------    --------------   ---------------

Expenses
   Mortgage servicing fees                                              1,098               552               506
   Interest expense                                                       516               972               887
   Amortization of loan origination fees                                   12                14                12
   Provisions for losses on loans                                         780               957               376
   Provisions for losses on real estate                                   500                 -                 -
   Asset management fees                                                  325               158                61
   Clerical costs from Redwood Mortgage Corp.                             266               241               114
   Professional services                                                   66                13                64
   Broker expense                                                         444                 -                 -
   Other                                                                   44                35                42
                                                               ---------------    --------------   ---------------
                                                                        4,051             2,942             2,062
                                                               ---------------    --------------   ---------------

     Net income                                                      $  7,486          $  6,093          $  4,287
                                                               ===============    ==============   ===============

Net income
   General partners (1%)                                             $     75          $     61          $     43
   Limited partners (99%)                                               7,411             6,032             4,244
                                                               ---------------    --------------   ---------------

                                                                     $  7,486          $  6,093          $  4,287
                                                               ===============    ==============   ===============

Net income per $1,000 invested by limited partners
  for entire period
   Where income is reinvested and compounded                         $     87          $     90          $     86
                                                               ===============    ==============   ===============
   Where partner receives income in periodic distributions           $     84          $     86          $     83
                                                               ===============    ==============   ===============

     The accompanying notes are an integral part of these consolidated financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
             Consolidated Statements of changes in partners' capital
       For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)

                                                                                     Limited Partners
                                                                 ----------------------------------------------------------
                                                 Investors In      Capital       Unallocated    Formation        Total
                                                   Applicant       Limited       Syndication       Loan        Partners'
                                                    Status        Partners'         Costs       Receivable      Capital
                                                 --------------  -------------  -------------- -------------  -------------
Balances at December 31, 1999                          $   330       $ 39,531       $   (342)     $ (2,159)      $  37,030
 Contributions on application                           14,887              -               -             -              -
 Formation loan increases                                    -              -               -       (1,102)        (1,102)
 Formation loan payments                                     -              -               -           230            230
 Interest credited to partners in applicant status           5              -               -             -              -
 Interest withdrawn                                        (1)              -               -             -              -
 Transfers to partners' capital                       (14,996)         14,981               -             -         14,981
 Net income                                                  -          4,244               -             -          4,244
 Syndication costs incurred                                  -              -            (227)            -          (227)
 Allocation of syndication costs                             -          (248)             248             -              -
 Partners' withdrawals                                       -        (1,976)               -             -        (1,976)
 Early withdrawal penalties                                  -           (30)              10            20              -
                                                 --------------  -------------  -------------- -------------  -------------

Balances at December 31, 2000                              225         56,502           (311)       (3,011)         53,180
 Contributions on application                           19,712              -               -             -              -
 Formation loan increases                                    -              -               -       (1,462)        (1,462)
 Formation loan payments                                     -              -               -           300            300
 Interest credited to partners in applicant status           1              -               -             -              -
 Transfers to partners' capital                       (19,265)         19,245               -             -         19,245
 Net income                                                  -          6,032               -             -          6,032
 Syndication costs incurred                                  -              -           (291)             -          (291)
 Allocation of syndication costs                             -          (178)             178             -              -
 Partners' withdrawals                                       -        (3,317)               -             -        (3,317)
 Early withdrawal penalties                                  -           (70)              24            46              -
                                                 --------------  -------------  -------------- -------------  -------------

Balances at December 31, 2001                              673         78,214           (400)       (4,126)         73,687
 Contributions on application                           21,563              -               -             -              -
 Formation loan increases                                    -              -               -       (1,677)        (1,677)
 Formation loan payments                                     -              -               -           530            530
 Interest credited to partners in applicant status           1              -               -             -              -
 Transfers to partners' capital                       (19,659)         19,659               -             -         19,659
 Net income                                                  -          7,411               -             -          7,411
 Syndication costs incurred                                  -              -           (377)             -          (377)
 Allocation of syndication costs                             -          (178)             178             -              -
 Partners' withdrawals                                       -        (3,543)               -             -        (3,543)
 Early withdrawal penalties                                  -           (23)               7            16              -
                                                 --------------  -------------  -------------- -------------  -------------

Balances at December 31, 2002                         $  2,578      $ 101,540       $   (592)     $ (5,257)      $  95,690
                                                 ==============  =============  ============== =============  =============

     The accompanying notes are an integral part of these consolidated financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
             Consolidated Statements of changes in partners' capital
       For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)

                                                                      General Partners
                                                  ---------------------------------------------------------
                                                    Capital Account     Unallocated           Total              Total
                                                        General         Syndication     General Partners'      Partners'
                                                       Partners'           Costs             Capital            Capital
                                                  -------------------- ---------------  -------------------  --------------
Balances at December 31, 1999                                 $    35         $   (3)              $    32       $  37,062
 Contributions on application                                       -               -                    -               -
 Formation loan increases                                           -               -                    -         (1,102)
 Formation loan payments                                            -               -                    -             230
 Interest credited to partners in applicant status                  -               -                    -               -
 Capital contributed                                               15               -                   15          14,996
 Net income                                                        43               -                   43           4,287
 Syndication costs incurred                                         -             (2)                  (2)           (229)
 Allocation of syndication costs                                  (2)               2                    -               -
 Partners' withdrawals                                           (40)               -                 (40)         (2,016)
 Early withdrawal penalties                                         -               -                    -               -
                                                  -------------------- ---------------  -------------------  --------------

Balances at December 31, 2000                                      51             (3)                   48          53,228
 Contributions on application                                       -               -                    -               -
 Formation loan increases                                           -               -                    -         (1,462)
 Formation loan payments                                            -               -                    -             300
 Interest credited to partners in applicant status                  -               -                    -               -
 Capital contributed                                               20               -                   20          19,265
 Net income                                                        61               -                   61           6,093
 Syndication costs incurred                                         -             (3)                  (3)           (294)
 Allocation of syndication costs                                  (2)               2                    -               -
 Partners' withdrawals                                           (59)               -                 (59)         (3,376)
 Early withdrawal penalties                                         -               -                    -               -
                                                  -------------------- ---------------  -------------------  --------------

Balances at December 31, 2001                                      71             (4)                   67          73,754
 Contributions on application                                       -               -                    -               -
 Formation loan increases                                           -               -                    -         (1,677)
 Formation loan payments                                            -               -                    -             530
 Interest credited to partners in applicant status                  -               -                    -               -
 Capital contributed                                               22               -                   22          19,681
 Net income                                                        75               -                   75           7,486
 Syndication costs incurred                                         -             (4)                  (4)           (381)
 Allocation of syndication costs                                  (2)               2                    -               -
 Partners' withdrawals                                           (73)               -                 (73)         (3,616)
 Early withdrawal penalties                                         -               -                    -               -
                                                  -------------------- ---------------  -------------------  --------------

Balances at December 31, 2002                                 $    93         $   (6)             $     87       $  95,777
                                                  ==================== ===============  ===================  ==============


     The accompanying notes are an integral part of these consolidated financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      Consolidated Statements of cash flows
       For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)

                                                               2002              2001              2000
                                                          ----------------  ----------------  ---------------

Cash flows from operating activities
   Net income                                                    $  7,486          $  6,093         $  4,287
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Provision for loan and real estate losses                      1,280               957              376
     Change in operating assets and liabilities                                                            -
        Unsecured loans                                                 4                50              (5)
        Accrued interest and late fees                            (1,253)           (2,306)            (328)
        Advances on loans                                           (312)              (23)            (139)
        Other receivables                                           (888)                 -                -
        Loan origination fees                                        (16)                 7                6
        Accounts payable                                              375                44                1
        Payable to affiliate                                          185               109                -
        Deferred interest                                             112              (82)            (131)
                                                          ----------------  ----------------  ---------------
Net cash provided by operating activities                           6,973             4,849            4,067
                                                          ----------------  ----------------  ---------------

Cash flows from investing activities
   Loans originated                                              (32,601)          (47,512)         (49,289)
   Principal collected on loans                                    26,083            33,239           16,546
   Payments for development of real estate                          (219)                 -                -
   Proceeds from disposition of real estate                             -                 -              360
                                                          ----------------  ----------------  ---------------
Net cash used in investing activities                             (6,737)          (14,273)         (32,383)
                                                          ----------------  ----------------  ---------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                (11,400)           (5,000)           16,400
   Repayments on note payable                                         (7)                 -                -
   Contributions by partner applicants                             21,586            19,713           14,892
   Interest withdrawn by partners in applicant status                   -                 -              (1)
   Partners' withdrawals                                          (3,616)           (3,376)          (2,017)
   Syndication costs paid                                           (381)             (294)            (229)
   Formation loan lending                                         (1,677)           (1,462)          (1,102)
   Formation loan collections                                         530               300              230
                                                          ----------------  ----------------  ---------------
Net cash provided by financing activities                           5,035             9,881           28,173
                                                          ----------------  ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                5,271               457            (143)

Cash and cash equivalents - beginning of year                       1,917             1,460            1,603
                                                          ----------------  ----------------  ---------------

Cash and cash equivalents - end of year                         $   7,188         $   1,917         $  1,460
                                                          ================  ================  ===============
Supplemental disclosures of cash flow information
   Cash paid for interest                                        $    516          $    972          $   888
                                                          ================  ================  ===============

     The accompanying notes are an integral part of these consolidated financial statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 1 - Organizational and General

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993. The general partners are Michael R. Burwell, an individual, Gymno Corporation, and Redwood Mortgage Corp., both California corporations. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At December 31, 2002, the Partnership was in its fourth offering stage, wherein contributed capital totaled $91,238,920 of approved aggregate offerings of $125,000,000. As of December 31, 2002 and 2001, $ 2,578,000 and $673,000, respectively, remained in applicant status, and total Partnership Units sold of 88,660,947 and were in the aggregate of $91,239,000 and $69,676,000 respectively.

     A minimum of $250,000 and a maximum of $15,000,000 in Partnership Units were initially offered through qualified broker-dealers. This initial offering closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000, which closed on August 30, 2000. On August 31, 2000, the Partnership commenced a third offering for an additional $30,000,000, which closed in April 2002. On October 31, 2002, the Partnership commenced a fourth offering for an additional $50,000,000. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations.

Sales commissions - formation loans

     Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the "formation loan."

     The Formation Loan relating to the initial $15,000,000 offering totaled $1,075,000, which was 7.2% of limited partners' contributions of $14,932,000. It is being repaid, without interest, in ten annual installments of $107,000, which commenced on January 1, 1997, following the year the initial offering closed.

     The Formation Loan relating to the second offering ($30,000,000) totaled $2,272,000, which was 7.6% of limited partners' contributions of $29,993,000. It is being repaid, without interest, in ten equal annual installments of $201,000, which commenced on January 1, 2001, following the year the second offering closed. Additional payments on this loan were also made during the offering period.

     The Formation Loan relating to the third offering ($30,000,000) totaled $2,218,000, which was 7.4% of the limited partners' contributions of $29,999,000. It is to be repaid, without interest, in ten annual installments of $178,000, which will commence on January 1, 2003. Additional payments on this loan were also made during the offering stage.

     The Formation Loan relating to the fourth offering ($50,000,000) totaled $1,300,000 as of December 31, 2002, which was 8.0% of the limited partners contributions of $16,316,000 through December 31, 2002. An equal annual repayment schedule on this loan, without interest, will commence in the year subsequent to the closing of this offering.

     For the fourth offering, sales commissions paid to brokers range from 0% (units sold by general partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating full 9% commissions. The principal balance of the Formation Loan will increase as additional sales of units are made. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the Formation Loan as of December 31 of each year.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 1 - Organizational and General (continued)

Sales commissions - formation loans (continued)

     The following summarizes Formation Loan transactions to December 31, 2002 (in thousands):

                               Initial        Subsequent           Third            Fourth
                             Offering of      Offering of       Offering of      Offering of
                               $15,000          $30,000           $30,000          $50,000           Total
                             -------------   --------------    --------------    -------------    ------------
  Limited Partner
     Contributions                $14,932          $29,993           $29,999          $16,316         $91,239
                             =============   ==============    ==============    =============    ============

  Formation Loan made             $ 1,075          $ 2,272           $ 2,218          $ 1,300         $ 6,865
  Repayments to date                (595)            (661)             (211)                -         (1,467)
  Early withdrawal
    penalties applied                (50)             (63)              (28)                -           (141)
                             -------------   --------------    --------------    -------------    ------------
  Balance,
    December 31, 2002             $   430          $ 1,548           $ 1,979          $ 1,300         $ 5,257
                             =============   ==============    ==============    =============    ============

  Percent loaned                     7.2%             7.6%              7.4%             8.0%            7.5%

     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

Syndication costs

     The Partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners' capital and are being allocated to individual partners consistent with the partnership agreement.

     Through December 31, 2002, syndication costs of $2,071,000 had been incurred by the Partnership with the following distribution (in thousands):

           Costs incurred                                                $2,071
           Early withdrawal penalties applied                              (72)
           Allocated to date                                            (1,401)
                                                                ---------------
           December 31, 2002 balance                                      $ 598
                                                                ===============

     Syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the general partners. Applicable gross proceeds were $14,932,000. Related expenditures totaled $582,000 ($570,000 syndication costs plus $12,000 organization expense) or 3.9%.

     Syndication costs attributable to the second offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners. Gross proceeds of the second offering were $29,993,000. Syndication costs totaled $598,000 or 2% of contributions.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 1 - Organizational and General (continued)

Syndication costs (continued)

     Syndication costs attributable to the third offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners. Gross proceeds of the third offering were $29,999,000. Syndication costs totaled $643,000 or 2% of contributions.

     Syndication costs attributable to the fourth offering ($50,000,000) will be limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners. As of December 31, 2002, the fourth offering had incurred syndication costs of $260,000 (1.6% of contributions).

Term of the partnership

     The Partnership is scheduled to terminate on December 31, 2032, unless sooner terminated as provided.


note 2 - Summary of Significant Accounting Policies

Basis of  presentation

     The Partnership's consolidated financial statements include the accounts of its 100%-owned subsidiary, Russian Hill Property Company, LLC ("Russian") and its 66%-owned subsidiary, Stockton Street Property Company, LLC ("Stockton"). All significant intercompany transactions and balances have been eliminated in consolidation.

     Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year classification.

Management estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued by the effective interest method.

     Statement of Financial Accounting Standards Nos. 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 2 - Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2002 and 2001, loans categorized as impaired by the Partnership were $0 and $710,000, respectively, with a reduction in the carrying value of the impaired loans of $0 and $88,000, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The average impaired recorded investment in impaired loans was $355,000 for 2002 and 2001, and was $0 for 2000.

     At December 31, 2002, the Partnership had twenty loans, past due 90 days or more totaling $28,650,000, of which $9,454,500 had been brought current in February, 2003. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. As presented in Note 11 to the consolidated financial statements, the average loan to appraised value of security at the time the loans were consummated for loans outstanding at December 31, 2002 and 2001 was 60.61% and 59.67%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

     During 2002, the Partnership restructured three previously impaired loans into two new loans with a lower interest rate. The amount restructured was $1,090,000. Had the loans been current in accordance with their original terms and had been outstanding throughout the entire year, the Partnership would have recognized gross interest income of $85,000 for the year ended December 31, 2002. The Partnership recognized $61,000 of interest income on the restructured loans for the year ended December 31, 2002.

Allowance for loan losses

     Loans and the related accrued interest, late fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     The composition of the allowance for loan losses as of December 31, 2002 and 2001 was as follows (in thousands):


                                                  2002               2001
                                            ---------------    ---------------
        Impaired loans                             $     -            $    88
        Specified loans                                120                  -
        General                                      2,901              2,155
        Unsecured loans                                  -                  4
                                            ---------------    ---------------
                                                   $ 3,021            $ 2,247
                                            ===============    ===============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 2 - Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows for the years ended December 31:

                                      2002            2001             2000
                                  -------------   -------------    -------------
   Beginning balance                    $ 2,247         $ 1,345           $  834
   Restructured loans                        11               -                -
   Additions charged to income              780             873              469
   Write-offs                              (17)              29               42
                                  -------------   -------------    -------------
                                        $ 3,021         $ 2,24           $ 1,345
                                  =============   =============    =============

Cash and cash equivalents

     The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Real estate held for sale

     Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. During 2002, there were two properties acquired by the
Partnership. Both of these properties are held in limited liability corporations, which are majority owned by the Partnership (see Note 5).

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposition of Long Lived Assets," the Partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value. The Partnership increased the allowance for losses on real estate held for sale by $500,000 during the year ended December 31, 2002.

Loan origination fees

     The Partnership capitalizes fees for obtaining bank financing. The fees are amortized over the life of the financing using the straight-line method.

Income taxes

     No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the consolidated financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Net income per $1,000 invested

     Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 2 - Summary of Significant Accounting Policies (continued)

Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2002, 2001 and 2000, late fee revenue of $114,000, $99,000 and $66,000, respectively, was recorded. The Partnership has a recorded late fee receivable at December 31, 2002 and 2001 of $133,000 and $80,000, respectively. An allowance for uncollectible late fees of $58,000 and $0 at December 31, 2002 and 2001, respectively is reflected in the allowance for loan losses.

Recently issued accounting pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 is effective immediately for any variable interest entities created after January 31, 2003 and is effective beginning in the third quarter of 2002 to any variable interest entities created prior to the issuance of the interpretation. FIN 46 provides a new framework to identify variable interest entities and determining when an entity should include the assets, liabilities, non-controlling interests and the results of activities of a variable interest entity in its financial statements. The implementation of FIN 46 is not anticipated to have any significant effect on the Partnership.

note 3 - Other Partnership Provisions

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

Applicant status

     Subscription funds received from purchasers of Partnership units are not admitted to the Partnership until appropriate lending opportunities are available. During the period prior to the time of admission, which is anticipated to be between 1 - 90 days, purchasers' subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnership's loan portfolio.

     During 2002,  2001 and 2000,  interest  totaling  $1,000,  $800 and $5,000, respectively, were credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 3 - Other Partnership Provisions (continued)

Election to receive monthly, quarterly or annual distributions

     At subscription, investors elect to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

Profits and losses

     Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Liquidity, capital withdrawals and early withdrawals

     There are substantial restrictions on transferability of Partnership units and accordingly an investment in the Partnership is non-liquid. Limited partners have no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of units.

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

     After five years from the date of purchase of the units, limited partners have the right to withdraw from the Partnership on an installment basis. Generally this is done over a five-year period in twenty quarterly installments. Once a limited partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a limited partner's capital is restricted to the availability of Partnership cash flow.

Guaranteed interest rate for offering period

     For the first three offerings, the general partners guaranteed an earnings rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco on a monthly basis, up to a maximum interest rate of 12%. The interest rate was guaranteed during the period commencing with the day a limited partner was admitted to the Partnership and ended three months after the initial through third offering termination date, which in all cases was August 2002. Through August 2002, actual earnings exceeded the guaranteed amount for each month.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 4 - General Partners and Related Parties

     The following are commissions and/or fees, which are paid to the general partners.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. In 2002, 2001 and 2000, loan brokerage commissions paid by the borrowers were $996,000, $1,156,000 and $1,878,000, respectively.

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $1,098,000, $552,000 and $506,000 were incurred for 2002, 2001 and 2000, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $294,000 and $109,000 at December 31, 2002 and 2001, respectively.

Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees of $325,000, $158,000 and $61,000 were incurred for 2002, 2001 and 2000, respectively.

Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

     Redwood Mortgage Corp., a general partner, is reimbursed by the Partnership for all operating expenses incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2002, 2001 and 2000, operating expenses totaling $266,000, $241,000 and $114,000 respectively, were reimbursed to Redwood Mortgage Corp.

Contributed capital

     The general partners jointly or severally are to contribute 1/10 of 1% of limited partners' contributions in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2002 and 2001, Gymno Corporation, a general partner, had capital in accordance with
Section 4.02(a) of the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 5 - Real Estate Held for Sale

     During 2002, the Partnership contributed its interests in two foreclosed real properties into two limited liability companies ("LLCs"). The Partnership's investments in the LLCs are reflected at the lower of cost or fair value, including estimated costs of property disposition.

The following schedule reflects the cost of the LLCs' properties and recorded reductions to estimated fair values:

        Costs of properties                                      $ 9,786
        Reduction in value                                         (500)
                                                            -------------
        Real estate held for sale                                $ 9,286
                                                            =============

Russian

     During 2002, a single-family residence that secured a Partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian was formed by the Partnership to complete the development and sale of the property. The assets and liabilities of Russian have been consolidated into the accompanying consolidated balance sheets of the Partnership. Costs related to the sale of this property are being capitalized; thus, there was no income or expense recognized by Russian during 2002. As of December 31, 2002, the Partnership had advanced approximately $37,000 to Russian for sales costs. At December 31, 2002, the Partnership's total investment in Russian was $3,913,000, net of a valuation allowance of $500,000.

Stockton

     During 2002, six condominium units that secured a Partnership loan totaling $2,163,000, including accrued interest and advances, were transferred via a statutory warranty deed to a new entity named Stockton Street Property Company, LLC ("Stockton"). In addition, senior debt was assumed by Stockton on the property in the amount of $1,789,000 (see Note 7). Stockton was formed by the Partnership and an affiliate to complete development and sales of the condominium units. The Partnership is co-manager of Stockton along with the other member and is to receive 66% of the profits or losses. As such, the assets and liabilities of Stockton have been consolidated into the accompanying consolidated balance sheets of the Partnership. Development costs are being capitalized; thus, there was no income or expense recognized by Stockton during 2002. As of December 31, 2002, advances of approximately $238,000 were made for construction and other related development costs and $87,000 of interest expense was capitalized. At December 31, 2002, the Partnership's total investment in Stockton was $5,373,000.


note 6 - Bank Line of Credit

     The Partnership has a bank line of credit expiring July 10, 2004, of up to $20,000,000 at prime secured by its loan portfolio. The outstanding balances were $0 and $11,400,000 at December 31, 2002 and 2001, respectively. The interest rate was 4.25% (prime) at December 31, 2002. The line of credit calls for certain financial covenants. The Partnership was in compliance with these covenants for the years ended December 31, 2002 and 2001.

     Should the general partners choose not to renew the line of credit, the balance then outstanding would be converted to a three-year term loan.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 7 - Note Payable

     The Partnership assumed a bank loan of $1,789,000 in connection with the foreclosure on a property (see Note 5). As of December 31, 2002, $1,782,000 was outstanding on this note. The loan is secured by the property and bears interest at 5.68% at December 31, 2002.

Future maturities on the note payable are as follows (in thousands):

                      2003                      $   22
                      2004                          23
                      2005                          24
                      2006                          26
                      2007                          27
                   Thereafter                    1,660
                                           ------------
                                               $ 1,782
                                           ============


note 8 - Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the consolidated financial statements to the tax basis of Partnership capital (in thousands):

                                                     2002             2001
                                                 -------------    --------------
   Partners' capital per consolidated
      financial statements                            $ 95,777          $ 73,754
   Non-amortized syndication costs                         598               403
   Allowance for loan losses                             3,521             2,247
   Formation loans receivable                            5,257             4,126
                                                 -------------    --------------

   Partners' capital - tax basis                      $105,153          $ 80,530
                                                 =============    ==============

     In 2002 and 2001, approximately 47% and 48% of taxable income was allocated
to  tax-exempt  organizations  (i.e.,  retirement  plans),  respectively.   Such
organizations generally do not have to file income tax returns.


note 9 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans carrying value was $83,650,000 and $82,790,000 at December 31, 2002 and 2001, respectively. The fair value of these loans of $84,976,000 and $84,000,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 10 - Non-cash Transactions

     During 2002, the Partnership foreclosed on two properties (see Note 5), which resulted in an increase in real estate held for sale and notes payable of $8,354,000 and $1,789,000, respectively and a decrease in loans receivable, accrued interest and advances of $5,986,000, $383,000 and $196,000, respectively.

     During 2002, the Partnership restructured three loans that resulted in an increase to loans receivable and the allowance for loan losses of $345,000 and $11,000, respectively and a decrease to accrued interest and advances of $302,000 and $32,000, respectively.


note 11 - Asset Concentrations and Characteristics

     The loans are secured by recorded deeds of trust. At December 31, 2002 and 2001, there were 70 and 76 secured loans outstanding, respectively, with the following characteristics (dollars in thousands):


                                                                            2002               2001
                                                                       ---------------    ---------------
  Number of secured loans outstanding                                           70                 76
  Total secured loans outstanding                                         $ 83,650            $82,790

  Average secured loan outstanding                                         $ 1,195            $ 1,089
  Average secured loan as percent of total                                   1.43%              1.32%
  Average secured loan as percent of partners' capital                       1.25%              1.48%

  Largest secured loan outstanding                                         $ 4,943            $ 7,000
  Largest secured loan as percent of total                                   5.91%              8.46%
  Largest secured loan as percent of partners' capital                       5.16%              9.49%

  Number of counties where security is located (all California)                 15                 12
  Largest percentage of secured loans in one county                         27.22%             41.40%
  Average secured loan to appraised value of security                       60.61%             59.67%
     at time loan was consummated

  Number of secured loans in foreclosure status                                  6                  3
  Amount of secured loans in foreclosure                                   $ 4,029            $ 1,051


                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 11 - Asset Concentrations and Characteristics (continued)

     The following secured loan categories were held at December 31, 2002 and 2001 (in thousands):

                                                                        2002               2001
                                                                   ---------------     --------------
     First trust deeds                                                   $ 46,117           $ 42,984
     Second trust deeds                                                    30,930             34,641
     Third trust deeds                                                      6,603              5,165
                                                                   ---------------     --------------
           Total loans                                                     83,650             82,790
     Prior liens due other lenders                                         79,846             67,945
                                                                   ---------------     --------------

           Total debt                                                   $ 163,496          $ 150,735
                                                                   ===============     ==============

     Appraised property value at time of loan                           $ 269,773          $ 252,604

     Total investments as a percent of appraisals                          60.61%             59.67%

     Investments by type of property
           Owner occupied homes                                          $ 12,854           $ 11,019
           Non-owner occupied homes                                        23,720             26,523
           Apartments                                                       6,572              7,337
           Commercial                                                      40,504             37,911
                                                                   ---------------     --------------

                                                                         $ 83,650           $ 82,790
                                                                   ===============     ==============

The interest rates on the loans range from 7.50% to 14.00% at December 31, 2002.

     Scheduled maturity dates of secured loans as of December 31, 2002 are as follows:

          Year Ending December 31,
     ------------------------------------
                    2003                                $44,101
                    2004                                 12,912
                    2005                                 11,879
                    2006                                  1,723
                    2007                                  8,198
                 Thereafter                               4,837
                                                  --------------
                                                        $83,650
                                                  ==============


     The  scheduled   maturities   for  2002  include   fifteen  loans  totaling
$18,765,000 (22.4%), which are past maturity at December 31, 2002. Interest payments on thirteen of these loans were delinquent. Two of these loans totaling $7,000,000 were paid off subsequent to year-end.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 11 - Asset Concentrations and Characteristics (continued)

     Cash deposits at December 31, 2002 of $7,370,000 were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by approximately $7,270,000. This bank is the same financial institution that has provided the Partnership with the $20,000,000 maximum line of credit. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed on new loans or used to pay-down the line of credit balance.


note 12 - Commitments and Contingencies

Construction loans

     The Partnership has construction loans, which are at various stages of completion. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At December 31, 2002, there was $2,338,000 of undistributed construction loans.

Workout agreements

     The Partnership has negotiated various workout agreements with borrowers. The Partnership is not obligated to fund additional money as of December 31, 2002. There are approximately six loans totaling $5,209,000 in workout agreements as of December 31, 2002.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000


note 13 - Selected Financial Information (Unaudited)

                                                                      Calendar Quarter
                                           ------------------------------------------------------------------------
                                              (in thousands, except for Net income per $1,000 invested amounts)
                                             First          Second         Third          Fourth          Annual
                                           -----------    -----------    -----------   -------------    ------------
Revenues
    2002                                       $2,602         $2,515         $3,165         $ 3,266         $11,548
    2001                                        2,151          2,195          2,265           2,425           9,035
    2000                                        1,094          1,373          1,884           1,998           6,349

Expenses
    2002                                          799            665          1,311           1,287           4,062
    2001                                          802            711            676             753           2,942
    2000                                          164            337            763             798           2,062


Net income allocated to general partners
    2002                                           18             18             19              20              75
    2001                                           13             14             15              17              61
    2000                                            9             10             11              12              43

Net income allocated to limited partners
    2002                                        1,784          1,831          1,836           1,960           7,411
    2001                                        1,335          1,469          1,573           1,655           6,032
    2000                                          920          1,026          1,110           1,188           4,244

Net income per $1,000 invested
    Where income is reinvested
         2002                                      21             21             21              24              87
         2001                                      22             22             22              24              90
         2000                                      21             21             21              23              86
    Where income is withdrawn
         2002                                      21             21             21              21              84
         2001                                      20             22             22              20              86
         2000                                      20             21             21              21              83


note 14 -Subsequent Events

     Subsequent to year-end and through the date of this report, the Partnership has received $5,799,000 of new investor money for the current offering and had admitted $2,379,000 of partners in applicant status into the Partnership.

SCHEDULE II

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 2002
                                 (in thousands)

       Col A                            Col B                     Col. C                   Col. D             Col E
    Description                       Balance at                  Additions               Deductions        Balance at
                                                       -------------------------------
                                      Beginning           Charged to      Charged to                      End of Period
                                      of Period            Costs &          Other
                                                           Expenses        Accounts
------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2002

Deducted from asset accounts

Allowance for loan losses                $   2,247         $    780        $    11(a)      $   (17)(b)        $  3,021

Cumulative write-down of
   real estate held for sale (REO)               -              500              -                -                500
                                     -------------- ---------------- ---------------  --------------   ----------------
                                         $   2,247        $   1,280        $    11         $   (17)(b)        $  3,521
                                     ============== ================ ===============  =============    ================


      Note (a) - Represents restructuring of loans.

      Note (b) - Represents write-offs of loans.

SCHEDULE IV

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          mortgage loans on real estate
                         rule 12-29 loans on real estate
                                December 31, 2002
                                 (in thousands)

 Col. A   Col. B       Col. C       Col. D      Col. E     Col. F           Col. G      Col. H      Col. I    Col. J
  Desc.  Interest       Final      Periodic     Prior   Face Amt of      Carrying Amt.  Pr. Amt.   Type of  Geog. County
           Rate       Maturity     Payment      Liens     Mortgage         Mortgage    Subject to    Lien     Location
                        Date        Terms                Orig. Amt        Investment   Delinquency
Comm.     14.00%      04/01/06      $   12     $    -      $   700         $   399       $     -      1st   San Francisco
Res.      13.50%      07/01/00           7          -          579             579           143      1st   San Francisco
Comm.     12.50%      10/01/02           4          -          150              27             -      1st   San Francisco
Comm.     11.00%      10/01/07           6          -          650             631             -      1st   San Francisco
Res.      18.00%      03/01/00          11        579          951             762           233      2nd   San Francisco
Res.      14.00%      02/01/01          11          -          910             910           255      1st   San Francisco
Res.      11.50%      12/01/00          23        910          953           2,331           574      2nd   San Francisco
Res.      12.00%      05/01/03          12          -        1,210           1,210           194      1st   Marin
Land      11.00%      01/01/01          13        363        1,800           1,392            92      2nd   Stanislaus
Land      11.00%      07/01/01          24        358        2,600           2,600           167      2nd   Stanislaus
Res.      10.25%      09/01/09           8        668          850             834             -      2nd   Santa Clara
Apts.     12.50%      11/15/02           4         47           39             304             -      2nd   Contra Costa
Land      11.00%      11/01/00           2      2,968          222             190            51      3rd   Stanislaus
COMM.     11.50%      02/01/05           4        493          400             396             -      2nd   San Francisco
Land      11.50%      07/01/01           5      2,600          476             476            32      2nd   Stanislaus
Comm.     12.00%      12/01/01          28          -        4,970           4,495             -      1st   Los Angeles
Comm.     10.50%      06/01/06           7          -          775             764             -      1st   San Mateo
Apts.     12.00%      08/01/03          40          -        4,000           4,000           480      1st   San Francisco
Comm.     12.00%      05/01/07           9      2,916          799             796             -      2nd   Santa Clara
Res.      12.00%      03/01/01          13          -        1,325           1,325           133      1st   Marin
Apts.     12.50%      04/01/02           1      4,000          290             289            33      2nd   San Francisco
Comm.     13.00%      11/01/02           2        310          205             205            16      2nd   Alameda
Comm.     12.50%      01/01/04           0        845          692             692             -      2nd   San Francisco
Res.      12.50%      11/01/02          11          -        1,675           1,647             -      1st   Napa
Comm.     11.50%      04/01/02          46          -        4,750           4,750           182      1st   San Francisco
Comm.     12.00%      04/01/02          23      4,750        2,250           2,250           135      2nd   San Francisco
Res.      12.00%      05/01/03          16      7,741        4,117           1,524             -      3rd   Santa Clara
Res.      11.50%      05/01/02           6          -          606             604             -      1st   Marin
Apts.     11.50%      06/01/06           2          -          182             180             -      1st   Merced
Res.      13.25%      12/01/02          20        582        2,188           2,188            98      2nd   Santa Clara
Res.      13.25%      01/01/03          20          -        3,516           3,515             -      1st   Napa
Comm.     11.50%      08/01/06           4          -          350             310             -      1st   San Mateo
Res.      11.00%      08/01/03           7        665          800             800             -      2nd   Santa Clara
Res.      13.25%      03/01/03          14          -        3,368           2,998             -      1st   San Mateo


 Col. A   Col. B      Col. C       Col. D       Col. E       Col. F       Col. G         Col. H    Col. I     Col. J
  Desc.  Interest     Final       Periodic      Prior     Face Amt of  Carrying Amt    Pr. Amt.   Type of  Geog. County
           Rate      Maturity     Payment       Liens      Mortgage      Mortgage      Subject to   Lien      Location
                       Date        Terms                  Orig. Amt     Investment     Delinquency
Res.      11.00%     11/01/04         4        1,132           423            89             -      3rd    San Mateo
Res.      10.25%     11/01/04        13        2,484         1,500         1,499             -      2nd    San Mateo
Res.      11.50%     12/01/06         1          167            70            70             -      2nd    Stanislaus
Res.      10.25%     12/01/04         3          978           300           300             -      2nd    San Francisco
Comm.     12.50%     01/01/03        10        7,000         2,455         2,455           102      3rd    San Francisco
Land      9.50%      02/01/04         8            -           987           987             -      1st    Santa Clara
Res.      11.00%     02/01/04         6           65           708           708             -      2nd    Lake
Apts.     11.00%     03/01/07         1          179           100            99             -      2nd    Alameda
Land      12.50%     03/01/05         3            -           270           270             -      1st    San Diego
Comm.     11.00%     03/01/07        16            -         1,600         1,592             -      1st    Alameda
Res.      10.00%     12/01/02         3            -           318           316            32      1st    San Mateo
Comm.     7.50%      02/28/07         5            -           770           770             -      1st    Santa Clara
Comm.     7.50%      02/28/07         2            -           320           320             -      1st    Alameda
Res.      10.25%     04/01/05        14            -         1,650         1,650             -      1st    Napa
Apts.     10.50%     12/31/02        15       15,440         1,700         1,700             -      2nd    San Mateo
Comm.     13.00%     06/01/05        41       10,000         4,550         4,943             -      2nd    Santa Clara
Comm.     10.50%     08/01/04        32            -         3,600         3,600             -      1st    Santa Clara
Res.      10.25%     08/01/04         4        1,648           263           256             -      2nd    Santa Clara
Res.      10.50%     08/01/07        18        3,500         2,000         1,997             -      2nd    San Francisco
Res.      13.25%     02/01/04         2          638           431           184             -      2nd    Santa Clara
Res.      10.50%     09/01/07         2        1,468           805           196             -      3rd    Santa Clara
Res.      11.50%     09/01/05        12            -         1,300         1,300             -      1st    Alameda
Res.      10.50%     09/01/05         3          494           346           346             -      2nd    Alameda
Res.      10.50%     09/01/05         2          710           269           269             -      2nd    San Mateo
Res.      11.00%     09/01/04         7            -           493           747             -      1st    Stanislaus
Res.      10.25%     10/01/04        11        1,102         1,250         1,250             -    1st&3rd  Santa Clara
Res.      10.50%     10/01/05        16            -         1,781         1,781             -      1st    San Mateo
Comm.     10.50%     10/01/07         4            -           441           441             -      1st    San Mateo
Res.      10.50%     10/01/07         2          245           159           207             -      2nd    San Mateo
Res.      12.00%     07/01/03         4        2,450           368           368             -      2nd    San Mateo
Land      11.25%     06/01/04        23            -         2,500         2,500             -      1st    San Mateo
Comm.     11.25%     12/01/07         9          718           900           900             -    1st&3rd  El Dorado
Res.      10.00%     11/01/05        11          500         1,320         1,320             -      2nd    Napa
Comm.     10.00%     12/01/07         2        1,802           250           250             -      2nd    Sonoma
Res.      12.75%     07/01/04         1          749           650            99             -      2nd    Santa Clara
Comm.     10.00%     01/01/08        13            -         1,500         1,500             -      1st    Riverside
                                ------------------------------------------------------------------
Total                            $  731     $ 79,846      $ 87,692      $ 83,650      $  2,951
                                ==================================================================

SCHEDULE IV

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                          mortgage loans on real estate
                   rule 12-29 loans on real estate (continued)
                                December 31, 2002
                                 (in thousands)

Reconciliation of carrying amount (cost) of loans at close of periods

                                                                  Year ended December 31,
                                                   ------------------------------------------------------
                                                         2002               2001               2000
                                                   -----------------  -----------------   ---------------
   Balance at beginning of year                           $  82,790         $   68,571        $   35,693

   Additions during period:
      New loans                                              32,601             47,512            49,289
      Other                                                   1,060                  -               135
                                                   -----------------  -----------------   ---------------
        Total Additions                                      33,661             47,512            49,424
                                                   -----------------  -----------------   ---------------

   Deductions during period:
      Collections of principal                               26,083             33,239            16,546
      Foreclosures                                            5,986                  -                 -
      Cost of loans sold                                          -                  -                 -
      Amortization of premium                                     -                  -                 -
      Other                                                     732                 54                 -
                                                   -----------------  -----------------   ---------------
        Total Deductions                                     32,801             33,293            16,546
                                                   -----------------  -----------------   ---------------

   Balance at close of year                               $  83,650          $  82,790         $  68,571
                                                   =================  =================   ===============

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    Part III


Item 10 - Directors and Executive Officers of the Registrant

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by three general partners, one of whom is an individual, Michael R. Burwell. The other two general partners are Gymno Corporation and Redwood Mortgage Corp. Both are California corporations, formed in 1986 and 1978, respectively. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis. Redwood Mortgage Corp. is a subsidiary of the Redwood Group Ltd., whose principal stockholder is D. Russell Burwell, the other shareholder of Gymno Corporation.


Item 11 - Executive Compensation


       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     As indicated above in Item 10, the Partnership has no Officers or Directors. The Partnership is managed by the general partners. There are certain fees and other items paid to management and related parties.

     A more  complete  description  of management  compensation  is found in the prospectus (S-11) dated October 30, 2002, page 5, under the section "Compensation of the General Partners and the Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the prospectus.

     Entity Receiving Compensation          Description of Compensation and Services Rendered           Amount
     ----------------------------------------------------------------------------------------------------------------
     I. Redwood Mortgage Corp.              Mortgage Servicing Fee for servicing loans.....................$1,098,000
         (General Partner)

     General Partners &/or Affiliates       Asset Management Fee for managing assets.........................$325,000

     General Partners                       1% interest in profits............................................$75,000
                                            Less allocation of syndication costs...............................$2,000
                                                                                                    -----------------
                                                                                                              $73,000

     General Partners &/or Affiliates       Portion of early withdrawal penalties applied to
                                            reduce Formation Loan.............................................$16,000


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

   Redwood Mortgage Corp.      Mortgage Brokerage Commissions for services in
                               connection with the review, selection, evaluation,
                               negotiation, and extension of the loans paid by the
                               borrowers and not by the Partnership...........................................$996,000

   Redwood Mortgage Corp.      Processing and Escrow Fees for services in borrowers
                               connection with notary, document preparation, credit
                               investigation, and escrow fees payable by the
                               and not by the Partnership......................................................$23,000

   Gymno Corporation           Reconveyance Fee.................................................................$4,000


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
CONSOLIDATED  STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . .$266,000


     Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The general partners own a combined total of 1% of the Partnership including a 1% portion of income and losses.


Item 13 - Certain Relationships and Related Transactions

     Refer to footnotes 3 and 4 of the Notes to Consolidated Financial Statements in Part II item 8, which describes related party fees and data.

     Also refer to the Prospectus dated October 30, 2002, (incorporated herein by reference) on page 5 "Compensation of General Partners and Affiliates".


Item 14 - Controls and Procedures

     Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures, as of a date within 90 days prior to the date of the filing of this report, the President and Chief Financial Officer of Gymno Corporation and Redwood Mortgage Corp., the Partnership's general partners, have concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     Part IV


Item 15 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

A.  Documents filed as part of this report are incorporated:

         1.  In Part II, Item 8 under A - Consolidated Financial Statements.

         2. The Consolidated Financial Statement Schedules are listed in Part II - Item 8 under B - Consolidated Financial Statement Schedules.

         3.  Exhibits.


   Exhibit No.            Description of Exhibits
------------------        ------------------------------------------------------
         3.1              Limited Partnership Agreement
         3.2              Form of Certificate of Limited Partnership Interest
         3.3              Certificate of Limited Partnership
        10.1              Escrow Agreement
        10.2              Servicing Agreement
        10.3              (a) Form of Note secured by Deed of Trust for
                          Construction Loans, which provides for principal and
                          interest payments. (b) Form of Note secured by Deed of
                          Trust for Commercial and Multi-Family loans which
                          provides for principal and interest payments (c) Form
                          of Note secured by Deed of Trust for Commercial and
                          Multi-Family loans which provides for interest only
                          payments (d) Form of Note secured by Deed of Trust for
                          Single Family Residential Loans, which provides for
                          interest and principal payments. (e) Form of Note
                          secured by Deed of Trust for Single Family Residential
                          loans, which provides for interest only payments.
        10.4              (a)  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement and Fixture Filing to accompany
                          Exhibits   10.3  (a), and (c).
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


C.       See A (3) above.

D. See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated October 30, 2002, supplement No. 1 dated January 31, 2003 (post effective amendment No. 2 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2003.


REDWOOD MORTGAGE INVESTORS VIII


By:   /S/ Michael R. Burwell
      -----------------------------------------
      Michael R. Burwell, General Partner


By:   Gymno Corporation, General Partner


By:   /S/ Michael R. Burwell
      -------------------------------------------
      Michael R. Burwell, President, Secretary,
      and Principal Financial Officer



By:   Redwood Mortgage Corp.


By:   /S/ Michael R. Burwell
      --------------------------------------------
      Michael R. Burwell, President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2003.


Signature                                  Title                        Date



/S/ Michael R. Burwell
----------------------------
Michael R. Burwell                   General Partner              March 31, 2003



/S/ Michael R. Burwell
----------------------------
Michael R. Burwell            President of Gymno Corporation,     March 31, 2003
                               (Principal Executive Officer);
                               Director of Gymno Corporation
                               Secretary/Treasurer of Gymno
                              Corporation (Principal Financial
                                   and Accounting Officer);




/S/ Michael R. Burwell
----------------------------
Michael R. Burwell          President, Secretary/Treasurer of     March 31, 2003
                             Redwood Mortgage Corp.
                              (Principal Financial and
                               Accounting Officer);
                           Director of Redwood Mortgage Corp.

                                                                    Exhibit 99.1

                          GENERAL PARTNER CERTIFICATION


     I, Michael R. Burwell, General Partner of the Partnership, certify that:

     1. I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 31, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 31, 2003

                                                                    Exhibit 99.2

               PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that:

     1. I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls: and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael R. Burwell
----------------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
----------------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2003

                                                                    Exhibit 99.3

                            PRESIDENT'S CERTIFICATION


     I, Michael R. Burwell, president of Redwood Mortgage Corporation, General Partner, certify that:

     1. I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 31, 2003

                                                                    Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Redwood Mortgage Corporation, General Partner, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 31, 2003