Form 10-Q
period 2003-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2003-05-15
CIK 889123

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

   For Quarterly Period Ended                         March 31, 2003
 -------------------------------------------------------------------------------
   Commission file number                                333-83882
 -------------------------------------------------------------------------------

        REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
 -------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        CALIFORNIA                                      94-3158788
 -------------------------------------------------------------------------------
  (State or other jurisdiction of                    I.R.S. Employer
   incorporation or organization)                   Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
 -------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     YES         XX                                NO
           --------------                               -------------

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    YES                      NO                   NOT APPLICABLE       XX
         ----------              -----------                      -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 and DECEMBER 31, 2002 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                                       March 31,           December 31,
                                                                                         2003                  2002
                                                                                    ----------------      ---------------
Cash and cash equivalents                                                                 $   8,956            $   7,188
                                                                                    ----------------      ---------------
Loans
   Loans secured by deeds of trust                                                           95,080               83,650
   Allowance for loan losses                                                                (3,133)              (3,021)
                                                                                    ----------------      ---------------
       Net loans                                                                             91,947               80,629
                                                                                    ----------------      ---------------

Interest and other receivables
   Accrued interest and late fees                                                             3,814                3,913
   Advances on loans                                                                            310                  279
   Other receivables                                                                          1,049                  888
                                                                                    ----------------      ---------------
                                                                                              5,173                5,080
                                                                                    ----------------      ---------------

Loan origination fees, net                                                                       16                   22
Real estate held for sale, net of allowance of $500                                           9,475                9,286
                                                                                    ----------------      ---------------

       Total assets                                                                       $ 115,567            $ 102,205
                                                                                    ================      ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                                                        $     611            $     449
  Payable to affiliate                                                                          290                  294
  Deferred interest                                                                               -                  112
  Note payable                                                                                1,775                1,782
                                                                                    ----------------      ---------------

       Total liabilities                                                                      2,676                2,637
                                                                                    ----------------      ---------------

Minority interest                                                                             1,274                1,213
                                                                                    ----------------      ---------------
Investors in applicant status                                                                 7,368                2,578
                                                                                    ----------------      ---------------

Partners' capital
  Limited partners' capital, subject to redemption net of unallocated syndication costs of $693 and $592 for 2003 and 2002 , respectively; and formation loan
  receivable of $6,034 and $5,258 for 2003 and 2002, respectively                           104,150               95,690

  General partners' capital, net of unallocated syndication costs of $7 and $6
    for 2003 and 2002, respectively                                                              99                   87
                                                                                    ----------------      ---------------

       Total partners' capital                                                              104,249               95,777
                                                                                    ----------------      ---------------

       Total liabilities and partners' capital                                            $ 115,567            $ 102,205
                                                                                    ================      ===============


     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------------

                                                                                   2003                  2002
                                                                             -----------------     -----------------
Revenues
  Interest on loans                                                                   $ 2,764               $ 2,588
  Interest-bank                                                                            17                     1
  Late fees                                                                                 7                    13
  Other                                                                                     1                     -
                                                                             -----------------     -----------------
                                                                                        2,789                 2,602
                                                                             -----------------     -----------------
Expenses
  Mortgage servicing fees                                                                 206                   243
  Interest expense                                                                          1                   135
  Amortization of loan origination fees                                                     3                     3
  Provisions for losses on loans and real estate                                          112                   227
  Asset management fees                                                                    98                    76
  Clerical costs from Redwood Mortgage Corp.                                               70                    65
  Professional services                                                                    45                    37
  Broker expense                                                                           81                     -
  Other                                                                                    43                    14
                                                                             -----------------     -----------------
                                                                                          659                   800
                                                                             -----------------     -----------------

      Net income                                                                      $ 2,130               $ 1,802
                                                                             =================     =================

  Net income:  general partners (1%)                                                  $    21               $    18
               limited partners (99%)                                                   2,109                 1,784
                                                                             -----------------     -----------------
                                                                                      $ 2,130               $ 1,802
                                                                             =================     =================
Net income per $1,000 invested by limited partners for entire period

        -where income is reinvested and compounded                                    $    20               $    21
                                                                             =================     =================

        -where partner receives income in periodic distributions                      $    20               $    21
                                                                             =================     =================



     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (unaudited)
                                 (in thousands)

                                                                                     March 31,
                                                                        -------------------------------------

                                                                             2003                 2002
                                                                        ----------------     ----------------
Cash flows from operating activities
   Net income                                                                $    2,130           $    1,802
   Adjustments to reconcile net income to net cash provided
    by operating activities
     Provision for loan and real estate losses                                      112                  226
     Change in operating assets and liabilities
         Accrued interest and late fees                                              99                  242
         Advances on loans                                                         (31)                   19
         Other receivables                                                        (161)                    -
         Loan origination fees                                                        6                    3
         Accounts payable                                                           162                   28
         Payable to affiliate                                                       (4)                    -
         Deferred interest                                                        (112)                    -
                                                                        ----------------     ----------------
Net cash provided by operating activities                                         2,201                2,320
                                                                        ----------------     ----------------

Cash flows from investing activities
     Loans originated                                                          (32,030)             (13,834)
     Principal collected on loans                                                20,600               11,041
     Payments for development of real estate                                      (128)                    -
Net cash used in investing activities                                          (11,558)              (2,793)
                                                                        ----------------     ----------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                                     -              (1,400)
   Repayments on note payable                                                       (7)                    -
   Contributions by partner applicants                                           13,145                5,066
   Partners' withdrawals                                                        (1,079)                (936)
   Syndication costs paid                                                         (149)                (100)
   Formation loan lending                                                         (938)                (365)
   Formation loan collections                                                       153                  114
                                                                        ----------------     ----------------
Net cash provided by financing activities                                        11,125                2,379
                                                                        ----------------     ----------------

Net increase in cash and cash equivalents                                         1,768                1,906

Cash and cash equivalents - beginning of year                                     7,188                1,917
                                                                        ----------------     ----------------

Cash and cash equivalents - end of period                                    $    8,956           $    3,823
                                                                        ================     ================

Supplemental disclosures of cash flow information
   Cash paid for interest                                                    $        1           $      135
                                                                        ================     ================



     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Sales commissions - Formation Loans

     The following summarizes Formation Loan transactions to March 31, 2003 (in thousands):

                                          Initial           Second            Third            Fourth
                                        Offering of       Offering of      Offering of       Offering of
                                          $15,000           $30,000          $30,000           $50,000           Total
                                        -------------    --------------    -------------    --------------    ------------

Limited partner contributions               $ 14,932          $ 29,993         $ 29,999          $ 29,442        $104,366
                                        =============    ==============    =============    ==============    ============

Formation Loan made                         $  1,075          $  2,272         $  2,218          $  2,236        $  7,801
Repayments to date                             (620)             (708)            (257)              (33)         (1,618)
Early withdrawal penalties applied              (52)              (66)             (31)                 -           (149)
                                        -------------    --------------    -------------    --------------    ------------

Balance March 31, 2003                      $    430          $  1,498         $  1,930          $  2,203        $  6,034
                                        =============    ==============    =============    ==============    ============

Percent loaned                                  7.2%              7.6%             7.4%              7.6%            7.5%
                                        =============    ==============    =============    ==============    ============


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

     Through March 31, 2003, syndication costs of $2,220,341 had been incurred by the Partnership with the following distribution (in thousands):

       Costs incurred                                                 $ 2,220
       Early withdrawal penalties applied                                (74)
       Allocated and amortized to date                                (1,446)
                                                                  ------------
       March 31, 2003 balance                                          $  700
                                                                  ============


     Syndication costs attributable to the fourth offering ($50,000,000) will be limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners. As of March 31, 2003, the fourth offering had incurred syndication costs of $436,220 (1.5% of contributions).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


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

Reclassifications

     Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year classification.

Loans, secured by deeds of trust

     At March 31, 2003 and December 31, 2002, loans categorized as impaired by the Partnership were $0 and $0, respectively. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The average impaired recorded investment in impaired loans was $355,000 for 2002.

     At March 31, 2003, the Partnership had fifteen loans, past due 90 days or more totaling $17,589,725. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.

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

Allowance for loan losses

     The composition of the allowance for loan losses as of March 31, 2003 and December 31, 2002 was as follows (in thousands):

                                                March 31,          December 31,
                                                  2003                 2002
                                            ----------------     ---------------
        Impaired loans                             $      -            $      -
        Specified loans                                 120                 120
        General                                       3,013               2,901
        Unsecured loans                                   -                   -
                                            ----------------     ---------------
                                                   $  3,133            $  3,021
                                            ================     ===============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

     Activity in the allowance for loan losses is as follows for the three months through March 31, 2003 and for the year ended December 31, 2002 (in thousands):

                                              March 31,          December 31,
                                                 2003                 2002
                                            ----------------     ---------------
    Beginning balance                             $   3,021           $   2,247
    Restructured loans                                    -                  11
    Additions charged to income                         112                 780
    Write-offs                                            -                (17)
                                            ----------------     ---------------
                                                  $   3,133           $   3,021
                                            ================     ===============

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

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. During the three months through March 31, 2003 and 2002, loan brokerage commissions paid by the borrowers were $573,000 and $253,000, respectively.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $206,000 and $243,000, were incurred for the quarters ended March 31, 2003 and 2002, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $290,000 and $294,000 at March 31, 2003 and December 31, 2002, respectively.

Asset management fees

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees of $98,000 and $76,000 were incurred for the quarters ended March 31, 2003 and 2002, respectively.

Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

     The general partners are reimbursed by the Partnership for all operating expenses incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the three months through March 31, 2003 and 2002, operating expenses totaling $70,000 and $65,000, respectively, were reimbursed to the general partners.


NOTE 4 - REAL ESTATE HELD FOR SALE

     During 2002, the Partnership contributed its interests in two foreclosed real properties into two limited liability companies ("LLCs"). The Partnership's investments in the LLCs are reflected at the lower of cost or fair value, including estimated costs of property disposition.

     The following schedule reflects the cost of the LLCs' properties and recorded reductions to estimated fair values (in thousands):

                                              March 31,          December 31,
                                                2003                 2002
                                           ----------------     ----------------
    Costs of properties                           $  9,975             $  9,786
    Reduction in value                               (500)                (500)
                                           ----------------     ----------------

    Real estate held for sale                     $  9,475             $  9,286
                                           ================     ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


NOTE 5 - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring July 10, 2004, of up to $20,000,000 at prime secured by its loan portfolio. The outstanding balances were $0 at March 31, 2003 and December 31, 2002. The interest rate was 4.25% (prime) at March 31, 2003. The line of credit calls for certain financial covenants. The Partnership was in compliance with these covenants for the three month period ended March 31, 2003 and for the year ended December 31, 2002.

     Should the general partners choose not to renew the line of credit, the balance then outstanding would be converted to a three-year term loan.


NOTE 6 - NOTE PAYABLE

     The Partnership assumed a bank loan of $1,789,000 in connection with the foreclosure on a property (see Note 4). As of March 31, 2003, $1,775,000 was outstanding on this note. The loan is secured by the property and bears interest at 5.52% at March 31, 2003.

Future maturities on the note payable are as follows (in thousands):

                     2003                          $    15
                     2004                               23
                     2005                               24
                     2006                               26
                     2007                               27
                  Thereafter                         1,660
                                           ----------------
                                                   $ 1,775
                                           ================


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $95,080,000 and $83,650,000 at March 31, 2003 and December 31, 2002, respectively. The fair value of these loans of $96,057,000 and $84,976,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At March 31, 2003 and December 31, 2002 there were 70 and 70 secured loans outstanding, respectively, with the following characteristics:

                                                                          March 31           December 31,
                                                                            2003                 2002
                                                                       ----------------     ----------------
  Number of secured loans outstanding                                               70                   70
  Total secured loans outstanding                                             $ 95,080             $ 83,650

  Average secured loan outstanding                                            $  1,358             $  1,195
  Average secured loan as percent of total                                       1.43%                1.43%
  Average secured loan as percent of partners' capital                           1.30%                1.25%

  Largest secured loan outstanding                                            $ 10,440             $  4,943
  Largest secured loan as percent of total                                      10.98%                5.91%
  Largest secured loan as percent of partners' capital                          10.00%                5.16%

  Number of counties where security is located (all California)                     16                   15
  Largest percentage of secured loans in one county                             24.94%               27.22%
  Average secured loan to appraised value of security
      at time loan was consummated                                              60.00%               60.61%

  Number of secured loans in foreclosure status                                      6                    6
  Amount of secured loans in foreclosure                                      $  4,029             $  4,029

     The following loan categories were held at March 31, 2003, and December 31, 2002:

                                                                          March 31,          December 31,
                                                                            2003                 2002
                                                                       ----------------     ----------------
  First Trust Deeds                                                          $  52,809            $  46,117
  Second Trust Deeds                                                            39,060               30,930
  Third Trust Deeds                                                              3,211                6,603
                                                                       ----------------     ----------------
    Total loans                                                                 95,080               83,650
  Prior liens due other lenders                                                 79,423               79,846
                                                                       ----------------     ----------------
    Total debt                                                               $ 174,503            $ 163,496
                                                                       ----------------     ----------------

  Appraised property value at time of loan                                   $ 290,841            $ 269,773
                                                                       ----------------     ----------------

  Total investment as a percent of appraisals                                   60.00%               60.61%
                                                                       ----------------     ----------------

  Investments by type of property
  Owner occupied homes                                                       $  11,540            $  12,854
  Non-owner occupied homes                                                      21,482               23,720
  Apartments                                                                    15,990                6,572
  Commercial                                                                    46,068               40,504
                                                                       ----------------     ----------------
                                                                             $  95,080            $  83,650
                                                                       ================     ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     The interest rates on the loans range from 7.50% to 18.00% at March 31, 2003.

Scheduled maturity dates of loans as of March 31, 2003 are as follows:

                  Year Ending
                  December 31,              Amount
                -----------------       ---------------
                      2003                   $  27,639
                      2004                      23,444
                      2005                      28,900
                      2006                       3,066
                      2007                       8,188
                   Thereafter                    3,843
                                        ---------------
                                             $  95,080
                                        ===============

     The remaining scheduled maturities for 2003 include fifteen loans totaling $14,555,482, which are past maturity at March 31, 2003. Interest payments on twelve of these loans were 90 days or more delinquent.

     Cash deposits at March 31, 2003 of $9,565,585 were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $9,465,585. This bank is the same financial institution that has provided the Partnership with the $20,000,000 limit line of credit (LOC). As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed on new loans or used to pay-down the line of credit balance.


NOTE 9 - COMMITMENTS & CONTINGENCIES

Construction Loans

     The Partnership has construction loans, which are at various stages of completion of the construction process at March 31, 2003. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At March 31, 2003, there were $3,522,991 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirement of principal on current loans, cash and capital contributions from investors.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans as of March 31, 2003. There are approximately 6 loans totaling $5,427,590 in workout agreements as of March 31, 2003.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2003, there were two real estate properties owned by the Partnership.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses and real estate to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate. Actual results could vary from the aforementioned provisions for losses.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2003 includes forward looking statements and predictions about the possible future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general partners of the Partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp. which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the three months ended March 31, 2003 and 2002, loan brokerage commissions paid by the borrowers were $573,000 and $253,000, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $206,000 and $243,000 were incurred for the three months ended March 31, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $98,000 and $76,000 were incurred by the Partnership for three months ended March 31, 2003 and 2002, respectively.

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

     o Operating Expenses The general partners are is reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2003 and December 31, 2002, a general partner, Gymno Corporation, had contributed $105,000 and $92,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

     The following summarizes aggregate formation loan transactions through March 31, 2003 (in thousands):

 Limited partner contributions                                        $ 104,366
                                                                  ==============

 Formation loans made to Redwood Mortgage Corp.                           7,801
 Principal payments to date                                             (1,618)
 Reduction of formation loan due to early withdrawal penalties            (149)
                                                                  --------------
 Balance at March 31, 2003                                            $   6,034
                                                                  ==============

     The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installment of one-tenth of the principal balance of the formation loan at December 31 of each year until the offering period is closed. Thereafter, the remaining formation loan is paid in ten equal amortizing payments.

     On October 30, 2002 the Partnership's fourth offering of $50,000,000 in Units became effective, and as of March 31, 2003, the fourth offering of $50,000,000 had not been fully subscribed. Contributed capital equaled
$14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, and $29,442,000 for the fourth offering as of March 31, 2003, totaling an aggregate of $104,365,000 as of March 31, 2003. Of this amount, $7,368,000 remained in applicant status.

Results of Operations - For the three months ended March 31, 2003 and 2002

     The net income increase of $328,000 (18%) for the three months ended March 31, 2003 versus the three months period ended March 31, 2002 was due primarily to an increase in interest earned on loans of $176,000 and reduced interest costs of $134,000 on the Partnership's debt. In addition, significant expense increases or (decreases) for the three months ended March 31, 2003 versus March 31, 2002 included a reduction in mortgage servicing fees of ($37,000), change in the provision for losses on loans and real estate acquired through foreclosure of ($114,000), increased asset management fees of $22,000, and an increase in brokerage fees of $81,000.

     The increase in interest on loans of $176,000 (7%) for the three months ended March 31, 2003 versus March 31, 2002 was due primarily to the increased size of the Partnership secured loan portfolio at March 31, 2003 as compared to March 31, 2002 of $95,080,000 and $85,644,000, and due to collection of "additional interest" of $81,000 derived from one of the Partnership's loans.

     The decrease in interest expense of $134,000 for the three months ended March 31, 2003 versus March 31, 2002 is due to almost no usage of the line of credit during the first quarter of 2003. This low credit line usage was due primarily to loan payoffs and high number of Partnership Unit sales in the fourth offering, offset by good loan production volume but insufficient to absorb the total cash inflows. In addition, interest on the note payable relating to real estate held for sale is being capitalized.

     The decrease in mortgage servicing fees of $37,000 (15%) for the three months ended March 31, 2003 versus March 31, 2002 is primarily due to additional mortgage servicing fee earned on impaired loans during the first quarter of 2002, offset slightly by the larger loan portfolio, which existed during the first quarter of 2003.

     The decrease of $114,000 (50%) in provision for losses on loans and real estate acquired through foreclosure for the three months ended March 31, 2003 versus the respective three months ended March 31, 2002 indicates the general partners' expectation on loan losses. Despite the fact that the Partnership's loan portfolio has increased, and the Partnership acquired two properties through borrower defaults in the third quarter of 2002, the general partners considered that the amount of provision was reasonable. At March 31, 2003, total allowance for losses on loans and real estate acquired through foreclosure equaled $3,633,000, which the general partners consider to be adequate. See additional discussions below.

     The increase in the asset management fees of $22,000 (29%) for the three months ended March 31, 2003 versus the respective period ended March 31, 2002 is due to an increase in the partners' capital under management at March 31, 2003 and 2002 of $111,013,000 and $90,110,000, respectively.

     The increase in professional fees of $8,000 (22%) for the three months ended March 31, 2003 versus March 31, 2002 is due to the increased expense due to the larger Partnership size and timing differences in 2003 than in 2002 in relation to its audit and tax return processing.

     The increase in brokerage fees of $81,000 for the three months ended March 31, 2003 versus March 31, 2002 is due to the Partnership incurring an obligation to pay one-half of the "additional interest" collected on one of its loans to a non-affiliated real estate broker. No "additional interest" was collected during the first quarter of 2002, therefore there was no expense during the first quarter of 2002.

     Partnership capital continued to increase as the Partnership received new limited partner capital contributions of $13,126,000 and retained the earnings of limited partners that have chosen to do so of $1,377,000 for the three months ended March 31, 2003, as compared to $5,066,000 and $1,131,000 for the three months ended March 31, 2002. The increased Partnership capital helped increase loans outstanding to $95,080,000 at March 31, 2003, as compared to $85,644,000 at March 31, 2002. The limited partner contributions of $13,126,000 versus $5,066,000, is due to the completion of the third offering in April 2002, and the beginning of the fourth offering, effective October 30, 2002, of $50,000,000, which brought about exceptional sales of Units.

     The Partnership did not utilize its bank line of credit during the first quarter of 2003 compared to 2002. Cash generated from interest earnings, late charges, amortization of principal, loan payoffs and capital contributions by limited partners was utilized to fund new loans and meet distributions and capital liquidations to limited partners.

     At March 31, 2003, outstanding foreclosures remained at six ($4,029,000) from the six ($5,192,000) that existed at March 31, 2002. During the three months ended March 31, 2003, the outstanding principal subject to foreclosure decreased $1,163,000 from $5,192,000 at March 31, 2002. This was a decrease in foreclosure amount of 22%. Of the foreclosures at March 31, 2003, four have entered into workout agreements, which require regular monthly payments. These foreclosures are a reflection of the difficult economic times that existed at March 31, 2003 and March 31, 2002, yet are not unusual in the general partners' experience.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $573,273 for the three months ended March 31, 2003 as compared to $253,099 for the three months ended March 31, 2002. The increase is due to more loans written in the three months ended March 31, 2003 than the three months during the corresponding period of 2002.

     Between 2001, and March 31, 2003, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate twelve times to 1.25%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% to 1.50% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately ..50% to .75% over the year 2003. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 7.5% and 8.25% in 2003.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of March 31, 2003, six notices of default are currently filed beginning the process of foreclosing six of our loans. The principal amounts of the six foreclosed loans total $4,028,888 or 4.24% of the loan portfolio. Four of these borrowers have entered into workout agreements, with the borrowers making regular monthly payments.

     The Partnership has also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 6 loans totaling $5,427,590 as of March 31, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at March 31, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. The Partnership did not acquire any properties through foreclosure during the first quarter of 2003. During 2002, the Partnership completed foreclosure of two loans resulting in the acquisition of two real estate properties. The Partnership's principal balances were $6,565,000 after excluding an affiliated Partnership's interest in one of the properties. In 2003, the Partnership may acquire additional real estate through the foreclosure process. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate acquired through foreclosure of $3,633,000 at March 31, 2003. These provisions for losses were made to guard against collection losses. The total provision for losses as of March 31, 2003, is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.


PORTFOLIO REVIEW - For the three months ended March 31, 2003 and 2002.

Loan Portfolio.

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2003 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $69,061,000 (72.63%) and $68,436,000 (79.91%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. No Partnership loan equals or exceeds 10% of the Partnership's assets.

     As of March 31, 2003, approximately 34.73% ($33,023,000), was invested in loans secured by single family homes (1-4 units), approximately 16.82%
($15,990,000), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 39.60% ($37,654,000), was invested in loans secured by commercial properties, and approximately 8.85% ($8,414,000) was invested in loans secured by land. As of March 31, 2002, approximately, 51.95% ($44,494,000), was invested in loans secured by single family homes (1-4 units), approximately 8.74% ($7,482,000) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 31.94% ($27,355,000) was invested in loans secured by commercial properties, and approximately 7.37% ($6,313,000) was invested in loans secured by land.

     As of March 31, 2003, the Partnership held 70 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2003.


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                       As of March 31, 2003 (in thousands)

                                     # of Loans         Amount         Percent
                                    ------------     ------------    -----------
  1st Mortgages                              32         $ 52,809         56.00%
  2nd Mortgages                              32           39,060         41.00%
  3rd Mortgages                               6            3,211          3.00%
                                    ============     ============    ===========
    Total                                    70         $ 95,080        100.00%

  Maturing 12/31/03 and prior                23         $ 27,639         29.06%
  Maturing prior to 12/31/04                 13           23,444         24.66%
  Maturing prior to 12/31/05                 11           28,900         30.40%
  Maturing after 12/31/05                    23           15,097         15.88%
                                    ============     ============    ===========
    Total                                    70         $ 95,080        100.00%

  Average Loan                                          $  1,358          1.43%
  Largest Loan                                            10,440         10.98%
  Smallest Loan                                               27          0.03%
  Average Loan-to-Value                                                  60.00%

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

     During the three months period ended March 31, 2003 and 2002, the Partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                          Three months ended March 31,
                                       ------------------------------------

                                            2003                 2002
                                       ---------------      ---------------
         Compounding                       $1,347,000           $1,131,000
         Distributing                       $ 718,000            $ 609,000


     As of March 31, 2003 and March 31, 2002, limited partners electing to receive cash distributions of earnings represented 34% and 35%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the Partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of March 31, 2003, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three months ended March 31, 2003 and 2002 were:

                                       Three months ended March 31,
                                     ----------------------------------

       Cash distributions                $ 718,000           $ 609,000
       Capital liquidation*              $ 351,000           $ 321,000
                                     --------------     ---------------

       Total                           $ 1,069,000           $ 930,000
                                     ==============     ===============

* These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the three months ended March 31, 2003 and 2002, capital liquidated subject to the 10% penalty for early withdrawal was:

                                         Three months ended March 31,
                                      -----------------------------------

                                          2003                 2002
                                      --------------      ---------------
                                          $ 113,000            $ 117,000

     This represents 0.11% and 0.15% of the limited partners' ending capital as of March 31, 2003 and 2002, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of March 31, 2003, approximately 72.63% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated February 21, 2003, Bay Area home sales slowed in January but prices rose. The article stated, "The torrid pace of home sales in the Bay Area cooled slightly in January, but the median price year-over-year rose nearly 9 %, a real estate information firm said Thursday. The median price of a house in the nine-county Bay Area was $404,000 in January, up 8.9% from the year-ago median of $371,000, but down 2.9% from the December median of $416,000. Last summer, the Bay Area median reached an all-time high of $417,000. The median is the midpoint; half of the sales prices in the month were below and half were above $404,000. A total of 6,944 houses and condos sold last month in the nine counties, down 0.7% from the 6,990 sold in January 2002. Sales dropped 19% in Napa, 2.1% in San Francisco and 7.6% in Santa Clara.

     Researchers at DataQuick in La Jolla (San Diego County) said the drop reflects stronger-than-expected sales in January 2002, when buyers who had fled the market after September 11 terrorist attacks returned, prompted largely by falling interest rates. The January 2002 sales figure was the highest for that month in a decade. `Everyone put things on hold (after Sept. 11), and several months later, people jumped back in,' said John Karevoll, DataQuick researcher. Although sales fell 19% in Napa County, the median price there jumped 31.1% to $405,000 - though Karevoll pointed out the county routinely has the fewest sales per month. In San Francisco, the median price rose 8.5% to $539,000. Santa Clara, hit hard by the dot-com bust, saw the smallest rise in median home price
- up 4.9% to $447,000. Economists are keeping a close eye on the housing market, one of the few bright sectors in an otherwise stormy economy. To some pundits, the Bay Area market, in particular, has raised red flags because home prices have continued to rise despite widespread layoffs and a beleaguered technology sector."

                                              January Home Sales
----------------------------------------------------------------------------------------------------------------

                               Sold*         Sold*          Pct.            Median         Median         Pct.
                              Jan. 02       Jan. 03        Change          Jan. 02        Jan. 03        Change
                             ----------    ----------    ------------     -----------    -----------    ----------
Alameda                          1,478         1,471           -0.5%        $358,000       $392,000          9.5%
Contra Costa                     1,319         1,392             5.5         309,000        355,000          14.9
Marin                              259           269             3.9         502,000        535,000           6.6
Napa                               163           132           -19.0         309,000        405,000          31.1
San Francisco                      375           367            -2.1         497,000        539,000           8.5
San Mateo                          581           541            -6.9         478,000        507,000           6.1
Santa Clara                      1,635         1,510            -7.6         426,000        447,000           4.9
Solano                             601           658             9.5         238,000        276,000          16.0
Sonoma                             579           604             4.3         297,000        343,000          15.5
Bay Area                         6,990         6,944            -0.7         371,000        404,000           8.9

*Sales include new and existing houses and condos.
Source: DataQuick Information Systems, www.dqnews.com

     In spite of the slowing economy, commercial lending opportunities exist which the Partnership may advantage itself of.

     According to the San Francisco Business Times of the week of January 3, 2003, the real estate market took its first steps on the long road back. The article states, "After back-to-back terrible years, the mere fact that 2003 is not likely to be worse counts as good news. The market seems to be at the bottom of the bottom and it may see a slight improvement in 2003. None of real estate's highly paid crystal ballers, including University of California, Berkeley's Ken Rosen, is predicting major improvement in 2003 because they don't see significant job creation. The uncertainty of war in the Middle East and continuing problems in high tech and travel, meanwhile, conspire to keep the lid on chances for a major recovery in 2003. That doesn't mean that there won't be major lease deals. Orrick Herrington & Sutcliffe will likely sign a 150,000-square-foot lease in San Francisco at either Foundry Square or 400 Sansome Street that will have more value than any lease signed throughout 2002 anywhere in the region.

     Commercial vacancy in San Francisco hovers around 20% while down on the harder hit Peninsula it is closer to 25%. Nobody dares calculate shadow space - those canyons of empty cubicles that corporations aren't using or subleasing. That space has to fill before companies absorb new space, a factor likely to further delay any recovery. New office building, which tends to lag a recovery in the leasing market, is still several years away, barring some plans by government agencies. `It will be another lean year with some pockets of activity in non-cyclical areas such as the nonprofits,' said Dave Klein, senior vice president of BT Commercial. `Education and nonprofits will suck up a lot of space, but demand from the big corporate office users will still be soft. We're at the bottom of the bottom now and after 10 consecutive quarters of negative absorption we could see some slight positive absorption by the end of the first quarter.'

     Major foreclosures have been noticeably absent thus far in the downturn thanks to microscopic interest rates. If landlords continue to have to carry empty buildings, bankruptcy courts could see more activity this year.

     To the Partnership, stabilizing vacancy rates may mean that we are at the vacancy rate bottom. High levels of space exist, and as tenant leases expire they may be able to negotiate lower rental rates. This could lower cash flows for owners, which may mean we could experience higher foreclosures or delinquencies.

     For Partnership loans outstanding, as of March 31, 2003, the Partnership had an average loan to value ratio computed as of the date the loan was made of 60.00%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and a note payable on our line of credit as of March 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2003 (in thousands):

                                        2003        2004        2005        2006        2007     Thereafter     Total
                                     ----------- ----------- ----------- ----------- ----------- ------------ -----------
Interest earning assets:
Money market accounts                  $  8,587                                                                 $  8,587
Average interest rate                     1.05%                                                                    1.05%
Loans secured by deeds of trust        $ 27,639      23,444      28,900       3,066       8,188        3,843    $ 95,080
Average interest rate                    12.27%      10.43%      10.90%      10.64%      10.45%        9.94%      11.10%

Interest bearing liabilities:
Line of credit                         $      0                                                                 $      0
Average interest rate                     4.25%                                                                    4.25%
Note-payable                           $     15          23          24          26          27        1,660    $  1,775
Average interest rate                     5.52%                                                                    5.52%

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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of March 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2003 the general partners have determined that the allowance for loan losses and real estate owned of $3,633,000 (3.48% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2003, 15 loans were delinquent over 90 days amounting to $17,590,000. Of these, $1,325,000 delinquent loans were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus part of Form S-11 and subsequent amendments related to the offering of Partnership interests dated October 30, 2002, page 5, under the section "Compensation of the General Partners and the Affiliates," which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                      Description of Compensation
Entity Receiving Compensation             and Services Rendered                                    Amount
--------------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.     Loan Servicing Fee for servicing loans................................$206,000

   General Partners
      &/or Affiliates         Asset Management Fee for managing assets...............................$98,000

   General Partners           1% interest in profits.................................................$22,000
                              Less allocation of syndication costs....................................$1,000
                                                                                                  -----------
                                                                                                     $21,000
   Redwood Mortgage Corp.     Portion of early withdrawal penalties applied to reduce
                              Formation Loan..........................................................$9,000

   General Partners           Organization and Offering Expenses..........................................$0
      &/or Affiliates

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.        Mortgage Brokerage Commissions for services in connection with the  review, selection, evaluation, negotiation, and extension of the loans paid by the borrowers and not by the Partnership.........$573,000

Redwood Mortgage Corp.        Processing and Escrow Fees for services in connection with notary, document preparation, investigation, and escrow fees fees payable by the borrowers and not by the Partnership................$6,000

Gymno Corporation             Reconveyance Fee..........................................................$650

Redwood Mortgage Corp.        Assumption or Extension Fees................................................$0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $70,000

                                     PART 2
                                OTHER INFORMATION


 Item 1.      Legal Proceedings

                  Refer to notes to financial statements No. 9 discussed earlier


 Item 2.      Changes in the Securities

                  Not Applicable


 Item 3.      Defaults Upon Senior Securities

                  Not Applicable


 Item 4.      Submission of Matters to a Vote of Security Holders

                   Not Applicable


 Item 5.      Other Information

                   None


Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits

                 (99.1) Certification of Michael R. Burwell, General Partner

                 (99.2) Certification of Michael R. Burwell, President,
                        Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

             (b) Form 8-K

                        Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May 2003.


REDWOOD MORTGAGE INVESTORS VIII



By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  --------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 15th day of May 2003.


      Signature                       Title                         Date


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell               General Partner                 May 15, 2003



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell         President of Gymno Corporation,       May 15, 2003
                            (Principal Executive Officer);
                            Director of Gymno Corporation;
                            Secretary/Treasurer of Gymno
                           Corporation (Principal Financial
                              and Accounting Officer)




/S/ Michael R. Burwell
------------------------
Michael R. Burwell        President, Secretary/Treasurer         May 15, 2003
                             of Redwood Mortgage Corp.
                             (Principal Financial and
                           Accounting Officer); Director
                              of Redwood Mortgage Corp.

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 15, 2003

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 15, 2003

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



/s/ Michael R. Burwell
---------------------------------------
Michael R. Burwell, President and Chief
Financial Officer of Gymno Corporation,
General Partner, and Redwood Mortgage
Corp., General Partner
May 15, 2003

                                                                   Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
---------------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
May 15, 2003