Form 10-Q
period 2003-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2003-08-14
CIK 889123

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

  For Quarterly Period Ended                       June 30, 2003
  ------------------------------------------------------------------------------
  Commission file number                             333-83882
  ------------------------------------------------------------------------------

        REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
  ------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         CALIFORNIA                                   94-3158788
  ------------------------------------------------------------------------------
  (State or other jurisdiction of                   I.R.S. Employer
  incorporation or organization)                   Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
  ------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
  ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

  YES                          NO                  NOT APPLICABLE       XX
      ------------                -------------                   ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 and DECEMBER 31, 2002 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                                    June 30,           December 31,
                                                                                      2003                 2002
                                                                                  --------------      --------------
Cash and cash equivalents                                                           $     6,790         $     7,188
                                                                                  --------------      --------------
Loans
   Loans secured by deeds of trust                                                      109,927              83,650
   Loans, unsecured                                                                          34                   0
                                                                                  --------------      --------------
   Allowance for loan losses                                                            (2,606)             (3,021)
                                                                                  --------------      --------------
       Net loans                                                                        107,355              80,629
                                                                                  --------------      --------------
Interest and other receivables
   Accrued interest and late fees                                                         2,823               3,913
   Advances on loans                                                                        184                 279
   Other receivables                                                                        650                 888
                                                                                  --------------      --------------
                                                                                          3,657               5,080
                                                                                  --------------      --------------

Loan origination fees, net                                                                   13                  22
Real estate held for sale, net of allowance of $500                                       9,748               9,286
                                                                                  --------------      --------------

       Total assets                                                                  $  127,563          $   102,205
                                                                                  ==============      ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                                                   $      643          $      449
  Payable to affiliate                                                                      283                 294
  Deferred interest                                                                           -                 112
  Note payable                                                                            1,771               1,782
                                                                                  --------------      --------------

       Total liabilities                                                                  2,697               2,637
                                                                                  --------------      --------------

Minority interest                                                                         1,352               1,213
                                                                                  --------------      --------------
Investors in applicant status                                                             5,540               2,578
                                                                                  --------------      --------------

Partners' capital
  Limited partners' capital, subject to redemption net of unallocated syndication costs of $751 and $592 for 2003 and 2002 , respectively; and
    formation loan receivable of $6,710 and $5,257 for 2003 and
    2002, respectively                                                                  117,865              95,690

  General partners' capital, net of unallocated syndication costs of $8 and $6
    for 2003 and 2002, respectively                                                         109                  87
                                                                                  --------------      --------------

       Total partners' capital                                                          117,974              95,777
                                                                                  --------------      --------------

       Total liabilities and partners' capital                                       $  127,563          $  102,205
                                                                                  ==============      ==============

     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                       ----------------------------------------------------------------------
                                                           2003               2002                2003              2002
                                                       -------------      -------------       -------------     -------------
Revenues
  Interest on loans                                      $    2,942         $    2,505          $    5,706         $   5,093
  Interest-bank                                                  23                  -                  40                 -
  Late fees                                                      93                  7                 100                20
  Other                                                          14                  3                  15                 4
                                                       -------------      -------------       -------------     -------------
                                                              3,072              2,515               5,861             5,117
                                                       -------------      -------------       -------------     -------------
Expenses
  Mortgage servicing fees                                       241                221                 447               464
  Interest expense                                                -                 89                   1               224
  Amortization of loan origination fees                           3                  3                   6                 6
  Provisions for losses on loans and real estate                133                179                 245               405
  Asset management fees                                         111                 80                 209               156
  Clerical costs from Redwood Mortgage Corp.                     72                 66                 142               131
  Professional services                                          22                 15                  67                52
  Broker expense                                                100                  -                 181                 -
  Other                                                          29                 12                  72                27
                                                       -------------      -------------       -------------     -------------
                                                                711                665               1,370             1,465
                                                       -------------      -------------       -------------     -------------

      Net income                                         $    2,361         $    1,850          $    4,491        $    3,652
                                                       =============      =============       =============     =============

  Net income:  general partners (1%)                     $       24         $       19          $       45        $       37
               limited partners (99%)                         2,337              1,831               4,446             3,615
                                                       -------------      -------------       -------------     -------------
                                                         $    2,361         $    1,850          $    4,491        $    3,652
                                                       =============      =============       =============     =============
Net income per $1,000 invested by limited
    partners for entire period
  -where income is reinvested and compounded                 $19.20             $21.05              $39.48            $42.84
                                                       =============      =============       =============     =============
  -where partner receives income in
     periodic distributions                                  $19.08             $20.93              $38.05            $42.10
                                                       =============      =============       =============     =============







     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (unaudited)
                                 (in thousands)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                              2003            2002
                                                                           -----------      -----------
Cash flows from operating activities
  Net income                                                                 $  4,491         $  3,652
  Adjustments to reconcile net income to net cash provided by operating activities
   Provision for loan and real estate losses                                      245              405
   Change in operating assets and liabilities
      Accrued interest and late fees                                            (297)              296
      Advances on loans                                                         (125)            (195)
      Other receivables                                                           238                -
      Loan origination fees                                                         9                6
      Accounts payable                                                            194             (74)
      Payable to affiliate                                                       (11)                -
      Deferred interest                                                         (112)                -
                                                                           -----------      -----------
Net cash provided by operating activities                                       4,632            4,090
                                                                           -----------      -----------

Cash flows from investing activities
   Loans originated                                                          (45,861)         (22,875)
   Principal collected on loans                                                20,497           19,688
   Payments for development of real estate                                      (323)                -
                                                                           -----------      -----------
Net cash used in investing activities                                        (25,687)          (3,187)
                                                                           -----------      -----------
Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                                   -          (2,200)
   Repayments on note payable                                                    (11)                -
   Contributions by partner applicants                                         24,743            5,253
   Partners' withdrawals                                                      (2,338)          (1,822)
   Syndication costs paid                                                       (258)            (135)
   Formation loan lending                                                     (1,772)            (378)
   Formation loan collections                                                     293              291
                                                                           -----------      -----------
Net cash provided by financing activities                                      20,657            1,009

Net increase (decrease) in cash and cash equivalents                            (398)            1,912

Cash and cash equivalents - beginning of year                                   7,188            1,917
                                                                           -----------      -----------

Cash and cash equivalents - end of period                                    $  6,790         $  3,829
                                                                           ===========      ===========
Supplemental disclosures of cash flow information
    Cash paid for interest                                                    $     1          $   224
                                                                           ===========      ===========



     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Sales commissions - Formation Loans

     The following summarizes Formation Loan transactions to June 30, 2003 (in thousands):

                                          Initial           Second            Third            Fourth
                                         Offering of       Offering of      Offering of       Offering of
                                          $15,000            $30,000          $30,000           $50,000           Total
                                        -------------    --------------    -------------    --------------    ------------
Limited partner contributions             $   14,932        $   29,993        $  29,999        $   41,009       $ 115,933
                                        =============    ==============    =============    ==============    ============

Formation Loan made                       $    1,075        $    2,272        $   2,218        $    3,072       $   8,637
Repayments to date                             (643)             (752)            (299)              (66)         (1,760)
Early withdrawal penalties applied              (56)              (73)             (38)                 -           (167)
                                        -------------    --------------    -------------    --------------    ------------

Balance June 30, 2003                     $      376        $    1,447        $   1,881        $    3,006       $   6,710
                                        =============    ==============    =============    ==============    ============

Percent loaned                                  7.2%              7.6%             7.4%              7.5%            7.4%
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

     Through June 30, 2003, syndication costs of $2,330,000 had been incurred by the partnership with the following distribution (in thousands):

         Costs incurred                                             $    2,330
         Early withdrawal penalties applied                               (79)
         Allocated and amortized to date                               (1,492)
                                                                 --------------
         June 30, 2003 balance                                      $      759
                                                                 ==============


     Syndication costs attributable to the fourth offering ($50,000,000) will be limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners. As of June 30, 2003, the fourth offering had incurred syndication costs of $519,000 (1.3% of contributions).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


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

Loans, secured by deeds of trust

     At June 30, 2003 and December 31, 2002, loans categorized as impaired by the partnership were $0. The reduction in the carrying value of the impaired loans is included in the allowance for loan losses. The average impaired recorded investment in impaired loans was $355,000 for 2002.

     At June 30, 2003, the partnership had thirteen loans, past due 90 days or more approximating $14,057,000. The partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the partnership and is still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2003 and December 31, 2002 was as follows (in thousands):

                                                  June 30,          December 31,
                                                   2003                2002
                                               -------------       -------------
         Impaired loans                          $        -          $        -
         Specified loans                                120                 120
         General                                      2,486               2,901
         Unsecured loans                                  -                   -
                                               -------------       -------------
                                                 $    2,606          $    3,021
                                               =============       =============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

     Activity in the allowance for loan losses is as follows for the six months through June 30, 2003 and for the year ended December 31, 2002 (in thousands):

                                                  June 30,          December 31,
                                                   2003                2002
                                               -------------       -------------
       Beginning balance                         $    3,021          $    2,247
       Restructured loans                                 -                  11
       Additions charged to income                      245                 780
       Write-offs                                     (660)                (17)
                                               -------------       -------------
                                                 $    2,606          $    3,021
                                               =============       =============

Income taxes

     No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the consolidated financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Net income per $1,000 invested

     Amounts reflected in the consolidated statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

Profits and losses

     Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.


note 3 - General Partners and Related Parties

     The following are commissions and/or fees, which are paid to the general partners.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.

                        REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


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

     The following schedule reflects the cost of the LLCs' properties and recorded reductions to estimated fair values (in thousands):

                                                 June 30,           December 31,
                                                  2003                 2002
                                              -------------        -------------
      Costs of properties                       $   10,248           $    9,786
      Reduction in value                             (500)                (500)
                                              -------------        -------------

      Real estate held for sale                 $    9,748           $    9,286
                                              =============        =============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


note 5 - Bank Line of Credit

     The partnership has a bank line of credit expiring July 10, 2004, of up to $20,000,000 at prime secured by its loan portfolio. The outstanding balances were $0 at June 30, 2003 and December 31, 2002. The interest rate was 4.00% (prime) at June 30, 2003. The line of credit calls for certain financial covenants. The partnership was in compliance with these covenants for the six month period ended June 30, 2003 and for the year ended December 31, 2002.

     Should the general partners choose not to renew the line of credit, any balance then outstanding would be converted to a three-year term loan.


note 6 - Note Payable

     The partnership assumed a bank loan of $1,789,000 in connection with the foreclosure on a property (see Note 4). As of June 30, 2003, $1,771,000 was outstanding on this note. The loan is secured by the property and bears interest at a variable rate of 5.52% at June 30, 2003.

Future maturities on the note payable are as follows (in thousands):

                     2003                   $     11
                     2004                         23
                     2005                         24
                     2006                         26
                     2007                         27
                  Thereafter                   1,660
                                          -----------
                                            $  1,771
                                          ===========


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $109,927,000 and $83,650,000 at June 30, 2003 and December 31, 2002, respectively. The fair value of these loans of $110,750,000 and $84,976,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At June 30, 2003 and December 31, 2002 there were 69 and 70 secured loans outstanding, respectively, with the following characteristics:

                                                                             June 30,          December 31,
                                                                               2003                2002
                                                                           --------------      --------------
     Number of secured loans outstanding                                              69                  70
     Total secured loans outstanding                                        $    109,927         $    83,650

     Average secured loan outstanding                                       $      1,593         $     1,195
     Average secured loan as percent of total                                      1.45%               1.43%
     Average secured loan as percent of partners' capital                          1.35%               1.25%

     Largest secured loan outstanding                                       $     10,440         $     4,943
     Largest secured loan as percent of total                                      9.50%               5.91%
     Largest secured loan as percent of partners' capital                          8.85%               5.16%

     Number of counties where security is located (all California)                    16                  15
     Largest percentage of secured loans in one county                            19.58%              27.22%
     Average secured loan to appraised value of security
         at time loan was consummated                                             60.08%              60.61%

     Number of secured loans in foreclosure status                                     5                   6
     Amount of secured loans in foreclosure                                 $      3,740         $     4,029

The following loan categories were held at June 30, 2003, and December 31, 2002:

                                                                           June 30,           December 31,
                                                                            2003                 2002
                                                                        --------------      ---------------
    First Trust Deeds                                                    $     65,248         $     46,117
    Second Trust Deeds                                                         42,050               30,930
    Third Trust Deeds                                                           2,629                6,603
                                                                        --------------      ---------------
      Total loans                                                             109,927               83,650
    Prior liens due other lenders                                              93,660               79,846
                                                                        --------------      ---------------
      Total debt                                                         $    203,587         $    163,496
                                                                        --------------      ---------------

    Appraised property value at time of loan                             $    338,881         $    269,773
                                                                        --------------      ---------------

    Total investment as a percent of appraisals                                60.08%               60.61%
                                                                        --------------      ---------------

    Investments by type of property
    Owner occupied homes                                                 $     15,522         $     12,854
    Non-owner occupied homes                                                   20,466               23,720
    Apartments                                                                 22,919                6,572
    Commercial                                                                 51,020               40,504
                                                                        --------------      ---------------
                                                                         $    109,927         $     83,650
                                                                        ==============      ===============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The interest rates on the loans range from 7.50% to 18.00% at June 30, 2003.

Scheduled maturity dates of loans as of June 30, 2003 are as follows:

                      Year Ending
                      December 31,                 Amount
                -----------------------          --------------
                          2003                     $    19,742
                          2004                          29,029
                          2005                          31,990
                          2006                          17,093
                          2007                           8,253
                       Thereafter                        3,820
                                                 --------------
                                                   $   109,927
                                                 ==============

     The remaining scheduled maturities for 2003 include twelve loans totaling $11,832,000, which are past maturity at June 30, 2003. Interest payments on ten of these loans were 90 days or more delinquent.

     Cash deposits at June 30, 2003 of $5,776,000, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $5,676,000. This bank is the same financial institution that has provided the partnership with the $20,000,000 limit line of credit (LOC). As and when deposits in the partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed on new loans or used to pay-down the line of credit balance.


NOTE 9 - COMMITMENTS & CONTINGENCIES

Construction Loans

     The partnership has construction loans, which are at various stages of completion of the construction process at June 30, 2003. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At June 30, 2003, there were $6,331,000 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirement of principal on current loans, cash and capital contributions from investors.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of June 30, 2003. There are approximately 7 loans totaling $5,630,000 in workout agreements as of June 30, 2003.

Legal proceedings

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


NOTE 10 - NON-CASH TRANSACTIONS

     During the six months ended June 30, 2003, the partnership sold two loans that resulted in an increase to secured loans receivable of $446,000 and a decrease to accrued interest and late fees, advances and allowance for loan losses of $944,000, $183,000 and $661,000, respectively.

     During the six months ended June 30, 2003, the partnership restructured several loans that resulted in an increase to secured loans receivable of $1,659,000 and a decrease to accrued interest and late fees and advances of $1,529,000 and $129,000, respectively.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2003, there were two real estate properties owned by the partnership.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The analysis of 2003 includes forward looking statements and predictions about the possible future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general partners of the partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through Redwood Mortgage Corp. which arranges, services and maintains the loan portfolio for the benefit of the partnership. The following is a list of various partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $1,252,000 and $516,000 for the six months ended June 30, 2003 and 2002, and $679,000 and $263,000 for the three months ended June 30, 2003 and 2002, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $447,000 and $464,000 were incurred for the six months ended June 30, 2003 and 2002, and $241,000 and $221,000 were incurred for the three months ended June 30, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $209,000 and $156,000 were incurred by the Partnership for the six months ended June 30, 2003 and 2002, and $111,000 and $80,000 were incurred for the three months ended June 30, 2003 and 2002, respectively.

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

     o Operating Expenses The general partners are reimbursed by the partnership for all operating expenses actually incurred by them on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2003 and March 31, 2003, a general partner, Gymno Corporation, had contributed $116,000 and $105,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

     o Sales Commission - "Formation Loan" to Redwood Mortgage Corp. Sales commissions relating to the capital contributions by limited partners are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to Redwood Mortgage Corp., a general partner, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited orders. The loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing and is applied to reduce limited partners' capital in the consolidated balance sheets. The sales commissions range between 0 (for units sold by the general partners) and 9%. It is estimated that the total amount of the formation loan will approximate 7.6% based on the assumption that 65% of the investors will reinvest earnings, which qualify for the higher commission percentage.

     The following summarizes aggregate formation loan transactions through June 30, 2003 (in thousands):

Limited partner contributions                                        $  115,933
                                                                   =============

Formation loans made to Redwood Mortgage Corp.                            8,637
Principal payments to date                                              (1,760)
Reduction of formation loan due to early withdrawal
  penalties                                                               (167)
                                                                   -------------
Balance at June 30, 2003                                             $    6,710
                                                                   =============

     The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of the formation loan at December 31 of each year until the offering period is closed. Thereafter, the remaining formation loan is paid in ten equal amortizing payments.

     On October 30, 2002, the partnership's fourth offering of $50,000,000 in units became effective, and as of June 30, 2003, the fourth offering of $50,000,000 had not been fully subscribed. Contributed capital equaled
$14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, and $41,009,000 for the fourth offering as of June 30, 2003, totaling an aggregate of $115,933,000 as of June 30, 2003. Of this amount, $5,540,000 remained in applicant status.

     Results of Operations - For the six and three months ended June 30, 2003 and 2002

     The net income increase of $839,000 for the six months, and $511,000 for the three months ended June 30, 2003 versus June 30, 2002 was due primarily to an increase in interest earned on loans of $613,000 for the six months, and $437,000 for the three months, and reduced interest costs of $223,000 for the six months, and $89,000 for the three months, on the partnership's debt. In addition, significant expense increases or decreases for the six and three months ended June 30, 2003 versus June 30, 2002 included a decrease in mortgage servicing fees of $17,000 for the six months, and an increase of $20,000 for the three months, a decrease in the provision for losses on loans and real estate acquired through foreclosure of $160,000 for the six months, and $46,000 for the three months, increase in asset management fees of $53,000 for the six months, and $31,000 for the three months, and an increase in brokerage fees of $181,000 for the six months, and $100,000 for the three months.

     The increase in interest on loans of $613,000 (12%) for the six months, and $437,000 (17%) for the three months ended June 30, 2003 versus June 30, 2002, was due primarily to the increased size of the partnership secured loan portfolio at June 30, 2003 as compared to June 30, 2002 of $109,927,000 and $86,038,000, and due to collection of "additional interest" of $362,000 derived from one of the partnership's loans.

     The decrease in interest expense of $223,000 for the six months, and $89,000 for the three months ended June 30, 2003 versus June 30, 2002 is due to almost no usage of the line of credit during the first half of 2003. This low credit line usage was due primarily to loan payoffs and high number of partnership unit sales in the fourth offering, offset by good loan production volume but insufficient to absorb the total cash inflows. In addition, interest on the note payable relating to real estate held for sale is being capitalized.

The decrease in mortgage servicing fees of $17,000 (4%) for the six months, and an increase of $20,000 (9%) for the three months ended June 30, 2003 versus June 30, 2002 is primarily due to additional mortgage servicing fee earned on impaired loans during the first quarter of 2002, offset slightly by the larger loan portfolio, which existed during the second quarter of 2003.

     The decrease of $160,000 and $46,000 in provision for losses on loans and real estate acquired through foreclosure for the six and three months ended June 30, 2003 versus the respective six and three months ended June 30, 2002 indicates the general partners' expectation on loan losses. Despite the fact that the partnership's loan portfolio has increased, and the partnership acquired two properties through borrower defaults in the third quarter of 2002, the general partners considered that the amount of provision was reasonable. At June 30, 2003, total allowance for losses on loans and real estate acquired through foreclosure equaled $3,106,000, which the general partners consider to be adequate. See additional discussions below.

     The increase in the asset management fees of $53,000 and $31,000 for the six and three months ended June 30, 2003 versus the respective periods ended June 30, 2002 is due to an increase in the partners' capital under management at June 30, 2003 and 2002 to $125,443,000 and $85,892,000, respectively.

     The increase in professional fees of $15,000 and $7,000 for the six and three months ended June 30, 2003 versus June 30, 2002 is due to the increased expense due to the larger partnership size.

     The increase in brokerage fees of $181,000 and $100,000 for the six and three months ended June 30, 2003 versus June 30, 2002 is due to the partnership incurring an obligation to pay one-half of the "additional interest" collected on one of its loans to a non-affiliated real estate broker. No "additional interest" was collected during the first two quarters of 2002, therefore there was no expense during the first half of 2002.

     Partnership capital continued to increase as the partnership received new limited partner capital contributions of $24,694,000 and retained the earnings of limited partners that have chosen to reinvest earnings of $2,848,000 for the six months ended June 30, 2003, as compared to $5,247,000 and $2,292,000 for the six months ended June 30, 2002. The increased partnership capital helped increase loans outstanding to $109,927,000 at June 30, 2003, as compared to $86,038,000 at June 30, 2002. The limited partner contributions of $24,694,000 versus $5,247,000, is due to the completion of the third offering in April 2002, and the beginning of the fourth offering, effective October 30, 2002, of $50,000,000, which brought about large sales of units.

     The partnership did not utilize its bank line of credit during the first half of 2003 compared to 2002. Cash generated from interest earnings, late charges, amortization of principal, loan payoffs and capital contributions by limited partners was utilized to fund new loans and meet distributions and capital liquidations to limited partners.

     At June 30, 2003, outstanding foreclosures were five ($3,740,000) compared to the six ($5,695,000) that existed at June 30, 2002. Since June 30, 2003, the outstanding principal subject to foreclosure decreased $1,955,000 from
$5,695,000. This was a decrease in foreclosure amount of 34%. Of the foreclosures at June 30, 2003, all five have entered into workout agreements, which require regular monthly payments. These foreclosures are a reflection of the difficult economic times that existed at June 30, 2003 and June 30, 2002, yet are not unusual in the general partners' experience.

     The general partners received mortgage brokerage commissions from the loan borrowers of $1,252,000 and $679,000 for the six and three months ended June 30, 2003 as compared to $516,000 and $263,000 for the six and three months ended June 30, 2002. The increase is due to more loans written in the six and three months ended June 30, 2003 than the six and three months during the corresponding periods of 2002.

     Between 2001, and June 30, 2003, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate thirteen times to 1.00%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% to 1.50% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately ..50% to .75% over the year 2003. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 7.5% and 8.00% in 2003. Additionally, the general partners expect, but do not guarantee, the annualized yield to be higher during the first half of 2003 as compared to the second half of 2003 due to the lower interest rate environment that currently exists.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of June 30, 2003, five notices of default are currently filed beginning the process of foreclosing five of our loans. The principal amounts of the five foreclosed loans total $3,740,000 or 3.40% of the loan portfolio. All five of these borrowers have entered into workout agreements, with the borrowers making regular monthly payments.

     The partnership has also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The partnership had workout agreements on approximately 7 loans totaling $5,630,000 as of June 30, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at June 30, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. The partnership did not acquire any properties through foreclosure during the first half of 2003. During 2002, the partnership completed foreclosure of two loans resulting in the acquisition of two real estate properties. The partnership's principal balances were $6,565,000 after excluding an affiliated partnership's interest in one of the properties. In 2003, the partnership may acquire additional real estate through the foreclosure process. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate acquired through foreclosure of $3,106,000 at June 30, 2003. These provisions for losses were made to guard against collection losses. The total provision for losses as of June 30, 2003, is considered by the general partners to be adequate. During the quarter under review, the partnership sold two of its delinquent loans totaling $3,240,000 at a discount sustaining an overall loss of $661,000. This loss had been previously provided for in the allowance for loan losses. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.


PORTFOLIO REVIEW - For the six months ended June 30, 2003 and 2002.

Loan Portfolio.

     The partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2003 and 2002 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $79,757,000 (72.55%) and $68,962,000 (80.15%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. No partnership loan equals or exceeds 10% of the partnership's assets.

     As of June 30, 2003, approximately 32.74% ($35,988,000), was invested in loans secured by single family homes (1-4 units), approximately 20.85%
($22,919,000), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 41.28% ($45,375,000), was invested in loans secured by commercial properties, and approximately 5.13% ($5,645,000) was invested in loans secured by land. As of June 30, 2002, approximately, 46.79% ($40,255,000), was invested in loans secured by single family homes (1-4 units), approximately 9.82% ($8,446,000) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 36.11% ($31,072,000) was invested in loans secured by commercial properties, and approximately 7.28% ($6,265,000) was invested in loans secured by land.

     As of June 30, 2003, the partnership held 69 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2003.


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                       As of June 30, 2003 (in thousands)

                                   # of Loans          Amount          Percent
                                  ------------     ------------     ------------
 1st Mortgages                            34        $   65,248           59.36%
 2nd Mortgages                            30            42,050           38.25%
 3rd Mortgages                             5             2,629            2.39%
                                  ===========      ============     ============
      Total                               69        $  109,927          100.00%

 Maturing 12/31/03 and prior              16        $   19,742           17.96%
 Maturing prior to 12/31/04               13            29,029           26.41%
 Maturing prior to 12/31/05               12            31,990           29.10%
 Maturing after 12/31/05                  28            29,166           26.53%
                                  ===========      ============     ============
      Total                               69        $  109,927          100.00%

 Average Loan                                       $    1,593            1.45%
 Largest Loan                                           10,440            9.50%
 Smallest Loan                                              46            0.04%
 Average Loan-to-Value                                                   60.08%

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

     During the six and three month periods ended June 30, 2003 and 2002, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                      Six months ended June 30,      Three months ended June 30,
                    ----------------------------    ----------------------------
                         2003          2002              2003            2002
                    -------------  -------------    -------------  -------------
Compounding           $2,847,000     $2,292,000       $1,500,000     $1,162,000
Distributing          $1,510,000     $1,234,000       $  792,000     $  625,000

     As of June 30, 2003 and June 30, 2002, limited partners electing to receive cash distributions of earnings represented 36% and 35%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of June 30, 2003, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the six and three months ended June 30, 2003 and 2002 were:

                        Six months ended June 30,    Three months ended June 30,
                      ----------------------------  ----------------------------
                           2003           2002           2003           2002
                      -------------  -------------  -------------   ------------
Cash distributions      $1,510,000     $1,234,000     $  792,000      $ 625,000
Capital liquidation*    $  808,000     $  570,000     $  457,000      $ 248,000
                      -------------  -------------  -------------   ------------

Total                   $2,318,000     $1,804,000     $1,249,000      $ 873,000
                      =============  =============  =============   ============

* These amounts represent gross of early withdrawal penalties.

     Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the six and three months ended June 30, 2003 and 2002, capital liquidated subject to the 10% penalty for early withdrawal was:

           Six months ended June 30,          Three months ended June 30,
         ------------------------------      -----------------------------
             2003              2002              2003             2002
         ------------      ------------      ------------     ------------
           $ 311,000          $ 175,000         $ 198,000         $ 57,000

     This represents 0.26%, 0.22%, 0.17% and 0.07% of the limited partners' ending capital as of June 30, 2003 and 2002, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     The partnership makes loans primarily in Northern California. As of June 30, 2003, approximately 72.55% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated May 16, 2003, mortgage rates are at their lowest in 30 years. The article stated, "The average 30-year fixed mortgage dropped to 5.45% for the week ending today down from 5.62% last week, according to Freddie Mac, the government-sponsored entity that buys and repackages mortgages for sale to the equity market. Freddie Mac has kept weekly mortgage rate records since 1971, when Richard Nixon was in the White House. Fifteen-year fixed mortgages hit a 12-year low, dipping to an average 4.84%, down from 4.97% last week. One-year adjustable rate mortgages, known as ARMs, edged up slightly to 3.67% this week from 3.66% last week. This time last year, the average 30-year rate was 6.89%, the 15-year rate was 6.37% and the ARM rate was 4.81%. For the year so far, the average 30-year rate is at 5.83%, under the 5.9% average in 1963, Freddie Mac said."

     According to the San Francisco Chronicle of the week of June 21, 2003, the mortgage defaults dropped across the U.S. The article states, "Fewer California and U.S. homeowners defaulted on their mortgages in the first quarter, as plunging interest rates helped trim monthly house payments, a mortgage banking group reported Friday. At the same time, however, soaring personal bankruptcies and persistent job losses - largely in the Midwest - helped push the U.S. foreclosure rate to a record 1.20%, the Mortgage Bankers Association said. "We saw very modest improvement (in mortgage delinquencies) this quarter, because we didn't see the improvement in the economy we would have expected," said Doug Duncan, chief economist at the Washington D.C., trade group. "If economy continues to muddle along ... we won't see rapid improvement in delinquencies." In California, 2.66% of homeowners were late on their mortgage payments by at least 30 days in the first three months of the year on a non-seasonally adjusted basis, compared with 3.10% a year ago. Nationwide, 4.52% of homeowners were delinquent on home payments, versus 4.65% in the first quarter of 2002. U.S. data are compiled on a seasonally adjusted basis to account for differences in state laws regarding foreclosure. Much of the decrease in defaults can be attributed to historically low interest rates, which have allowed consumers to refinance and slash their monthly house payments."

     On the commercial scene, the San Francisco Business Times for the week of June 27, 2003 stated, "Preliminary second quarter numbers from two brokerage houses concurred that commercial vacancy was basically as flat as the Indian bread over the last quarter, ticking up a mere 0.1% from March. Newmark & Co. Real Estate said that total vacancy was 17.1%, versus 17% last quarter, while Grubb & Ellis saw vacancy at 24.1%, up slightly from 24%. "I think what it's saying is we really have not had significant job growth to take down some of the vacant space, " said Monica Finnegan, managing principal with Newmark, "Evan if we have some slight absorption, we have another level of lay-offs at another organization." Colin Yasukochi, regional manager of research and client services for California at Grubb & Ellis, saw the numbers as potentially more sweet bread than sourdough, noting that they might indicate the market is finally stabilizing. The article further states "The direction of rents themselves is also a source of discrepancy in the reports, though ironically so. The seemingly less optimistic Newmark said direct rent was $21.88 in second quarter, actually up slightly from $21.74 last quarter. "Some of the high rise, premier buildings are still trying to capture higher rents," Finnegan said. "So you're looking at average rents that reflect Class A across the board." Meanwhile, Grubb reported that Class A rents citywide, declined from $28.40 to $28.10, and Yasukochi said they could continue to erode slightly over the next few quarters."

     To the partnership, lower interest rates may mean more borrowers coming forward for equity loans or for refinancing. Declines in defaults will stabilize delinquencies and foreclosures. Stabilizing commercial vacancies and little appreciation in rental rates may mean that we are at the vacancy rate bottom.

     For partnership loans outstanding, as of June 30, 2003, the partnership had an average loan to value ratio computed as of the date the loan was made of 60.08%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio, a note payable, and our line of credit as of June 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2003 (in thousands):

                                          2003        2004        2005        2006        2007     Thereafter     Total
                                      -----------------------------------------------------------------------------------
Interest earning assets:
Money market accounts                  $  4,438                                                                 $   4,438
Average interest rate                     0.90%                                                                     0.90%
Loans secured by deeds of trust        $ 19,742      29,029      31,990      17,093       8,253       3,820     $ 109,927
Average interest rate                    12.23%      10.74%      10.82%      10.86%      10.45%       9.97%        11.00%

Interest bearing liabilities:
Line of credit                         $      0                                                                 $       0
Average interest rate                     4.00%                                                                     4.00%
Note-payable                           $     11          23          24          26          27       1,660     $   1,771
Average interest rate                     5.52%                                                                     5.52%


Market Risk.

     The partnership's line of credit bears interest at a variable rate, tied to the prime rate. As a result, the partnership's primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line. The partnership may also suffer market risk tied to general trends affecting real estate values that may impact the partnership's security for its loans.

     The partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the partnership's mortgage loans, (100% as of June 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership's investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of June 30, 2003 the general partners have determined that the allowance for loan losses and real estate owned of $3,106,000 (2.63% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2003, 13 loans were delinquent over 90 days amounting to $14,057,000. Of these, $4,329,000 delinquent loans were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ended June 30, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                        Description of Compensation
Entity Receiving Compensation             and Services Rendered                                  Amount
-----------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.          Loan Servicing Fee for servicing loans ........................$447,000

   General Partners
      &/or Affiliates              Asset Management Fee for managing assets ......................$209,000

   General Partners                1% interest in profits .........................................$45,000
                                   Less allocation of syndication costs ............................$1,000
                                                                                               ------------
                                                                                                   $44,000
   Redwood Mortgage Corp.          Portion of early withdrawal penalties applied to reduce
                                   Formation Loan .................................................$27,000

   General Partners                Organization and Offering Expenses ...................................0
      &/or Affiliates

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.             Mortgage Brokerage Commissions for services in connection
                                   with the review, selection, evaluation, negotiation, and
                                   extension of the loans paid by the borrowers and not by
                                   the partnership .............................................$1,252,000

Redwood Mortgage Corp.             Processing and Escrow Fees for services in connection
                                   with notary, document preparation, investigation, and
                                   escrow fees payable by the borrowers and not by the
                                   partnership ....................................................$15,000

Gymno Corporation                  Reconveyance Fee ................................................$1,000

Redwood Mortgage Corp.             Assumption or Extension Fees ........................................$0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
CONSOLIDATED  STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . $142,000

                                     PART 2
                                OTHER INFORMATION


  Item 1.  Legal Proceedings

              Refer to notes to consolidated financial statements No. 9
               discussed earlier

  Item 2.  Changes in the Securities

              Pending S-11 filed on July 9, 2003

  Item 3.  Defaults Upon Senior Securities

              Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders

              Not Applicable

  Item 5.  Other Information

              None

  Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits

                     (99.1) Certification of Michael R. Burwell, General Partner

                     (99.2) Certification of Michael R. Burwell, President,
                            Secretary/Treasurer & Chief Financial Officer of Redwood Mortgage Corp. and Gymno Corporation, General Partners

              (b) Form 8-K

                     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August 2003.


REDWOOD MORTGAGE INVESTORS VIII



By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of August 2003.


     Signature                        Title                         Date


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell               General Partner                August 14, 2003



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell        President of Gymno Corporation,       August 14, 2003
                           (Principal Executive Officer);
                           Director of Gymno Corporation;
                           Secretary/Treasurer of Gymno
                          Corporation (Principal Financial
                               and Accounting Officer)




/S/ Michael R. Burwell
-----------------------
Michael R. Burwell        President, Secretary/Treasurer        August 14, 2003
                             of Redwood Mortgage Corp.
                             (Principal Financial and
                            Accounting Officer); Director
                              of Redwood Mortgage Corp.

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 14, 2003

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 14, 2003

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



/s/ Michael R. Burwell
---------------------------------------
Michael R. Burwell, President and Chief
Financial Officer of Gymno Corporation,
General Partner, and Redwood Mortgage
Corp., General Partner
August 14, 2003

                                                           Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
--------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and  Redwood Mortgage Corp., General Partner
August 14, 2003