Form 10-Q
period 2003-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2003-11-14
CIK 889123

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

 For Quarterly Period Ended                    September 30, 2003
--------------------------------------------------------------------------------
 Commission file number                             333-83882
--------------------------------------------------------------------------------

        REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       CALIFORNIA                                   94-3158788
--------------------------------------------------------------------------------
 (State or other jurisdiction of                  I.R.S. Employer
 incorporation or organization)                  Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

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

     YES      XX                                     NO
         ----------------                               ---------------

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES                    NO                     NOT APPLICABLE     XX
         -------------         --------------                     -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2003 and DECEMBER 31, 2002 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                           September 30,        December 31,
                                                                               2003                 2002
                                                                          ----------------     ----------------
Cash and cash equivalents                                                     $     5,564          $     7,188
                                                                          ----------------     ----------------

Loans
    Loans secured by deeds of trust                                               127,177               83,650
    Loans, unsecured                                                                   34                    0
    Allowance for loan losses                                                     (2,618)              (3,021)
                                                                          ----------------     ----------------
       Net loans                                                                  124,593               80,629
                                                                          ----------------     ----------------

Interest and other receivables
    Accrued interest and late fees                                                  3,929                3,913
    Advances on loans                                                                 207                  279
    Other receivables                                                                 250                  888
                                                                          ----------------     ----------------
                                                                                    4,386                5,080
                                                                          ----------------     ----------------

Loan origination fees, net                                                             10                   22
Real estate held for sale, net of allowance of $500                                 6,886                9,286
                                                                          ----------------     ----------------
       Total assets                                                           $   141,439          $   102,205
                                                                          ================     ================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Accounts payable                                                          $       225          $       449
    Payable to affiliate                                                              368                  294
    Deferred interest                                                                   -                  112
Notes payable
    Deed of Trust                                                                     635                1,782
    Bank line of credit                                                             6,500                    -
                                                                          ----------------     ----------------

       Total liabilities                                                            7,728                2,637
                                                                          ----------------     ----------------

Minority interest                                                                     780                1,213
                                                                          ----------------     ----------------
Investors in applicant status                                                       1,976                2,578
                                                                          ----------------     ----------------

Partners' capital
  Limited partners' capital, subject to redemption net of unallocated syndication costs of $819 and $592 for 2003 and 2002 , respectively;
    and formation loan receivable of $7,254 and $5,257
    for 2003 and 2002, respectively                                               130,838               95,690

  General partners' capital, net of unallocated syndication costs of $9
    and $6 for 2003 and 2002, respectively                                            117                   87
                                                                          ----------------     ----------------

       Total partners' capital                                                    130,955               95,777
                                                                          ----------------     ----------------
       Total liabilities and partners' capital                                $   141,439          $   102,205
                                                                          ================     ================

     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ---------------------------------------------------------------------

                                                           2003             2002                 2003            2002
                                                       --------------    ------------        -------------    ------------
Revenues
  Interest on loans                                         $  3,159        $  3,159             $  8,865        $  8,252
  Interest-bank                                                    8               -                   48               -
  Late fees                                                       55               4                  155              24
  Other                                                            3               2                   18               6
                                                       --------------    ------------        -------------    ------------
                                                               3,225           3,165                9,086           8,282
                                                       --------------    ------------        -------------    ------------
Expenses
  Mortgage servicing fees                                        287             198                  734             662
  Interest expense                                                 7             177                    8             401
  Amortization of loan origination fees                            3               3                   12               9
  Provisions for losses on loans and real estate                 193             528                  438             934
  Asset management fees                                          125              82                  334             237
  Clerical costs from Redwood Mortgage Corp.                      73              67                  215             198
  Professional services                                           13               8                   80              60
  Broker expense                                                   -             240                  181             240
  Other                                                           21               8                   90              35
                                                       --------------    ------------        -------------    ------------
                                                                 722           1,311                2,092           2,776
                                                       --------------    ------------        -------------    ------------

      Net income                                            $  2,503        $  1,854             $  6,994        $  5,506
                                                       ==============    ============        =============    ============

  Net income:  general partners (1%)                        $     25        $     18             $     70        $     55
               limited partners (99%)                          2,478           1,836                6,924           5,451
                                                       --------------    ------------        -------------    ------------
                                                            $  2,503        $  1,854             $  6,994        $  5,506
                                                       ==============    ============        =============    ============
Net income per $1,000 invested by limited
    partners for entire period
  -where income is reinvested and compounded                  $18.48          $21.45               $58.70          $64.82
                                                       ==============    ============        =============    ============
  -where partner receives income in periodic
     distributions                                            $18.37          $20.93               $57.22          $63.03
                                                       ==============    ============        =============    ============


     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (unaudited)
                                 (in thousands)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                                2003                 2002
                                                            --------------     ---------------
 Cash flows from operating activities
   Net income                                                  $   6,994          $   5,506
   Adjustments to reconcile net income to net cash
        provided by operating activities
     Provision for loan and real estate losses                       438                934
     Change in operating assets and liabilities
       Accrued interest and late fees                            (2,490)              (188)
       Advances on loans                                           (240)               (94)
       Other receivables                                             638                  -
       Amortization of loan origination fees                          12               (16)
       Accounts payable                                            (224)                166
       Payable to affiliate                                           74                  -
       Deferred interest                                           (112)                  -
                                                            --------------     --------------
 Net cash provided by operating activities                         5,090              6,308
                                                            --------------     --------------

 Cash flows from investing activities
     Loans originated                                            (64,477)           (37,756)
     Principal collected on loans                                  22,861             23,762
     Proceeds from sale of real estate                              3,094                  -
     Payments for development of real estate                        (694)              (675)
     Reduction in minority interest                                 (433)                  -
                                                            --------------     --------------
Net cash used in investing activities                            (39,649)           (14,669)
                                                            --------------     --------------

Cash flows from financing activities
     Borrowings (repayments) on line of credit, net                6,500              6,850
     Repayments on note payable                                  (1,147)                  -
     Contributions by partner applicants                          33,735              5,253
     Partners' withdrawals                                       (3,738)            (2,679)
     Syndication costs paid                                        (376)              (202)
     Formation loan lending                                      (2,475)              (378)
     Formation loan collections                                      436                412
                                                            --------------     --------------
Net cash provided by financing activities                         32,935              9,256

Net increase (decrease) in cash and cash equivalents             (1,624)                895

Cash and cash equivalents - beginning of year                      7,188              1,917
                                                            --------------     --------------

Cash and cash equivalents - end of period                      $   5,564          $   2,812
                                                            ==============     ==============

Supplemental disclosures of cash flow information
   Cash paid for interest                                      $       8          $     401
                                                            ==============     ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Sales commissions - Formation Loans

     The following summarizes Formation Loan transactions to September 30, 2003 (in thousands):

                                          Initial           Second            Third            Fourth
                                        Offering of       Offering of      Offering of       Offering of
                                          $15,000           $30,000          $30,000           $50,000           Total
                                        -------------    --------------    -------------    --------------    ------------

Limited partner contributions               $ 14,932          $ 29,993         $ 29,999          $ 49,982        $124,906
                                        =============    ==============    =============    ==============    ============

Formation Loan made                         $  1,075          $  2,272         $  2,218          $  3,775        $  9,340

Repayments to date                             (667)             (795)            (342)              (98)         (1,902)

Early withdrawal penalties applied              (59)              (80)             (45)                 -           (184)
                                        -------------    --------------    -------------    --------------    ------------

Balance September 30, 2003                  $    349          $  1,397         $  1,831          $  3,677        $  7,254
                                        =============    ==============    =============    ==============    ============

Percent loaned                                  7.2%              7.6%             7.4%              7.6%            7.5%
                                        =============    ==============    =============    ==============    ============

     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., a general partner of the partnership, the deduction from capital will be reduced.

Syndication costs

     The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

     Through September 30, 2003, syndication costs of $2,447,000 had been incurred by the partnership with the following distribution (in thousands):

         Costs incurred                                          $   2,447
         Early withdrawal penalties applied                           (83)
         Allocated and amortized to date                           (1,536)
                                                             --------------
         September 30, 2003 balance                              $     828
                                                             ==============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


NOTE 1 - GENERAL (continued)

     Syndication costs attributable to the fourth offering ($50,000,000) were limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners. As of September 30, 2003, the fourth offering had incurred syndication costs of $636,000 (1.3% of contributions).


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

Loans, secured by deeds of trust

     At September 30, 2003 and December 31,2002, the partnership had fifteen and twenty loans past due 90 days or more approximating $21,397,000 and $28,650,000, respectively. The partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans.

     At September 30, 2003 and December 31, 2002, loans categorized as impaired by the partnership were $0. The reduction in the carrying value of impaired loans is included in the allowance for loan losses. The average impaired recorded investment in impaired loans was $355,000 for 2002.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2003 and December 31, 2002 was as follows (in thousands):

                                            September 30,         December 31,
                                                2003                 2002
                                          -----------------    -----------------
             Impaired loans                     $        -           $        -
             Specified loans                           120                  120
             General                                 2,498                2,901
             Unsecured loans                             -                    -
                                          -----------------    -----------------
                                                $    2,618           $    3,021
                                          =================    =================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

     Activity in the allowance for loan losses is as follows for the nine months through September 30, 2003 and for the year ended December 31, 2002 (in thousands):

                                           September 30,         December 31,
                                                2003                 2002
                                          -----------------    -----------------
  Beginning balance                             $    3,021            $   2,247
  Restructured loans                                     -                   11
  Additions charged to income                          438                  780
  Write-offs                                         (841)                 (17)
                                         -----------------    -----------------
                                                $    2,618            $   3,021
                                          =================    =================

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

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


note 3 - General Partners and Related Parties

     The following are commissions and/or fees, which are paid to the general partners.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.

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

Asset management fees

     The general partners receive monthly fees for managing the partnership's loan portfolio and operations up to 1/32 of 1% (3/8 of 1% annual) of the "net asset value", which is the partnership's total assets less its total liabilities.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


note 4 - Real Estate Held for Sale

     During 2002, the partnership contributed its interests in two foreclosed real properties to two limited liability companies ("LLCs"). The partnership's investments in the LLCs are reflected at the lower of cost or fair value, including estimated costs of property disposition. During 2003 sales of portions of one property were made for $3,094,000. The partnership has reflected no gain or loss related to these sales.

     The following schedule reflects the cost of the LLCs' properties and recorded reductions to estimated fair values (in thousands):

                                             September 30,         December 31,
                                                 2003                 2002
                                          -----------------     ----------------
  Costs of properties                             $ 10,480            $   9,786
  Reduction in value                                 (500)                (500)
  Sale of units                                    (3,094)                    -
                                          -----------------     ----------------

  Real estate held for sale                     $    6,886            $   9,286
                                          =================     ================

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

Stockton

     During 2002, six condominium units that secured a Partnership loan totaling $2,163,000, including accrued interest and advances, were transferred via a statutory warranty deed to a new entity named Stockton Street Property Company, LLC ("Stockton"). In addition, senior debt was assumed by Stockton on the property in the amount of $1,789,000 (see Note 6). Stockton was formed by the Partnership and an affiliate to complete development and sales of the condominium units. The Partnership is co-manager of Stockton along with the other member and is to receive 66% of the profits or losses. As such, the assets and liabilities of Stockton have been consolidated into the accompanying consolidated balance sheets of the Partnership.


note 5 - Bank Line of Credit

     The partnership has a bank line of credit expiring July 10, 2004 of up to $20,000,000 at prime secured by its loan portfolio. The outstanding balances were $6,500,000 and $0 at September 30, 2003 and December 31, 2002, respectively. The interest rate was 4.00% (prime) at September 30, 2003. The line of credit requires the partnership to meet certain financial covenants. The partnership was in compliance with these covenants for the nine month period ended September 30, 2003 and for the year ended December 31, 2002.

     Should the general partners choose not to renew the line of credit in 2004, any balance then outstanding would be converted to a three-year term loan with interest at prime.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


note 6 - Note Payable

     The partnership assumed a bank loan of $1,789,000 in connection with the foreclosure on a property in 2002 (see Note 4). During the quarter ended September 30, 2003 portions of the property were sold, resulting in a reduction in the note. As of September 30, 2003, $635,000 was outstanding on this note. The loan is secured by the property and bears interest at a variable rate of 5.08% at September 30, 2003.

Future maturities on the note payable are as follows (in thousands):

                     2003                    $     2
                     2004                         10
                     2005                         10
                     2006                         11
                     2007                         12
                  Thereafter                     590
                                        -------------
                                             $   635
                                        =============



NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $127,177,000 and $83,650,000 at September 30, 2003 and December 31, 2002, respectively. The fair value of these loans of $127,013,253 and $84,976,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Loans are secured by recorded deeds of trust. At September 30, 2003 and December 31, 2002 there were 75 and 70 secured loans outstanding, respectively, with the following characteristics:

                                                                        September 30,        December 31,
                                                                            2003                 2002
                                                                       ----------------     ----------------
     Number of secured loans outstanding                                            75                   70
     Total secured loans outstanding                                        $  127,177           $   83,650

     Average secured loan outstanding                                       $    1,696           $    1,195
     Average secured loan as percent of total                                    1.33%                1.43%
     Average secured loan as percent of partners' capital                        1.30%                1.25%

     Largest secured loan outstanding                                       $   14,106           $    4,943
     Largest secured loan as percent of total                                   11.09%*               5.91%
     Largest secured loan as percent of partners' capital                       10.77%*               5.16%

     Number of counties where security is located (all California)                  18                   15
     Largest percentage of secured loans in one county                          27.29%               27.22%
     Average secured loan to appraised value of security
         at time loan was consummated                                           56.32%               60.61%

     Number of secured loans in foreclosure status                                   5                    6
     Amount of secured loans in foreclosure                                 $    4,361           $    4,029

* Largest loan as a percent of partnership assets 9.97%

     The following loan categories were held at September 30, 2003, and December 31, 2002:

                                                                        September 30,       December 31,
                                                                            2003                2002
                                                                       ----------------    ----------------
    First Trust Deeds                                                      $    78,598          $   46,117
    Second Trust Deeds                                                          45,789              30,930
    Third Trust Deeds                                                            2,790               6,603
                                                                       ----------------    ----------------
      Total loans                                                              127,177              83,650
    Prior liens due other lenders                                              104,335              79,846
                                                                       ----------------    ----------------
      Total debt                                                           $   231,512          $  163,496
                                                                       ----------------    ----------------

    Appraised property value at time of loan                               $   411,081          $  269,773
                                                                       ----------------    ----------------

    Total investment as a percent of appraisals                                 56.32%              60.61%
                                                                       ----------------    ----------------

    Investments by type of property
    Owner occupied homes                                                   $    17,114          $   12,854
    Non-owner occupied homes                                                    36,569              23,720
    Apartments                                                                  23,273               6,572
    Commercial                                                                  44,576              32,089
    Land                                                                         5,645               8,415
                                                                       ----------------    ----------------
                                                                           $   127,177          $   83,650
                                                                       ================    ================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     The interest rates on the loans range from 7.50% to 18.00% at September 30, 2003.

     Scheduled maturity dates of loans as of September 30, 2003 are as follows:

                      Year Ending
                      December 31,                 Amount
                -------------------------      ----------------
                          2003                      $   11,227
                          2004                          32,806
                          2005                          46,054
                          2006                          23,883
                          2007                           8,244
                       Thereafter                        4,963
                                               ----------------
                                                    $  127,177
                                               ================

     The remaining scheduled maturities for 2003 include twelve loans totaling $11,227,000, which are past maturity at September 30, 2003. Interest payments on ten of these loans were 90 days or more delinquent.

     Cash deposits at September 30, 2003 of $514,000, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $414,000. This bank is the same financial institution that has provided the partnership with the $20,000,000 limit line of credit (LOC). As and when deposits in the partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed on new loans or used to pay-down the line of credit balance.


NOTE 9 - COMMITMENTS & CONTINGENCIES

Construction Loans

     The partnership has construction loans, which are at various stages of completion of the construction process and loans which are not fully disbursed at September 30, 2003. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process or incrementally upon certain conditions being met. At September 30, 2003, there were $16,393,000 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirement of principal on current loans, cash and capital contributions from investors.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of September 30, 2003. There are approximately 6 loans totaling $5,025,000 in workout agreements as of September 30, 2003.

Legal proceedings

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


NOTE 10 - NON-CASH TRANSACTIONS

     During the nine months ended September 30, 2003, the partnership sold two loans that resulted in an increase to secured loans receivable of $466,000 and a decrease to the accrued interest and late fees, advances and allowance for loan losses of $944,000, $183,000 and $661,000, respectively.

     During the nine months ended September 30, 2003, the partnership restructured several loans that resulted in an increase to secured loans receivable of $1,659,000 and a decrease to accrued interest and late fees and advances of $1,529,000 and $130,000, respectively.


NOTE 11 - SUBSEQUENT EVENTS

     The partnership's fifth offering of 75,000,000 units ($75,000,000) became effective October 7, 2003.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2003, there were two real estate properties owned by the partnership.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses and real estate to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable loans receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $1,660,000 and $887,000 for the nine months ended September 30, 2003 and 2002, and $408,000 and $371,000 for the three months ended September 30, 2003 and 2002, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $734,000 and $662,000 were incurred for the nine months ended September 30, 2003 and 2002, and $287,000 and $198,000 were incurred for the three months ended September 30, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $334,000 and $237,000 were incurred by the partnership for the nine months ended September 30, 2003 and 2002, and $125,000 and $82,000 were incurred for the three months ended September 30, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2003, a general partner, Gymno Corporation, had cumulatively contributed $126,000 as capital in accordance with Section 4.02(a) of the partnership agreement.

     o Sales Commission - "Formation Loan" to Redwood Mortgage Corp. Sales commissions relating to the capital contributions by limited partners are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to Redwood Mortgage Corp., a general partner, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited orders. The loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing and is applied to reduce limited partners' capital in the consolidated balance sheets. The sales commissions range between 0% (for units sold by the general partners) and 9%. It is estimated that the total amount of the formation loan will approximate 7.6% based on the assumption that 65% of the investors will reinvest earnings, which qualify for the higher commission percentage.

     The following summarizes formation loan transactions through September 30, 2003 (in thousands):

                                          Initial           Second            Third            Fourth
                                        Offering of       Offering of      Offering of       Offering of
                                          $15,000           $30,000          $30,000           $50,000           Total
                                        -------------    --------------    -------------    --------------    ------------

Limited partner contributions               $ 14,932          $ 29,993         $ 29,999          $ 49,982        $124,906
                                        =============    ==============    =============    ==============    ============

Formation Loan made                         $  1,075          $  2,272         $  2,218          $  3,775        $  9,340

Repayments to date                             (667)             (795)            (342)              (98)         (1,902)

Early withdrawal penalties applied              (59)              (80)             (45)                 -           (184)
                                        -------------    --------------    -------------    --------------    ------------

Balance September 30, 2003                  $    349          $  1,397         $  1,831          $  3,677        $  7,254
                                        =============    ==============    =============    ==============    ============

Percent loaned                                  7.2%              7.6%             7.4%              7.6%            7.5%
                                        =============    ==============    =============    ==============    ============

     For the initial offering, the formation loan will be repaid in ten equal installments of principal commencing December 31, 1997. For the second, third and fourth offerings, payments were due on the formation loan at one-tenth of the outstanding principal balance of the formation loan each December 31, until each offering terminated. Upon the termination of each offering the remaining balance at December 31 is paid in equal amortizing payments over 10 years.

     On October 30, 2002, the partnership's fourth offering of $50,000,000 in units became effective, and as of October, 2003, the fourth offering of $50,000,000 has been fully subscribed and closed. Contributed capital equaled $14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, and $49,982,000 for the fourth offering as of September 30, 2003, totaling an aggregate of $124,906,000 as of September 30, 2003. Of this amount, $1,976,000 remained in applicant status.


     Results of Operations - For the nine and three months ended September 30, 2003 and 2002

     The net income increase of $1,488,000 for the nine months, and $649,000 for the three months ended September 30, 2003 versus September 30, 2002 was due primarily to an increase in interest earned on loans of $613,000 for the nine months, and $0 for the three months, and reduced interest costs of $393,000 for the nine months, and $170,000 for the three months, on the partnership's debt. In addition, significant expense increases or decreases for the nine and three months ended September 30, 2003 versus September 30, 2002 included an increase in mortgage servicing fees of $72,000 for the nine months, and an increase of $89,000 for the three months, a decrease in the provision for losses on loans and real estate acquired through foreclosure of $496,000 for the nine months, and $335,000 for the three months, increase in asset management fees of $97,000 for the nine months, and $43,000 for the three months, and a decrease in brokerage fees of $59,000 for the nine months, and $240,000 for the three months.

     The increase in interest on loans of $613,000 for the nine months, and $0 for the three months ended September 30, 2003 versus September 30, 2002, was due primarily to the increased size of the partnership secured loan portfolio at September 30, 2003 as compared to September 30, 2002 of $127,177,000 and $90,859,000, offset by lower average portfolio interest rates in 2003 and due to collection of "additional interest" of $362,000 derived from one of the partnership's loans in 2002.

     The decrease in interest expense of $393,000 for the nine months, and $170,000 for the three months ended September 30, 2003 versus September 30, 2002 is due to little usage of the line of credit during the first nine months of 2003. This low credit line usage was due primarily to loan payoffs and a high number of partnership unit sales occurring in the fourth offering, offset by good loan production volume. Interest on the note payable relating to real estate held for sale was being capitalized for most of the nine month period.

     The increase in mortgage servicing fees of $72,000 for the nine months, and an increase of $89,000 for the three months ended September 30, 2003 versus
September 30, 2002 is primarily due to mortgage servicing fees earned on impaired loans during the first quarter of 2002, offset by the larger loan portfolio, which existed during the nine months and the three months ended September 30, 2003.

     The decrease of $496,000 and $335,000 in provision for losses on loans and real estate acquired through foreclosure for the nine and three months ended September 30, 2003 versus the respective nine and three months ended September 30, 2002 indicates the general partners' expectation on loan losses. Despite the fact that the partnership's loan portfolio has increased, and the partnership acquired two properties through borrower defaults in the third quarter of 2002, the general partners considered that the amount of provision was reasonable. At September 30, 2003, total allowance for losses on loans and real estate acquired through foreclosure equaled $3,118,000, which the general partners consider to be adequate. See additional discussions below.

     The increase in the asset management fees of $97,000 and $43,000 for the nine and three months ended September 30, 2003 versus the respective periods ended September 30, 2002 is due to an increase in the partners' capital under management at September 30, 2003 and 2002 to $139,037,000 and $86,899,000,
respectively.

     The increase in professional fees of $20,000 and $5,000 for the nine and three months ended September 30, 2003 versus September 30, 2002 is due to increased expense due to the larger partnership size.

     The decrease in brokerage fees of $59,000 and $240,000 for the nine and three months ended September 30, 2003 versus September 30, 2002 is due to the partnership incurring an obligation to pay one-half of the "additional interest" collected on one of its loans to a non-affiliated real estate broker. This obligation was fully met as of June 30, 2003, therefore, there was no expense during the third quarter of 2003, hence the large reduction in this expense.

     Partnership capital continued to increase as the partnership received new limited partner capital contributions of $33,667,000 and retained the earnings of limited partners that have chosen to compound their earnings of $4,398,000 for the nine months ended September 30, 2003, as compared to $5,247,000 and $3,474,000 for the nine months ended September 30, 2002. The increased partnership capital helped increase loans outstanding to $127,177,000 at September 30, 2003, as compared to $90,859,000 at September 30, 2002. The limited partner contributions of $33,667,000 versus $5,247,000, is due to the completion of the third offering in April 2002, and the beginning of the fourth offering, effective October 30, 2002, of $50,000,000, which brought about large sales of units.

     The partnership utilized its bank line of credit less during the first nine months of 2003 as compared to the corresponding period in 2002. Cash generated from interest earnings, late charges, amortization of principal, loan payoffs and capital contributions by limited partners was utilized to fund new loans and meet distributions and capital liquidations to limited partners.

     At September 30, 2003, outstanding foreclosures were five ($4,361,000) compared to the five ($3,824,000) that existed at September 30, 2002. Of the foreclosures at September 30, 2003, three have entered into workout agreements, which require regular monthly payments. These foreclosures are a reflection of the difficult economic times that existed at September 30, 2003 and September 30, 2002, yet are not unusual in the general partners' experience.

     The general partners received mortgage brokerage commissions from the loan borrowers of $1,660,000 and $408,000 for the nine and three months ended September 30, 2003 as compared to $887,000 and $371,000 for the nine and three months ended September 30, 2002. The increase is due to more loans written in the nine and three months ended September 30, 2003 than the nine and three months during the corresponding periods of 2002.

     Since January 2001, and through September 30, 2003, the Federal Reserve has reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .75% to 1.25% over the year 2003. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate, but do not guarantee, that the annualized yield for compounding limited partners will range between 7.50% and 8.00% for the year 2003. Additionally, the general partners expect, but do not guarantee, the annualized yield to be higher during the first half of 2003 as compared to the second half of 2003 due to the lower interest rate environment that currently exists.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of September 30, 2003, five notices of default are currently filed beginning the process of foreclosing five of our loans. The principal amounts of the five foreclosed loans total $4,361,000 or 3.43% of the loan portfolio. Three of these borrowers have entered into workout agreements, with the borrowers making regular monthly payments.

     The partnership has also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The partnership had workout agreements on approximately 6 loans totaling $5,025,000 as of September 30, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at September 30, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. The partnership did not acquire any properties through foreclosure during the first nine months of 2003. During 2002, the partnership completed foreclosure of two loans resulting in the acquisition of two real estate properties. The partnership's principal balances were $6,565,000 after excluding an affiliated partnership's interest in one of the properties. In 2003, the partnership may acquire additional real estate through the foreclosure process. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate acquired through foreclosure of $3,118,000 at September 30, 2003. These provisions for losses were made to guard against collection losses. The total provision for losses as of September 30,

2003, is considered by the general partners to be adequate. During the second quarter of 2003, the partnership sold two of its delinquent loans totaling $3,240,000 in principal at a discount sustaining an overall loss of $661,000. This loss had been previously provided for in the allowance for loan losses. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.


PORTFOLIO REVIEW - For the nine months ended September 30, 2003 and 2002.

Loan Portfolio.

     The partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2003 and 2002 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $98,207,000 (77.22%) and $73,335,000 (80.71%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. No partnership loan equals or exceeds 10% of the partnership's assets.

     As of September 30, 2003, approximately 42.21% ($53,683,000), was invested in loans secured by single family homes (1-4 units), approximately 18.30% ($23,273,000), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 35.05% ($44,576,000), was invested in loans secured by commercial properties, and approximately 4.44% ($5,645,000) was invested in loans secured by land. As of September 30, 2002, approximately, 47.09% ($42,782,000), was invested in loans secured by single family homes (1-4 units), approximately 7.23% ($6,574,000) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 39.17% ($35,588,000) was invested in loans secured by commercial properties, and approximately 6.51% ($5,915,000) was invested in loans secured by land.

     As of September 30, 2003, the partnership held 75 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2003.


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                     As of September 30, 2003 (in thousands)

                                                # of Loans          Amount          Percent
                                              -------------     -------------    -------------
      1st Mortgages                                    36         $  78,598           61.80%
      2nd Mortgages                                    34            45,789           36.00%
      3rd Mortgages                                     5             2,790            2.20%
                                              =============     =============    =============
           Total                                       75         $ 127,177          100.00%

      Maturing 12/31/03 and prior                      12         $  11,227            8.83%
      Maturing prior to 12/31/04                       15            32,806           25.80%
      Maturing prior to 12/31/05                       14            46,054           36.21%
      Maturing after 12/31/05                          34            37,090           29.16%
                                              =============     =============    =============
           Total                                       75         $ 127,177          100.00%

      Average Loan                                                $   1,696            1.33%
      Largest Loan                                                   14,106           11.09%*
      Smallest Loan                                                      70            0.06%
      Average Loan-to-Value                                                           56.32%

* Largest loan is 9.97% of the total assets.

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

     At the time of subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes, and such amounts will be added to such limited partners' capital accounts.

     During the nine and three month periods ended September 30, 2003 and 2002, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                               Nine months ended September 30,           Three months ended September 30,
                             -------------------------------------     -------------------------------------

                                   2003               2002                    2003             2002
                               -------------      -------------           -------------    --------------
     Compounding                 $4,398,000         $3,474,000              $1,551,000        $1,182,000
     Distributing                $2,392,000         $1,858,000              $  882,000        $  624,000

     As of September 30, 2003 and 2002, limited partners electing to receive cash distributions of earnings represented 36% and 35%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of September 30, 2003, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the nine and three months ended September 30, 2003 and 2002 were:

                                   Nine months ended September 30,          Three months ended September 30,
                                --------------------------------------    -------------------------------------

                                       2003              2002                   2003              2002
                                   --------------    -------------          -------------     -------------
     Cash distributions               $2,392,000       $1,858,000             $  882,000         $ 624,000
     Capital liquidation*             $1,318,000       $  785,000             $  509,000         $ 215,000
                                   --------------    -------------          -------------     -------------

     Total                            $3,710,000       $2,643,000             $1,391,000         $ 839,000
                                   ==============    =============          =============     =============

* These amounts represent gross of early withdrawal penalties.

     Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the nine and three months ended September 30, 2003 and 2002, capital liquidated subject to the 10% penalty for early withdrawal was:

                                   Nine months ended September 30,          Three months ended September 30,
                                --------------------------------------    -------------------------------------

                                       2003              2002                   2003              2002
                                   --------------     ------------          -------------     -------------
                                       $ 527,000        $ 192,000              $ 216,000          $ 17,000

     This represents 0.40%, 0.23%, 0.17% and 0.02% of the limited partners' ending capital for the nine months and three months ended September 30, 2003 and 2002, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     The partnership makes loans primarily in Northern California. As of September 30, 2003, approximately 77.22% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in an article in the San Francisco Chronicle dated October 4, 2003, mortgage rates are down again while home sales are soaring. The article stated, "Rates on benchmark 30-year mortgages dropped for the fourth week in a row, good news for people thinking about refinancing their home mortgage. For the week ending October 3, the average rate on 30-year mortgages dipped to 5.77%, down from last week's rate of 5.98%, Freddie Mac, the mortgage giant, reported Thursday in its weekly nation-wide survey of mortgage rates. This week's rate was the lowest since the middle of July, when rates on 30-year mortgage averaged 5.67%. Rates on 30-year mortgages slid to 5.21%, the lowest level in more than four decades, in the middle of June. But in late June, those rates started marching back up. They have retreated in the past four weeks. Even with the recent gyration in mortgage rates, sales of both new homes and previously owned ones soared in August and are on track to set record highs this year. And, home-mortgage refinancing activity remains healthy, economists said."

     According to the San Francisco Chronicle of the week of September 9, 2003, house prices were showing steady appreciation across the U.S. The article stated, "Defying gloom and doom predictions of impending deflation, the value of the average U.S. home continues to appreciate at more than twice the rate of inflation. In the latest nationwide survey of prices of existing houses, average values rose by 5.56% from the second quarter of 2002 through the second quarter of 2003. The study was done by the Office of Federal Housing Enterprise Oversight (OFHEO), which monitors the market value changes of millions of individual properties financed or refinanced by giant investors Fannie Mae and Freddie Mac. Dozens of local markets experienced much higher average gains than 5.56%, including double-digit appreciation rates in large swaths of California and Florida." The article also stated "Houses in the District of Columbia appreciated at 10.1% on average, while California houses gained an average of 9.4%. Formerly superheated markets, such as San Francisco where values rose at 20% and more per year during the dot-com boom, continue to readjust. San Jose houses gained an average 1.6% in resale value from 2002 to 2003 but lost 0.56% during the last quarter measured by the study. San Francisco houses gained an average 3.81% during the year, but rose by just 0.22% during the quarter ending June 30." These articles and statistics imply that interest rates are stabilizing near historical lows and that the real estate market for single-family residences is strong, but that the San Francisco Bay Area values are continuing to fall slightly as they readjust from the robust markets of the late 1990's and early 2000.

     On the commercial scene, according to the San Francisco Business Times for the week of October 3, 2003, the San Francisco real estate market is showing signs of life. The article stated, "San Francisco's office market, among the most depressed in the nation, appears to have finally started to recover. Slowly. Third-quarter numbers released this week from three major San Francisco brokerage firms show leasing creeping upward, vacancy dropping slightly and rents stabilizing after almost three years of free fall. Numbers from Newmark & Co. Real Estate, for example, showed "positive absorption" - the amount of new leases compared to new vacancies - of 415,000 square feet citywide in the third quarter, with the vacancy rate declining to 16.7% from 17% overall and to 18.3% from 19.3% among Class A buildings. Numbers from two other real estate firms show the same trend, with Cushman & Wakefield reporting more than 500,000 square feet absorbed, and Grubb & Ellis Co. showing 100,000 square feet absorption. Both those firms also saw the vacancy rate declining 0.1% citywide." The article also stated, "Newmark managing principal Monica Finnegan said the numbers make her cautiously optimistic that the market has bottomed out, but she is still keeping an eye out for what happens in the fourth quarter. Still, Newmark says in its report that "we expect several consecutive years of positive absorption beginning in 2004." Newmark's outlook is buoyed by federal employment statistics that show the rate of job loss in San Francisco slowing dramatically, with jobs falling 1.9% in the year to August, compared to declines of 5.8% in August 2002 and 4.9% in August 2001." The commercial real estate market seems to be stabilizing but it will take a long time to absorb the large vacancies that have built up in this recession. Values have decreased but lowered capitalization rates have helped keep commercial property values from large reductions.

     To the partnership, lower interest rates may mean more borrowers coming forward for equity loans or for refinancing. Stabilizing commercial vacancies and little appreciation in rental rates may mean that the economy is at the vacancy rate bottom.

     For partnership loans outstanding, as of September 30, 2003, the partnership had an average loan to value ratio computed as of the date the loan was made of 56.32%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio, a note payable, and our line of credit as of September 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2003 (in thousands):

                                        2003        2004        2005        2006        2007     Thereafter     Total
                                     ----------- ----------- ----------- ----------- ----------- ------------ -----------
Interest earning assets:
Money market accounts                   $     6                                                                 $      6
Average interest rate                     0.46%                                                                    0.46%
Loans secured by deeds of trust         $11,227      32,806      46,054      23,883       8,244        4,963    $127,177
Average interest rate                    12.37%      10.69%      10.15%      10.33%      10.45%       10.07%      10.54%

Interest bearing liabilities:
Line of credit                          $ 6,500                                                                 $  6,500
Average interest rate                     4.00%                                                                    4.00%
Note-payable                            $     2          10          10          11          12          590    $    635
Average interest rate                     5.08%                                                                    5.08%

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

     The partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the partnership's mortgage loans, (100% as of September 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership's investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of September 30, 2003 the general partners have determined that the allowance for loan losses and real estate owned of $3,118,000 (2.38% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2003, 15 loans were delinquent over 90 days amounting to $21,397,000. Of these, $4,329,000 delinquent loans were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

Controls and Procedures.

     As of September 30, 2003, the general partner of the partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the partnership's disclosure controls and procedures are effective. There were no significant changes in the partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The partnership has no officers or directors. The partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus part of Form S-11 and subsequent amendments related to the offering of partnership interests dated October 30, 2002, pages 5 and 6, under the section "Compensation of the General Partners and the Affiliates," which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ended September 30, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                                        Description of Compensation
Entity Receiving Compensation                              and Services Rendered                             Amount
------------------------------------ ------------------------------------------------------------------- ---------------
I. Redwood Mortgage Corp.            Loan Servicing Fee for servicing loans ............................       $734,000

   General Partners
      &/or Affiliates                Asset Management Fee for managing assets .........................        $334,000

   General Partners                  1% interest in profits ...........................................         $70,000

                                     Less allocation of syndication costs .............................          $1,000
                                                                                                         ---------------
                                                                                                                $69,000
   Redwood Mortgage Corp.            Portion of early withdrawal penalties applied to reduce
                                     Formation Loan ...................................................         $43,000

   General Partners                  Organization and Offering Expenses ...............................              $0
      &/or Affiliates

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.               Mortgage Brokerage Commissions for services in connection
                                     with the review, selection, evaluation, negotiation, and
                                     extension of the loans paid by the borrowers and not by
                                     the partnership ..................................................      $1,660,000

Redwood Mortgage Corp.               Processing and Escrow Fees for services in connection with notary, document preparation, investigation, and escrow
                                     fees payable by the borrowers and not by the partnership .........         $21,000

Gymno Corporation                    Reconveyance Fee .................................................          $1,135

Redwood Mortgage Corp.               Assumption or Extension Fees......................................              $0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
CONSOLIDATED  STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . .  $215,000

                                     PART 2
                                OTHER INFORMATION


Item 1.  Legal Proceedings

            Refer to notes to consolidated financial statements No. 9
             discussed earlier

Item 2.  Changes in the Securities

            Pending S-11 filed on July 9, 2003, effective October 7, 2003

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

         (b) Form 8-K

            Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November 2003.


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


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -----------------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of November 2003.


      Signature                    Title                             Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell             General Partner                 November 14, 2003



/S/ Michael R. Burwell
-------------------------
Michael R. Burwell         President of Gymno Corporation,     November 14, 2003
                           (Principal Executive Officer);
                           Director of Gymno Corporation;
                           Secretary/Treasurer of Gymno
                           Corporation (Principal Financial
                             and Accounting Officer)




/S/ Michael R. Burwell
-------------------------
Michael R. Burwell         President, Secretary/Treasurer      November 14, 2003
                             of Redwood Mortgage Corp.
                             (Principal Financial and
                            Accounting Officer); Director
                              of Redwood Mortgage Corp.

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2003

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
----------------------------------------
Michael R. Burwell, President and Chief
Financial Officer of Gymno Corporation,
General Partner, and Redwood Mortgage
Corp., General Partner
November 14, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
----------------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and  Redwood Mortgage Corp., General Partner
November 14, 2003