Form 10-K
period 2003-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2004-03-30
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2003



                                                Part I
                                                                                                              Page No.
                                                                                                            -----------
Item 1   - Business                                                                                             3
Item 2   - Properties                                                                                           7
Item 3   - Legal Proceedings                                                                                    7
Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                       7

                                                   Part II

Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters               7
Item 6   - Selected Consolidated Financial Data                                                                 8
Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations                9
Item 7a - Quantitative and Qualitative Disclosures About Market Risk                                            18
Item 8   - Consolidated Financial Statements and Supplementary Data                                             20
Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 48
Item 9a - Controls and Procedures                                                                               48

                                                   Part III

Item 10 - Directors and Executive Officers of the Registrant                                                    48
Item 11 - Executive Compensation                                                                                49
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                        50
Item 13 - Certain Relationships and Related Transactions                                                        50
Item 14 - Principal Accountant Fees & Services                                                                  50

                                                   Part IV

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      51

Signatures                                                                                                      52

Certifications                                                                                                  54

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

     For the year ended December 31, 2003 Commission file number 333-106900
-----------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VIII
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                             94-3158788
-----------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification)
 Incorporation or organization)

 900 Veterans Blvd., Suite 500, Redwood City, CA                94063
-----------------------------------------------------------------------------
 (address of principal executive offices)                    (zip code)

Registrant's telephone number including area code         (650) 365-5341
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
-----------------------------------------------------------------------------
           None                                     None
-----------------------------------------------------------------------------

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

   YES          XXXX                                    NO
 -------------------------                            ----------------------

     As of December 31, 2003, the limited partnership units purchased by non-affiliates was 130,059,325 units aggregating $131,268,870.

Documents incorporated by reference:

     Portions of the Prospectus effective October 7, 2003, and post effective Amendment No. 1 dated January 30, 2004, containing supplement No. 1 dated January 30, 2004, (the "Prospectus"), are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-106900 are incorporated by reference in part IV.

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

     Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in units, of which $14,932,000 were sold. This initial offering closed on October 31, 1996. Subsequently, the partnership commenced a second offering of up to $30,000,000 in units commencing on December 4, 1996. This offering sold $29,993,000 in units and was closed on August 30, 2000. On August 31, 2000 the partnership commenced its third offering for another 30,000,000 units ($30,000,000). This offering sold $29,999,000 in units and was closed on April 23, 2002. On October 30, 2002 the partnership commenced its fourth offering for an additional 50,000,000 units ($50,000,000). This offering sold $49,985,000 in units and was closed on October 6, 2003. On October 7, 2003 the partnership commenced its fifth and current offering of 75,000,000 units ($75,000,000). As of December 31, 2003, $6,360,000 in units was sold in this fifth offering, bringing the aggregate sale of units to $131,269,000. Units in the fifth offering are being offered on a "best efforts" basis, which means that no one is guaranteeing that any minimum number of units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc. (See Section of the prospectus entitled "TERMS OF THE OFFERING" and "PLAN OF DISTRIBUTION").

     The partnership began selling units in February 1993, and began investing in mortgages in April 1993. At December 31, 2003, the partnership has investments in secured loans with principal balances totaling $147,173,814. Interest rates ranged from 7.50% to 18.00%. Currently First Trust Deeds comprise 57.37% of the total amount of the secured loan portfolio, an increase of 2.24% over 2002 level of 55.13%. Junior loans (2nd and 3rd Trust Deeds) make up 42.63%, a decrease of 2.24% over 2002 level of 44.87%. Loans secured by owner-occupied homes, combined with loans secured by non-owner occupied homes, total 45.27% of the secured loan portfolio. Loans secured by multi-family properties make up 15.39% of the total secured loans. Commercial loans now comprise 35.67% of the secured portfolio, a decrease of 2.69% from last year and land made up 3.67% of the secured loan portfolio. Of the total secured loans, 72.85% are in six counties of the San Francisco Bay Area, and 13.85% are in counties adjacent to the San Francisco Bay Area. The balance of secured loans, 13.30% are in other counties located in California. Average loan size increased this year, and is now averaging $1,817,000 per loan, up $622,000 from the average loan balance of $1,195,000 in 2002. This increase is due to the ability of the Partnership by virtue of its increasing size to invest in larger loans. Additionally, there is less competition due to fewer lenders being capable of funding larger loans, which allows the partnership to charge a higher rate of interest than on smaller sized loans. The average loan as of December 31, 2003, represents 1.31% of partner capital and 1.23% of outstanding secured loans, compared to December 31, 2002 when average loan size of 1.25% of partners capital and 1.43% of outstanding secured loans. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk. However, as the partnership has grown in size the number of fractionalized loans has decreased and represents less than 35% of the loan portfolio. Average equity per loan transaction at the time the loans were made based upon appraisals and prior liens, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 46.03%, an increase in equity of 6.64% from the previous year. This average equity is considered conservative. Generally, the more equity, the more protection for the lender. The general partners believe the partnership's loan portfolio is in good condition with three properties in foreclosure as of the end of December 2003. The principal balances of these foreclosed properties represent 1.99% of the secured loan portfolio. All of these foreclosures have entered into workout agreements. The number of foreclosures and principal amounts are relatively low. The partnership does expect that during 2004 additional foreclosures may need to be filed in order to collect payment from borrowers who have become delinquent. This is typical of our market and the partnership expects to have a level of delinquency higher than banking institutions within its portfolio.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2003, the partnership did not take back any collateral from defaulted borrowers. During 2002 the partnership took back its real estate security on two defaulted loans. One through a foreclosure sale and the other as a deed in lieu of foreclosure. To assist in protecting its own assets and to reduce liability, the partnership subsequently transferred the properties to two newly formed Limited Liability Companies "LLCs". One of the LLCs, Russian Hill Property Company, is 100% owned by the partnership and in the other, Stockton Street Property Company, the partnership owned controlling interest with an affiliate, the other investor in the foreclosed loan. Assets of the Stockton Street Property Company were completely sold in 2003. This LLC will be dissolved after its final tax return for year 2003 is filed. The partnership also intends to sell the property of Russian Hill Property Company and dissolve this LLC in the future. The two LLCs are further discussed under Notes to Consolidated Financial Statements (Note 5).

     The partnership's net income continued to take an upward trend. The net income increased from $6,093,000 in 2001 to $7,486,000 in 2002 and to $9,594,000
in 2003. This was made possible largely through investment of additional capital derived from sales of partnership units into loans. The secured loan portfolio increased from $82,790,000 in 2001, to $83,650,000 in 2002, to $147,174,000 in
2003, an increase of 78% over the two-year period. Although net income increased it did not increase in direct proportion to the increased size of the loan portfolio mainly because newly originated loans were placed at lower interest rates. Interest rates have been declining steadily since 2001. In order to be competitive the partnership has placed its loans at interest rates competitive in the marketplace. Mortgage interest income increased from $8,920,000 in 2001 to $11,416,000 in 2002, and to $12,496,000 in 2003, an increase of 40.09%.
During the year 2003 the partnership's annualized yield on compounding accounts was 7.76% and 7.50% on monthly distributing accounts.

Competition and General Economic Conditions.

     The partnership's major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership. The partnership is competitive in large part because the general partners generate all of their loans. Many of these competitors are unable, due to their size, to compete with the partnership's ability to make loans larger than $1,000,000 per transaction. The partnership's ability to regularly entertain loan requests at or above $1,000,000 reduces competition and can provide either higher quality loans, higher returns, or both. The general partners have been in the business of making or investing in mortgage loans in Northern California since 1978 and have developed a quality reputation and recognition within the field.

     Mortgage interest rates have fallen during the last 24 to 36 months. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a slowing economy and low rates of inflation. Although the general trend for interest rates has been down, many lenders have tightened their credit standards and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the partnership with additional lending opportunities at attractive interest rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the partnership. Additionally, lower general interest rates generally mean that borrowers can reduce their interest rates on existing debt, thereby lowering their monthly payments, which in many instances enhances a borrower's credit worthiness. In these situations borrowers generally seek financing at lower rates from institutional lenders. Continued rate reductions by the Federal Reserve Bank, a continued sluggish economy, and a low inflation rate could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the partnership to invest in, it will invest its excess cash, including proceeds from the offering of the units, in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Secured Loan Portfolio.

     A summary of the partnership's secured loan portfolio as of December 31, 2003, is set forth below (in thousands):

Loans as a Percentage of Appraised Values

First Trust Deeds                                                      $ 84,437
Appraised Value of Properties at Time of Loan                           178,381
                                                                    -----------
      Total Investment as a % of Appraisal                               47.34%
                                                                    ===========

First Trust Deed Loans                                                   84,437
Second Trust Deed Loans                                                  61,247
Third Trust Deed Loans                                                    1,490
                                                                    -----------
      Total of Trust Deed Loans                                         147,174

Priority Positions due other Lenders:
   First Trust Deed Loans due other Lenders                             113,051
   Second Trust Deed Loans due other Lenders                              3,819
                                                                    -----------

      Total Debt                                                       $264,044
                                                                    ===========

  Appraised Property Value at Time of Loan                              489,219
      Total Debt as a % of Appraisal based on appraised
        values and prior liens at date loan was consummated              53.97%
                                                                    ===========

Number of Secured Loans Outstanding                                          81

Average Secured Loan                                                   $  1,817
Average Secured Loan as a % of Secured Loans Outstanding                  1.23%
Largest Secured Loan Outstanding                                         16,010
Largest Secured Loan as a % of Secured Loans Outstanding                 10.88%
Largest Secured Loan as a % of Partnership Assets                         9.84%

Secured Loans as a Percentage of Total Secured Loans                   Percent
-----------------------------------------------------------------   -----------
First Trust Deed Loans                                                   57.37%
Second Trust Deed Loans                                                  41.62%
Third Trust Deed Loans                                                    1.01%
                                                                    -----------
Total Trust Deed Loan Percentage                                        100.00%
                                                                    ===========

Type of Secured Loans by Property                      Amount          Percent
-------------------------------------------------    ------------   -----------
Owner Occupied Homes                                    $ 13,656          9.28%
Non-Owner Occupied Homes                                  52,975         35.99%
Apartments                                                22,649         15.39%
Commercial                                                52,502         35.67%
Land                                                       5,392          3.67%
                                                     ------------   -----------
Total                                                   $147,174        100.00%
                                                     ============   ===========

The following is a distribution of secured loans outstanding as of December 31, 2003 by Counties (in thousands):

                                                     Total
               California County                  Secured Loans        Percent
  ------------------------------------------      -------------     -----------

  San Francisco Bay Area Counties
  Alameda                                           $  38,956            26.47%
  San Francisco                                        25,830            17.55%
  Santa Clara                                          23,569            16.01%
  San Mateo                                            12,105             8.23%
  Marin                                                 3,924             2.67%
  Contra Costa                                          2,827             1.92%
                                                  -----------       -----------
                                                      107,211            72.85%

  San Francisco Bay Area Adjacent Counties
  Napa                                                 10,846             7.37%
  Stanislaus                                            4,774             3.24%
  San Joaquin                                           4,017             2.73%
  Sonoma                                                  749             0.51%
                                                  -----------       -----------
                                                       20,386            13.85%

  Other California Counties
  Los Angeles                                           5,816             3.95%
  Riverside                                             5,150             3.50%
  All others                                            8,611             5.85%
                                                  -----------       -----------
                                                       19,577            13.30%

            Total                                   $ 147,174           100.00%
                                                  ===========       ===========


Statement of Condition of Secured Loans
         Number of Secured Loans in Foreclosure                        3

     Scheduled maturity dates of secured loans as of December 31, 2003 are as follows (in thousands):

                   Year Ending
                  December 31,
                ------------------

                      2004                $ 41,774
                      2005                  59,496
                      2006                  31,165
                      2007                   8,138
                      2008                   3,390
                   Thereafter                3,211
                                        ----------

                                          $147,174
                                        ==========

     The scheduled maturities for 2004 include nine loans totaling $10,767,000, and representing 7.32%% of the portfolio, past maturity at December 31, 2003. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. The partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. Interest payments on eight of these loans were delinquent. Of these past maturity loans, the partnership has begun foreclosure on two with principal balances totaling $2,535,000. These two foreclosures are included in the total number of foreclosures begun by the partnership, which total three.

Item 2 - Properties

     The partnership did not take back any collateral security from borrowers in 2003. During 2002, the partnership took back the collateral real estate security on two of its loans. In each instance, in order to reduce potential liabilities the partnership subsequently transferred at its book value the real estate taken back to two newly formed Limited Liability Companies "LLCs". One property was transferred to Stockton Street Property Company, LLC. This property, taken back through foreclosure, was comprised of six condominium units. Management of the LLC was through its managing member, Michael Burwell, a general partner of the partnership. All six units held by the Stockton Street Property Company, LLC were sold in 2003 at an overall loss of $127,000. The partnership's proportionate share of this loss was $85,000. It is anticipated that in 2004 the Stockton Street Property Company, LLC will be closed, remaining assets transferred back to the partnership in proportion to its ownership, and its operations will cease.

     The other property taken back in 2002 was transferred at its book value to Russian Hill Property Company, LLC. The real estate was held off the market during 2003, as the real estate market for this luxury view condominium in a prestigious neighborhood of San Francisco was very slow. The management of this LLC, in consultation with real estate professionals, will continue to review the market activity during 2004 and will place the property for sale when the timing is considered to be opportune. The partnership's net interest in the LLC was $3,979,000 net of a valuation allowance of $500,000. Michael R. Burwell, general partner of the partnership, is manager of this LLC.


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


                                     Part II


     Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Partnership Matters

     75,000,000 units at $1 each (minimum purchase of 2,000 units) are currently being offered ($125,000,000 in units were previously offered and sold through a series of offerings) through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in
Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2003, 3,830 limited partners had a capital balance of $138,649,000, net of Formation Loans and syndication costs.

     A  description  of  the  partnership  units,   transfer   restrictions  and
withdrawal provisions is more fully described under the section of the prospectus entitled "Description of Units" and "Summary of Limited Partnership Agreement", pages 72 through 73 of the prospectus, a part of the referenced registration statement, which is incorporated by reference.

Item 6 - Selected Consolidated Financial Data

Redwood Mortgage Investors VIII began operations in April 1993.

     Consolidated   financial   condition  and  results  of  operation  for  the
partnership as of and for the five years ended December 31, 2003 were (in thousands, except for net income per $1,000 invested by limited partners for entire period):

                           Consolidated Balance Sheets

                                     Assets

                                                                       December 31,
                                         ---------------------------------------------------------------------------

                                           2003             2002            2001            2000            1999
                                         ----------       ----------      ----------     ----------       ----------
Cash and cash equivalents                 $   8,921        $   7,188       $   1,917      $   1,460        $   1,603

Loans
   Loans secured by deeds of trust          147,174           83,650          82,790         68,571           35,693
   Loans, unsecured                              34                -               4             54               49
   Accrued interest and late fees             4,735            3,913           3,345          1,039              712
   Advances on loans                            416              279             195            172               33
   Less allowance for losses                (2,649)          (3,021)         (2,247)        (1,345)            (834)

Other receivables                                 -              888               -              -                -

Investment in LLC                                 -                                -              -              373
Real estate owned  (REO), net                 3,979            9,286               -              -                -
Other assets                                     44               22               6             13                6
                                         ----------       ----------      ----------     ----------       ----------
                                          $ 162,654        $ 102,205       $  86,010      $  69,964        $  37,635
                                         ==========       ==========      ==========     ==========       ==========

                        Liabilities and Partners Capital

                                                                       December 31,
                                         ---------------------------------------------------------------------------

                                           2003             2002            2001            2000            1999
                                         ----------       ----------      ----------     ----------       ----------
Liabilities

   Accounts payable                       $     224        $     449       $      74      $      30        $      29
   Payable to affiliate                         448              294             109              -                -
   Line of credit                            22,000                -          11,400         16,400                -
   Note payable                                   -            1,782               -              -                -
   Deferred interest                              -              112               -             82              214
   Minority interest                              -            1,213               -              -                -
   Subscriptions to partnership in
     applicant status                         1,210            2,578             673            225              330
                                         ----------       ----------      ----------     ----------       ----------
                                             23,882            6,428          12,256         16,737              573
                                         ----------       ----------      ----------     ----------       ----------

Partners' capital
  Limited partners subject to
       redemption                           138,649           95,690          73,687         53,180           37,030
  General partners subject to
       redemption                               123               87              67             47               32
                                         ----------       ----------      ----------     ----------       ----------
       Total partners' capital              138,772           95,777          73,754         53,227           37,062
                                         ----------       ----------      ----------     ----------       ----------

                                          $ 162,654        $ 102,205       $  86,010      $  69,964        $  37,635
                                         ==========       ==========      ==========     ==========       ==========

                        Consolidated Statements of Income

                                                                               December 31,
                                              ----------------------------------------------------------------------------

                                                 2003             2002            2001            2000            1999
                                              -----------      -----------     -----------     -----------     -----------
Gross revenue                                   $  12,958        $  11,691       $   9,088       $   6,396       $   4,478
Expenses                                            3,369            4,204           2,994           2,104           1,534
                                              -----------      -----------     -----------     -----------     -----------
Income before interest credited to
     partners in applicant status                   9,589            7,487           6,094           4,292           2,944
Interest credited to partners in
     applicant status                                  37                1               1               5               2
                                              -----------      -----------     -----------     -----------     -----------
Minority interest share of subsidiary loss             42                -               -               -               -

Net income                                      $   9,594        $   7,486       $   6,093       $   4,287       $   2,942
                                              ===========      ===========     ===========     ===========     ===========

Net income to general partners (1%)                    96               75              61              43              29
Net income to limited partners (99%)                9,498            7,411           6,032           4,244           2,913
                                              -----------      -----------     -----------     -----------     -----------

Total net income                                $   9,594        $   7,486       $   6,093       $   4,287       $   2,942
                                              ===========      ===========     ===========     ===========     ===========

Net income per $1,000 invested by
    limited partners for entire period
      (annualized) - where income is compounded and
       retained                                 $      78        $      87       $      90       $      86       $      84
                                              ===========      ===========     ===========     ===========     ===========

  - where partner receives income in
       monthly distributions                    $      75        $      84       $      86       $      83       $      81
                                              ===========      ===========     ===========     ===========     ===========

     The annualized yield, when income is compounded and retained for 1999 was 8.42%, for 2000 it was 8.58%, for 2001 it was 8.98%, for 2002 it was 8.69% and
for 2003 it was 7.76%. The annualized yield, when income is distributed monthly for 1999 was 8.11%, for 2000 it was 8.26%, for 2001 it was 8.63%, for 2002 it
was 8.36% and for 2003 it was 7.50%. The average annualized yield, when income is compounded and retained, from inception through December 31, 2003, was 8.43%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2003 was 8.07%

     Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.


     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reported periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure. At December 31, 2003, the partnership owned one real estate property, which was taken back from a defaulted borrower.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. In 2001, 2002 and 2003, loan brokerage commissions paid by the borrowers were $1,156,000, $996,000 and $2,621,000, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $552,000, $1,098,000 and $1,057,000 were incurred for the years ended December 31, 2001, 2002 and 2003, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the partnership, then net income would have been reduced by approximately $528,000. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership's agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $158,000, $325,000 and $468,000 were incurred by the partnership for years 2001, 2002 and 2003, respectively.

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

     o Contributed Capital The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2002 and 2003, a general partner, Gymno Corporation, had contributed $93,000 and $133,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

     The following table summarizes Formation Loan transactions through December 31, 2003 (in thousands):

                                                                      Offering
                                       --------------------------------------------------------------------

                                          1st           2nd            3rd           4th            5th            Total
                                       ----------    ----------     ----------    ----------    -----------     -----------
     Limited partner contributions       $ 14,932      $ 29,993       $ 29,999      $ 49,985      $   6,360        $131,269
                                       ==========    ==========     ==========    ==========    ===========     ===========
     Formation Loans made                   1,075         2,272          2,218         3,777            453           9,795
     Payments to date                       (690)         (837)          (384)         (130)              -         (2,041)
     Early withdrawal penalties
        applied                              (63)          (88)           (53)             -              -           (204)
                                       ----------    ----------     ----------    ----------    -----------     -----------
     Balance, December 31, 2003          $    322      $  1,347       $  1,781      $  3,647      $     453        $  7,550
                                       ==========    ==========     ==========    ==========    ===========     ===========

     The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of the Formation Loan at December 31 of each year until the offering period is closed. Thereafter, the remaining Formation Loan is paid in ten equal amortizing payments over a period of ten years.

     On December 31, 2003, the partnership was in the offering stage of its fifth offering, ($75,000,000). Contributed capital equaled $14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, $49,985,000 for the fourth offering and $6,360,000 for the fifth offering, totaling an aggregate of $131,269,000 as of December 31, 2003. Of this amount, $1,210,000 remained in applicant status.

Results of Operations - For the years ended December 31, 2001, 2002 and 2003.

     The net income increase of $1,806,000 (42%) for the year ended December 31, 2001 was due primarily to an increase in interest earned on loans of $2,659,000, an increase in late fees of $33,000, and a decrease in professional fees of $51,000; offset by expense increases due primarily to the increased size of the partnership loan portfolio of $46,000 for mortgage servicing fees, $85,000 for interest expense, $596,000 for provisions for losses on loans, $97,000 for asset management fees, and $127,000 for clerical cost from Redwood Mortgage Corp. The net income increase of $1,393,000 (23%) for the year ended December 31, 2002 was due primarily to an increase in interest earned on loans of $2,496,000, an increase in late fees of $15,000, a decrease in interest expense of $456,000; offset by expense increases due primarily to the increased size of the partnership of $546,000 for mortgage servicing fees, $323,000 for provisions for losses on loans and provisions for losses on real estate, $167,000 for asset management fees, $25,000 for clerical costs from Redwood Mortgage Corp., $53,000 for professional fees and $444,000 for broker expense. The net income increase of $2,108,000 (28%) for the year ended December 31, 2003 was due primarily to an increase in interest earned on loans of $1,080,000, an increase in late fees of $87,000, an increase in bank interest of $48,000, an increase in miscellaneous income of $12,000, a decrease in the provisions for losses on loans and real estate of $498,000, a decrease in loan servicing fees of $41,000, a decrease in interest expense of $445,000, and a decrease in broker expense of $263,000; offset by expense increases due primarily to the increased size of the partnership of $45,000 for professional services, $143,000 for asset management fees, $24,000 for clerical costs through Redwood Mortgage Corp., $36,000 for subscription interest and $142,000 in other expenses after the consideration of the minority interest's share of the subsidiary loss.

     The increase in interest on loans of $2,659,000 (42%), $2,496,000 (28%) and $1,080,000 (9%) for the years ended December 31, 2001, 2002 and 2003, respectively, was due primarily to the increased size of the partnership secured loan portfolio, which increased from $68,571,000 at December 31, 2000, to $82,790,000 at December 31, 2001, to $83,650,000 at December 31, 2002 and to
$147,174,000 at December 2003. The lower percentage rate of interest increase on loans (9%) in 2003 is in part due to the lower interest rate environment in 2003 as compared to 2001 and 2002 and reduced collection of "additional interest" on one of the partnership's loans of $525,000 in 2003 than in 2002. Additional interest is only negotiated on a small percentage of loans and occasionally adds to income.

     The partnership has imputed interest on its Formation Loan. The resulting interest income and offsetting amortization of discount on imputed interest of $53,000, $159,000 and $195,000 in 2001, 2002 and 2003, respectively, has been reflected in the accompanying consolidated financial statements. The imputed amounts increased over 2001, 2002 and 2003 due to increases in the Formation Loan from the sale of additional limited partnership investments.

     The increase in other income of $92,000 (133%) and $101,000 (63%) for the years ended December 31, 2002 and 2003, respectively, was primarily due to increased imputed interest income from the larger formation loan existing at year ends 2001, 2002 and 2003. Additionally, during 2003 bank interest earned was higher than in previous years as the partnership kept more cash in interest bearing accounts than in 2002 and 2001.

     The late charge income increases of $33,000 (50%), $15,000 (15%) and $87,000 (76%) for the years ended 2001, 2002 and 2003, respectively, is largely attributed to the growth in the loan portfolio.

     The increase in interest on the line of credit of $85,000 (10%) during the year ended 2001 is reflective of higher credit line usage in 2001. Our credit line is tied to prime and the prime rate declined from 9.5% in May, 2000 to 4.00% during 2003. The decrease of $445,000 (86%) and $456,000 (47%) in interest expense in 2003 and in 2002, respectively, is primarily due to lower average credit line usage and the reduction of the credit line interest rate. The partnership utilized its bank line of credit substantially less during 2003. Instead it relied largely on the new capital of investors, which totaled $40,030,000 in 2003. During 2003 credit line interest expense was $71,000, a drop of $445,000 (86%) from 2002.

     The increase/(decrease) in mortgage servicing fees for 2001, 2002 and 2003 was $46,000 (9%), $546,000 (99%) and ($41,000) (4%). Mortgage servicing fees increased primarily due to increases in the outstanding loan portfolio. During 2002, additional servicing fees were earned related to impaired loans. The partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received. These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the partnership, then net income would have been reduced by approximately $528,000. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership's agreement directly impacts the yield to the limited partners.

     The increase in the provision for losses on loans and real estate in 2001 and 2002 of $596,000 (159%) and $323,000 (34%), respectively, is primarily due to the loan portfolio increasing in amount and due to recognition that we were in more difficult economic times. As the partnership's loan portfolio has increased and since the partnership acquired two properties in 2002, the provisions for loss have also been increased. The decrease in the provision for losses on loans and real estate of $498,000 (39%) in 2003 was because management felt that the overall reserve accumulation of $3,149,000 was adequate and that the magnitude of provisions already made in 2002 and prior years was not necessary to be carried forward in 2003. The real estate market and economic times seem to have stabilized and may perhaps be improving. Real estate owned has been substantially reduced by $5,307,000 from the December 31, 2002 balance of $9,286,000 to the December 31, 2003 balance of $3,979,000. In addition, loans in foreclosure have come down considerably from six totaling $4,029,000 at December 31, 2002, to three totaling $2,931,000 at December 31, 2003.

     The increase in management fees of $97,000 (150%), $167,000 (106%) and $143,000 (44%) for 2001, 2002 and 2003, respectively, is due to the increase in capital under management in 2001, 2002 and 2003. In addition, the general partners began collecting the full asset management fees of .375% during 2002 and 2003, as compared to .25% in 2001.

     The increase in clerical costs of $127,000 (112%), $25,000 (10%) and $24,000 (9%) for 2001, 2002 and 2003, respectively, is due primarily to an increase in the partnership size and in 2001 to an upgrade of computer hardware and software.

     In 2003 the net loss of $85,000 in subsidiary interest resulted through a sale of one of the real estate owned properties. The partnership did not take any losses on real estate owned property sales in 2001 or 2002 since the partnership did not own any properties in 2001 and did not sell either of the two properties owned in 2002.

     Broker expense of $0 in 2001, $444,000 in 2002 and $181,000 in 2003 was due
to the partnership having an obligation to pay one-half of "additional interest" collected on one of its loans to a non-affiliated real estate broker. This expense ended in 2003 with the full collection of the "additional interest" totaling $1,250,000.

     The increase in other expense of $9,000 (26%) and $184,000 (418%) for the years ended December 31, 2002 and 2003, respectively, was due to growth of the partnership size, and the large increase in 2003 was due to the loss sustained on the sale of the Stockton Street Property Company, LLC real estate and increased subscription interest while new funds from limited partners awaited entry into the partnership.

     Partnership capital continued to increase as the partnership received new limited partner capital contributions of $19,712,000, $21,563,000 and $40,030,000 and retained the earnings of limited partners that have chosen to do so of $3,892,000, $4,716,000 and $5,958,000 for the years 2001, 2002 and 2003, respectively. The partnership ceased raising funds during the period of May 2002 through October 2002 while it was in application status for a fourth offering of units. The fourth offering commenced October 30, 2002 and closed on October 6, 2003. On October 7, 2003 the partnership commenced its fifth offering and funds raised will be used to increase the partnership's capital base and provide funds for additional mortgage loans.

     The partnership began funding loans on April 14, 1993 and as of December 31, 2003, had credited earnings to limited partners who elected to retain earnings at an average annualized yield of 8.43%. Limited partners who elected to have their earnings distributed monthly had an average annualized yield of 8.07% since inception through December 31, 2003.

     In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio. Since its inception, the credit limit has increased from $3,000,000 to $22,000,000. The size of the credit line facility could again increase as the partnership's capital increases. This added source of funds may help in maximizing the partnership's yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 2001, 2002 and 2003, the outstanding balance on the line of credit was $11,400,000, $0 and $22,000,000, respectively. Cash generated from interest earnings, late charges, amortization on principal, loan payoffs and capital contributed by limited partners was utilized to pay down the credit line in full at year ended December 31, 2002.

     Since January, 2001, and through December 31, 2003, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2004 at rates similar to those that prevailed in 2003. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% over the year 2004. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 7.00% and 7.50% in 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003, the economy has stabilized, but is still stagnant. At December 31, 2003 the partnership had 16 loans past due 90 days or more totaling $27,182,000. Included in these 90 day or more delinquent loans are three notices of default beginning the process of foreclosing three of our loans. The principal amounts of the three foreclosed loans total $2,931,000 or 2.0% of the loan portfolio.

     In addition to the three workout agreements with borrowers in foreclosure, the partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The total number of partnership workout agreements with borrowers is six, inclusive of matured, foreclosed or 90-day delinquent loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at December 31, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2003, the partnership filed some foreclosure proceedings to enforce the terms of our loans. In some of these instances the borrowers have been able to remedy the foreclosures we have filed. The partnership did not own any properties taken back through foreclosure in 2001. During 2002, we completed foreclosure of two loans, which resulted in the partnership taking back two real estate properties. These properties are more fully discussed under Item 2 - Properties. The partnership's foreclosed principal balances were $6,565,000 after excluding an affiliated partnership's interest in one of the properties. During 2003, one of the properties owned through foreclosure was sold at an overall loss of $127,000, $85,000 to the partnership and $42,000 allocated to the minority interest. During 2003 the partnership did not take back any property through the foreclosure process. In 2004, we may initiate foreclosure on delinquent borrowers or borrowers who become delinquent during the year. We may take back additional real estate through the foreclosure process in 2004. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $3,149,000 through December 31, 2003. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of December 31, 2003, is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     The partnership may restructure loans. This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

     During 2003, the partnership restructured three loans by granting one new loan and two other loans through modification. The total amount of restructure was $15,599,000. In 2002 the partnership restructured three loans by granting two new loans totaling $1,090,000.

Borrower Liquidity and Capital Resources.

     The partnership relies upon sales of partnership units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could see both or either of a surge of unit purchases by prospective limited partners, and significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and earnings requirements. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the partnership credit line or in other partnership business. Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the partnership credit line or for other partnership business.

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

     During the years stated below, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                 2001              2002             2003
                            -------------     -------------    -------------
   Compounding                 $3,892,000        $4,716,000       $5,958,000
   Distributing                $1,962,000        $2,517,000       $3,362,000


     As of December 31, 2001, 2002 and 2003 limited partners electing to receive cash distributions of earnings represented 34%, 35% and 36%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2003, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2003 were:

                                  2001             2002              2003
                              ------------     -------------     ------------

   Cash distributions           $1,962,000        $2,517,000       $3,362,000
   Capital liquidation*         $1,425,000        $1,049,000       $1,845,000
                              ------------     -------------     ------------

       Total                    $3,387,000        $3,566,000       $5,207,000
                              ============     =============     ============

* These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the past three years ended December 31, 2003, capital liquidated subject to the 10% penalty for early withdrawal was:

                                  2001              2002             2003
                              ------------      ------------     ------------
                                  $730,000          $244,000         $786,000

     This represents 0.99%, 0.26% and 0.57% of the limited partners' ending capital for the years ended December 31, 2001, 2002 and 2003, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     The partnership makes loans primarily in Northern California. As of December 31, 2003, approximately 72.85% of the loans held were in the six San Francisco Bay Area Counties, 13.85% were in counties adjacent to the San
Francisco Bay Area and the balance 13.30% were in other counties throughout California. Like the rest of the nation, the San Francisco Bay Area felt the recession and accompanying slow down in economic growth and increasing unemployment.

     Recently the national Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The Office of Federal Housing Enterprise Oversight reported that the state average home prices rose 13.8% in 2003. Southern California home price appreciation outpaced Northern California home price appreciation. Yet, even Santa Clara County had positive price appreciation in 2003. The residential market is not all positive. The luxury home market in the San Francisco Bay Area is still well below values posted in 1999 and 2000. The strong residential real estate outlook implies that collateral values behind the partnership's loans should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate.

     While the residential market outlook remains strong overall the commercial real estate market is not as strong.

     Commercial property values are chiefly tied to the income a property can produce. Vacancies in office properties since 2000 have risen sharply in the San Francisco Bay Area. In the fourth quarter of 2003 both BT Commercial Real Estate and Cornish and Carey Commercial/Oncor International reported declines in San Francisco peninsula office vacancies. Each reported about 1% declines to about 27.3%. Colliers International reported a decline in San Francisco office vacancy in the fourth quarter of 2003 from 17.3% to 16.9%. Rents have also continued to fall and in San Francisco the average is $29.31, which is down from $30.04 at the start of 2003. These statistics seem to indicate that the commercial rental market is stabilizing but that existing vacancies will take a long time to fill. Commercial real estate values have decreased but lowered capitalization rates have helped keep commercial property from large value reductions. The decrease in vacancies could mean improved cash flows for owners, which translates into improved debt service abilities

     As of December 31, 2003, the partnership had an average loan to value ratio based upon appraisals and prior liens as of the date the loan was made of 53.97%. This did not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

     The foregoing analysis of year 2003 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and our line of credit as of December 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2003 (in thousands).

                                         2004        2005        2006        2007        2008      Thereafter     Total
                                       ---------   ---------   ---------   ---------   ---------   ----------   ---------
Interest earning assets:
Money market accounts                   $  7,503                                                                 $  7,503
Average interest rate                      1.00%                                                                    1.00%
Loans secured by deeds of trust         $ 41,774    $ 59,496    $ 31,165    $  8,138    $  3,390     $  3,211    $147,174
Average interest rate                     11.17%      10.17%      10.19%      10.45%       9.89%       10.32%      10.47%

Interest bearing liabilities
Line of credit                          $ 22,000           -           -           -           -            -    $ 22,000
Average interest rate                      4.00%           -           -           -           -            -       4.00%

Market Risk.

     The partnership's line of credit bears interest at a variable rate, tied to the prime rate. As a result, the partnership's primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit. The partnership may also suffer market risk tied to general trends affecting real estate values that may impact the partnership's security for its loans.

     The partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the partnership's mortgage loans (100% as of December 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership's investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

     The partnership does not hedge or otherwise seek to manage interest rate risk. The partnership does not enter into risk sensitive instruments for trading purposes.


PORTFOLIO REVIEW - For the years ended December 31, 2001, 2002 and 2003.

Secured Loan Portfolio.

     The partnership's secured loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2001, 2002 and 2003 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $68,291,000 (82.50%), $61,741,000 (73.81%) and $107,211,000 (72.85%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. No partnership loan equals or exceeds 10% of the partnership's assets.

     The following table sets forth the distribution of loans held by the partnership by property type for the years ended December 31, 2001, 2002 and 2003 (in thousands):

                                                                           December 31,
                                       ------------------------------------------------------------------------------------

                                                2001                           2002                          2003
                                       ------------------------      ------------------------      ------------------------

Single family homes (1-4 units)          $ 37,542        45.35%        $ 36,574        43.72%        $ 66,631        45.27%
Apartments (over 4 units)                   7,337         8.86%           6,572         7.86%          22,649        15.39%
Commercial                                 32,105        38.78%          32,089        38.36%          52,502        35.67%
Land                                        5,806         7.01%           8,415        10.06%           5,392         3.67%
                                       ----------    ----------      ----------    ----------      ----------     ---------

          Total                          $ 82,790       100.00%        $ 83,650       100.00%        $147,174       100.00%
                                       ==========    ==========      ==========    ==========      ==========     =========

     As of December 31, 2003, the partnership held 81 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of December 31, 2003.


        PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
                     As of December 31, 2003 (in thousands)

                                                                         # of Loans      Amount           Percent
                                                                         ----------    -----------      -----------

       1st Mortgages                                                             43       $ 84,437           57.37%
       2nd Mortgages                                                             35         61,247           41.62%
       3rd Mortgages                                                              3          1,490            1.01%
                                                                         ==========    ===========      ===========
            Total                                                                81       $147,174          100.00%

       Maturing in 2004                                                          23       $ 41,774           28.38%
       Maturing in 2005                                                          18         59,496           40.43%
       Maturing in 2006                                                          17         31,165           21.18%
       Maturing after 12/31/06                                                   23         14,739           10.01%
                                                                         ==========    ===========      ===========
            Total                                                                81       $147,174          100.00%

       Average secured loan as a % of secured loan portfolio                              $  1,817            1.23%
       Largest secured loan as a % of secured loan portfolio                                16,010           10.88%
       Smallest secured loan as a % of secured loan portfolio                                   40            0.03%
       Average secured loan-to-value at time of loan based on
           appraisals and prior liens at time of loan                                                        53.97%
       Largest secured loan as a % of partnership assets                                    16,010           11.54%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of December 31, 2003 the general partners have determined that the allowance for loan losses of $2,649,000 (1.91% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2003, 16 loans were delinquent over 90 days amounting to $27,182,000. Additionally, $3,693,000 of these delinquent loans were subject to workout agreements.

     The partnership also makes loans requiring periodic disbursements of funds. As of December 31, 2003 there were eleven such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans, which are periodically disbursed as of December 31, 2003, is set forth below (in thousands):

                                Complete Construction        Rehabilitation
                                ----------------------     -----------------

    Disbursed funds                    $ 13,899                 $21,978
    Undisbursed funds                  $ 11,540                 $ 3,202


Item 8 - Consolidated Financial Statements and Supplementary Data

A - Consolidated Financial Statements

     The following financial statements of Redwood Mortgage Investors VIII are included in Item 8:

   o  Independent Auditors' Report
   o  Consolidated Balance Sheets - December 31, 2003, and December 31, 2002
   o Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
   o Consolidated Statements of Changes In Partners' Capital for the years ended December 31, 2003, 2002 and 2001
   o Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
   o  Notes to Consolidated Financial Statements


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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2003

     TABLE OF CONTENTS                                               Page No.

     Independent Auditors' Report                                       23

     Consolidated Balance Sheets                                        24

     Consolidated Statements of Income                                  25

     Consolidated Statements of Changes in Partners' Capital            26

     Consolidated Statements of Cash Flows                              28

     Notes to Consolidated Financial Statements                         29

     Supplemental Schedules

          Schedule II -  Valuation and Qualifying Accounts              44

          Schedule IV -  Mortgage Loans on Real Estate                  45
             Rule 12-29 Loans on Real Estate

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600





                          INDEPENDENT AUDITORS' REPORT


To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

     We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VIII as of December 31, 2003 and 2002 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



                                                        ARMANINO McKENNA  LLP

San Ramon, California
February 13, 2004

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                                 (in thousands)

                                     ASSETS

                                                            2003        2002
                                                        -----------  ----------

  Cash and cash equivalents                               $   8,921   $   7,188
                                                        -----------  ----------

  Loans
     Loans secured by deeds of trust                        147,174      83,650
     Loans, unsecured                                            34           -
     Allowance for loan losses                              (2,649)     (3,021)
                                                        -----------  ----------
       Net loans                                            144,559      80,629
                                                        -----------  ----------

  Interest and other receivables
     Accrued interest and late fees                           4,735       3,913
     Advances on loans                                          416         279
     Other receivables                                            -         888
                                                        -----------  ----------
       Total interest and other receivables                   5,151       5,080
                                                        -----------  ----------

  Other assets
     Loan origination fees, net                                  44          22
     Real estate held for sale, net                           3,979       9,286
                                                        -----------  ----------
       Total other assets                                     4,023       9,308
                                                        -----------  ----------

       Total assets                                       $ 162,654   $ 102,205
                                                        ===========  ==========

                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
     Line of credit                                       $  22,000   $       -
     Accounts payable                                           224         449
     Payable to affiliate                                       448         294
     Deferred interest                                            -         112
     Note payable                                                 -       1,782
                                                        -----------  ----------
       Total liabilities                                     22,672       2,637
                                                        -----------  ----------

  Minority interest                                               -       1,213
                                                        -----------  ----------
  Investors in applicant status                               1,210       2,578
                                                        -----------  ----------

  Partners' capital
     Limited partners' capital, subject to redemption,
       net of unallocated syndication costs of $875
       and $592 for 2003 and 2002, respectively; and
       net of formation loan receivable of $7,550
       and $5,258 for 2003 and 2002, respectively           138,649      95,690

     General partners' capital, net of unallocated
       syndication costs of $9 and $6 for 2003 and
       2002, respectively                                       123          87
                                                        -----------  ----------
       Total partners' capital                              138,772      95,777
                                                        -----------  ----------

       Total liabilities and  partners' capital           $ 162,654   $ 102,205
                                                        ===========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for per limited partner amounts)

                                                                            2003              2002             2001
                                                                        ------------      -----------       ----------

Revenues
   Interest on loans                                                      $  12,496         $  11,416         $  8,920
   Late fees                                                                    201               114               99
   Other                                                                        262               161               69
                                                                        -----------       -----------       ----------
                                                                             12,958            11,691            9,088
                                                                        -----------       -----------       ----------

Expenses
   Mortgage servicing fees                                                    1,057             1,098              552
   Interest expense                                                              71               516              972
   Amortization of loan origination fees                                         23                12               14
   Provision for losses on loans                                                782               780              957
   Provision for losses on real estate                                            -               500                -
   Asset management fees                                                        468               325              158
   Clerical costs from Redwood Mortgage Corp.                                   290               266              241
   Professional services                                                        111                66               13
   Broker expense                                                               181               444                -
   Amortization of discount on imputed interest                                 195               154               53
   Other                                                                        228                44               35
                                                                        -----------       -----------       ----------
                                                                              3,406             4,205            2,995
                                                                        -----------       -----------       ----------

Income before minority interest                                               9,552             7,486            6,093

Minority interest share of subsidiary loss                                       42                 -                -
                                                                        -----------       -----------       ----------

Net income                                                                $   9,594         $   7,486         $  6,093
                                                                        ===========       ===========       ==========

Net income
   General partners (1%)                                                  $      96         $      75         $     61
   Limited partners (99%)                                                     9,498             7,411            6,032
                                                                        -----------       -----------       ----------

                                                                          $   9,594         $   7,486         $  6,093
                                                                        ===========       ===========       ==========

Net income per $1,000 invested by limited partners
   for entire period
    Where income is reinvested and compounded                             $      78         $      87         $     90
    Where partner receives income in monthly distributions                $      75         $      84         $     86

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)

                                                                                      Limited Partners

                                                                    ---------------------------------------------------------
                                                      Partners       Capital                                          Total
                                                         In          Account        Unallocated     Formation        Limited
                                                      Applicant      Limited        Syndication       Loan,         Partners'
                                                       Status        Partners'         Costs          Gross          Capital
                                                     -----------    -----------     -----------    -----------    -----------

Balances at December 31, 2000                          $     225      $  56,502      $   (311)      $  (3,011)      $  53,180
   Contributions on application                           19,712              -              -               -              -
   Formation loan increases                                    -              -              -         (1,462)        (1,462)
   Formation loan payments received                            -              -              -             300            300
   Interest credited to partners in applicant
     status                                                    1              -              -               -              -
   Transfers to partners' capital                       (19,265)         19,245              -               -         19,245
   Net income                                                  -          6,032              -               -          6,032
   Syndication costs incurred                                  -              -          (291)               -          (291)
   Allocation of syndication costs                             -          (178)            178               -              -
   Partners' withdrawals                                       -        (3,317)              -               -        (3,317)
   Early withdrawal penalties                                  -           (70)             24              46              -
                                                     ------------   -----------    -----------     -----------    -----------

Balances at December 31, 2001                                673         78,214          (400)         (4,127)         73,687
   Contributions on application                           21,563              -              -               -              -
   Formation loan increases                                    -              -              -         (1,677)        (1,677)
   Formation loan payments received                            -              -              -             530            530
   Interest credited to partners in applicant
     status                                                    1              -              -               -              -
   Transfers to partners' capital                       (19,659)         19,659              -               -         19,659
   Net income                                                  -          7,411              -               -          7,411
   Syndication costs incurred                                  -              -          (377)               -          (377)
   Allocation of syndication costs                             -          (178)            178               -              -
   Partners' withdrawals                                       -        (3,543)              -               -        (3,543)
   Early withdrawal penalties                                  -           (23)              7              16              -
                                                     ------------   -----------    -----------     -----------    -----------

Balances at December 31, 2002                              2,578        101,540          (592)         (5,258)         95,690
   Contributions on application                           40,030              -              -               -              -
   Formation loan increases                                    -              -              -         (2,929)        (2,929)
   Formation loan payments received                            -              -              -             575            575
   Interest credited to partners in applicant
     status                                                   37              -              -               -              -
   Interest withdrawn                                       (14)              -              -               -              -
   Transfers to partners' capital                       (41,421)         41,421              -               -         41,421
   Net income                                                  -          9,498              -               -          9,498
   Syndication costs incurred                                  -              -          (478)               -          (478)
   Allocation of syndication costs                             -          (178)            178               -              -
   Partners' withdrawals                                       -        (5,128)              -               -        (5,128)
   Early withdrawal penalties                                  -           (79)             17              62              -
                                                     ------------   -----------    -----------     -----------    -----------

Balances at December 31, 2003                          $   1,210      $ 147,074      $   (875)      $  (7,550)      $ 138,649
                                                     ============   ===========    ===========     ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (continued)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)

                                                                      General Partners
                                                        -------------------------------------------

                                                          Capital                         Total
                                                          Account       Unallocated      General          Total
                                                          General       Syndication      Partners'      Partners'
                                                         Partners'         Costs          Capital        Capital
                                                        -----------     -----------     -----------    -----------

Balances at December 31, 2000                             $      51       $     (3)       $      48      $  53,228
   Contributions on application                                   -               -               -              -
   Formation loan increases                                       -               -               -        (1,462)
   Formation loan payments received                               -               -               -            300
   Interest credited to partners in applicant status              -               -               -              -
   Capital contributed                                           20               -              20         19,265
   Net income                                                    61               -              61          6,093
   Syndication costs incurred                                     -             (3)             (3)          (294)
   Allocation of syndication costs                              (2)               2               -              -
   Partners' withdrawals                                       (59)               -            (59)        (3,376)
   Early withdrawal penalties                                     -               -               -              -
                                                        -----------     -----------     -----------    -----------

Balances at December 31, 2001                                    71             (4)              67         73,754
   Contributions on application                                   -               -               -              -
   Formation loan increases                                       -               -               -        (1,677)
   Formation loan payments received                               -               -               -            530
   Interest credited to partners in applicant status              -               -               -              -
   Capital contributed                                           22               -              22         19,681
   Net income                                                    75               -              75          7,486
   Syndication costs incurred                                     -             (4)             (4)          (381)
   Allocation of syndication costs                              (2)               2               -              -
   Partners' withdrawals                                       (73)               -            (73)        (3,616)
   Early withdrawal penalties                                     -               -               -              -
                                                        -----------     -----------     -----------    -----------

Balances at December 31, 2002                                    93             (6)              87         95,777
   Contributions on application                                   -               -               -              -
   Formation loan increases                                       -               -               -        (2,929)
   Formation loan payments received                               -               -               -            575
   Interest credited to partners in applicant status              -               -               -              -
   Interest withdrawn                                             -               -               -              -
   Capital contributed                                           40               -              40         41,461
   Net income                                                    96               -              96          9,594
   Syndication costs incurred                                     -             (5)             (5)          (483)
   Allocation of syndication costs                              (2)               2               -              -
   Partners' withdrawals                                       (95)               -            (95)        (5,223)
   Early withdrawal penalties                                     -               -               -              -
                                                        -----------     -----------     -----------    -----------

Balances at December 31, 2003                             $     132       $     (9)       $     123      $ 138,772
                                                        ===========     ===========     ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)

                                                                          2003            2002             2001
                                                                       -----------     -----------      -----------
Cash flows from operating activities
   Net income                                                            $   9,594       $   7,486        $   6,093
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Amortization of loan fees                                                23              12               14
       Imputed interest income                                               (195)           (154)             (53)
       Amortization of discount                                                195             154               53
       Provision for loan and real estate losses                               782           1,280              957
       Realized loss on sale of real estate                                    127               -                -
       Minority interest share of subsidiary loss                             (42)               -                -
       Change in operating assets and liabilities
         Unsecured loans                                                         -               4               50
         Accrued interest and late fees                                    (3,448)         (1,253)          (2,306)
         Advances on loans                                                   (500)           (312)             (23)
         Other receivables                                                     888           (888)                -
         Loan origination fees                                                (45)            (28)              (7)
         Accounts payable                                                    (225)             375               44
         Payable to affiliate                                                  154             185              109
         Deferred interest                                                   (112)             112             (82)
                                                                       -----------     -----------      -----------
Net cash provided by operating activities                                    7,196           6,973            4,849
                                                                       -----------     -----------      -----------

Cash flows from investing activities
   Loans originated                                                       (96,820)        (32,601)         (47,512)
   Principal collected on loans                                             35,097          26,083           33,239
   Payments for development of real estate                                   (706)           (219)                -
   Proceeds from disposition of real estate                                  6,036               -                -
                                                                       -----------     -----------      -----------
Net cash used in investing activities                                     (56,393)         (6,737)         (14,273)
                                                                       -----------     -----------      -----------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                           22,000        (11,400)          (5,000)
   Repayments on note payable                                              (1,782)             (7)                -
   Contributions by partner applicants                                      40,093          21,586           19,713
   Partners' withdrawals                                                   (5,223)         (3,616)          (3,376)
   Syndication costs paid                                                    (483)           (381)            (294)
   Formation loan lending                                                  (2,929)         (1,677)          (1,462)
   Formation loan collections                                                  575             530              300
   Distributions to minority interest                                      (1,321)               -                -
                                                                       -----------     -----------      -----------
Net cash provided by financing activities                                   50,930           5,035            9,881
                                                                       -----------     -----------      -----------

Net increase in cash and cash equivalents                                    1,733           5,271              457

Cash and cash equivalents - beginning of year                                7,188           1,917            1,460
                                                                       -----------     -----------      -----------

Cash and cash equivalents - end of year                                  $   8,921       $   7,188        $   1,917
                                                                       ===========     ===========      ===========

Supplemental disclosures of cash flow information
   Cash paid for interest, net                                           $      71       $     516        $     972

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


1.     Organizational and General

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993. The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp., both California corporations. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At December 31, 2003, the Partnership was in its fifth offering stage, wherein contributed capital totaled $131,269,000 of approved aggregate offerings of $200,000,000. As of December 31, 2003 and 2002, $1,210,000 and $2,578,000, respectively, remained in applicant status, and total Partnership units sold were in the aggregate of $131,269,000 and $91,239,000, respectively.

     A minimum of $250,000 and a maximum of $15,000,000 in Partnership units were initially offered through qualified broker-dealers. This initial offering closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000, which closed on August 30, 2000. On August 31, 2000, the Partnership commenced a third offering for an additional $30,000,000, which closed in April 2002. On October 31, 2002, the Partnership commenced a fourth offering for an additional $50,000,000, which closed in October 2003. On October 7, 2003, the Partnership commenced a fifth offering for an additional $75,000,000. As loans are identified, partners are transferred from applicant status to admitted partners participating in loan operations.

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

     The formation loan relating to the initial offering ($15,000,000) totaled $1,075,000, which was 7.2% of limited partners' contributions of $14,932,000. It is being repaid, without interest, in ten annual installments of $107,000, which commenced on January 1, 1997, following the year the initial offering closed.

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

     The formation loan relating to the third offering ($30,000,000) totaled $2,218,000, which was 7.4% of the limited partners' contributions of $29,999,000. It is to be repaid, without interest, in ten annual installments of $178,000, which commenced on January 1, 2003. Additional payments on this loan were also made during the offering stage.

     The formation loan relating to the fourth offering ($50,000,000) totaled $3,777,000, which was 7.6% of the limited partners contributions of $49,985,000. It is to be repaid, without interest, in ten annual installments of $365,000, which will commence on January 1, 2004. Additional payments on this loan were also made during the offering stage.

     The formation loan relating to the fifth offering ($75,000,000) totaled $453,000 as of December 31, 2003, which was 7.1% of the limited partners contributions of $6,360,000 through December 31, 2003. An equal annual repayment schedule on this loan, without interest, will commence in the year subsequent to the closing of this offering.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


1.     Organizational and General (continued)

       Sales commissions - formation loans (continued)

     For the offerings, sales commissions paid to brokers range from 0% (units sold by general partners) to 9% of gross proceeds. The Partnership anticipates that the sales commissions will approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating full 9% commissions. The principal balance of the formation loan will increase as additional sales of units are made. The amount of the annual installment payment to be made by Redwood Mortgage Corp., during the offering stage, will be determined at annual installments of one-tenth of the principal balance of the formation loan as of December 31 of each year.

     The following summarizes formation loan transactions to December 31, 2003 (in thousands):

                                 Initial        Subsequent         Third          Fourth           Fifth
                                Offering of     Offering of      Offering of     Offering of     Offering of
                                 $15,000         $30,000          $30,000         $50,000         $75,000          Total
                               ------------    -------------    ------------    ------------    ------------    ------------

   Limited Partner
     contributions               $   14,932       $   29,993      $   29,999      $   49,985      $    6,360      $  131,269
                               ============    =============    ============    ============    ============    ============

   Formation loan made           $    1,075       $    2,272      $    2,218      $    3,777      $      453      $    9,795
   Discount on
     imputed interest                  (48)            (435)           (367)           (757)            (86)         (1,693)
                               ------------    -------------    ------------    ------------    ------------    ------------
   Formation loan
     made, net                        1,027            1,837           1,851           3,020             367           8,102
   Repayments to date                 (690)            (837)           (384)           (130)               -         (2,041)
   Early withdrawal
     penalties applied                 (63)             (88)            (53)               -               -           (204)
                               ------------    -------------    ------------    ------------    ------------    ------------
   Formation loan, net
     at December 31, 2003               274              912           1,414           2,890             367           5,857
   Unamortized discount
     on imputed interest                 48              435             367             757              86           1,693
                               ------------    -------------    ------------    ------------    ------------    ------------
   Balance,
     December 31, 2003           $      322       $    1,347      $    1,781      $    3,647      $      453      $    7,550
                               ============    =============    ============    ============    ============    ============

   Percent loaned                      7.2%             7.6%            7.4%            7.6%            7.1%            7.5%

     The formation loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed. During 2003, 2002 and 2001 amortization expense of $195,000, $154,000 and $53,000, respectively, was recorded related to the discount on imputed interest.

      Syndication costs

     The Partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners' capital and are being allocated to individual partners consistent with the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


1.     Organizational and General (continued)

       Syndication costs (continued)

     Through December 31, 2003, syndication costs of $2,553,000 had been incurred by the Partnership with the following distribution (in thousands):

         Costs incurred                                    $   2,553
         Early withdrawal penalties applied                     (88)
         Allocated to date                                   (1,581)
                                                         -----------

              December 31, 2003 balance                    $     884
                                                         ===========


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

     Syndication costs attributable to the fourth offering ($50,000,000) were limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners. Gross proceeds of the fourth offering were $49,985,000. Syndication costs totaled $658,000 or 1.3% of contributions.

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. As of December 31, 2003, the fifth offering had incurred syndication costs of $84,000 (1.3% of contributions).

       Term of the partnership

     The Partnership is scheduled to terminate on December 31, 2032, unless sooner terminated as provided in the partnership agreement.

2.     Summary of Significant Accounting Policies

       Basis of presentation

     The Partnership's consolidated financial statements include the accounts of its 100%-owned subsidiary, Russian Hill Property Company, LLC ("Russian") and its 66%-owned subsidiary, Stockton Street Property Company, LLC ("Stockton"). All significant intercompany transactions and balances have been eliminated in consolidation.

     Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

       Management estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

       Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued by the effective interest method.

     If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due are not insignificant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2003 and 2002, there were no loans categorized as impaired by the Partnership. The average recorded investment in impaired loans was $0 for 2003 and $355,000 for 2002 and 2001.

     At December 31, 2003 and 2002, the Partnership had sixteen and twenty loans past due 90 days or more totaling $27,182,000 and $28,650,000, respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. As presented in Note 11 to the consolidated financial statements, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated for loans outstanding at December 31, 2003 and 2002 was 53.97% and 60.61%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

     During 2003, the Partnership restructured three loans into a new loan and restructured two loans into an existing loan, both with lower interest rates. The amount restructured was $15,599,000.

     During 2002, the Partnership restructured three previously impaired loans into two new loans with a lower interest rate. The amount restructured was $1,090,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

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

     The composition of the allowance for loan losses as of December 31, 2003 and 2002 was as follows (in thousands):

                                      2003              2002
                                  -----------        ----------

          Specified loans           $      49          $    120
          General                       2,600             2,901
                                  -----------        ----------

                                    $   2,649          $  3,021
                                  ===========        ==========


       Activity in the allowance for loan losses is as follows for the years ended December 31, (in thousands):

                                           2003          2002          2001
                                        ----------    -----------    ----------

         Beginning balance                $  3,021       $ 2,247       $  1,345
         Restructured loans                      -            11              -
         Additions charged to income           782           780            957
         Write-offs                        (1,154)          (17)           (55)
                                        ----------    ----------     ----------

                                          $  2,649       $ 3,021       $  2,247
                                        ==========    ==========     ==========


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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

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

       Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2003, 2002 and 2001, late fee revenue of $201,000, $114,000 and $99,000, respectively, was recorded. The Partnership has a recorded late fee receivable at December 31, 2003 and 2002 of $193,000 and $133,000, respectively.

      Recently issued accounting pronouncements

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantor's obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The implementation of FIN 45 did not have any significant effect on the Partnership.

     In January 2003, FASB issued FASB Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 is effective immediately for any variable interest entities created after January 31, 2003 and is effective beginning in the third quarter of 2003 to any variable interest entities created prior to the issuance of the interpretation. FIN 46 provides a new framework to identify variable interest entities and to determine when an entity should include the assets, liabilities, non-controlling interests and the results of activities of a variable interest entity in its financial statements. The implementation of FIN 46 did not have any significant effect on the Partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

       Recently issued accounting pronouncements (continued)

     In December 2003, the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 03-03, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer"(SOP 03-3). SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The implementation of SOP 03-03 is not anticipated to have any significant effect on the Partnership.


3.    Other Partnership Provisions

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

     The approval of all the limited partners is required to elect a new general partner to continue the Partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

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

     During 2003, 2002 and 2001,  interest totaling $37,000,  $1,000 and $1,000, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

      Election to receive monthly, quarterly or annual distributions

     At subscription, investors elect to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


3.    Other Partnership Provisions (continued)

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

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a limited partner's capital is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners' capital accounts outstanding at the beginning of any year, shall be liquidated during any calendar year.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


4.    General Partners and Related Parties

     The following are commissions and/or fees, which are paid to the general partners:

      Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. In 2003, 2002 and 2001, loan brokerage commissions paid by the borrowers were $2,621,000, $996,000 and $1,156,000, respectively.

      Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $1,057 000, $1,098,000 and $552,000 were incurred for 2003, 2002 and 2001, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $448,000 and $294,000 at December 31, 2003 and 2002, respectively.

      Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees of $468,000, $325,000 and $158,000 were incurred for 2003, 2002 and 2001, respectively.

      Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

      Operating expenses

     Redwood Mortgage Corp., a general partner, is reimbursed by the Partnership for all operating expenses incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2003, 2002 and 2001, operating expenses totaling $290,000, $266,000 and $241,000, respectively, were reimbursed to Redwood Mortgage Corp.

      Contributed capital

     The general partners jointly or severally are to contribute 1/10 of 1% of limited partners' contributions in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2003 and 2002, Gymno Corporation, a general partner, had capital in accordance with
Section 4.02(a) of the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


5.    Real Estate Held for Sale

     During 2002, the Partnership contributed its interests in two foreclosed real properties into two limited liability companies ("LLCs").

     The following schedule reflects the cost of the LLCs' properties and recorded reductions to estimated fair values at December 31, (in thousands):

                                                      2003             2002
                                                  -----------      -----------

          Costs of properties                        $  4,479          $ 9,786
          Reduction in value                            (500)            (500)
                                                  -----------      -----------

              Real estate held for sale, net         $  3,979          $ 9,286
                                                  ===========      ===========


      Russian

     During 2002, a single-family residence that secured a Partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian was formed by the Partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the Partnership. Costs related to the sale of this property are being capitalized; thus, there was no income or expense recognized by Russian during 2003 and 2002. As of December 31, 2003 and 2002, the Partnership had advanced approximately $94,000 and $37,000, respectively, to Russian for sales costs. At December 31, 2003 and 2002, the Partnership's total investment in Russian was $3,979,000 and $3,913,000, net of a valuation allowance of $500,000.

      Stockton

     During 2002, six condominium units that secured a Partnership loan totaling $2,163,000, including accrued interest and advances, were transferred via a statutory warranty deed to a new entity named Stockton Street Property Company, LLC ("Stockton"). In addition, senior debt was assumed by Stockton on the property in the amount of $1,789,000 (see Note 7). Stockton was formed by the Partnership and an affiliate to complete development and sales of the condominium units. The Partnership is co-manager of Stockton along with the other member and is to receive 66% of the profits or losses. The assets, liabilities and operating results of Stockton have been consolidated into the accompanying consolidated financial statements of the Partnership. Development costs were capitalized during construction; thus, there was no income or expense recognized by Stockton during 2002 and a portion of 2003. As of December 31, 2003 and 2002, advances of approximately $132,000 and $238,000 were made for construction and other related development costs and $48,000 and $87,000 of interest expense was capitalized, respectively. At December 31, 2002, the Partnership's total investment in Stockton was $5,373,000. As of December 31, 2003, the property had been sold and a net loss of $127,000 was incurred, of which $42,000 was allocated to the minority interest.


6.    Bank Line of Credit

     The Partnership has a $22,000,000 bank line of credit through November 25, 2005, with borrowings at prime and secured by its loan portfolio. The outstanding balances were $22,000,000 and $0 at December 31, 2003 and 2002, respectively. The interest rate was 4.00% at December 31, 2003. The line of credit requires the Partnership to comply with certain financial covenants. The Partnership was in compliance with these covenants at December 31, 2003 and 2002.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


7.    Note Payable

     During 2002, the Partnership assumed a bank loan of $1,789,000 in connection with the foreclosure on a property (see Note 5). The loan was secured by the property and bore interest at 5.68%. As of December 31, 2003, this loan has been paid in full upon the sale of the related property.


 8.   Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the consolidated financial statements to the tax basis of Partnership capital (in thousands):

                                                                                 2003               2002
                                                                              -----------        -----------

             Partners' capital per consolidated financial statements            $ 138,772          $  95,777
             Non-allocated syndication costs                                          884                598
             Allowance for loan losses and real estate held for sale                3,149              3,521
             Formation loans receivable                                             7,550              5,258
                                                                              -----------        -----------

                  Partners' capital - tax basis                                 $ 150,355          $ 105,154
                                                                              ===========        ===========

     In 2003 and 2002, approximately 47% of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).


 9.   Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans carrying value was $147,174,000 and $83,650,000 at December 31, 2003 and 2002, respectively. The fair value of these loans of $148,748,000 and $84,976,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


 10.  Non-cash Transactions

     During 2003, the Partnership restructured three loans that resulted in an increase to loans receivable of $2,989,000 and a decrease to accrued interest and advances of $2,626,000 and $363,000, respectively.

     During 2003, a previously secured loan became unsecured which resulted in a decrease to loans receivable of $34,000 and an increase to unsecured loans of $34,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


 10.  Non-cash Transactions (continued)

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


11.   Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2003 and 2002, there were 81 and 70 secured loans outstanding, respectively, with the following characteristics (dollars in thousands):

                                                                                  2003             2002
                                                                               ----------       ----------

       Number of secured loans outstanding                                             81               70
       Total secured loans outstanding                                          $ 147,174        $  83,650

       Average secured loan outstanding                                         $   1,817        $   1,195
       Average secured loan as percent of total                                     1.23%            1.43%
       Average secured loan as percent of partners' capital                         1.31%            1.25%

       Largest secured loan outstanding                                         $  16,010        $   4,943
       Largest secured loan as percent of total                                    10.88%            5.91%
       Largest secured loan as percent of partners' capital                        11.54%            5.16%
       Number of counties where security is located (all California)                   20               15

       Largest percentage of secured loans in one county                           26.47%           27.22%

       Average secured loan to appraised value of security based on
           appraised values and prior liens at time loan was consummated           53.97%           60.61%

       Number of secured loans in foreclosure status                                    3                6
       Amount of secured loans in foreclosure                                   $   2,931        $   4,029

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


11.   Asset Concentrations and Characteristics (continued)

     The following secured loan categories were held at December 31, 2003 and 2002 (in thousands):

                                                          2003         2002
                                                      -----------   ----------

     First trust deeds                                  $  84,437     $ 46,117
     Second trust deeds                                    61,247       30,930
     Third trust deeds                                      1,490        6,603
                                                      -----------   ----------
            Total loans                                   147,174       83,650
     Prior liens due other lenders at time of loan        116,870       79,846
                                                      -----------   ----------

            Total debt                                  $ 264,044     $163,496
                                                      ===========   ==========

     Appraised property value at time of loan           $ 489,219     $269,773

     Total loans as a percent of appraisals                53.97%       60.61%

     Loans by type of property
          Owner occupied homes                          $  13,656     $ 12,854
          Non-owner occupied homes                         52,975       23,720
          Apartments                                       22,649        6,572
          Commercial                                       52,502       32,089
          Land                                              5,392        8,415
                                                      -----------   ----------

                                                        $ 147,174     $ 83,650
                                                      ===========   ==========


     The interest rates on the loans range from 7.50% to 18.00% at December 31, 2003.

     Scheduled maturity dates of secured loans as of December 31, 2003 are as follows (in thousands):

                 Year Ending December 31,
                           2004                     $  41,774
                           2005                        59,496
                           2006                        31,165
                           2007                         8,138
                           2008                         3,390
                        Thereafter                      3,211
                                                  -----------

                                                    $ 147,174
                                                  ===========


     The scheduled maturities for 2004 include nine loans totaling $10,767,000 (7.3%), which are past maturity at December 31, 2003. Interest payments on eight of these loans were delinquent and are included in total of loans 90 days or more delinquent presented in Note 2.

     Cash deposits per bank at December 31, 2003, exceeded federal insurance limits (up to $100,000 per bank) by approximately $9,446,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


12.   Commitments and Contingencies

      Construction loans

     The Partnership has construction loans on projects, which are at various stages of completion. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At December 31, 2003, there was $14,742,000 of undistributed construction loans.

      Workout agreements

     The Partnership has negotiated various workout agreements with borrowers. The Partnership is not obligated to fund additional money as of December 31, 2003. There are six loans totaling $4,227,000 in workout agreements as of December 31, 2003.

      Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


13.   Selected Financial Information (Unaudited)

                                                                      Calendar Quarter
                                                                       (in thousands)
                                                     ------------------------------------------------

                                                       First        Second        Third      Fourth       Annual
                                                     ---------    ----------    ---------   ---------   ---------
    Revenues
         2003                                          $ 2,789       $ 3,072      $ 3,225     $ 3,872     $12,958
         2002                                          $ 2,591       $ 2,515      $ 3,165     $ 3,420     $11,691
         2001                                          $ 2,151       $ 2,195      $ 2,265     $ 2,477     $ 9,088

    Expenses
         2003                                          $   659       $   711      $   722     $ 1,272     $ 3,364
         2002                                          $   788       $   665      $ 1,311     $ 1,441     $ 4,205
         2001                                          $   802       $   711      $   676     $   806     $ 2,995

    Net income allocated to general partners
         2003                                          $    21       $    24      $    25     $    26     $    96
         2002                                          $    18       $    18      $    19     $    20     $    75
         2001                                          $    13       $    14      $    15     $    19     $    61

    Net income allocated to limited partners
         2003                                          $ 2,109       $ 2,337      $ 2,478     $ 2,574     $ 9,498
         2002                                          $ 1,784       $ 1,831      $ 1,836     $ 1,960     $ 7,411
         2001                                          $ 1,335       $ 1,469      $ 1,573     $ 1,655     $ 6,032

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


13.   Selected Financial Information (Unaudited) (continued)

                                                                       Calendar Quarter
                                                                        (in thousands)
                                                     ----------------------------------------------

                                                      First        Second       Third       Fourth       Annual
                                                     ---------    ---------    ---------   --------    ---------
     Net income per $1,000 invested
       where income is reinvested
             2003                                      $    20       $   19      $   18      $   21       $   78
             2002                                      $    21       $   21      $   21      $   24       $   87
             2001                                      $    22       $   22      $   22      $   24       $   90

       where income is withdrawn
             2003                                      $    20       $   19      $   18      $   18       $   75
             2002                                      $    21       $   21      $   21      $   21       $   84
             2002                                      $    22       $   22      $   20      $   20       $   86


14.   Subsequent Events

     Subsequent to December 31, 2003 and through the date of this report, the Partnership has received $3,928,000 of new investor money for the current offering and had admitted $3,067,000 of partners in applicant status into the Partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 2003
                                 (in thousands)

                                                                Col. C
                                                               Additions
                                                      ----------------------------
                                         Col. B                                                              Col. E
                                       Balance at      Charged to      Charged to                          Balance at
           Col. A                      Beginning        Costs &          Other             Col. D            End of
         Description                   of Period       Expenses         Accounts         Deductions          Period
----------------------------------    ------------    -----------      -----------      ------------       -----------
Year Ended December 31, 2003

Deducted from asset accounts

Allowance for loan losses                $   3,021      $     782         $       -        $  (1,154) (a)     $   2,649

Cumulative write-down of
  real estate held for sale (REO)              500              -                 -                 -               500
                                      ------------    -----------      ------------     -------------      ------------

                                         $   3,521      $     782         $       -        $  (1,154) (a)     $   3,149
                                      ============    ===========      ============     =============      ============



      Note (a) - Represents write-offs of loans.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   SCHEDULE IV - mortgage loans on real estate
                         rule 12-29 loans on real estate
                                December 31, 2003
                                 (in thousands)

                                                               Col. F       Col. G       Col. H
                        Col. C        Col. D                    Face       Carrying       Pr.                   Col. J
            Col. B      Final        Periodic     Col. E      Amt. Of       Amount.      Amount     Col. I       Geog.
Col. A     Interest    Maturity       Payment     Prior       Mortgage     Mortgage     Subj. to    Type of     County
 Desc.       Rate        Date          Terms      Liens       Orig. Amt.  Investment   Delinquency   Lien      Location
-----------------------------------------------------------------------------------------------------------------------------

Comm.       11.75%     12/01/09      $     3     $     -      $    148     $    148      $       -    1st      Yuba
Comm.       14.00%     04/01/06           12           -           700          290              -    1st      San Francisco
Res.        13.50%     07/01/00            7           -           579          579            579    1st      San Francisco
Comm.       11.00%     10/01/07            6           -           650          626              -    1st      San Francisco
Res.        18.00%     03/01/00           11         580           951          762            762    2nd      San Francisco
Res.        12.00%     05/01/03           12         363         1,210        1,210          1,210    1st      Marin
Land        11.00%     01/01/01           13         363         1,800        1,392          1,392    2nd      Stanislaus
Land        11.00%     07/01/01           24         358         2,600        2,537          2,537    2nd      Stanislaus
Apts.       12.50%     11/15/02            4          47            39          298            298    2nd      Contra Costa
Land        11.00%     11/01/00            2       2,968           222            -              -    3rd      Stanislaus
Comm.       11.50%     02/01/05            4         493           400          396            396    2nd      San Francisco
Land        11.50%     07/01/01            5       2,600           476          476            476    2nd      Stanislaus
Comm.       10.50%     06/01/06            7           -           775          759              -    1st      San Mateo
Apts.       12.00%     07/01/06           40           -         4,000        6,483              -    1st      San Francisco
Comm.       12.00%     05/01/07            9       2,916           799          789              -    2nd      Santa Clara
Res.        12.00%     03/01/01           13           -         1,325        1,325          1,325    1st      Marin
Res.        12.00%     05/01/03            -           -         4,117            -              -    3rd      Santa Clara
Apts.       11.50%     06/01/06            2           -           182          178              -    1st      Merced
Res.        13.25%     12/01/02           20         582         2,188        2,188          2,188    2nd      Santa Clara
Res.        13.25%     01/01/03           20           -         3,516        3,991          3,991    1st      Napa
Comm.       11.50%     08/01/06            4           -           350          282              -    1st      San Mateo
Res.        11.50%     12/01/06            1         167            70           69              -    2nd      Stanislaus
Res.        10.25%     12/01/04            3         978           300          300              -    2nd      San Francisco
Land        9.50%      02/01/04            8           -           987          987              -    1st      Santa Clara
Res.        11.00%     02/01/04            6          65           708          708              -    2nd      Lake
Comm.       11.00%     03/01/07           16           -         1,600        1,589          1,589    1st      Alameda
Res.        10.00%     12/01/02            3           -           318          316            316    1st      San Mateo
Comm.       7.50%      02/28/07            5           -           770          770              -    1st      Santa Clara
Comm.       7.50%      02/28/07            2           -           320          320              -    1st      Alameda
Res.        10.25%     04/01/05           14           -         1,650        2,300              -    1st      Napa
Comm.       13.00%     06/01/05           41      10,000         4,550        6,020          6,020    2nd      Santa Clara
Comm.       10.50%     08/01/04           32           -         3,600        3,600              -    1st      Santa Clara
Res.        10.25%     08/01/04            4       1,647           263          236              -    2nd      Santa Clara
Res.        10.50%     08/01/07           18       3,500         2,000        1,986              -    2nd      San Francisco
Res.        10.50%     09/01/07            2       1,468           805          270              -    3rd      Santa Clara
Res.        11.50%     09/01/05           12           -         1,300        1,300          1,300    1st      Alameda
Res.        10.50%     09/01/05            2         710           269          269              -    2nd      San Mateo
Res.        10.50%     10/01/05           16           -         1,781        1,781          1,781    1st      San Mateo
Comm.       10.50%     10/01/07            4           -           441          438              -    1st      San Mateo

                                                               Col. F       Col. G       Col. H
                        Col. C        Col. D                    Face       Carrying        Pr.                   Col. J
            Col. B      Final        Periodic      Col. E      Amt. Of       Amount.      Amount     Col. I       Geog.
Col. A     Interest    Maturity       Payment      Prior       Mortgage     Mortgage     Subj. to    Type of     County
 Desc.       Rate        Date          Terms       Liens       Orig. Amt.  Investment   Delinquency   Lien      Location
---------------------------------------------------------------------------------------------------------------------------
Res.         10.50%     10/01/07            2          245           159          205            -   2nd         San Mateo
Comm.        11.25%     12/01/07            9          718           900          896            -   1st & 3rd   El Dorado
Res.         10.00%     11/01/05           11          500         1,320        1,320        1,320   2nd         Napa
Comm.        10.00%     12/01/07            2        1,802           250          249            -   2nd         Sonoma
Res.         12.75%     07/01/04            1          749           650          384            -   2nd         Santa Clara
Comm.        10.00%     01/01/08           13            -         1,500        1,500            -   1st         River Side
Comm.        13.00%     02/01/05           16            -         1,500          600            -   1st         Calaveras
Comm.        9.50%      02/01/06           11            -         1,388        1,388            -   1st         Santa Clara
Res.         10.00%     03/01/08           13        1,699         1,450        1,444            -   2nd         El Dorado
Comm.        1.00%      12/31/04           87            -        10,440       10,440            -   1st         San Francisco
Comm.        10.00%     03/01/08            1          546           137          136            -   2nd         San Mateo
Apts.        10.00%     10/14/05           79       13,768         9,420        4,372            -   2nd         Alameda
Comm.        9.75%      05/01/13            4            -           420          418            -   1st         San Francisco
Res.         11.50%     12/01/04           41            -         7,700        5,345            -   1st         San Mateo
Comm.        10.00%     04/01/05           47            -         5,293        5,816            -   1st         Los Angeles
Apts.        10.00%     05/01/05            3            -           396          396            -   1st         Alameda
Res.         11.50%     11/01/04            3        1,734           395          324            -   3rd         San Mateo
Comm.        10.00%     06/01/06           14        5,500         1,625        1,625            -   2nd         Napa
Apts.        10.00%     06/01/05           16        2,147         1,950        1,949            -   2nd         Contra Costa
Apts.        13.00%     01/02/06           29       14,800         2,660        2,660            -   2nd         Santa Clara
Comm.        12.00%     07/01/06           25            -         2,500        2,500            -   1st         Sacramento
Apts.        10.00%     05/01/04           19       15,440         2,250        2,250            -   2nd         San Mateo
Res.         11.00%     07/01/05            9            -         6,074        1,067            -   1st         Fresno
Res.         10.00%     08/01/13            2            -           230          229            -   1st         San Joaquin
Res.         9.00%      07/01/06           28            -         3,707        2,699            -   1st         Alameda
Comm.        11.00%     07/01/06           33            -         3,570        3,570            -   1st         Alameda
Res.         11.00%     08/01/10           10          940         3,185        1,389            -   2nd         Marin
Res.         9.00%      02/01/06            4          893           500          500            -   2nd         Sonoma
Res.         8.75%      09/01/05          103            -        15,600        8,700            -   1st         Alameda
Res.         9.50%      09/01/04           16          680         2,000        2,000            -   2nd         Santa Clara
Res.         8.50%      10/01/08            1            -           180          180            -   1st         Contra Costa
Res.         9.00%      11/01/09            2            -           300          300            -   1st         Stanislaus
Apts.        9.50%      01/01/09            4            -           413          413            -   1st         San Joaquin
Comm.        9.50%      12/01/05           22            -         2,750        2,750            -   1st         San Francisco
Res.         9.25%      12/01/08            1          376           130          130            -   2nd         Santa Clara
Res.         8.75%      11/01/05            6            -           800          800            -   1st         San Francisco
Apts.        9.50%      11/01/05           29        3,115         3,650        3,650            -   2nd         River Side
Res.         8.50%      12/01/04            -          505            40           40            -   2nd         Santa Clara
Res.         8.50%      12/01/04            3        1,131           400          400            -   2nd         Contra Costa
Res.         11.50%     01/01/06           13          445         4,483        2,107            -   2nd         Santa Clara
Comm.        9.00%      01/01/06           25            -         3,375        3,375            -   1st         San Joaquin
Res.         10.00%     12/25/05          133       13,575        16,010       16,010            -   2nd         Alameda
Res.         8.50%      01/01/06            8            -         1,070        1,070            -   1st         Placer
Comm.        9.50%      01/01/06           13            -         1,610        1,610            -   1st         Napa
                                    --------------------------------------------------------------

Total                                $  1,318    $ 111,113    $  173,139     $147,174     $ 27,480
                                    ==============================================================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   SCHEDULE IV - mortgage loans on real estate
                   rule 12-29 loans on real estate (continued)
                                 (in thousands)

     Reconciliation of carrying amount (cost) of loans at close of periods

                                                               Year ended December 31,
                                                     ----------------------------------------------

                                                        2003              2002              2001
                                                     ------------     ------------     ------------
   Balance at beginning of year                        $   83,650       $   82,790       $   68,571

   Additions during period:
      New loans                                            96,820           32,601           47,512
      Other                                                 2,989            1,060                -
                                                     ------------     ------------     ------------
        Total additions                                    99,809           33,661           47,512
                                                     ------------     ------------     ------------

   Deductions during period:
      Collections of principal                             35,097           26,083           33,239
      Foreclosures                                              -            5,986                -
      Cost of loans sold                                        -                -                -
      Amortization of premium                                   -                -                -
      Other                                                 1,188              732               54
                                                     ------------     ------------     ------------
        Total deductions                                   36,285           32,801           33,293
                                                     ------------     ------------     ------------

   Balance at close of year                            $  147,174       $   83,650       $   82,790
                                                     ============     ============     ============

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the partnership's independent public accountants during the years ended December 31, 2003 and 2002.


Item 9a. - Controls and Procedures

     The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities and Exchange Act of 1934. Based upon that evaluation, the general partners concluded that the partnership's disclosure controls and procedures were effective.

     There were no significant changes in the partnership's internal control over financial reporting during the partnership's fourth fiscal quarter and through the date of this report that have materially affected, or are likely to materially affect, the partnership's internal control over financial reporting.

                                    Part III


Item 10 - Directors and Executive Officers of the Registrant

     The partnership has no Officers or Directors. Rather, the activities of the partnership are managed by three general partners, one of whom is an individual, Michael R. Burwell. The other two general partners are Gymno Corporation and Redwood Mortgage Corp. Both are California corporations, formed in 1986 and 1978, respectively. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis. Redwood Mortgage Corp. is a subsidiary of The Redwood Group Ltd., whose principal stockholders are the Burwell Trusts, the other shareholder of Gymno Corporation.

The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 46, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

     Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and the estate of D. Russell Burwell. Upon the completion of the administration of D. Russell Burwell's estate, Michael R. Burwell will have a controlling interest in Gymno Corporation. Michael R. Burwell is a director of Gymno and the director position held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer and Secretary.

     Redwood Mortgage Corp. Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other limited partnerships formed by the general partners.

Financial Oversight by General Partners.

     The partnership does not have a board of directors or an audit committee. Accordingly, the general partners serve the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the partnership does not have an audit committee and the general partners are not independent of the partnership, the partnership does not have an "audit committee financial expert."

Code of Ethics.

     The general partners have adopted a Code of Ethics applicable to the general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal financial officer, principal accounting officer or controller of the partnership, if any. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341.


Item 11 - Executive Compensation


       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     As indicated above in Item 10, the partnership has no Officers or Directors. The partnership is managed by the general partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the prospectus (S-11) dated October 7, 2003, page 5, under the section "Compensation of the General Partners and the Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the prospectus.

Entity Receiving Compensation        Description of Compensation and Services
                                                   Rendered                                  Amount
--------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.            Mortgage Servicing Fee for servicing loans...............$1,057,000
     (General Partner)

General Partners &/or Affiliates     Asset Management Fee for managing assets...................$468,000

General Partners                     1% interest in profits......................................$96,000
                                     Less allocation of syndication costs.........................$2,000
                                                                                           -------------
                                                                                                 $94,000

General Partners &/or Affiliates     Portion of early withdrawal penalties applied to
                                     reduce Formation Loan.......................................$62,000

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.      Mortgage Brokerage Commissions for services in
                            connection with the review, selection, evaluation,
                            negotiation, and extension of the loans paid by the
                            borrowers and not by the partnership..............................$2,621,000

Redwood Mortgage Corp.      Processing and Escrow Fees for services in borrowers
                            connection with notary, document preparation, credit
                            investigation, and escrow fees payable by the
                            and not by the partnership...........................................$32,000

Gymno Corporation           Reconveyance Fee......................................................$7,033


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
CONSOLIDATED  STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . .$290,000


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The general partners own a combined total of 1% of the partnership including a 1% portion of income and losses.


Item 13 - Certain Relationships and Related Transactions

     Refer to footnotes 3 and 4 of the Notes to Consolidated Financial Statements in Part II item 8, which describes related party fees and data.

     Also refer to the Prospectus dated October 7, 2003, (incorporated herein by reference) on page 5 "Compensation of General Partners and Affiliates".


Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the partnership by the principal accountant for 2003 and 2002 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2003 and 2002 for professional services rendered for the audit of the partnership's annual financial statements included in the partnership's Annual Report on Form 10-K, review of financial statements included in the partnership's Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $101,302 and $131,066, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2003 and 2002 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2003 and 2002, were $5,487 and $6,605, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2003 and 2002.

     All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

                                     Part IV

Item 15 - Exhibits, Financial Statements Schedules, and Reports on Form 8-K

A. Documents filed as part of this report are incorporated:

   1.  In Part II, Item 8 under A - Consolidated Financial Statements.

   2. The Consolidated Financial Statement Schedules are listed in Part II - Item 8 under B - Consolidated Financial Statement Schedules.

   3.  Exhibits.

 Exhibit No.       Description of Exhibits
-------------    --------------------------------------------------------------

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


     All of these exhibits were previously filed as the exhibits to Registrant's
Registration   Statement  on  Form  S-11   (Registration   No.   333-106900  and
incorporated by reference herein).

B. Reports of Form 8-K.

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

C. See A (3) above.

D. See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated October 7, 2003, supplement No. 1 dated January 30, 2004 (post effective amendment No. 1 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2004.


REDWOOD MORTGAGE INVESTORS VIII


By: /S/ Michael R. Burwell
    -----------------------------------
    Michael R. Burwell, General Partner


By: Gymno Corporation, General Partner


    By: /S/ Michael R. Burwell
       ------------------------------------------
        Michael R. Burwell, President, Secretary,
        and Principal Financial Officer



By: Redwood Mortgage Corp.


    By:  /S/ Michael R. Burwell
        -----------------------------------------
        Michael R. Burwell, President,
        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 30th day of March, 2004.


            Signature                   Title                         Date



/S/ Michael R. Burwell
---------------------------
Michael R. Burwell                  General Partner               March 30, 2004



/S/ Michael R. Burwell
---------------------------
Michael R. Burwell            President of Gymno Corporation,     March 30, 2004
                              (Principal Executive Officer);
                              Director of Gymno Corporation
                               Secretary/Treasurer of Gymno
                              Corporation (Principal Financial
                                 and Accounting Officer);




/S/ Michael R. Burwell
---------------------------
Michael R. Burwell             President, Secretary/Treasurer of  March 30, 2004
                                  Redwood Mortgage Corp.
                                 (Principal Financial and
                                    Accounting Officer);
                              Director of Redwood Mortgage Corp.

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 30, 2004

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership.


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 30, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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


/s/ Michael R. Burwell
----------------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2004

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership.


/s/ Michael R. Burwell
----------------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 30, 2004

                                                                    Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Redwood Mortgage Corporation, General Partner, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership.


/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 30, 2004