Form 10-Q
period 2004-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2004-05-14
CIK 889123

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For Quarterly Period Ended                      March 31, 2004
    ---------------------------------------------------------------------------
    Commission file number                            333-106900
    ---------------------------------------------------------------------------

         REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
    ---------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

          CALIFORNIA                                              94-3158788
    ---------------------------------------------------------------------------
     (State or other jurisdiction of                          I.R.S. Employer
      incorporation or organization)                         Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
    ---------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
    ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
    ---------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES           XX                                     NO
          -------------------                             ------------------

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

                                 NOT APPLICABLE

Part I - Item 1.  Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 and DECEMBER 31, 2003 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                 March 31,         December 31,
                                                    2004               2003

                                             ---------------    ----------------
Cash and cash equivalents                        $   6,087            $  8,921
                                             ---------------    ----------------

Loans
   Loans secured by deeds of trust                 138,220             147,174
   Loans, unsecured                                     34                  34
                                             ---------------    ----------------
   Allowance for loan losses                        (2,216)             (2,649)
                                             ---------------    ----------------
       Net loans                                   136,038             144,559
                                             ---------------    ----------------

Interest and other receivables
   Accrued interest and late fees                    4,949               4,735
   Advances on loans                                   289                 416

                                             ---------------    ----------------
                                                     5,238               5,151
                                             ---------------    ----------------

Loan origination fees, net                              32                  44
Real estate held for sale, net of
      allowance of $500                              3,979               3,979
                                             ---------------    ----------------
                                                      4,011               4,023
       Total assets                          ---------------    ----------------
                                                   $151,374            $162,654
                                             ===============    ================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Line of credit                                     $ 2,000            $ 22,000
  Accounts payable                                       10                 224
  Payable to affiliate                                  484                 448
                                             ---------------    ----------------

Total liabilities                                     2,494              22,672
                                             ---------------    ----------------
Investors in applicant status                         1,594               1,210
                                             ---------------    ----------------

Partners' capital
  Limited partners' capital, subject to
    redemption net of unallocatedsyndication
    costs of $946 and $875 for March 31, 2004
    and December 31, 2003, respectively; and
    formation loan receivable of $7,891 and
    $7,550 for March 31, 2004 and December 31,
    2003, respectively                              147,156             138,649

General partners' capital, net of unallocated
    syndication costs of $10 and $9 for March 31,
    2004 and December 31, 2003,
    respectively                                        130                 123
                                             ---------------    ----------------

     Total partners' capital                        147,286             138,772
                                             ---------------    ----------------

     Total liabilities and partners' capital       $151,374            $162,654
                                             ===============    ================

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                              ----------------------------------

                                                    2004               2003
                                              ---------------    ---------------
Revenues
  Interest on loans                                  $ 3,733            $ 2,764
  Interest-bank                                            4                 17
  Late fees                                               53                  7
  Other                                                   60                 50
                                              ---------------    ---------------
                                                       3,850              2,838
                                              ---------------    ---------------
Expenses
  Mortgage servicing fees                                353                206
  Interest expense                                       106                  1
  Amortization of loan origination fees                   12                  3
  Provisions for losses on loans and real estate         282                112
  Asset management fees                                  141                 98
  Clerical costs from Redwood Mortgage Corp.              75                 70
  Professional services                                   55                 45
  Broker expense                                           -                 81
  Amortization of discount on imputed interest            57                 49
  Other                                                   36                708
                                              ---------------    ---------------
                                                       1,117                659
                                              ---------------    ---------------

      Net income                                     $ 2,733            $ 2,130
                                              ===============    ===============

  Net income:  general partners (1%)                  $   27             $   21
               limited partners (99%)                  2,706              2,109
                                              ---------------    ---------------
                                                     $ 2,733            $ 2,130
                                              ===============    ===============
Net income per $1,000 invested by limited
partners for entire period
   -where income is reinvested and compounded          $  18             $   20
                                              ===============    ===============

   -where partner receives income in
           periodic distributions                      $  18             $   20
                                              ===============    ===============



     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (unaudited)
                                 (in thousands)

                                                            March 31,
                                             -----------------------------------
                                                     2004               2003
                                             -----------------   ---------------
Cash flows from operating activities
   Net income                                       $  2,733           $  2,130
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Inputed interest income                             (57)               (49)
     Amortization of discount                             57                 49
     Provision for loan and real estate losses           282                112
        Change in operating assets and liabilities
         Accrued interest and late fees                 (653)                99
         Advances on loans                               (32)               (31)
         Other receivables                                 -               (161)
         Loan origination fees                            12                  6
         Accounts payable                               (214)               162
         Payable to affiliate                             36                 (4)
         Deferred interest                                 -               (112)
                                             -----------------   ---------------
Net cash provided by operating activities              2,164              2,201
                                             -----------------   ---------------

Cash flows from investing activities
     Loans originated                                (12,859)           (32,030)
     Principal collected on loans                     21,695             20,600
     Payments for development of real estate               -               (128)
                                             -----------------   ---------------
Net cash provided by (used in) investing activities     8,836           (11,558)
                                             -----------------   ---------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net     (20,000)                -
   Repayments on note payable                               -                (7)
   Contributions by partner applicants                  8,283            13,145
   Partners' withdrawals                               (1,627)           (1,079)
   Syndication costs paid                                (124)             (149)
   Formation loan lending                                (570)             (938)
   Formation loan collections                             204               153
                                             -----------------   ---------------
Net cash provided by (used in)financing activities    (13,834)           11,125
                                             -----------------   ---------------

Net increase (decrease)in cash and cash equivalents    (2,834)            1,768

Cash and cash equivalents - beginning of year           8,921             7,188
                                             -----------------   ---------------

Cash and cash equivalents - end of period            $  6,087           $ 8,956
                                             =================   ===============

Supplemental disclosures of cash flow information
     Cash paid for interest                           $   106            $    1
                                             =================   ===============



     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

     The following summarizes Formation Loan transactions to March 31, 2004 (in thousands):

                                                                     Offering
                            -------------------------------------------------------------------------------------------
                                 1st             2nd             3rd            4th             5th           Total
                              -----------    ------------     -----------    -----------    ------------    -----------
Limited partner
  contributions                  $14,932         $29,993         $29,999        $49,985          14,635       $139,544
                              ===========    ============     ===========    ===========    ============    ===========

Formation loan made               $1,075          $2,272          $2,218         $3,777          $1,023        $10,365
Discount on imputed
  interest                          (42)           (410)           (350)          (748)            (97)        (1,647)

                              -----------    ------------     -----------    -----------    ------------    -----------
Formation loan, net                1,033           1,862           1,868          3,029             926          8,718
Repayments to date                 (712)           (877)           (423)          (222)            (11)        (2,245)
Early withdrawal
  penalties applied                 (68)            (98)            (63)              -               -          (229)

                              -----------    ------------     -----------    -----------    ------------    -----------
Formation loan, net                  253             887           1,382          2,807             915          6,244
Unamortized discount
  on imputed interest                 42             410             350            748              97          1,647
                              -----------    ------------     -----------    -----------    ------------    -----------
Balance, March 31, 2004             $295          $1,297          $1,732         $3,555          $1,012         $7,891
                              ===========    ============     ===========    ===========    ============    ===========

Percent loaned                      7.2%            7.6%            7.4%           7.6%            7.0%           7.4%
                              ===========    ============     ===========    ===========    ============    ===========


     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings' close. During the three months ended March 31, 2004 and 2003, amortization expense of $57,000 and $49,000 was recorded related to the discount on the imputed interest.

Syndication costs

     The Partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)

Through March 31, 2004, syndication costs of $2,677,000 had been incurred by the Partnership with the following distribution (in thousands):

       Costs incurred                                                 $ 2,677
       Early withdrawal penalties applied                                 (95)
       Allocated and amortized to date                                 (1,626)
                                                                  ------------
       March 31, 2004 balance                                      $      956
                                                                  ============

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. As of March 31, 2004, the fifth offering had incurred syndication costs of $208,000 (1.4% of contributions).


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

Loans, secured by deeds of trust

     At March 31, 2004 and December 31, 2003, the Partnership had fourteen and sixteen loans past due 90 days or more, totaling $23,819,000 and $27,182,000, respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At March 31, 2004 and December 31, 2003, loans categorized as impaired by the Partnership were $0.

Allowance for loan losses

     The composition of the allowance for loan losses as of March 31, 2004 and December 31, 2003 was as follows (in thousands):

                                              March 31,           December 31,
                                                2004                  2003
                                          ----------------     -----------------

   Specified loans                            $       49             $      49
   General                                         2,167                 2,600

                                          ----------------     -----------------
                                                 $ 2,216               $ 2,649
                                          ================     =================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

     Activity in the allowance for loan losses is as follows for the three months through March 31, 2004 and for the year ended December 31, 2003 (in thousands):

                                                March 31,           December 31,
                                                   2004                  2003
                                            ----------------     ---------------
Beginning balance                               $  2,649              $  3,021
Restructured loans
Additions charged to income                          282                   782
Write-offs                                          (715)               (1,154)
                                            ----------------     ---------------
                                                $  2,216              $  2,649
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

Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)

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

Asset management fees

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual) which is the partnership's total assets less its total liabilities.

Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

     Redwood Mortgage Corp., a general partner is reimbursed by the Partnership for all operating expenses incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

NOTE 4 - REAL ESTATE HELD FOR SALE

     During 2002, a single-family residence that secured a Partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian was formed by the Partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the Partnership. Costs related to the sale of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. As of March 31, 2004 and December 31, 2003, the Partnership had advanced approximately $0 and $94,000, respectively, to Russian for sales costs. At March 31, 2004 and December 31, 2003, the Partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)

NOTE 5 - BANK LINE OF CREDIT

     The Partnership has a bank line of credit expiring November 25, 2005, of up to $22,000,000 at prime secured by its loan portfolio. The outstanding balances were $2,000,000 and $22,000,000at March 31, 2004 and December 31, 2003,
respectively. The interest rate was 4.00% (prime) at March 31, 2004. The line of credit calls for certain financial covenants. The Partnership was in compliance with these covenants for the three month period ended March 31, 2004 and for the year ended December 31, 2003.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $138,220,000 and $147,174,000 at March 31, 2004 and December 31, 2003, respectively. The fair value of these loans of $140,867,994 and $148,748,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also considered in evaluating the fair value versus the carrying value.


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At March 31, 2004 and December 31, 2003 there were 79 and 81 secured loans outstanding, respectively, with the following characteristics:

                                          March 31,            December 31,
                                            2004                   2003
                                        --------------        ------------- ----
Number of secured loans outstandi                 79                       81
Total secured loans outstanding            $ 138,220                $ 147,174

Average secured loan outstanding            $  1,749                 $  1,817
Average secured loan as percent of total        1.27%                    1.23%
Average secured loan as percent of partners'
  capital                                       1.19%                    1.31%

Largest secured loan outstanding           $  16,010                $  16,010
Largest secured loan as percent of total       11.58%                   10.88%
Largest secured loan as percent of
  partnership assets                           10.57% *                  9.84% *

Number of counties where security is located
  (all California)                                19                       20
Largest percentage of secured loans in
  one county                                   24.07%                   26.47%
Average secured loan to appraised value of
  security based on appraised values and prior
  liens at time loan was consummated           58.40%                   53.97%
Number of secured loans in foreclosure status      3                        3
Amount of secured loans in foreclosure      $  2,931                 $  2,931


* 9.84% of Partnership assets at inception

     Over time, loans may increase above 10% of the secured loan portfolio or Partnership assests as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)

NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)(continued)

     The following secured loan categories were held at March 31, 2004, and December 31, 2003:

                                                March 31,           December 31,
                                                   2004                 2003
                                          -----------------     ----------------
First Trust Deeds                                $  83,195            $  84,437
Second Trust Deeds                                  52,604               61,247
Third Trust Deeds                                    2,421                1,490
                                          -----------------     ----------------
  Total secured loans                              138,220              147,174
Prior liens due other lenders                      128,207              116,870
                                          -----------------     ----------------
  Total debt                                     $ 266,427        $     264,044
                                          -----------------     ----------------

Appraised property value at time of loan         $ 456,173        $     489,219
                                          -----------------     ----------------

Total secured loans as a percent of appraisals       58.40%               53.97%
                                          -----------------     ----------------

Secured loans by type of property
Owner occupied homes                         $      15,477          $    13,656
Non-owner occupied homes                            43,143               52,975
Apartments                                          23,621               22,649
Commercial                                          50,587               52,502
Land                                                 5,392                5,392
                                          -----------------     ----------------
                                              $    138,220         $    147,174
                                          =================     ================

Scheduled maturity dates of loans as of March 31, 2004 are as follows:

                      Year Ending
                     December 31,                 Amount
                ------------------------      ----------------
                         2004                   $      37,866
                         2005                          47,494
                         2006                          32,909
                         2007                          13,456
                         2008                           1,945
                      Thereafter                        4,550
                                              ----------------
                                                    $ 138,220
                                              ================

     The scheduled maturities for 2004 include eleven loans totaling $14,264,000, and representing 10.32%% of the portfolio, past maturity at March 31, 2004. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. The partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. Interest payments on eight of these loans were delinquent. Of these past maturity loans, the partnership has begun foreclosure on two with principal balances totaling $2,535,000. These two foreclosures are included in the total number of foreclosures begun by the partnership, which total three.

     Cash deposits at March 31, 2004 of $5,709,000 were in two banks. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $5,509,000. This bank is the same financial institution that has provided the Partnership with the $22,000,000 limit line of credit (LOC). As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed on new loans when available, or used to pay-down the line of credit balance to the extent of borrowings or held as cash.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)

NOTE 8 - COMMITMENTS & CONTINGENCIES

Construction Loans

     The Partnership has construction loans, which are at various stages of completion of the construction process at March 31, 2004. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At March 31, 2004, there were $19,360,000 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirement of principal on current loans, cash and capital contributions from investors.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans as of March 31, 2004. There are 6 loans totaling $4,225,000 in workout agreements as of March 31, 2004.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I - Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenue and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2004, there was one real estate property owned by the Partnership.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2004 includes forward looking statements and predictions about the possible future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general partners of the Partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp. which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the three months ended March 31, 2004 and 2003, loan brokerage commissions paid by the borrowers were $448,000 and $573,000, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $353,000 and $206,000 were incurred for the three months ended March 31, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $141,000 and $98,000 were incurred by the Partnership for three months ended March 31, 2004 and 2003, respectively.

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

     o Operating Expenses Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2004 and December 31, 2003, a general partner, Gymno Corporation, had contributed $141,000 and $133,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations - For the three months ended March 31, 2004 and 2003

     The net income increase of $603,000 (28%) for the three months ended March 31, 2004 versus the three months period ended March 31, 2003 was due primarily to an increase in interest earned on loans of $969,000, increases in late fees of $46,000, and other income of $10,000, and reductions in brokerage fees of $81,000, and other expenses of $7,000. In addition, significant expense increases for the three months ended March 31, 2004 versus March 31, 2003 included increases in mortgage servicing fees of $147,000, interest expense of $105,000, amortization of loan fees of $9,000, amortization of discount on imputed interest of $8,000, provision for losses on loans and real estate owned through foreclosure of $170,000, asset management fees of $43,000, clerical costs from Redwood Mortgage Corp. of $5,000, and professional services of $10,000.

     The increase in interest on loans of $969,000 (35%) for the three months ended March 31, 2004 versus March 31, 2003 was due primarily to the increased size of the Partnership secured loan portfolio at March 31, 2004 as compared to March 31, 2003 of $138,220,000 and $95,080,000.

     The increase in interest expense of $105,000 for the three months ended March 31, 2004 versus March 31, 2003 is due to the larger average outstanding balance of the line of credit during the first quarter of 2004. This credit line usage was due primarily to a substantial demand for loans in the fourth quarter of 2003 when the credit line was used to its maximum of $22,000,000. During the first quarter of 2004, this credit line was largely reduced through loan payoffs and Partnership Unit sales.

     The increase in mortgage servicing fees of $147,000 (71%) for the three months ended March 31, 2004 versus March 31, 2003 is primarily due to an increase in the size of the loan portfolio from $95,080,000 as of March 31, 2003 versus $138,220,000 as of March 31, 2004.

     The increase of $170,000 (152%) in provision for losses on loans and real estate owned for the three months ended March 31, 2004 versus the respective three months ended March 31, 2003 is due to an increase in the overall portfolio size. The portfolio, when comparing March 31, 2004 to March 31, 2003, increased in size from $95,080,000 in 2003 to $138,220,000 in 2004. A loss was absorbed by the allowance for loan losses during the first quarter due to the short sale of one of the properties securing a Partnership loan. At March 31, 2004, total allowance for losses on loans and real estate owned through foreclosure equaled $2,716,000, which the general partners consider to be adequate.

     The increase in the asset management fees of $43,000 (44%) for the three months ended March 31, 2004 versus the respective period ended March 31, 2003 is due to an increase in the partners' capital under management at March 31, 2004 and 2003 of $155,993,000 and $110,877,000, respectively.

     The increase in professional fees of $10,000 (22%) for the three months ended March 31, 2004 versus March 31, 2003 is due to the increased expense due to the larger Partnership size in 2004 than in 2003 in relation to its audit and tax return services.

     The decrease in brokerage fees of $81,000 for the three months ended March 31, 2004 versus March 31, 2003 is due to all brokerage fee obligations being paid in 2003.

     The increase in loan origination fees of $9,000 is due to a revision of fee rates on the increased line of credit of $22,000,000 with a new banking institution.

     The increase in other income of $10,000 during the quarter ended March 31, 2004 versus the quarter ended March 31, 2003 is made up of $2,000 in miscellaneous income and $8,000 in imputed interest on the formation loan. The corresponding effect of this income is the increase of $8,000 in amortization of discount on imputed interest expenses during the two quarters under review. The increase in imputed interest is the result of increases in the formation loan due to additional limited partnership investments.

     Partnership capital continued to increase at a slower rate for the quarter ended March 31, 2004 than for the quarter ended March 31, 2003. The Partnership received new limited partner capital contributions of $8,274,000 and retained the earnings of limited partners that have chosen to do so of $1,656,000 for the three months ended March 31, 2004, as compared to $13,126,000 and $1,377,000 for the three months ended March 31, 2003. The increased overall Partnership capital helped increase loans outstanding to $138,220,000 at March 31, 2004, as compared to $95,080,000 at March 31, 2003. The limited partner contributions of $8,274,000 for the quarter ended March 31, 2004 relate to the fifth offering while the $13,126,000 for the period ended March 31, 2003 related to the fourth offering. Proceeds from loan payoffs and from the sale of Units were used to pay down the Partnership's line of credit from $22,000,000 as of December 31, 2003 to $2,000,000 as of March 31, 2004. Cash generated from interest earnings, late charges, amortization of principal, loan payoffs and capital contributions by limited partners was utilized to fund new loans and meet distributions and capital liquidations to limited partners. Loans outstanding declined in the first quarter of 2004 by $8,954,000 as cash flows exceeded new loan placements. The general partners anticipate that loan originations will balance with cash flows for 2004.

     At March 31, 2004, outstanding foreclosures were reduced to three ($2,931,000) from the six ($4,029,000) that existed at March 31, 2003. During the three months ended March 31, 2004, the outstanding principal subject to foreclosure decreased $1,098,000 from $4,029,000 at March 31, 2003. Of the foreclosures at March 31, 2004, all have entered into workout agreements. The number of foreclosures and principal amounts in foreclosure are not unusual in the general partners' experience.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $448,000 for the three months ended March 31, 2004 as compared to $573,000 for the three months ended March 31, 2003. The decrease is due to fewer loans written in the three months ended March 31, 2004 than the three months during the corresponding period of 2003.

     Since January, 2001, and through March 31, 2004, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2004 at rates similar to those that prevailed in 2003. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% over the year 2004. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 7.00% and 7.50% in 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During

2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003, the economy has stabilized, but is still stagnant. At March 31, 2004 the partnership had 14 loans past due 90 days or more totaling $23,819,000. Included in these 90 day or more delinquent loans are three notices of default beginning the process of foreclosing three of our loans. The principal amounts of the three foreclosed loans total $2,931,000 or 2.12% of the secured loan portfolio.

     In addition to the three workout agreements with borrowers in foreclosure, the partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The total number of partnership workout agreements with borrowers is six, inclusive of matured, foreclosed or 90-day delinquent loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at March 31, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2004, we may initiate foreclosure on delinquent borrowers or borrowers who become delinquent during the year. We may take back additional real estate through the foreclosure process in 2004. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $2,716,000 through March 31, 2004. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of March 31, 2004 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW - For the three months ended March 31, 2004 and 2003.

Loan Portfolio.

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2004 and 2003 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $99,435,000 (71.94%) and $69,061,000 (72.63%) of the outstanding loan portfolio. The remainder of the portfolio
represented   loans  secured  by  real  estate  located  primarily  in  Northern
California.

     As of March 31, 2004 and March 31,2003, the Partnership held 79 secured loans in the following categories (in thousands)

                             March 31,                       March 31,
                                2004                            2003
                    ----------------------------    ----------------------------

Single family residence
  (1-4 units)            $  58,620        42.41%         $  33,023        34.73%
Multiple family dwellings
  (5+ units)                23,621        17.09%            15,990        16.82%
Commercial                  50,587        36.60%            37,653        39.60%
Land                         5,392         3.90%             8,414         8.85%
                    --------------    ----------    --------------    ----------

Total                    $ 138,220        100.0%         $  95,080        100.0%
                    ==============    ==========    ==============    ==========


     As of March 31, 2004, the Partnership held 79 secured loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2004.

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                       As of March 31, 2004 (in thousands)

                                 # of Secured
                                     Loans            Amount            Percent
                              --------------     -------------     ------------
1st Mortgages                          43           $  83,195           60.19%
2nd Mortgages                          32              52,604           38.06%
3rd Mortgages                           4               2,421            1.75%
                              ================   =============     ============
     Total                             79           $ 138,220          100.00%

Maturing 12/31/04 and prior            19           $  37,866           27.40%
Maturing prior to 12/31/05             18              47,494           34.36%
Maturing prior to 12/31/06             18              32,909           23.81%
Maturing after 12/31/06                24              19,951           14.43%
                              ================   =============     ============
     Total                             79           $ 138,220          100.00%

Average Loan                                        $   1,749            1.27%
Largest Loan                                        $  16,010           11.58%
Smallest Loan                                       $      40            0.03%
Average Loan-to-Value, based
  upon appraisals and prior liens
  at date of loan                                                       58.40%

     Over time, loans may increase above 10% of the secured loan portfolio or Partnership assests as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

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

     During the three months ended March 31, 2004 and 2003, the Partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                          Three months ended March 31,
                                       -----------------------------------

                                            2004               2003
                                       ---------------    ----------------
         Compounding                       $1,656,000          $1,347,000
         Distributing                      $1,005,000           $ 718,000


     As of March 31, 2004 and March 31, 2003, limited partners electing to receive cash distributions of earnings represented 38% and 34%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the Partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of

March 31, 2004, many limited partners may not as yet availed themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three months ended March 31, 2004 and 2003 were:

                                       Three months ended March 31,
                                     ---------------------------------
                                           2004               2003
                                     --------------    ---------------
       Cash distributions               $1,005,000          $ 718,000
       Capital liquidation*              $ 627,000          $ 351,000
                                     --------------    ---------------

       Total                            $1,632,000        $ 1,069,000
                                     ==============    ===============

* These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the three months ended March 31, 2004 and 2003, capital liquidated subject to the 10% penalty for early withdrawal was:

                                         Three months ended March 31,
                                      -----------------------------------
                                           2004                 2003
                                      --------------       --------------
                                        $ 328,000            $ 113,000

     This represents 0.21% and 0.11% of the limited partners' ending capital as of March 31, 2004 and 2003, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of March 31, 2004, approximately 71.94% of the loans held were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area.

     Recently the national and the Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The San Francisco Business Times of March 19, 2004 states "Robust February for Bay Area home sales." "Bay Area home prices rose at their fastest rate in nearly three years and sales were at near-record levels last month, the result of continued demand and an accommodating mortgage finance environment, according to DataQuick Information Systems of La Jolla, a real estate information service. A total of 7,412 new and resale houses and condos were sold in the nine-county region in February. That was up 4.4 percent from 7,102 the month before and 10.6 percent from 6,704 for February last year, according to DataQuick". "Last month was the second strongest February DataQuick has in its records, which go back to 1988." "The median price paid for a Bay Area home was $457,000 last month, near December's record $458,000. Last month's median was up 3.2 percent from $443,000 in January and up 13.4 percent from $403,000 for February last year. The year-over-year increase was the highest since March 2001 when the median was $386,000, up 17.3 percent from $329,000 a year earlier. Santa Clara County had the lion's share of home sales --25%-- with 1,865 homes sold in February compared to 1,450 in February 2003, according to DataQuick, which compiles its figures from public records of all sales. The Median Price in the county, according to DataQuick, was $490,000, up 7.5% in a year's time." "Indicators of market distress are still largely absent, in DataQuick's opinion. It said foreclosure rates are low, flipping rates are low, down payment sizes are stable and there have been no significant shifts in market mix."

     On the commercial scene, the SF Business Times of March 26-April 1, 2004 stated "City's real estate market creeps toward recovery." "San Francisco's commercial real estate industry clawed forward in the first quarter, as office vacancy moved downward, rents remained flat or moved up slightly, and sales surged. Colliers International reported 221,347 square feet of downtown office absorption, while preliminary numbers from Grubb & Ellis indicated around 140,000 square feet of absorption. The firms put the office vacancy rate at 16.9 percent and 22 percent, respectively. "We're trending back toward a favorable market," said Scott Harper, managing director of Collier's San Francisco office. "It's the third consecutive quarter, and fourth of the last five quarters, of positive absorption." The pace of absorption did slow from the fourth quarter, however. Collier's reported 360,631 square feet of positive absorption during the final three months of 2003, while Grubb saw 365,000 square feet. "As recovery starts, the pace usually picks up initially and then starts to moderate," said Colin Yasukochi, regional manager of research and client services for California at Grubb & Ellis. "We've always projected that performance will be uneven in the first year of the recovery." "Also on the plus side, sublease space is steadily decreasing. After hitting a peak of around 8 million square feet in 2002, total San Francisco sublease space is now around 4 million square feet, Grubb & Ellis reported."

     A strong, appreciating residential market is good for primarily equity based lenders as it allows borrowers to sell or refinance if they become unable to make their mortgage payments. Appreciation assists lenders if they must take back the real estate security on a loan mitigating potential loan losses.

     Recovering commercial vacancies and stable to increasing rental rates will assist landlords in debt service coverage, cash flow, and property values. All are good for the real estate collateral securing the Partnership's commercial loans.

     For Partnership loans outstanding, as of March 31, 2004, the Partnership had an average loan to value ratio based upon appraisals and prior liens as of the date the loan was made of 58.40%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I - Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and on our line of credit as of March 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2004 (in thousands):

                                        2004        2005       2006        2007        2008      Thereafter     Total
                                     ---------- ----------- ---------- ----------- ----------- ------------- -----------
Interest earning assets:
Money market accounts                  $ 3,983                                                                  $ 3,983
Average interest rate                    1.00%                                                                    1.00%
Loans secured by deeds of trust         37,866      47,494     32,909      13,456       1,945         4,550    $138,220
Average interest rate                   11.18%      10.45%     10.09%      10.40%       9.81%         9.43%      10.52%
Line of credit                       $   2,000                                                               $    2,000
Average interest rate                       4%                                                                       4%


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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of March 31, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2004 the general partners have determined that the allowance for loan losses and real estate owned of $2,716,000 (1.84% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2004, 14 loans were delinquent over 90 days amounting to $23,820,000. Of these, $3,297,000 delinquent loans were subject to workout agreements, which require the borrower to make regular monthly loan payments and/or payments plus additional catch up amounts.

     The Partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2004, there were thirteen such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the Partnership's loans which are periodically disbursed, as of March 31, 2004, is set forth below (in thousands):

                          Complete construction            Rehabilitation
                       --------------------------    -------------------------

Disbursed funds                 $ 15,665                     $ 30,441
Undisbursed funds               $  9,775                     $  9,585


Part I - Item 4.  CONTROLS AND PROCEDURES

     As of March 31, 2004, the general partners of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls on the other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, Form S-11 and subsequent amendments related to the offering of Partnership interests dated October 7, 2003, page 5, under the section "Compensation of the General Partners and the Affiliates," which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving                Description of Compensation
Compensation                       and Services Rendered                Amount
------------------- -------------------------------------------------  ---------
I. Redwood Mortgage
     Corp.         Loan Servicing Fee for servicing loans............  $353,000

   General Partners
     &/or Affiliates
                   Asset Management Fee for managing assets..........  $141,000

   General Partners  1% interest in profits..........................   $27,000
                   Less allocation of syndication costs .............         0
                                                                  --------------
                                                                        $27,000
   Redwood Mortgage
     Corp.         Portion of early withdrawal penalties applied
                   to reduce Formation Loan .........................    $25,000

   General Partners
      &/or Affiliates
                   Organization and Offering Expenses................          0


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage
    Corp.
                    Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the loans paid by the borrowers and not by
                    the Partnership..................................   $448,000

Redwood Mortgage
    Corp.
                    Processing and Escrow Fees for services in connection
                    with notary, document preparation, investigation, and
                    escrow fees payable by the borrowers and not by the
                    Partnership......................................     $6,000

Gymno Corporation   Reconveyance Fee.................................     $6,801

Redwood Mortgage
    Corp.           Assumption or Extension Fees.....................     $    0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $75,000

                                     PART 2
                                OTHER INFORMATION


Item 1..... Legal Proceedings

                Refer to notes to financial statements No. 8 discussed earlier

Item 2..... Changes in the Securities
                  S-11, effective October 7, 2003 and any subsequent amendments thereto

Item 3.....  Defaults Upon Senior Securities
                         Not Applicable

Item 4.....  Submission of Matters to a Vote of Security Holders
                         Not Applicable

Item 5.....  Other Information
                         None

Item 6.....  Exhibits and Reports on Form 8-K.

             (a) Exhibits

                  (99.1) Certification of Michael R. Burwell, General Partner

                  (99.2) Certification of Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

             (b) Form 8-K
                         Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of May 2004.


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


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -----------------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of May 2004.


   Signature                          Title                          Date


/S/ Michael R. Burwell
--------------------------
Michael R. Burwell          General Partner                        May 14, 2004



/S/ Michael R. Burwell
--------------------------
Michael R. Burwell          President of Gymno Corporation,        May 14, 2004
                            (Principal Executive Officer);
                            Director of Gymno Corporation;
                            Secretary/Treasurer of Gymno
                            Corporation (Principal Financial
                            and Accounting Officer)




/S/ Michael R. Burwell
---------------------------
Michael R. Burwell          President, Secretary/Treasurer         May 14, 2004
                            of Redwood Mortgage Corp.
                            (Principal Financial and
                            Accounting Officer); Director
                            of Redwood Mortgage Corp.

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 14, 2004

                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 14, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and Chief
Financial Officer of Gymno Corporation,
General Partner, and Redwood Mortgage
Corp., General Partner
May 14, 2004

                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
--------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
May 14, 2004