Form 10-Q
period 2004-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2004-08-16
CIK 889123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                       Commission File Number: 333-106900

                        REDWOOD MORTGAGE INVESTORS VIII,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


              California                                   94-3158788
 (State or other jurisdiction of incorporation          (I.R.S. Employer
            or organization)                            Identification No.)


 900 Veterans Blvd., Suite 500, Redwood City, CA            94063-1743
  (Address of principal executive offices)                  (Zip Code)

                                 (650) 365-5341
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            XX             No
          --------------             --------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No          XX
          --------------             -------------

Part I - Item 1.   Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 and DECEMBER 31, 2003 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                                     June 30,         December 31,
                                                                                       2004               2003
                                                                                  --------------    ---------------
Cash and cash equivalents                                                             $   9,082          $   8,921
                                                                                  --------------    ---------------

Loans
  Loans secured by deeds of trust                                                       161,930            147,174
  Loans, unsecured                                                                           34                 34
  Allowance for loan losses                                                             (2,249)            (2,649)
                                                                                  --------------    ---------------
       Net loans                                                                        159,715            144,559
                                                                                  --------------    ---------------

Interest and other receivables
  Accrued interest and late fees                                                          5,281              4,735
  Advances on loans                                                                         265                416
                                                                                  --------------    ---------------

                                                                                          5,546              5,151
                                                                                  --------------    ---------------

Loan origination fees, net                                                                   29                 44
Real estate held for sale, net of allowance of $500                                       3,979              3,979
                                                                                  --------------    ---------------

       Total assets                                                                 $   178,351       $    162,654
                                                                                  ==============    ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Line of credit                                                                  $    20,000       $     22,000
    Accounts payable                                                                         37                224
    Payable to affiliate                                                                    517                448
                                                                                  --------------    ---------------
       Total liabilities                                                                 20,554             22,672
                                                                                  --------------    ---------------

Investors in applicant status                                                               588              1,210
                                                                                  --------------    ---------------

Partners' capital
    Limited partners' capital, subject to redemption net of unallocated syndication costs of $1,012 and $875 for June 30, 2004 and December 31,
      2003 , respectively; and formation loan receivable of $8,266 and
      $7,550 for June 30, 2004 and December 31, 2003, respectively                      157,071            138,649

    General partners' capital, net of unallocated syndication costs of $10
      and $9 for June 30, 2004 and December 31, 2003, respectively                          138                123
                                                                                  --------------    ---------------

       Total partners' capital                                                          157,209            138,772
                                                                                  --------------    ---------------

       Total liabilities and partners' capital                                      $   178,351       $    162,654
                                                                                  ==============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                      -------------------------------     ------------------------------

                                                          2004              2003              2004             2003
                                                      -------------     -------------     -------------    -------------
Revenues
  Interest on loans                                     $    3,612        $    2,942        $    7,345       $    5,706
  Interest-bank                                                 15                23                19               40
  Late fees                                                     59                93               112              100
  Other                                                         99                63               159              113
                                                      -------------     -------------     -------------    -------------
                                                             3,785             3,121             7,635            5,959
                                                      -------------     -------------     -------------    -------------
Expenses
  Mortgage servicing fees                                      340               241               693              447
  Interest expense                                              23                 -               129                1
  Amortization of loan origination fees                         15                 3                27                6
  Provisions for losses on loans and real estate               160               133               442               245
  Asset management fees                                        150               111               291              209
  Clerical costs from Redwood Mortgage Corp.                    77                72               152              142
  Professional services                                         51                22               106               67
  Broker expense                                                 -               100                 -              181
  Amortization of discount on imputed interest                  57                49               114               98
  Other                                                         34                29                70               72
                                                      -------------     -------------     -------------    -------------
                                                               907               760             2,024            1,468
                                                      -------------     -------------     -------------    -------------
       Net income                                       $    2,878        $    2,361        $    5,611       $    4,491
                                                      =============     =============     =============    =============

  Net income:  general partners (1%)                    $       29        $       24        $       56       $       45
               limited partners (99%)                        2,849             2,337             5,555            4,446
                                                      -------------     -------------     -------------    -------------
                                                        $    2,878        $    2,361        $    5,611       $    4,491
                                                      =============     =============     =============    =============
Net income per $1,000 invested by limited
    partners for entire period

  -where income is reinvested and compounded                $17.58            $19.20            $35.62           $39.48
                                                      =============     =============     =============    =============

  -where partner receives income in periodic
       distributions                                        $17.47            $19.08            $35.11           $38.05
                                                      =============     =============     =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (unaudited)
                                 (in thousands)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------------
                                                                                  2004                2003
                                                                             ----------------    ---------------
Cash flows from operating activities
  Net income                                                                   $       5,611       $      4,491
  Adjustments to reconcile net income to net cash provided by operating activities
    Imputed interest income                                                            (114)               (98)
    Amortization of discount                                                             114                 98
    Amortization of loan origination fees                                                 27                  9
    Provision for loan and real estate losses                                            442                245
  Change in operating assets and liabilities
    Accrued interest and late fees                                                   (1,112)              (297)
    Advances on loans                                                                    (7)              (125)
    Other receivables                                                                      -                238
    Loan origination fees                                                               (11)                  -
    Accounts payable                                                                   (187)                194
    Payable to affiliate                                                                  69               (11)
    Deferred interest                                                                      -              (112)
                                                                             ----------------    ---------------

Net cash provided by operating activities                                              4,832              4,632
                                                                             ----------------    ---------------
Cash flows from investing activities
  Loans originated                                                                  (50,212)           (45,861)
  Principal collected on loans                                                        35,339             20,497
  Payments for development of real estate                                                  -              (323)
                                                                             ----------------    ---------------
Net cash used in investing activities                                               (14,873)           (25,687)
                                                                             ----------------    ---------------
Cash flows from financing activities
  Repayments on line of credit, net                                                  (2,000)                  -
  Repayments on note payable                                                               -               (11)
  Contributions by partner applicants                                                 16,366             24,743
  Partners' withdrawals                                                              (3,177)            (2,338)
  Syndication costs paid                                                               (237)              (258)
  Formation loan lending                                                             (1,174)            (1,772)
  Formation loan collections                                                             424                293
                                                                             ----------------    ---------------

Net cash provided by financing activities                                             10,202             20,657
                                                                             ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                                     161              (398)

Cash and cash equivalents - beginning of year                                          8,921              7,188
                                                                             ----------------    ---------------

Cash and cash equivalents - end of period                                      $       9,082       $      6,790
                                                                             ================    ===============

Supplemental disclosures of cash flow information
     Cash paid for interest                                                    $         129       $          1
                                                                             ================    ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

     The following summarizes Formation Loan transactions to June 30, 2004 (in thousands):

                                 1st            2nd             3rd            4th            5th           Total
                             ------------    -----------    ------------    -----------    -----------    -----------

Limited partner
  contributions               $   14,932      $  29,993      $   29,999      $  49,985      $  22,710      $ 147,619
                             ============    ===========    ============    ===========    ===========    ===========

Formation loan made           $    1,075      $   2,272      $    2,218      $   3,777      $   1,627      $  10,969
Discount on imputed
  interest                          (36)          (385)           (333)          (739)          (210)        (1,703)
                             ------------    -----------    ------------    -----------    -----------    -----------

Formation loan, net                1,039          1,887           1,885          3,038          1,417          9,266
Repayments to date                 (737)          (924)           (469)          (312)           (22)        (2,464)
Early withdrawal
  penalties applied                 (70)          (102)            (67)              -              -          (239)
                             ------------    -----------    ------------    -----------    -----------    -----------

Formation loan, net                  232            861           1,349          2,726          1,395          6,563
Unamortized discount
  on imputed interest                 36            385             333            739            210          1,703
                             ------------    -----------    ------------    -----------    -----------    -----------

Balance, June 30, 2004        $      268      $   1,246      $    1,682      $   3,465      $   1,605      $   8,266
                             ============    ===========    ============    ===========    ===========    ===========

Percent loaned                      7.2%           7.6%            7.4%           7.6%           7.2%           7.4%
                             ============    ===========    ============    ===========    ===========    ===========

     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings' close. During the six month periods ended June 30, 2004 and 2003, amortization expense of $114,000 and $98,000 was recorded related to the discount on the imputed interest.

Syndication costs

     The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 1 - GENERAL (continued)

     Through June 30, 2004, syndication costs of $2,790,000 had been incurred by the partnership with the following distribution (in thousands):

         Costs incurred                                     $   2,790
         Early withdrawal penalties applied                      (97)
         Allocated and amortized to date                      (1,671)
                                                          ------------
         June 30, 2004 balance                              $   1,022
                                                          ============

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. As of June 30, 2004, the fifth offering had incurred syndication costs of $321,000 (1.4% of contributions).


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

Loans secured by deeds of trust

     At June 30, 2004 and December 31, 2003, the partnership had fourteen and sixteen loans, past due 90 days or more in interest payments ("90 day Past Due Loans") totaling $21,202,000 and $27,182,000, respectively. Included in the 90 day Past Due Loans are seven loans and eight loans totaling $8,281,000 and $10,469,000 at June 30, 2004 and December 31, 2003, respectively, which are past maturity (see Note 7). A Past Maturity Loan is a loan in which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and accrued interest. The partnership does not consider the seven Past Maturity Loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At June 30, 2004 and December 31, 2003, loans categorized as impaired by the partnership were $0.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2004 and December 31, 2003 was as follows (in thousands):

                                              June 30,          December 31,
                                                2004               2003
                                           --------------     --------------
         Impaired loans                      $         -        $         -
         Specified loans                              49                 49
         General                                   2,200              2,600
         Unsecured loans                               -                  -
                                           --------------     --------------
                                             $     2,249        $     2,649
                                           ==============     ==============


     Activity in the allowance for loan losses is as follows for the six months through June 30, 2004 and for the year ended December 31, 2003 (in thousands):

                                               June 30,          December 31,
                                                2004               2003
                                           --------------     --------------
         Beginning balance                   $     2,649        $     3,021
         Restructured loans                            -                  -
         Additions charged to income                 442                782
         Write-offs                                (842)            (1,154)
                                           --------------     --------------
                                             $     2,249        $     2,649
                                           ==============     ==============

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset management fees

     The general partners receive monthly fees for managing the partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual), which is the partnership's total assets less its total liabilities.

Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

     Redwood Mortgage Corp., a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


note 4 - Real Estate Held for Sale

     During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian is wholly owned by the partnership. Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. As of June 30, 2004 and December 31, 2003, the partnership had advanced approximately $124,000 and $94,000, respectively, to Russian for sales and maintenance costs. At June 30, 2004 and December 31, 2003, the partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.


note 5 - Bank Line of Credit

     The partnership has a bank line of credit expiring November 25, 2005, of up to $32,000,000 at prime secured by its loan portfolio. The outstanding balances were $20,000,000 and $22,000,000 at June 30, 2004 and December 31, 2003,
respectively. The interest rate was 4.00% (prime) at June 30, 2004. The line of credit calls for certain financial covenants. To the best of its knowledge, the partnership was in compliance with these covenants for the six month period ended June 30, 2004 and for the year ended December 31, 2003.


note 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $161,930,000 and $147,174,000 at June 30, 2004 and December 31, 2003, respectively. The fair value of these loans of $163,158,000 and $148,748,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At June 30, 2004 and December 31, 2003 there were 86 and 81 secured loans outstanding, respectively, with the following characteristics:

                                                                                June 30,          December 31,
                                                                                  2004                2003
                                                                             ----------------    ---------------
Number of secured loans outstanding                                                       86                 81
Total secured loans outstanding                                                $     161,930       $    147,174

Average secured loan outstanding                                               $       1,883       $      1,817
Average secured loan as percent of total                                               1.16%              1.23%
Average secured loan as percent of partners' capital                                   1.20%              1.31%

Largest secured loan outstanding                                               $      16,010       $     16,010
Largest secured loan as percent of total loans                                         9.89%             10.88%
Largest secured loan as percent of total partnership assets                            8.98%              9.84%

Number of counties where security is located (all California)                             21                 20
Largest percentage of secured loans in one county                                     25.79%             26.47%
Average secured loan to appraised value of security based on
    appraised values and senior liens(1) at time loan was consummated                 53.75%             53.97%

Number of secured loans in foreclosure status                                              5                  3
Amount of secured loans in foreclosure                                         $       4,997        $     2,931






---------------------------------
     (1) A senior lien(s) is a recorded encumbrance that is senior in right of payment and priority to the partnership's loan.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     The following secured loan categories were held at June 30, 2004, and December 31, 2003:

                                                                                June 30,          December 31,
                                                                                  2004               2003
                                                                             ----------------    --------------
First Trust Deeds                                                              $     103,093       $    84,437
Second Trust Deeds                                                                    55,559            61,247
Third Trust Deeds                                                                      3,278             1,490
                                                                             ----------------    --------------
      Total secured loans                                                            161,930           147,174
Senior liens due other lenders at inception of loan                                  122,090           116,870
                                                                             ----------------    --------------
      Total debt                                                               $     284,020       $   264,044
                                                                             ----------------    --------------

Appraised property value at inception of loan                                  $     528,379       $   489,219
                                                                             ----------------    --------------

Total secured loans as a percent of appraisals                                        53.75%            53.97%
                                                                             ----------------    --------------

Secured loans by type of property
    Owner occupied homes                                                       $      13,528       $    13,656
    Non-owner occupied homes                                                          65,116            52,975
    Apartments                                                                        24,032            22,649
    Commercial                                                                        53,862            52,502
    Land                                                                               5,392             5,392
                                                                             ----------------    --------------
                                                                               $     161,930       $   147,174
                                                                             ================    ==============

The interest rates on the loans range from 8.50% to 18.00% at June 30, 2004.

Scheduled maturity dates of loans as of June 30, 2004 are as follows:

                      Year Ending
                      December 31,                 Amount
                -------------------------      ---------------

                          2004                   $     31,482
                          2005                         50,581
                          2006                         52,849
                          2007                         16,384
                          2008                          1,630
                       Thereafter                       9,004
                                               ---------------
                                                 $    161,930
                                               ===============

     The scheduled maturities for 2004 include nine Past Maturity Loans totaling $9,881,000, and representing 6.07% of the portfolio June 30, 2004. Interest payments on seven of these loans with an aggregate principal balance of $8,281,000 were categorized as 90 days or more delinquent on interest payments. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these nine Past Maturity Loans, the partnership has begun foreclosure on three with aggregate principal balances totaling $3,297,000. These three foreclosures are included in the total number of foreclosures initiated by the partnership, which as of June 30, 2004 total five.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     Cash deposits at June 30, 2004 of $9,277,000, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $9,177,000. This bank is the same financial institution that has provided the partnership with the $32,000,000 limit line of credit (LOC). As and when deposits in the partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed in new loans when available, or used to pay-down the line of credit balance to the extent of borrowings or held as cash.


NOTE 8 - COMMITMENTS & CONTINGENCIES

Construction/Rehabilitation Loans

     The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At June 30, 2004 there were $22,996,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirements of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of June 30, 2004. There are five loans totaling $3,461,000 in workout agreements as of June 30, 2004.

Legal proceedings

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

     Part I - Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2004, there was one real estate property owned by the partnership.

     Loans and related accrued interest, fees, and advances are analyzed on a regular basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses and real estate held for sale to an amount considered by management to be adequate, with due consideration to original collateral values at loan inception and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The analysis of 2004 includes forward looking statements and predictions about the possible future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general partners of the partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through Redwood Mortgage Corp. which arranges, services and maintains the loan portfolio for the benefit of the partnership. Michael Burwell is President and Chief Financial Officer of Redwood Mortgage Corp. and Gymno Corporation. The following is a list of various partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $1,343,000 and $1,252,000 for the six month periods ended June 30, 2004 and 2003, and $895,000 and $679,000 for the three month periods ended June 30, 2004 and 2003, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of 693,000 and $447,000 were incurred for the six month periods ended June 30, 2004 and 2003, and $340,000 and $241,000 were incurred for the three month periods ended June 30, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $291,000 and $209,000 were incurred by the Partnership for the six month periods ended June 30, 2004 and 2003, and $150,000 and $111,000 were incurred for the three month periods ended June 30, 2004 and 2003, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2004 and December 31, 2003, a general partner, Gymno Corporation, had contributed $149,000 and $133,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

     Results of Operations - For the six and three months ended June 30, 2004 and 2003

     The  following   increases/(decreases)  took  place  in  the  partnership's operating results for the six and three month periods ended June 30, 2004 versus 2003 and are summarized hereunder:

                                                              Changes during the                Changes during the
                                                               six months ended                 three months ended
                                                           June 30, 2004 versus 2003        June 30, 2004 versus 2003
                                                         ----------------------------      ---------------------------

Net income                                                         $ 1,120,000                     $    517,000
                                                                 ==============                  ===============
  Revenue
     Interest on loans                                               1,639,000                          670,000
     Interest - bank                                                  (21,000)                          (8,000)
     Late charges                                                       12,000                         (34,000)
     Other                                                              46,000                           36,000
                                                                 --------------                  ---------------
                                                                   $ 1,676,000                     $    664,000
                                                                 --------------                  ---------------
  Expenses
     Mortgage servicing fees                                           246,000                           99,000
     Interest expense                                                  128,000                           23,000
     Amortization of loan origination fees                              21,000                           12,000
     Provision for losses on loans and real estate
       held for sale                                                   197,000                           27,000
     Asset management fees                                              82,000                           39,000
     Clerical costs from Redwood Mortgage Corp.                         10,000                            5,000
     Professional services                                              39,000                           29,000
     Broker expense                                                  (181,000)                        (100,000)
     Amortization of discount on imputed interest                       16,000                            8,000
     Other                                                             (2,000)                            5,000
                                                                 --------------                  ---------------
                                                                   $   556,000                     $    147,000
                                                                 --------------                  ---------------

          Net income increase                                      $ 1,120,000                     $    517,000
                                                                 ==============                  ===============

Significant changes are as follows:

     The increase in interest on loans of $1,639,000 (29%) for the six month period, and $670,000 (23%) for the three month period ended June 30, 2004 versus June 30, 2003, was due primarily to the increased size of the partnership secured loan portfolio at June 30, 2004 as compared to June 30, 2003 of $161,930,000 and $109,927,000, respectively. The increase in interest on loans for the six month period and three month period ended June 30, 2004 was mitigated by a lower average portfolio interest rate of 10.28% at June 30, 2004 versus 11% at June 30, 2003. Average loan balances for the six and three month periods ended June 30, 2004 and 2003 were $142,904,000 and $103,753,000 for the six month periods, and $140,545,000 and $107,009,000 for the three month periods, respectively.

     The increase in interest expense of $128,000 and $23,000 for the six and three month periods ended June 30, 2004 versus June 30, 2003 is due to the larger average outstanding balance of the line of credit during the second quarter of 2004. This credit line usage was due primarily to the partnership utilizing the credit line to fund a portion of loan demand.

     The increase in mortgage servicing fees of $246,000 (55%) for the six month period, and $99,000 (41%) for the three month period ended June 30, 2004 versus June 30, 2003 is primarily due to an increase in the size of the loan portfolio from $109,927,000 as of June 30, 2003 to $161,930,000 as of June 30, 2004.

     The increase in provision for losses on loans and real estate held for sale of $197,000 (80%) for the six month period, and $27,000 (20%) for the three month period ended June 30, 2004 versus June 30, 2003 is due to an increase in the overall portfolio size. The portfolio, when comparing June 30, 2004 to June 30, 2003, increased in size from $109,927,000 in 2003 to $161,930,000 in 2004. A loss was absorbed by the allowance for loan losses due to the short sale of one of the properties securing a partnership loan, and also through write-off of previously accrued interest balance on one of the repaid loans, which management considered to be uncollectible. At June 30, 2004, total allowance for losses on loans and real estate held for sale equaled $2,749,000, which the general partners consider to be adequate.

     The increase in the asset management fees of $82,000 and $39,000 for the six and three month periods ended June 30, 2004 versus the respective periods ended June 30, 2003 is due to an increase in the partners' capital under management at June 30, 2004 and 2003 to $166,497,000 and $125,443,000,
respectively.

     The increase in professional fees of $39,000 and $29,000 for the six and three month periods ended June 30, 2004 versus June 30, 2003 is due to the increased expense due to the larger partnership size.

     The decrease in broker expense of $181,000 and $100,000 for the six and three month periods ended June 30, 2004 versus June 30, 2003 is due to all brokerage fee obligations being paid in 2003.

     The increase in loan origination fees of $21,000 and $12,000 for the six and three month periods ended June 30, 2004 versus the respective periods ended June 30, 2003, is due to a revision of fee rates on the increased line of credit of $32,000,000.

     The increase in other income of $46,000 and $36,000 for the six and three month periods ended June 30, 2004 versus the respective periods ended June 30, 2003 is made up of an increase of $30,000 in miscellaneous income, and an increase of $16,000 in imputed interest on the formation loan. The corresponding effect of imputed interest income is the increase of $16,000 in amortization of discount on imputed interest expenses during the six month period under review. The increase in imputed interest is the result of increases in the formation loan due to additional limited partnership investments.

     Partnership capital continued to increase at a slower rate for the quarter ended June 30, 2004, as the partnership received new limited partner capital contributions of $16,349,000 and retained the earnings of limited partners that have chosen to reinvest earnings of $3,407,000 for the six month period ended June 30, 2004, as compared to $24,694,000 and $2,847,000 for the six month period ended June 30, 2003. The increased partnership capital helped increase loans outstanding to $161,930,000 at June 30, 2004, as compared to $109,927,000 at June 30, 2003. The limited partner contributions of $16,349,000 relates to the current offering while $24,694,000 related to the fourth offering, which closed at the end of the third quarter of 2003.

     The partnership utilized its bank line of credit significantly more during the first half of 2004 when compared to the first half of 2003. Average outstanding balance of the line of credit was $6,467,000 for the six month period ended June 30, 2004 versus $0 for the comparable period of 2003. In addition, cash generated from interest earnings, late charges, amortization of principal, loan payoffs and capital contributions by limited partners was utilized to fund new loans and meet distributions and capital liquidations to limited partners.

     At June 30, 2004, outstanding foreclosures were five totaling $4,997,000 or 3.07% of outstanding loans compared to the five totaling $3,740,000 or 3.40% of outstanding loans that existed at June 30, 2003. Of the foreclosures at June 30, 2004, three have entered into workout agreements. These foreclosures are a reflection of the economic times that existed at June 30, 2004 and June 30, 2003, yet are not unusual in the general partners' experience.

     The general partners received mortgage brokerage commissions from the loan borrowers of $1,343,000 and $895,000 for the six and three month periods ended June 30, 2004 as compared to $1,252,000 and $679,000 for the six and three month periods ended June 30, 2003. The increase is due to more loans written in the six and three month periods ended June 30, 2004 than the six and three month periods during 2003.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. During 2001 the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003 the economy has stabilized. During 2004 the economy and the Northern California real estate market strengthened. As of June 30, 2004, the partnership had fourteen loans past due 90 days or more on interest payments totaling $21,202,000. Five notices of default are currently filed beginning the process of foreclosing five of our loans. Of the five foreclosed loans, four totaling $3,693,000 are categorized as delinquent and past maturity. The other foreclosed loan is less than 90 days delinquent but is past maturity. The principal amounts of the five foreclosed loans total $4,997,000 or 3.07% of the secured loan portfolio. Three of these foreclosed borrowers have entered into workout agreements.

     In addition to the three workout agreements with borrowers in foreclosure, the partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The total number of partnership workout agreements with borrowers is five, inclusive of matured, foreclosed or 90-day delinquent loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at June 30, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2004, we may initiate further foreclosure on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2004. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $2,749,000 through June 30, 2004. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of June 30, 2004 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     Since January, 2001 and continuing through June, 2004, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to one percent. These interest rate cuts significantly lowered long and short term interest rates. On July 1, 2004, the Federal Reserve increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) to 1.25%. This was the first Federal Funds Rate increase in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1/4 of one percent upward shift in the Federal Funds Rate will have an almost negligible effect upon the interest rates the partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last six months, particularly in Northern California. This has translated into more loan activity for the partnership, as demand for loans is strong from qualified borrowers. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the partnership's expectations of stable interest rates in the near future, the partnership anticipates that the average loan portfolio interest rate will decline approximately 0.25% over the remainder of 2004. From the general partners' experience, we anticipate that the annualized yield for 2004 will range between 7.00% and 7.50%.

PORTFOLIO REVIEW - For the six months ended June 30, 2004 and 2003

Loan Portfolio.

     The partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2004 and 2003 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $124,071,000 (76.62%) and $79,757,000 (72.55%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California

     As of June 30, 2004 and June 30, 2003, the Partnership held 86 and 79 secured loans, respectively, in the following categories (in thousands)

                                                      June 30,                          June 30,
                                                        2004                              2003
                                            ------------------------------    ------------------------------

Single family residence (1-4 units)           $   78,644           48.57%       $   35,988           32.74%
Multiple family dwellings (5+ units)              24,032           14.84%           22,919           20.85%
Commercial                                        53,862           33.26%           45,375           41.28%
Land                                               5,392            3.33%            5,645            5.13%
                                            -------------    -------------    -------------    -------------

Total                                         $  161,930          100.00%       $  109,927          100.00%
                                            =============    =============    =============    =============

     As of June 30, 2004, the partnership held 86 secured loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2004.

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                       As of June 30, 2004 (in thousands)

                                                                   # of
                                                                  Secured
                                                                   Loans              Amount           Percent
                                                               --------------    ---------------    -------------
      1st Mortgages                                                       49       $    103,093           63.67%
      2nd Mortgages                                                       34             55,559           34.31%
      3rd Mortgages                                                        3              3,278            2.02%
                                                               ==============    ===============    =============
           Total                                                          86       $    161,930          100.00%

      Maturing 12/31/04 and prior                                         14       $     31,482           19.44%
      Maturing prior to 12/31/05                                          19             50,581           31.24%
      Maturing prior to 12/31/06                                          22             52,849           32.64%
      Maturing after 12/31/06                                             31             27,018           16.68%
                                                               ==============    ===============    =============
           Total                                                          86       $    161,930          100.00%

      Average Loan                                                                 $      1,893            1.16%
      Largest Loan                                                                       16,010            9.83%
      Smallest Loan                                                                          50            0.03%
      Average Loan-to-Value, based upon appraisals and
          senior liens at date of inception of loan                                                       53.75%

Borrower Liquidity and Capital Resources.

     The partnership relies upon purchases of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans and for the undisbursed portion of Construction Loans and Rehabilitation Loans (see ASSET QUALITY). Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could see both or either of a surge of unit purchases by prospective limited partners, and significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and earnings requirements. Excess cash flow is invested in new loan opportunities, and for funding the undisbursed portion of Construction and Rehabilitation Loans, and is used to reduce the partnership credit line or for other partnership business.

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

     During the six and three month periods ended June 30, 2004 and 2003, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                   Six months ended June 30,          Three months ended June 30,
                                 -------------------------------     -------------------------------
                                     2004              2003              2004             2003
                                 -------------     -------------     -------------    --------------
     Compounding                   $3,408,000        $2,847,000        $1,752,000        $1,500,000
     Distributing                  $2,058,000        $1,510,000        $1,053,000        $  792,000

     As of June 30, 2004 and June 30, 2003, limited partners electing to receive cash distributions of earnings represented 38% and 36%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of June 30, 2004, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the six and three months ended June 30, 2004 and 2003 were:


                                   Six months ended June 30,           Three months ended June 30,
                                 -------------------------------     --------------------------------
                                     2004              2003               2004              2003
                                 --------------    -------------     ---------------    -------------
     Cash distributions            $ 2,058,000      $ 1,510,000        $  1,053,000       $  792,000
     Capital liquidation*          $ 1,107,000      $   808,000        $    480,000       $  457,000
                                 --------------    -------------     ---------------    -------------
     Total                         $ 3,165,000      $ 2,318,000        $  1,533,000       $1,249,000
                                 ==============    =============     ===============    =============


* These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the six and three months ended June 30, 2004 and 2003, capital liquidated subject to the 10% penalty for early withdrawal was:

                                   Six months ended June 30,           Three months ended June 30,
                                 -------------------------------     --------------------------------
                                     2004              2003               2004              2003
                                 -------------     -------------     ---------------    -------------
                                   $  445,000        $  311,000        $    117,000       $  198,000

     This represents 0.28 %, 0.26%, 0.07% and 0.17% of the limited partners' ending capital as of June 30, 2004 and 2003, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     The partnership makes loans primarily in Northern California. As of June 30, 2004, approximately 76.62%, ($124,071,000) of the loans held by the partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment.

     In 2004 the Northern California economy has begun to rebound. Unemployment is still a concern as job creation is an important aspect of continued economic expansion. The unemployment rate in California was 6.3% as of June, 2004 as compared to an unemployment rate of 6.9% in June, 2003. This decrease in unemployment indicates improvement but is still higher than many economists would like. The Labor Department reported that the consumer price index rose 0.3% in June, 2004 and for the first six months of this year, consumer prices went up at an annual rate of 4.9%, compared with a rate of 1.9% for all of 2003. Core prices have risen at a more moderate 2.6% rate so far this year. In July, 2004, the Federal Reserve, after more than three years of lowering its core interest rates, raised its core interest rate .25% to 1.25%. This marks a dramatic change in policy from lowering interest rates to a probable policy of raising interest rates over the foreseeable future. Real estate prices are, in part, directly impacted by the cost of money. The value of real estate is important to the partnership as real estate collateral is backing each of our loans. At current interest rates, demand for residential real estate is at all time highs. DataQuick Information Systems reported all time high numbers in June, 2004 for many tracked California real estate categories. These included a record $382,000 median sales price for a California home, a record 14,184 house and condominium sales in the nine county San Francisco Bay Area marketplace, and a record $545,000 median home sales price in the San Francisco Bay Area. Home affordability in the San Francisco Bay Area, as measured by the affordability index, has declined from 32% to 22% as both real estate prices and interest rates have risen in the year ended May, 2004. A lower number of households being able to afford homes will serve to mitigate future price increases in residential real estate particularly if interest rates continue to rise. Freddie Mac, which has said it expects 30-year mortgages to range between 6% and 7% in 2004, said the housing market should remain buoyant for at least the rest of the year. For the partnership, stable and rising residential real estate values are good as the partnership is more collateral dependent than credit dependent in its loan underwriting decisions. A strong and active real estate marketplace also serves to produce a substantial number of real estate financing opportunities which the partnership may compete for.

     The San Francisco Bay Area commercial real estate marketplace is improving. Vacancy in office buildings declined to 18.2% in the second quarter of 2004 as reported by Colliers International. Cushman Wakefield reported office vacancy of 20.5% in 2004 versus 22.9% in 2003. These reduced vacancies continue a trend which began in the third quarter of 2003. Improved occupancies in commercial properties will assist the owners of those properties in handling their debt payments. Improved occupancies will help stabilize commercial real estate values, which is a benefit to the partnership.

     For partnership loans outstanding as of June 30, 2004, the partnership had an average loan to value ratio of 53.75%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I - Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and on our line of credit as of June 30, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2004 (in thousands):

                                     2004        2005         2006         2007        2008      Thereafter      Total
                                  --------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts             $   7,727                                                                   $   7,727
Average interest rate                 1.00%                                                                       1.00%
Loans secured by deeds of
   trust                          $  31,482      50,581      52,849       16,384       1,630        9,004     $ 161,930
Average interest rate                11.16%      10.40%       9.77%       10.22%       9.94%        9.74%        10.28%
Loans, unsecured                                                              34                                     34
Average interest rate                                                          -                                      -
Interest bearing liabilities:
Line of credit                    $  20,000                                                                   $  20,000
Average interest rate                 4.00%                                                                       4.00%


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

     The partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the partnership's mortgage loans, (100% as of June 30, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership's investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of June 30, 2004 the general partners have determined that the allowance for loan losses and real estate held for sale of $2,749,000 (1.75% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2004, fourteen loans were delinquent over 90 days on interest payments amounting to $21,202,000. Of these, $2,535,000 delinquent loans were subject to workout agreements.

     The partnership also makes loans requiring periodic disbursements of funds. As of June 30, 2004, there were twelve such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans which are periodically disbursed, as of June 30, 2004, is set forth below:

                           Complete Construction           Rehabilitation
                          -----------------------      ----------------------

   Disbursed funds              $ 16,018,000               $ 31,033,000
   Undisbursed funds            $ 14,473,000               $  8,341,000
                              ---------------            ---------------
      Total commitments         $ 30,491,000               $ 39,374,000
                              ===============            ===============

     Construction Loans are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of June 30, 2004, the partnership had commitments for Construction Loans totaling $30,491,000, of which $16,018,000 in Construction Loans had been disbursed and had an additional $14,473,000 yet to be disbursed. The $30,491,000 of Construction Loans committed exceeds 10% of the loan portfolio which is in excess of the partnership's limit on Construction Loan funding. The partnership will not make any additional Construction Loan obligations until such time as the aggregate amount of the outstanding Construction Loan commitments is less than 10% of the loan portfolio.

     The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. These loans are referred to by management as Rehabilitation Loans. As of June 30, 2004 the partnership had funded $31,033,000 in Rehabilitation Loans and $8,341,000 remains to be disbursed for a combined total of $39,374,000. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.


Part I - Item 4.  CONTROLS AND PROCEDURES

     As of June 30, 2004, the general partners of the partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the President and Chief Financial Officer of the general partner concluded that the partnership's disclosure controls and procedures are effective. There were no significant changes in the partnership's internal controls on the other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the six months ended June 30, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                               Description of Compensation
Entity Receiving Compensation                     and Services Rendered                               Amount
---------------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.            Loan Servicing Fee for servicing loans...........................$693,000

   General Partners
      &/or Affiliates                Asset Management Fee for managing assets.........................$291,000

   General Partners                  1% interest in profits............................................$56,000
                                     Less allocation of syndication costs ..............................$1,000
                                                                                                    -----------
                                                                                                       $55,000
   Redwood Mortgage Corp.            Portion of early withdrawal penalties applied to
                                     reduce Formation Loan.............................................$34,000

   General Partners                  Organization and Offering Expenses.....................................$0
      &/or Affiliates

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.               Mortgage Brokerage Commissions for services in
                                     connection with the review, selection, evaluation,
                                     negotiation, and extension of the loans paid by the
                                     borrowers and not by the partnership...........................$1,343,000

Redwood Mortgage Corp.               Processing and Escrow Fees for services in connection
                                     with notary, document preparation, investigation, and
                                     escrow fees payable by the borrowers and not by the
                                     partnership.......................................................$20,000

Gymno Corporation                    Reconveyance Fee...................................................$8,534

Redwood Mortgage Corp.               Assumption or Extension Fees...........................................$0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . . $152,000

PART III -     OTHER INFORMATION


   Item 1.   Legal Proceedings

                Refer to notes to consolidated financial statements No. 8 discussed earlier

   Item 2.   Changes in the Securities

                S-11, effective October 7, 2003 and Supplement No. 2 dated May 4, 2004

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

                    Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of August 2004.


REDWOOD MORTGAGE INVESTORS VIII



By:       /S/ Michael R. Burwell
          ----------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ----------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  ----------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 16th day of August 2004.


        Signature                        Title                       Date


/S/ Michael R. Burwell
-------------------------
Michael R. Burwell                   General Partner            August 16, 2004



/S/ Michael R. Burwell
-------------------------
Michael R. Burwell           President of Gymno Corporation,    August 16, 2004
                             (Principal Executive Officer);
                             Director of Gymno Corporation;
                             Secretary/Treasurer of Gymno
                            Corporation (Principal Financial
                                and Accounting Officer)




/S/ Michael R. Burwell
-------------------------
Michael R. Burwell           President, Secretary/Treasurer     August 16, 2004
                              of Redwood Mortgage Corp.
                              (Principal Financial and
                            Accounting Officer); Director
                               of Redwood Mortgage Corp.

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 16, 2004

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 16, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------------
Michael R. Burwell, President and Chief
Financial Officer of Gymno Corporation,
General Partner, and Redwood Mortgage
Corp., General Partner
August 16, 2004

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
----------------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
August 16, 2004