Form 10-Q
period 2004-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2004-11-15
CIK 889123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Part I - Item 1.   Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 and DECEMBER 31, 2003 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                                 September 30,          December 31,
                                                                                     2004                  2003
                                                                               ------------------    ------------------
Cash and cash equivalents                                                        $         5,382       $         8,921
                                                                               ------------------    ------------------

Loans
  Loans secured by deeds of trust                                                        189,880               147,174
  Loans, unsecured                                                                            34                    34
  Allowance for loan losses                                                              (2,039)               (2,649)
                                                                               ------------------    ------------------
       Net loans                                                                         187,875               144,559
                                                                               ------------------    ------------------

Interest and other receivables
  Accrued interest and late fees                                                           5,715                 4,735
  Advances on loans                                                                          164                   416
                                                                               ------------------    ------------------
                                                                                           5,879                 5,151
                                                                               ------------------    ------------------

Loan origination fees, net                                                                    11                    44
Real estate held for sale, net of allowance of $1,000                                      5,407                 3,979
Prepaid expenses                                                                               4                     -
                                                                               ------------------    ------------------

       Total assets                                                              $       204,558       $       162,654
                                                                               ==================    ==================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Line of credit                                                               $        32,000       $        22,000
    Accounts payable                                                                         314                   224
    Payable to affiliate                                                                     594                   448
                                                                               ------------------    ------------------
       Total liabilities                                                                  32,908                22,672
                                                                               ------------------    ------------------

Investors in applicant status                                                              1,558                 1,210
                                                                               ------------------    ------------------

Partners' capital
    Limited partners' capital, subject to redemption net of unallocated syndication costs of $1,055 and $875 for September 30, 2004 and December
      31, 2003,respectively; and formation loan receivable of $8,936 and $7,550
      for September 30, 2004and December 31, 2003, Respectively                          169,942               138,649

    General partners' capital, net of unallocated syndication costs of $11
      and $9 for September 30, 2004 and December 31, 2003, respectively                      150                   123
                                                                               ------------------    ------------------

       Total partners' capital                                                           170,092               138,772
                                                                               ------------------    ------------------

       Total liabilities and partners' capital                                   $       204,558       $       162,654
                                                                               ==================    ==================

     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 2004 AND 2003 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                      --------------------------------     -------------------------------

                                                          2004               2003               2004              2003
                                                      --------------     -------------     ---------------    -------------
Revenues
  Interest on loans                                    $      4,378       $     3,159       $      11,723      $     8,865
  Interest-bank                                                   6                 8                  25               48
  Late fees                                                      60                55                 172              155
  Other                                                          60                52                 219              165
                                                      --------------     -------------     ---------------    -------------
                                                              4,504             3,274              12,139            9,233
                                                      --------------     -------------     ---------------    -------------
Expenses
  Mortgage servicing fees                                       422               287               1,115              734
  Interest expense                                              223                 7                 352                8
  Amortization of loan origination fees                          17                 3                  44               12
  Provisions for losses on loans and real estate                400               193                 842              438
  Asset management fees                                         163               125                 454              334
  Clerical costs from Redwood Mortgage Corp.                     77                73                 229              215
  Professional services                                          20                13                 126               80
  Broker expense                                                  -                 -                   -              181
  Amortization of discount on imputed interest                   57                49                 171              147
  Other                                                          39                21                 109               90
                                                      --------------     -------------     ---------------    -------------
                                                              1,418               771               3,442            2,239
                                                      --------------     -------------     ---------------    -------------
       Net income                                      $      3,086       $     2,503       $       8,697      $     6,994
                                                      ==============     =============     ===============    =============

  Net income:  general partners (1%)                   $         31       $        25       $          87      $        70
               limited partners (99%)                         3,055             2,478               8,610            6,924
                                                      --------------     -------------     ---------------    -------------
                                                       $      3,086       $     2,503       $       8,697      $     6,994
                                                      ==============     =============     ===============    =============
Net income per $1,000 invested by limited
    partners for entire period

  -where income is reinvested and compounded                 $17.54            $18.48              $53.78           $58.70
                                                      ==============     =============     ===============    =============

  -where partner receives income in periodic
       distributions                                         $17.44            $18.37              $52.54           $57.22
                                                      ==============     =============     ===============    =============


     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (unaudited)
                                 (in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     --------------------------------

                                                                                          2004             2003
                                                                                     ---------------  --------------
Cash flows from operating activities
  Net income                                                                           $      8,697    $      6,994
  Adjustments to reconcile net income to net cash provided by operating activities
    Imputed interest income                                                                   (171)           (147)
    Amortization of discount                                                                    171             147
    Amortization of loan origination fees                                                        44              12
    Provision for losses on loans and real estate                                               842             438
  Change in operating assets and liabilities
    Accrued interest and late fees                                                          (2,100)         (2,490)
    Advances on loans                                                                            60           (240)
    Other receivables                                                                             -             638
    Loan origination fees                                                                      (12)               -
    Accounts payable                                                                             90           (224)
    Payable to affiliate                                                                        146              74
    Deferred interest                                                                             -           (112)
        Prepaid expenses                                                                        (4)               -
                                                                                     ---------------  --------------

Net cash provided by operating activities                                                     7,763           5,090
                                                                                     ---------------  --------------

Cash flows from investing activities
Loans originated                                                                           (86,044)        (64,477)
Principal collected on loans                                                                 41,768          22,861
Payments for development of real estate                                                           -           (694)
    Proceeds from sale of real estate                                                             -           3,094
    Reduction in minority interest                                                                -           (433)
                                                                                     ---------------  --------------
Net cash used in investing activities                                                      (44,276)        (39,649)
                                                                                     ---------------  --------------

Cash flows from financing activities
  Borrowings on line of credit, net                                                          10,000           6,500
  Repayments on note payable                                                                      -         (1,147)
  Contributions by partner applicants                                                        29,430          33,735
  Partners' withdrawals                                                                     (4,697)         (3,738)
  Syndication costs paid                                                                      (332)           (376)
  Formation loan lending                                                                    (2,073)         (2,475)
  Formation loan collections                                                                    646             436
                                                                                     ---------------  --------------

Net cash provided by financing activities                                                    32,974          32,935
                                                                                     ---------------  --------------

Net decrease in cash and cash equivalents                                                   (3,539)         (1,624)

Cash and cash equivalents - beginning of year                                                 8,921           7,188
                                                                                     ---------------  --------------

Cash and cash equivalents - end of period                                                     5,382           5,564
                                                                                     ===============  ==============

Supplemental disclosures of cash flow information
    Cash paid for interest                                                             $        352    $          8
                                                                                     ===============  ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

     The following summarizes Formation Loan transactions to September 30, 2004 (in thousands):

                                   1st            2nd             3rd            4th            5th            Total
                               ------------    -----------    ------------    -----------    -----------     -----------
Limited partner
  contributions                 $   14,932      $  29,993      $   29,999      $  49,985      $  35,753       $ 160,662
                               ============    ===========    ============    ===========    ===========     ===========

Formation loan made             $    1,075      $   2,272      $    2,218      $   3,777      $   2,526       $  11,868
Discount on imputed
  Interest                            (30)          (360)           (316)          (730)          (386)         (1,822)
                               ------------    -----------    ------------    -----------    -----------     -----------

Formation loan, net                  1,045          1,912           1,902          3,047          2,140          10,046
Repayments to date                   (762)          (971)           (516)          (404)           (34)         (2,687)
Early withdrawal
  penalties applied                   (71)          (105)            (69)              -              -           (245)
                               ------------    -----------    ------------    -----------    -----------     -----------

Formation loan, net                    212            836           1,317          2,643          2,106           7,114
Unamortized discount
  on imputed interest                   30            360             316            730            386           1,822
                               ------------    -----------    ------------    -----------    -----------     -----------

Balance
  September 30, 2004            $      242      $   1,196      $    1,633      $   3,373      $   2,492       $   8,936
                               ============    ===========    ============    ===========    ===========     ===========

Percent loaned                        7.2%           7.6%            7.4%           7.6%           7.1%            7.4%
                               ============    ===========    ============    ===========    ===========     ===========

     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings' close. During the nine month periods ended September 30, 2004 and 2003, amortization expense of $171,000 and $147,000 was recorded related to the discount on the imputed interest.

Syndication costs

     The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


NOTE 1 - GENERAL (continued)

     Through September 30, 2004, syndication costs of $2,885,000 had been incurred by the partnership with the following distribution (in thousands):

         Costs incurred                                    $     2,885
         Early withdrawal penalties applied                       (99)
         Allocated and amortized to date                       (1,720)
                                                          -------------
         September 30, 2004 balance                        $     1,066
                                                          =============

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. As of September 30, 2004, the fifth offering had incurred syndication costs of $416,000 (1.2% of contributions).


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

Loans secured by deeds of trust

     At September 30, 2004 and December 31, 2003, the partnership had thirteen and sixteen loans, past due 90 days or more in interest payments ("90 day Past Due Loans") totaling $27,801,000 and $27,182,000, respectively. Included in the 90 day Past Due Loans are nine loans and eight loans totaling $11,129,000 and $10,469,000 at September 30, 2004 and December 31, 2003, respectively, which are past maturity (see Note 7). A past maturity loan is a loan in which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and accrued interest. The partnership does not consider the nine past maturity loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At September 30, 2004 and December 31, 2003, loans categorized as impaired by the partnership were $0.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2004 and December 31, 2003 was as follows (in thousands):

                                              September 30,      December 31,
                                                 2004               2003
                                            ----------------    --------------
         Impaired loans                      $            -      $          -
         Specified loans                                 49                49
         General                                      1,990             2,600
         Unsecured loans                                  -                 -
                                            ----------------    --------------
                                             $        2,039      $      2,649
                                            ================    ==============

     Activity in the allowance for loan losses is as follows for the nine months through September 30, 2004 and for the year ended December 31, 2003 (in thousands):

                                              September 30,      December 31,
                                                  2004               2003
                                            ----------------    --------------
      Beginning balance                      $        2,649      $      3,021
      Additions charged to income                       842               782
      Write-offs                                      (952)           (1,154)
      Transferred to real estate held for
        sale reserve                                  (500)                 -
                                            ----------------    --------------
                                             $        2,039      $      2,649
                                            ================    ==============

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.


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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


note 4 - Real Estate Held for Sale

     During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian is wholly owned by the partnership. Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. As of September 30, 2004 and December 31, 2003, the partnership had advanced approximately $124,000 and $94,000, respectively, to Russian for sales and maintenance costs. At September 30, 2004 and December 31, 2003, the partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

     In September, 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership's investment totaled $1,928,000 including accrued interest and advances. The borrower began a substantial renovation of the property, which was not completed at the time of foreclosure. As the property cannot be occupied, the partnership is evaluating its options with respect to the property. The partnership may decide to complete the existing renovation work prior to the property's sale, sell the property prior to completion or pursue additional development of the property. The Partnership's decision will be based on certain third party reports, which are not available as of the date hereon. A reserve of $500,000 to cover potential losses has been made for this property, based upon management's estimate of the fair value of the property.

                                          September 30,         December 31,
                                              2004                 2003
                                        -----------------     ----------------
     Cost of properties                  $     6,407,000       $    4,479,000
     Reduction in value                      (1,000,000)            (500,000)
                                        -----------------     ----------------
     Real estate held for sale           $     5,407,000       $    3,979,000
                                        =================     ================


note 5 - Bank Line of Credit

     The partnership has a bank line of credit expiring November 25, 2005, of up to $32,000,000 at prime, secured by its loan portfolio. The outstanding balances were $32,000,000 and $22,000,000 at September 30, 2004 and December 31, 2003,
respectively. The interest rate was 4.50% (prime) at September 30, 2004. The line of credit calls for certain financial covenants. To the best of its knowledge, the partnership was in compliance with these covenants for the nine month period ended September 30, 2004 and for the year ended December 31, 2003. The partnership requested an increase of $10,000,000 to this credit facility and the credit increase was approved in November, 2004.


note 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $189,880,000 and $147,174,000 at September 30, 2004 and December 31, 2003, respectively. The fair value of these loans of $191,856,000 and $148,748,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At September 30, 2004 and December 31, 2003 there were 85 and 81 secured loans outstanding, respectively, with the following characteristics:

                                                                               September 30,        December 31,
                                                                                   2004                2003
                                                                              ---------------     --------------
Number of secured loans outstanding                                                       85                 81
Total secured loans outstanding                                                $     189,880       $    147,174

Average secured loan outstanding                                               $       2,234       $      1,817
Average secured loan as percent of total                                               1.18%              1.23%
Average secured loan as percent of partnership assets                                  1.09%              1.12%

Largest secured loan outstanding                                               $      16,010       $     16,010
Largest secured loan as percent of total loans                                         8.43%             10.88%
Largest secured loan as percent of total partnership assets                            7.83%              9.84%

Number of counties where security is located (all California)                             19                 20
Largest percentage of secured loans in one county                                     24.20%             26.47%
Average secured loan to appraised value of security based on
    appraised values and senior liens at time loan was consummated                    54.88%             53.97%

Number of secured loans in foreclosure status                                              4                  3
Amount of secured loans in foreclosure                                         $       7,439       $      2,931

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     The following secured loan categories were held at September 30, 2004, and December 31, 2003:

                                                                         September 30,        December 31,
                                                                            2004                 2003
                                                                       ----------------    ----------------
First Trust Deeds                                                       $      116,983      $       84,437
Second Trust Deeds                                                              64,908              61,247
Third Trust Deeds                                                                7,989               1,490
                                                                       ----------------    ----------------
      Total secured loans                                                      189,880             147,174
Senior liens due other lenders at inception of loan                            134,471             116,870
                                                                       ----------------    ----------------
      Total debt                                                        $      324,351      $      264,044
                                                                       ----------------    ----------------

Appraised property value at inception of loan                           $      590,997      $      489,219
                                                                       ----------------    ----------------

Total secured loans as a percent of appraisals                                  54.88%              53.97%
                                                                       ----------------    ----------------

Secured loans by type of property
    Owner occupied homes                                                $       13,225      $       13,656
    Non-owner occupied homes                                                    91,853              52,975
    Apartments                                                                  24,320              22,649
    Commercial                                                                  56,415              52,502
    Land                                                                         4,067               5,392
                                                                       ----------------    ----------------
                                                                        $      189,880      $      147,174
                                                                       ================    ================

     The interest rates on the loans range from 8.50% to 14.00% at September 30, 2004. During the quarter ended September 30, 2004 a single loan with a coupon rate of 18% was paid off. This brought the range of interest rates to a spread of 5.5%, which is typical of our portfolio.

Scheduled maturity dates of loans as of September 30, 2004 are as follows:

                      Year Ending
                      December 31,                 Amount
                -------------------------      -------------

                          2004                  $    28,916
                          2005                       49,958
                          2006                       80,879
                          2007                       15,940
                          2008                        1,629
                       Thereafter                    12,558
                                               -------------
                                                $   189,880
                                               =============

     The scheduled maturities for 2004 include nine past maturity loans totaling $11,129,000, and representing 5.86% of the portfolio at September 30, 2004. Interest payments on eight of these loans with an aggregate principal balance of $10,835,000 were categorized as 90 days or more delinquent on interest payments. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these nine past maturity loans, the partnership has begun foreclosure proceedings by filing a notice of default, on four with aggregate principal balances totaling $7,439,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     Cash deposits at September 30, 2004 of $4,490,000, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $4,390,000. This bank is the same financial institution that has provided the partnership with the $32,000,000 limit line of credit (LOC). As and when deposits in the partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed in new loans when available, or used to pay-down the line of credit balance to the extent of borrowings or held as cash.


NOTE 8 - COMMITMENTS & CONTINGENCIES

Construction/Rehabilitation Loans

     The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At September 30, 2004 there were $22,674,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of September 30, 2004. There are four loans totaling $8,402,000 in workout agreements as of September 30, 2004.

Legal proceedings

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

     Part I - Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2004, there were two real estate properties owned by the partnership.

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

Related Parties.

     The general partners of the partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through Redwood Mortgage Corp. which arranges, services and maintains the loan portfolio for the benefit of the partnership. Michael R. Burwell is President and Chief Financial Officer of Redwood Mortgage Corp. and Gymno Corporation. The following is a list of various partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $2,061,000 and $1,660,000 for the nine month periods ended September 30, 2004 and 2003, and $718,000 and $408,000 for the three month periods ended September 30, 2004 and 2003, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $1,115,000 and $734,000 were incurred for the nine month periods ended September 30, 2004 and 2003, and $422,000 and $287,000 were incurred for the three month periods ended September 30, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $454,000 and $334,000 were incurred by the partnership for the nine month periods ended September 30, 2004 and 2003, and $163,000 and $125,000 were incurred for the three month periods ended September 30, 2004 and 2003, respectively.

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

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2004 and December 31, 2003, a general partner, Gymno Corporation, had contributed $162,000 and $133,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

     The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of each formation loan at December 31 of each year until the offering period is closed. Thereafter, the remaining formation loan is paid in ten equal amortizing payments over a period of ten years.

     Results of Operations - For the nine and three months ended September 30, 2004 and 2003

     The  following   increases/(decreases)  took  place  in  the  partnership's operating results for the nine and three month periods ended September 30, 2004 versus 2003 and are summarized hereunder:

                                                                   Changes during the         Changes during the
                                                                   nine months ended          three months ended
                                                                   September 30, 2004         September 30, 2004
                                                                      versus 2003                 versus 2003
                                                                 ----------------------     -----------------------

Net income                                                            $    1,703,000             $     583,000
                                                                     ================           ===============
  Revenue
     Interest on loans                                                     2,858,000                 1,219,000
     Interest - bank                                                        (23,000)                   (2,000)
     Late charges                                                             17,000                     5,000
     Other                                                                    54,000                     8,000
                                                                     ----------------           ---------------
                                                                      $    2,906,000             $   1,230,000
                                                                     ----------------           ---------------

  Expenses
     Mortgage servicing fees                                                 381,000                   135,000
     Interest expense                                                        344,000                   216,000
     Amortization of loan origination fees                                    32,000                    14,000
     Provision for losses on loans and real estate held for sale             404,000                   207,000
     Asset management fees                                                   120,000                    38,000
     Clerical costs from Redwood Mortgage Corp.                               14,000                     4,000
     Professional services                                                    46,000                     7,000
     Broker expense                                                        (181,000)                         -
     Amortization of discount on imputed interest                             24,000                     8,000
     Other                                                                    19,000                    18,000
                                                                     ----------------           ---------------
                                                                      $    1,203,000             $     647,000
                                                                     ----------------           ---------------

          Net income increase                                         $    1,703,000             $     583,000
                                                                     ================           ===============

Significant changes are as follows:

     The increase in interest on loans of $2,858,000 (32%) for the nine month period, and $1,219,000 (39%) for the three month period ended September 30, 2004 versus September 30, 2003, was due primarily to the increased size of the partnership secured loan portfolio at September 30, 2004 as compared to September 30, 2003 of $189,880,000 and $127,177,000, respectively. The increase in interest on loans for the nine month period and three month period ended September 30, 2004 was mitigated by a lower average portfolio interest rate of 10.05% at September 30, 2004 versus 10.54% at September 30, 2003. Average loan balances for the nine and three month periods ended September 30, 2004 and 2003 were $154,056,000 and $112,144,000 for the nine month periods, and $169,831,000 and $119,886,000 for the three month periods, respectively.

     The increase in mortgage servicing fees of $381,000 (52%) for the nine month period, and $135,000 (47%) for the three month period ended September 30, 2004 versus September 30, 2003 is primarily due to an increase in the size of the loan portfolio from $127,177,000 as of September 30, 2003 to $189,880,000 as of September 30, 2004.

     The increase in interest expense of $344,000 and $216,000 for the nine and three month periods ended September 30, 2004 versus September 30, 2003 is substantially due to the larger average outstanding balance of the line of credit during the third quarter of 2004. This credit line usage was due primarily to the partnership utilizing the credit line to fund a portion of loan demand. To a lesser extent the increase in interest expense is due to a slightly higher rate charged by the bank as the credit line interest rate is tied to prime, which increased by 1/4 of 1% on September 1, 2004 to 4.5%.

     The increase in provision for losses on loans and real estate held for sale of $404,000 (92%) for the nine month period, and $207,000 (107%) for the three month period ended September 30, 2004 versus September 30, 2003 is due to an increase in the overall portfolio size and an increase in provisions for loan losses due to the acquisition of property due to the foreclosure of a loan. At September 30, 2004, total allowance for losses on loans and real estate held for sale equaled $3,039,000, which the general partners consider to be adequate.

     The increase in the asset management fees of $120,000 and $38,000 for the nine and three month periods ended September 30, 2004 versus the respective periods ended September 30, 2003 is due to an increase in the partners' capital under management at September 30, 2004 and 2003 to $169,942,000 and $130,838,000, respectively.

     The increase in professional fees of $46,000 and $7,000 for the nine and three month periods ended September 30, 2004 versus September 30, 2003 is due to the increased expense due to the larger partnership size.

     The decrease in broker expense of $181,000 and $0 for the nine and three month periods ended September 30, 2004 versus September 30, 2003 is due to all brokerage fee obligations being paid in 2003.

     The increase in amortization of loan origination fees of $32,000 and $14,000 for the nine and three month periods ended September 30, 2004 versus the respective periods ended September 30, 2003, is due to a revision of fee rates on the increased line of credit when the credit line was increased to $32,000,000.

     The increase in other income of $54,000 for the nine month period ended September 30, 2004 versus the respective periods ended September 30, 2003 is made up of an increase of $30,000 in miscellaneous income, and an increase of $24,000 in imputed interest on the formation loan. The corresponding effect of imputed interest income is the increase of $24,000 in amortization of discount on imputed interest expenses during the nine month period under review. The increase in imputed interest is the result of increases in the formation loan due to additional limited partnership investments.

     Partnership capital continued to increase during the quarter ended September 30, 2004. The partnership received new limited partner capital contributions of $29,393,000 and retained the earnings of limited partners that have chosen to reinvest earnings of $5,278,000 for the nine month period ended September 30, 2004, as compared to $33,667,000 and $4,398,000 for the nine month period ended September 30, 2003. The increased partnership capital helped increase loans outstanding to $189,880,000 at September 30, 2004, as compared to $127,177,000 at September 30, 2003. The limited partner contributions of $29,393,000 relates to the current offering while $33,667,000 related to the fourth offering, which closed at the end of the third quarter of 2003.

     The partnership utilized its bank line of credit significantly more during the first nine months of 2004 when compared to the corresponding period of 2003. The partnership's increase in usage was due to increased loan demand. Average outstanding balance of the line of credit was $11,109,000 for the nine month period ended September 30, 2004 versus $267,000 for the corresponding period of 2003. In addition, cash generated from interest earnings, late charges, amortization of principal, loan payoffs and capital contributions by limited partners was utilized to fund new loans and meet distributions and capital liquidations to limited partners.

     At September 30, 2004, outstanding loans with filed notices of default were four totaling $7,439,000 or 3.92% of outstanding secured loans compared to the five totaling $4,361,000 or 3.43% of outstanding secured loans that existed at September 30, 2003. None of these foreclosures at September 30, 2004, have entered into workout agreements. These foreclosures are a reflection of the economic times that existed at September 30, 2004 and September 30, 2003, yet are not unusual in the general partners' experience.

     The general partners received mortgage brokerage commissions from the loan borrowers of $2,061,000 and $718,000 for the nine and three month periods ended September 30, 2004 as compared to $1,660,000 and $408,000 for the nine and three month periods ended September 30, 2003. The increase is due to more loans written in the nine and three month periods ended September 30, 2004 than the corresponding periods during 2003.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. During 2001 the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003 the economy stabilized. During 2004 the economy and the Northern California real estate market strengthened. As of September 30, 2004, the partnership had thirteen loans past due 90 days or more on interest payments totaling $27,801,000. Included within the past due 90 days or more are four loans for which four notices of default are currently filed beginning the process of foreclosing these four loans. Of the four foreclosed loans, all are also categorized as delinquent and past maturity. The principal amounts of the four foreclosed loans total $7,439,000 or 3.92% of the secured loan portfolio. None of these foreclosed borrowers have entered into workout agreements at September 30, 2004.

     The partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The total number of partnership workout agreements with borrowers is four, inclusive of matured, foreclosed or 90-day delinquent loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at September 30, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2004, we may initiate foreclosure on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2004. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $3,039,000 through September 30, 2004. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of September 30, 2004 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW - For the nine months ended September 30, 2004 and 2003

Loan Portfolio.

     The partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2004 and 2003 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $143,815,000 (75.74%) and $98,207,000 (77.22%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of September 30, 2004 and September 30, 2003, the partnership held 85 and 75 secured loans, respectively, in the following categories (in thousands):

                                                   September 30,                    September 30,
                                                       2004                             2003
                                            ---------------------------    ---------------------------

Single family residence (1-4 units)          $   105,078        55.34%      $    53,683        42.21%
Multiple family dwellings (5+ units)              24,320        12.81%           23,273        18.30%
Commercial                                        56,415        29.71%           44,576        35.05%
Land                                               4,067         2.14%            5,645         4.44%
                                            -------------    ----------    -------------   -----------

Total                                        $   189,880       100.00%      $   127,177       100.00%
                                            =============    ==========    =============   ===========

     As of September 30, 2004, the partnership held 85 secured loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2004.


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                     As of September 30, 2004 (in thousands)

                                                                   # of
                                                                  Secured
                                                                    Loans           Amount            Percent
                                                                ------------    ---------------    -------------
      1st Mortgages                                                      49      $     116,983           61.61%
      2nd Mortgages                                                      32             64,908           34.18%
      3rd Mortgages                                                       4              7,989            4.21%
                                                                ============    ===============    =============
           Total                                                         85      $     189,880          100.00%

      Maturing 12/31/04 and prior                                        11      $      28,916           15.23%
      Maturing prior to 12/31/05                                         18             49,958           26.31%
      Maturing prior to 12/31/06                                         27             80,879           42.59%
      Maturing after 12/31/06                                            29             30,127           15.87%
                                                                ============    ===============    =============
           Total                                                         85      $     189,880          100.00%

      Average Loan                                                               $       2,234            1.18%
      Largest Loan                                                                      16,010            8.43%
      Smallest Loan                                                                         50            0.03%
      Average Loan-to-Value, based upon appraisals and
          senior liens at date of inception of loan                                                      54.88%

Borrower Liquidity and Capital Resources.

     The partnership relies upon purchases of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans and for the undisbursed portion of Construction Loans and Rehabilitation Loans (see ASSET QUALITY). Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could see both or either of a surge of unit purchases by prospective limited partners, and significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and cash distribution requirements to limited partners. Excess cash flow is invested in new loan opportunities, and for funding the undisbursed portion of Construction and Rehabilitation Loans, and is used to reduce the partnership credit line or for other partnership business.

     At the time of subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If you initially elect to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes; and such amounts will be added to such limited partners' capital accounts.

     During the nine and three month periods ended September 30, 2004 and 2003, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                        Nine months ended                 Three months ended
                                          September 30,                      September 30,
                                 --------------------------------   --------------------------------

                                      2004              2003            2004               2003
                                  --------------    -------------   --------------    -------------
     Compounding                   $  5,278,000      $ 4,398,000     $  1,870,000      $ 1,551,000
     Distributing                  $  3,194,000      $ 2,392,000     $  1,136,000      $   882,000

     As of September 30, 2004 and September 30, 2003, limited partners electing to receive cash distributions of earnings represented 38% and 36%, respectively of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through compounded earnings.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of September 30, 2004, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the nine and three months ended September 30, 2004 and 2003 were:

                                       Nine months ended                   Three months ended
                                         September 30,                        September 30,
                                 ------------------------------     ------------------------------

                                     2004              2003             2004              2003
                                 -------------    -------------     -------------    -------------
     Cash distributions           $ 3,194,000      $ 2,392,000       $ 1,136,000      $   882,000
     Capital liquidation*         $ 1,469,000      $ 1,318,000       $   362,000      $   509,000
                                 -------------    -------------     -------------    -------------

     Total                        $ 4,663,000      $ 3,710,000       $ 1,498,000      $ 1,391,000
                                 =============    =============     =============    =============

* These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the nine and three months ended September 30, 2004 and 2003, capital liquidated subject to the 10% penalty for early withdrawal was:

                 Nine months ended                   Three months ended
                   September 30,                        September 30,
           ------------------------------     ------------------------------
              2004              2003               2004              2003
           -------------    -------------     -------------    -------------
            $   542,000      $   527,000       $    97,000      $   216,000

     This represents 0.30 %, 0.40%, 0.05% and 0.17% of the limited partners' ending capital as of September 30, 2004 and 2003, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     On July 1, and again on September 1, 2004, the Federal Reserve increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) each time to 1.50%. These were the first Federal Funds Rate increases in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1/2 of one percent upward shift in the Federal Funds Rate will have an almost negligible effect upon the interest rates the partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last nine months, particularly in Northern California. This has translated into more loan activity for the partnership, as demand for loans is strong from qualified borrowers. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the partnership's expectations of stable interest rates in the near future, the partnership anticipates that the average loan portfolio interest rate will decline approximately 10 to 25 basis points over the remainder of 2004. From the general partners' experience, we anticipate that the annualized yield for 2004 will range between 7.00% and 7.50%.

     The partnership makes loans primarily in Northern California. As of September 30, 2004, approximately 75.74%, ($143,815,000) of the loans held by the partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the slow down in economic growth and increasing unemployment.

     In 2004 the Northern California economy has begun to rebound. Unemployment is still a concern as job creation is an important aspect of continued economic expansion. The unemployment rate in California was 5.9% as of September, 2004 as compared to an unemployment rate of 6.7% in September, 2003. This decrease in unemployment indicates improvement but is still higher than many economists would like. The Labor Department reported that the consumer price index rose 0.6% in September, 2004 and for the first nine months of this year, consumer prices went up at an annual rate of 3.5%, compared with a rate of 1.9% for all of 2003. In July and September, 2004, the Federal Reserve, after more than three years of lowering its core interest rates, raised its core interest rate .25% in each of these months to 1.50%. This marks a dramatic change in policy from lowering interest rates to a probable policy of raising interest rates over the foreseeable future. Real estate prices are, in part, directly impacted by the cost of money. The value of real estate is important to the partnership as real estate collateral is backing each of our loans. At current interest rates, demand for residential real estate is at all time highs. DataQuick Information Systems reported all time high numbers in July and August, 2004 for many tracked California real estate categories. These included a record $520,000 median sales price for a San Francisco Bay Area home. In July, 2004 there was a total of 12,862 house and condominium sales in the nine county San Francisco Bay Area marketplace. In August, 2004 there were 12,674 sales recorded. This was due to strong demand, increased inventory and continued low mortgage interest rates. Home affordability in San Francisco, as measured by the affordability index stood at 11% for September, 2004, down from 12% in August, 2004. Many buyers are expecting interest rates to rise over the next year so they are doing their buying now rather than later. Interest rates have cooperated, dropping to an average of 5.75% as of September 16, 2004 from 5.83% as of September 9, 2004. For the partnership, stable and rising residential real estate values are good as the partnership is more collateral dependent than credit dependent in its loan underwriting decisions. A strong and active real estate marketplace also serves to produce a substantial number of real estate financing opportunities which the partnership may compete for.

     The San Francisco Bay Area commercial real estate marketplace is on the rebound. Grubb and Ellis reports that downtown San Francisco building sales through the third quarter of 2004 are tracking to beat $2.4 billion, which was the all time high set in 2000. Additionally, Grubb and Ellis reports that there has been five consecutive quarters of positive net rental absorption or 1.1 million square feet over these same five quarters and 670,000 square feet in 2004. Vacancy rates declined to 21.2% or 2.9 percentage points from the peak in the second quarter of 2002. Grubb and Ellis also reports that asking rents increased albeit a minimally by 21 cents per square foot. CB Richard Ellis reports overall vacancy considerably lower at 17.4% and puts absorption at 884,421 square feet for 2004. In any case, the commercial market is improving. Improved occupancies in commercial properties will assist owners of those properties in handling their debt payments. Improved occupancies will stabilize commercial real estate values, which is a benefit to the partnership.

     For partnership loans outstanding as of September 30, 2004, the partnership had an average loan to value ratio of 54.88%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.


Part I - Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and on our line of credit as of September 30, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2004 (in thousands):

                                     2004        2005      2006       2007      2008   Thereafter      Total
                                  -----------------------------------------------------------------------------
Interest earning assets:
Money market accounts              $  3,121                                                         $   3,121
Average interest rate                 0.99%                                                             0.99%
Loans secured by deeds of
   trust                           $ 28,916      49,958    80,879     15,940    1,629     12,558    $ 189,880
Average interest rate                10.91%      10.41%     9.56%     10.17%    9.94%      9.68%       10.05%
Loans, unsecured                                                          34                               34
Average interest rate                                                      -                                -
Interest bearing liabilities:
Line of credit                     $ 32,000                                                         $  32,000
Average interest rate                 4.50%                                                             4.50%


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

     The partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the partnership's mortgage loans, (100% as of September 30, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership's investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of September 30, 2004 the general partners have determined that the allowance for loan losses and real estate held for sale of $3,039,000 (1.79% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2004, thirteen loans were delinquent over 90 days on interest payments amounting to $27,801,000. Loans subject to workout agreements totaled $8,402,000 and are included in the delinquent and matured loans.

     The partnership also makes loans requiring periodic disbursements of funds. As of September 30, 2004, there were twelve such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans which are periodically disbursed, as of September 30, 2004, is set forth below:

                              Complete Construction        Rehabilitation
                             -----------------------  -----------------------

   Disbursed funds               $  17,401,000             $  36,490,000
   Undisbursed funds             $  12,440,000             $  10,234,000
                                ---------------           ---------------
      Total commitments          $  29,841,000             $  46,724,000
                                ===============           ===============

     Construction Loans are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of September 30, 2004, the partnership had commitments for Construction Loans totaling $29,841,000, of which $17,401,000 in Construction Loans had been disbursed and had an additional $12,440,000 yet to be disbursed. The $29,841,000 of Construction Loans committed exceeds 10% of the loan portfolio which is in excess of the partnership's limit on Construction Loan funding. The partnership will not make any additional Construction Loan obligations until such time as the aggregate amount of the outstanding Construction Loan commitments is less than 10% of the loan portfolio. During October, 2004, one of these loans with a total commitment of $3,185,000 paid off.

     The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. These loans are referred to by management as Rehabilitation Loans. As of September 30, 2004 the partnership had funded $36,490,000 in Rehabilitation Loans and $10,234,000 remains to be disbursed for a combined total of $46,724,000. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.


Part I - Item 4.  CONTROLS AND PROCEDURES

     As of September 30, 2004, the general partners of the partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the President and Chief Financial Officer of the general partner concluded that the partnership's disclosure controls and procedures are effective. There were no significant changes in the partnership's internal controls on the other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the nine months ended September 30, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

                                              Description of Compensation
Entity Receiving Compensation                     and Services Rendered                                 Amount
------------------------------------------------------------------------------------------------------------------
I. Redwood Mortgage Corp.            Loan Servicing Fee for servicing loans.......................     $1,115,000

   General Partners
      &/or Affiliates                Asset Management Fee for managing assets.....................       $454,000

   General Partners                  1% interest in profits.......................................        $87,000
                                     Less allocation of syndication costs ........................         $1,000
                                                                                                      ------------
                                                                                                          $86,000
   Redwood Mortgage Corp.            Portion of early withdrawal penalties applied to reduce
                                     Formation Loan...............................................        $41,000

   General Partners                  Organization and Offering Expenses...........................             $0
      &/or Affiliates

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.               Mortgage Brokerage Commissions for services in connection
                                     with the review, selection, evaluation, negotiation, and
                                     extension of the loans paid by the borrowers and not by
                                     the partnership..............................................      $2,061,000

Redwood Mortgage Corp.               Processing and Escrow Fees for services in connection with notary, document preparation, investigation, and escrow
                                     fees payable by the borrowers and not by the partnership.....         $28,000

Gymno Corporation                    Reconveyance Fee.............................................          $9,756

Redwood Mortgage Corp.               Assumption or Extension Fees.................................              $0

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . . $229,000

PART III -   OTHER INFORMATION


Item 1. Legal Proceedings

          Refer to Notes to Consolidated Financial Statements - Note 8 discussed earlier

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

          (b) Form 8-K

              Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of November 2004.


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


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell,
                  President, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 15th day of November 2004.


       Signature                       Title                         Date


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                General Partner              November 15, 2004



/S/ Michael R. Burwell
----------------------
Michael R. Burwell         President of Gymno Corporation,     November 15, 2004
                           (Principal Executive Officer);
                           Director of Gymno Corporation;
                           Secretary/Treasurer of Gymno
                          Corporation (Principal Financial
                             and Accounting Officer)




/S/ Michael R. Burwell
----------------------
Michael R. Burwell         President, Secretary/Treasurer      November 15, 2004
                             of Redwood Mortgage Corp.
                             (Principal Financial and
                           Accounting Officer); Director
                             of Redwood Mortgage Corp.

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 15, 2004

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 15, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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


/s/ Michael R. Burwell
---------------------------------------
Michael R. Burwell, President and Chief
Financial Officer of Gymno Corporation,
General Partner, and Redwood Mortgage
Corp., General Partner
November 15, 2004

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
----------------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
November 15, 2004