Form 10-K
period 2004-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2005-03-31
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2004


                                                    Part I
                                                                                                              Page No.
                                                                                                            -----------
Item 1   - Business                                                                                               3
Item 2   - Properties                                                                                             7
Item 3   - Legal Proceedings                                                                                      8
Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                         8

                                                   Part II

Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters                 8
Item 6   - Selected Consolidated Financial Data                                                                   9
Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations                 11
Item 7a  - Quantitative and Qualitative Disclosures About Market Risk                                            21
Item 8   - Consolidated Financial Statements and Supplementary Data                                              24
Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  52
Item 9a  - Controls and Procedures                                                                               52
Item 9b  - Other Information                                                                                     52

                                                   Part III

Item 10  - Directors and Executive Officers of the Registrant                                                    52
Item 11  - Executive Compensation                                                                                54
Item 12  - Security Ownership of Certain Beneficial Owners and Management                                        55
Item 13  - Certain Relationships and Related Transactions                                                        55
Item 14  - Principal Accountant Fees & Services                                                                  55

                                                   Part IV

Item 15 - Exhibits, Financial Statements and Schedules                                                           56

Signatures                                                                                                       57

Certifications                                                                                                   59

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

                                       OR

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                       Commission File Number: 333-106900

                        REDWOOD MORTGAGE INVESTORS VIII,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)

               California                                   94-3158788
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
            or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA                94063
   (address of principal executive offices)                 (zip code)

                                 (650) 365-5341
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:    NONE

Securities registered pursuant to Section 12 (g)
 of the Act:                                          Limited Partnership Units

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

Yes            XX             No
          --------------             -------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No          XX
          --------------             -------------

     As of June 30, 2004, the aggregate value of limited partnership units held by non-affiliates was $157,071,000. This calculation is based on the capital account balance of the limited partners and excludes limited partnership units held by the general partner.

Documents incorporated by reference:

     Portions of the  Prospectus  effective  October 7, 2003, and post effective
Amendment No. 4 dated February 11 2005, containing supplement No. 3 dated February 11, 2005, (the "Prospectus"), are incorporated in Parts II, III, and
IV. Exhibits filed as part of Form S-11 Registration Statement #333-106900 are incorporated by reference in part IV.

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

     Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in units, of which $14,932,000 were sold. This initial offering closed on October 31, 1996. Subsequently, the partnership commenced a second offering of up to $30,000,000 in units commencing on December 4, 1996. This offering sold $29,993,000 in units and was closed on August 30, 2000. On August 31, 2000 the partnership commenced its third offering for another 30,000,000 units ($30,000,000). This offering sold $29,999,000 in units and was closed on April 23, 2002. On October 30, 2002 the partnership commenced its fourth offering for an additional 50,000,000 units ($50,000,000). This offering sold $49,985,000 in units and was closed on October 6, 2003. On October 7, 2003 the partnership commenced its fifth and current offering of 75,000,000 units ($75,000,000). As of December 31, 2004, $47,314,000 in units was sold in this fifth offering, bringing the aggregate sale of units to $172,223,000. Units in the fifth offering are being offered on a "best efforts" basis, which means that no one is guaranteeing that any minimum number of units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc.

     The partnership began selling units in February 1993, and began investing in mortgages in April 1993. At December 31, 2004, the partnership has investments in secured loans with principal balances totaling $171,745,000. Interest rates ranged from 8.50% to 13.25%. Currently First Trust Deeds comprise 67.01% of the total amount of the secured loan portfolio, an increase of 9.64% over the 2003 level of 57.37%. Junior loans (2nd and 3rd Trust Deeds) make up 32.99%, a decrease of 9.64% from the 2003 level of 42.63%. Loans secured by owner-occupied homes, combined with loans secured by non-owner occupied homes, total 49.12% of the secured loan portfolio. Loans secured by multi-family properties make up 18.04% of the total secured loans. Commercial loans now comprise 31.83% of the secured portfolio, a decrease of 3.84% from last year and land made up 1.01% of the secured loan portfolio. Of the total secured loans, 76.36% are in six counties of the San Francisco Bay Area, and 12.33% are in counties adjacent to the San Francisco Bay Area. The balance of secured loans, 11.31% are in other counties located in California. Average loan size increased this year, and is now averaging $2,289,000 per loan, up $472,000 from the average loan balance of $1,817,000 in 2003. This increase is due to the ability of the partnership by virtue of its increasing size to invest in larger loans. Additionally, there is less competition due to fewer lenders being capable of funding larger loans, which allows the partnership to charge a higher rate of interest than on smaller sized loans. The average loan as of December 31, 2004, represents 1.25% of partner capital and 1.33% of outstanding secured loans, compared to December 31, 2003 when average loan size represented 1.31% of partners' capital and 1.23% of outstanding secured loans. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk. However, as the partnership has grown in size the number of fractionalized loans has decreased and represents 13.33% of the loan portfolio. Average equity per loan transaction at the time the loans were made based upon appraisals and prior liens at such time, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 43.06%, a decrease in equity of 2.97% from the previous year. This average equity is considered conservative. Generally, the more equity, the more protection for the lender. The general partners believe the partnership's loan portfolio is in good condition with six properties in foreclosure as of the end of December 2004. The principal balances of these foreclosed properties represent 8.55% of the secured loan portfolio. Four of these foreclosures have entered into workout agreements. The number of foreclosures and principal amounts are relatively low. The partnership does expect that during 2005 additional foreclosures may need to be filed in order to collect payment from borrowers who have become delinquent. This is typical of our market and the partnership expects to have a level of delinquency higher than banking institutions within its portfolio.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2004, the partnership acquired one property through foreclosure and acquired three adjacent parcels of land through deeds in lieu of foreclosure on three loans to one borrower. During 2003 no foreclosures were completed. During 2002 the partnership took back real estate collateral on two defaulted loans. One through a foreclosure sale and the other as a deed in lieu of foreclosure. To assist in protecting its own assets and to reduce liability, the partnership subsequently transferred the properties acquired in 2002 to two newly formed Limited Liability Companies, or "LLCs". One of the LLCs, Russian Hill Property Company, is 100% owned by the partnership and in the other, Stockton Street Property Company, the partnership owned controlling interest with an affiliate, the other investor in the foreclosed loan. Assets of the Stockton Street Property Company were completely sold in 2003. This LLC will be dissolved after its final tax return for year 2004 is filed. The partnership also intends to sell the property of Russian Hill Property Company and dissolve this LLC in the future. The two LLCs are further discussed under Notes to Consolidated Financial Statements (Note 5). With respect to the properties acquired in 2004 the partnership may transfer the real estate to one or more LLCs during 2005. One of the properties is a single-family residence, upon which the borrower was doing substantial renovation that was not completed at the time of foreclosure. As of December 31, 2004, the partnership's investment in this property, net of a $500,000 reserve, totaled $1,437,000. The other three properties acquired in 2004 were deeded to the partnership in lieu of foreclosure. They are undeveloped parcels of land comprised of three separate lots. The land is within the incorporated area of Stanislaus County, California. Currently the property is on the market for sale. As of December 31, 2004 the partnership's investment in this property totaled $4,378,000. The property is jointly owned by two other affiliated partnerships. The partnership has provided loss reserves of $1,000,000 against all properties owned.

     The partnership's net income continued to take an upward trend. The net income increased from $7,486,000 in 2002 to $9,594,000 in 2003 and to $12,132,000 in 2004. This was made possible largely through investment of additional capital derived from sales of partnership units into loans. The secured loan portfolio increased from $83,650,000 in 2002, to $147,174,000 in 2003 and to $171,745,000 in 2004, an increase of 105.31% over the two-year period. Although net income increased it did not increase in direct proportion to the increased size of the loan portfolio mainly because newly originated loans were placed at lower interest rates. Until the past six months, interest rates had been declining steadily since 2001. The bank prime rate as of January 1, 2001, 2002, 2003, 2004 and 2005 was 9.50%, 4.75%, 4.25%, 4.00% and 5.25%,
respectively. The partnership has placed its loans at interest rates competitive in the marketplace. Mortgage interest income increased from $11,416,000 in 2002 to $12,496,000 in 2003 and to $16,437,000 in 2004, an increase of 44% over the two-year period. During the year 2004 the partnership's annualized yield on compounding accounts was 7.22% and 6.99% on monthly distributing accounts.

     Due to a calendaring oversight, the partnership did not timely renew its permit with the California Department of Corporations ("DOC"). Upon discovery of this oversight, the partnership applied for and received from the DOC a new permit allowing the partnership to continue sales in California. To correct those sales that occurred without a permit from the DOC in place, the partnership offered to repurchase the units sold during the period of September 10, 2004 through January 18, 2005. The repurchase offer was made to an aggregate of $16,370,000 of prior unit sales. The repurchase offer expired on approximately March 7, 2005. The repurchase offer was accepted by three limited partners for a total of $74,000 in unit sales and the partnership made a timely repurchase of the units.

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

     Beginning in July of 2004, the Federal Reserve changed its interest rate policy from one of three years of continuously lowered interest rates, which hit a 40 year historic interest rate low, to one of tempered but gradual interest rate increases. In keeping with this new policy since July 2004, the Federal Reserve has increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) at each of its last five meetings to 2.25% as of March 22, 2005. This deliberate upward change in the Federal Funds Rate has caused short term interest rates to rise, and to a lesser degree, pushed longer term rates up as well. Nationally and more specifically in Northern California, the location of the majority of our lending activities, the economies are recovering from the economic downturn from 2000 to 2003. Employment and job creation is improving but is still lower than desirable. During 2004, the residential and commercial real estate markets in Northern California enjoyed a solid year of price appreciation. With the prospect of solid real estate values, low interest rates, and an improving economy, lenders of all types are anxious to lend money to borrowers secured by their real estate. Competition for loans is fierce. Additionally, those borrowers that had waited hoping to find the bottom of the interest rate cycle, have decided that the time has come to refinance their existing higher rate loans. This has caused a significant amount of loan runoff to lower interest rate lenders than the partnership. These two factors have made it difficult, particularly in the final quarter of the year 2004, to stay as fully invested as is optimum. It is anticipated that significant competition for loans will continue. Excess cash will be invested in short-term alternative investments, such as money market funds yielding considerably less than the current loan investment portfolio.

Secured Loan Portfolio.

     A summary of the partnership's secured loan portfolio as of December 31, 2004, is set forth below (in thousands):

       Loans as a Percentage of Appraised Values

       First Trust Deeds                                                       $   115,082
       Appraised Value of Properties at Time of Loan                               234,372
                                                                              -------------
             Total Investment as a % of Appraisal                                   49.10%
                                                                              =============

       First Trust Deed Loans                                                      115,082
       Second Trust Deed Loans                                                      50,282
       Third Trust Deed Loans                                                        6,381
                                                                              -------------
             Total of Trust Deed Loans                                             171,745

       Priority Positions due Other Lenders:
         First Trust Deed Loans due Other Lenders                                   81,579
         Second Trust Deed Loans due Other Lenders                                  17,561
                                                                              -------------

             Total Debt                                                        $   270,885
                                                                              =============

         Appraised Property Value at Time of Loan                                  475,710
             Total Debt as a % of Appraisal based on appraised
               values and prior liens at date loan was consummated                  56.94%
                                                                              =============

       Number of Secured Loans Outstanding                                              75

       Average Secured Loan                                                    $     2,289
       Average Secured Loan as a % of Secured Loans Outstanding                      1.33%
       Largest Secured Loan Outstanding                                             12,045
       Largest Secured Loan as a % of Secured Loans Outstanding                      7.01%
       Largest Secured Loan as a % of Partnership Assets                             6.00%

       Secured Loans as a Percentage of Total Secured Loans                     Percent
       ------------------------------------------------------------------     -------------
       First Trust Deed Loans                                                       67.01%
       Second Trust Deed Loans                                                      29.28%
       Third Trust Deed Loans                                                        3.71%
                                                                              -------------
       Total Trust Deed Loan Percentage                                            100.00%
                                                                              =============

       Type of Secured Loans by Property                      Amount           Percent
       ------------------------------------------------     ------------     ------------
       Owner Occupied Homes                                  $    9,234            5.38%
       Non-Owner Occupied Homes                                  75,125           43.74%
       Apartments                                                30,981           18.04%
       Commercial                                                54,670           31.83%
       Land                                                       1,735            1.01%
                                                            ------------     ------------
       Total                                                 $  171,745          100.00%
                                                            ============     ============

     The following is a distribution of secured loans outstanding as of December 31, 2004 by Counties (in thousands):

                                                                      Total
                        California County                         Secured Loans       Percent
       -----------------------------------------------------     ---------------    -------------

       San Francisco Bay Area Counties
       San Francisco                                              $      35,173           20.48%
       Alameda                                                           30,886           17.98%
       Contra Costa                                                      25,357           14.77%
       Santa Clara                                                       16,987            9.89%
       San Mateo                                                         13,256            7.72%
       Marin                                                              9,484            5.52%
                                                                 ---------------    -------------
                                                                        131,143           76.36%

       San Francisco Bay Area Adjacent Counties
       Sacramento                                                        12,971            7.55%
       Napa                                                               4,234            2.47%
       San Joaquin                                                        3,971            2.31%
                                                                 ---------------    -------------
                                                                         21,176           12.33%

       Other California Counties
       Los Angeles                                                        6,236            3.63%
       Riverside                                                          5,150            3.00%
       Fresno                                                             3,611            2.10%
       All others                                                         4,429            2.58%
                                                                 ---------------    -------------
                                                                         19,426           11.31%

                 Total                                            $     171,745          100.00%
                                                                 ===============    =============

Statement of Condition of Secured Loans
         Number of Secured Loans in Foreclosure                        6

     Scheduled maturity dates of secured loans as of December 31, 2004 are as follows (in thousands):

               Year Ending
               December 31,
           ---------------------

                   2005              $    68,761
                   2006                   68,829
                   2007                   21,185
                   2008                    3,629
                   2009                    8,844
                Thereafter                   497
                                    -------------
                                     $   171,745
                                    =============

     The scheduled maturities for 2005 include six loans totaling $8,047,000, and representing 4.69% of the secured loan portfolio, past maturity at December 31, 2004. Several borrowers are in the process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. The partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. Interest payments on three of these loans were delinquent 90 days or more. Of these past maturity loans, the partnership has begun foreclosure on four with principal balances totaling $7,439,000. These four foreclosures are included in the total number of foreclosures begun by the partnership, which total six.


Item 2 - Properties

     In 2004 the partnership took back the real estate collateral securing four loans from defaulted borrowers, one through foreclosure and the others through deeds in lieu of foreclosure. No collateral was taken back during 2003. During 2002, the partnership took back the real estate collateral security on two of its loans. For the properties owned in 2002, in order to reduce potential liabilities the partnership subsequently transferred at its book value the real estate taken back to two newly formed Limited Liability Companies "LLCs". One property was transferred to Stockton Street Property Company, LLC. This property, taken back through foreclosure, was comprised of six condominium units. Management of the LLC was through its managing member, Michael Burwell, a general partner of the partnership. All six units held by the Stockton Street Property Company, LLC were sold in 2003 at an overall loss of $127,000. The partnership's proportionate share of this loss was $85,000. It is anticipated that in 2005 the Stockton Street Property Company, LLC will be closed, remaining assets transferred back to the partnership in proportion to its ownership, and its operations will cease.

     The other property taken back in 2002 was transferred at its book value to Russian Hill Property Company, LLC. The real estate was held off the market during 2003 and 2004, as the real estate market for this luxury view condominium in a prestigious neighborhood of San Francisco was very slow. The management of this LLC, in consultation with real estate professionals, will continue to review the market activity during 2005 and will place the property for sale when the timing is considered to be opportune. The partnership's net interest in the LLC was $3,979,000 net of a valuation allowance of $500,000. Michael R. Burwell, general partner of the partnership, is manager of this LLC.

     In September, 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership's investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. A reserve of $500,000 to cover potential losses has been made for this property, based upon management's estimate of the fair value of the property.

     In December, 2004, the partnership acquired an undeveloped parcel of land in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. The partnership's investment in this property totaled $4,377,000, including accrued interest and advances, as of the date of the acquisition. This property is jointly owned by two other affiliated partnerships.


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


                                     Part II


Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Partnership Matters

     75,000,000 units at $1 each (minimum purchase of 2,000 units) are currently being offered ($125,000,000 in units were previously offered and sold through a series of offerings) through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or compounding the earnings. Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2004, 4,857 limited partners had a capital balance of $183,368,000, net of Formation Loans and syndication costs.

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

Item 6 - Selected Consolidated Financial Data

     Redwood Mortgage Investors VIII began operations in April 1993.

     Consolidated   financial   condition  and  results  of  operation  for  the
partnership as of and for the five years ended December 31, 2004 were (in thousands, except for net income per $1,000 invested by limited partners for entire period):

                           Consolidated Balance Sheets

                                     Assets

                                                                             December 31,
                                               ----------------------------------------------------------------------------
                                                   2004            2003            2002            2001           2000
                                               ------------    ------------     -----------     -----------    ------------
Cash and cash equivalents                       $   16,301      $    8,921       $   7,188       $   1,917      $    1,460

Loans
  Loans, secured by deeds of trust                 171,745         147,174          83,650          82,790          68,571
  Loans, unsecured                                      34              34               -               4              54
  Accrued interest and late fees                     4,895           4,735           3,913           3,345           1,039
  Advances on loans                                    131             416             279             195             172
  Less allowance for losses                        (2,343)         (2,649)         (3,021)         (2,247)         (1,345)

Other receivables                                        -               -             888               -              -

Real estate held for sale, net                       9,793           3,979           9,286               -              -
Other assets                                            62              44              22               6             13
                                               ------------    ------------     ------------    -----------    -----------
                                                $  200,618      $  162,654       $  102,205      $  86,010      $  69,964
                                               ============    ============     ============    ===========    ===========

                        Liabilities and Partners' Capital

                                                                              December 31,
                                               ----------------------------------------------------------------------------

                                                   2004            2003             2002            2001           2000
                                               ------------    ------------     ------------    -----------    ------------
Liabilities

   Accounts payable                             $       25      $      224       $      449      $      74      $       30
   Payable to affiliate                                638             448              294            109               -
   Line of credit                                   16,000          22,000                -         11,400          16,400
   Note payable                                          -               -            1,782              -               -
   Deferred interest                                     -               -              112              -              82
   Minority interest                                     -               -            1,213              -               -
   Subscriptions to partnership in
     applicant status                                  424           1,210            2,578            673             225
                                               ------------    ------------     ------------    -----------    ------------
                                                    17,087          23,882            6,428         12,256          16,737
                                               ------------    ------------     ------------    -----------    ------------

Partners' capital
  Limited partners subject to
     Redemption                                    183,368         138,649           95,690         73,687          53,180
  General partners subject to
     Redemption                                        163             123               87             67              47
                                               ------------    ------------     ------------    -----------    ------------
        Total partners' capital                    183,531         138,772           95,777         73,754          53,227
                                               ------------    ------------     ------------    -----------    ------------

                                                $  200,618      $  162,654       $  102,205      $  86,010      $   69,964
                                               ============    ============     ============    ===========    ============

                        Consolidated Statements of Income

                                                                                December 31,
                                               ----------------------------------------------------------------------------
                                                   2004            2003            2002            2001            2000
                                               ------------    ------------    ------------    ------------    ------------
Gross revenue                                   $   17,133      $   12,958      $   11,691      $    9,088      $    6,396

Expenses                                             4,981           3,369           4,204           2,994           2,104
                                               ------------    ------------    ------------    ------------    ------------
Income before interest credited to
  partners in applicant status                      12,152           9,589           7,487           6,094           4,292
Interest credited to partners in
  applicant status                                      20              37               1               1               5
                                               ------------    ------------    ------------    ------------    ------------
Minority interest share of subsidiary loss               -              42               -               -               -

Net income                                      $   12,132      $    9,594      $    7,486      $    6,093      $    4,287
                                               ============    ============    ============    ============    ============

Net income to general partners (1%)                    121              96              75              61              43
Net income to limited partners (99%)                12,011           9,498           7,411           6,032           4,244
                                               ------------    ------------    ------------    ------------    ------------

Total net income                                $   12,132      $    9,594      $    7,486      $    6,093      $    4,287
                                               ============    ============    ============    ============    ============

Net income per $1,000 invested by
    limited partners for entire period
      (annualized)
  - where income is compounded and
       retained                                 $       72      $       78      $       87      $       90      $       86
                                               ============    ============    ============    ============    ============

  - where partner receives income in
       monthly distributions                    $       70      $       75      $       84      $       86      $       83
                                               ============    ============    ============    ============    ============

     Annualized yields when income is compounded or distributed monthly for the years 2000 through 2004 are outlined in the table below:

                                        Compounded          Distributed
                                      ---------------     ----------------
                    2000                  8.58%                8.26%
                    2001                  8.98%                8.63%
                    2002                  8.69%                8.36%
                    2003                  7.76%                7.50%
                    2004                  7.22%                6.99%

     The average annualized yield, when income is compounded and retained, from inception through December 31, 2004, was 8.24%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2004 was 7.95%

     Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure. At December 31, 2004, the partnership owned five real estate properties, which were taken back from defaulted borrowers.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the Formation Loan, and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. In 2004, 2003 and 2002, loan brokerage commissions paid by the borrowers were $2,443,000, $2,621,000 and $996,000, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $1,565,000, $1,057,000 and $1,098,000 were incurred for the years ended December 31, 2004, 2003 and 2002, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the partnership, then net income would have been reduced by approximately $783,000. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership's agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $630,000, $468,000 and $325,000 were incurred by the partnership for years 2004, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2004 and 2003, a general partner, Gymno Corporation, had contributed $174,000 and $133,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

     The following table summarizes Formation Loan transactions through December 31, 2004 (in thousands):

                                                                      Offering
                                       -----------------------------------------------------------------------
                                           1st            2nd            3rd            4th            5th           Total
                                       -----------    -----------    -----------    -----------    -----------    -----------
     Limited partner contributions      $  14,932      $  29,993      $  29,999      $  49,985      $  47,314      $ 172,223
                                       ===========    ===========    ===========    ===========    ===========    ===========
     Formation Loans made                   1,075          2,272          2,218          3,777          3,570         12,912
     Repayments to date                     (785)        (1,013)          (558)          (495)           (45)        (2,896)
     Early withdrawal penalties
        Applied                              (75)          (112)           (78)              -              -          (265)
                                       -----------    -----------    -----------    -----------    -----------    -----------
     Balance, December 31, 2004         $     215      $   1,147      $   1,582      $   3,282      $   3,525      $   9,751
                                       ===========    ===========    ===========    ===========    ===========    ===========

     The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of the Formation Loan at December 31 of each year until the offering period is closed. Thereafter, the remaining Formation Loan is paid in ten equal amortizing payments over a period of ten years. Interest has been imputed at the market rate of interest in effect at the date the offering closed. See footnote 1 to the consolidated financial statements.

     On December 31, 2004, the partnership was in the offering stage of its fifth offering, ($75,000,000). Contributed capital equaled $14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, $49,985,000 for the fourth offering and $47,314,000 for the fifth offering, totaling an aggregate of $172,223,000 as of December 31, 2004. Of this amount, $424,000 remained in applicant status.

Results of Operations - For the years ended December 31, 2004, 2003 and 2002.

     Changes in the partnership's operating results for the years ended December 31, 2004, 2003 and 2002 are discussed below:

                                                                      Changes for the years ended December 31,
                                                                   ---------------------------------------------

                                                                            2004                2003
                                                                        -------------       -------------

Net income                                                               $ 2,538,000         $ 2,108,000
                                                                        =============       =============
  Revenue
     Interest on loans                                                     3,941,000           1,080,000
     Late fees                                                                17,000              87,000
     Other                                                                   217,000             100,000
                                                                        -------------       -------------
                                                                         $ 4,175,000         $ 1,267,000
                                                                        -------------       -------------

  Expenses
     Mortgage servicing fees                                                 508,000            (41,000)
     Interest expense                                                        551,000           (445,000)
     Amortization of loan origination fees                                    33,000              11,000
     Provision for losses on loans                                           364,000               2,000
     Provision for losses on real estate held for sale                             -           (500,000)
     Clerical costs through Redwood Mortgage Corp.                            17,000              24,000
     Asset management fees                                                   162,000             143,000
     Professional services                                                   100,000              45,000
     Broker expense                                                        (181,000)           (263,000)
     Amortization of discount on imputed interest                            124,000              41,000
     Other                                                                  (41,000)             142,000
                                                                        -------------       -------------
                                                                         $ 1,637,000         $ (841,000)
                                                                        -------------       -------------

          Net income increase                                            $ 2,538,000         $ 2,108,000
                                                                        =============       =============

     Although the average interest rate of the loan portfolio declined to 10.02% from 10.47% for the years ended December 31, 2004 and 2003, respectively, the interest income of the partnership continued to increase by $3,941,000 (31.54%) to $16,437,000 in 2004 and by $1,080,000 (9.46%) to $12,496,000 in 2003. This
was primarily due to the increased size of the partnership's secured loan portfolio, which increased by $24,571,000 (16.70%) to $171,745,000 in 2004 and
by $63,524,000 (75.94%) to $147,174,000 in 2003. Average loan portfolio balances for the years ended December 31, 2004, 2003 and 2002, were $159,460,000, $115,412,000 and $83,220,000, respectively. The increases in interest income were also due to earnings of additional interest of $277,000 and $465,000 for the years ended December 31, 2004 and 2003, respectively. The lower percentage rate of interest increase on loans (9.46%) in 2003 was due in part to the lower interest rate environment in 2003 versus 2002 and less additional interest earned of $525,000 in 2003 than 2002.

     Late charge income increases of $17,000 (8%) and $87,000 (76%) for the years ended December 31, 2004 and 2003 were primarily attributable to the growth in the loan portfolio.

     The increase in other income of $217,000 (83%) and $100,000 (63%) for the years ended December 31, 2004 and 2003, respectively, was primarily due to increased imputed interest income from the larger Formation Loan existing of $9,751,000, $7,550,000 and $5,258,000 for the years ended December 31, 2004,
2003 and 2002, respectively. Imputed interest income was $319,000 and $195,000 for the years ended December 31, 2004 and 2003, respectively. Additionally, the partnership may accept unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor's election to retain earnings (9%) or have their earnings distributed (5%). In 2004 $111,000 was paid and recorded under other income.

     The   increase/(decrease)  in  mortgage  servicing  fees  of  $508,000  and
($41,000) for the years ended December 31, 2004 and 2003, respectively, was primarily attributable to increases in the outstanding loan portfolio. The loan portfolio increased by $24,571,000 (16.70%) in 2004 and $63,524,000 (75.94%) in
2003. The increase in servicing fees for the year ended December 31, 2004 was also due to an increased average loan portfolio balance of $159,460,000, which the partnership maintained in 2004 versus an average balance of $115,412,000 in 2003. The decrease in servicing fees in 2003 was due to additional servicing fees were earned in 2002 related to impaired loans. The partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans; rather, servicing fees on impaired loans are paid as borrower payments are received.

     Interest expense on the line of credit is tied to the bank's prime rate. The decrease in interest expense of $445,000 for the year ended December 31, 2003 was primarily attributable to a substantial reduction in the prime rate. The prime rate was 4.75% as of December 31, 2001. This rate remained static until November, 2002 when it was reduced to 4.25%. A further reduction by 0.25% to 4% was made in June, 2003. The decline in interest expense in 2003 was also due to a lower average credit line usage of $10,863,000 for the year ended December 31, 2002 versus $6,170,000 for the year ended December 31, 2003. An increase in interest expense of $551,000 in 2004 was primarily attributable to increased borrowing, which averaged $14,000,000 during 2004, and increases in the prime rate from 4% in January, 2004 to 5.25% as of December 31, 2004, an average of 4.44%.

     The increase in loan origination fees was primarily attributable to the costs involved in negotiating an extension of the maturity date and an increase in the credit line facility.

     The increase in provision for losses on loans and real estate of $364,000 for the year ended December 31, 2004 was primarily attributable to an increase in the loan portfolio balance, the potential acquisition of two properties totaling $6,315,000 and an increase in foreclosures to six loans totaling $14,682,000 as of December 31, 2004, versus three loans totaling $2,931,000 as of December 31, 2003. The decrease in the provision of $498,000 for the year ended December 31, 2003 was primarily attributable to increased stability in real estate market, the stabilization of the economy, a decline in foreclosures amounts from $4,029,000 in 2002 to $2,931,000 in 2003 and management's determination that no additional amounts were needed related to the real estate held for sale. The increases in clerical costs of $17,000 and $24,000 for the years ended December 31, 2004 and 2003, respectively, was primarily attributable to an increase in partnership size.

     The increase in professional services of $100,000 and $45,000 for the years ended December 31, 2004 and 2003, respectively, was primarily attributable to the increased size of the partnership and increased costs associated with various partnership regulatory filings and the annual audit.

     The broker expense decline of $263,000 for the year ended December 31, 2003, was primarily due to the partnership having an obligation to pay one-half of additional interest collected on one of its loans to a non-affiliated real estate broker. This expense ended in 2003 with the full collection of the additional interest totaling $1,250,000.

     The increase in management fees of $162,000 and $143,000 for the years ended December 31, 2004 and 2003, respectively, was due to an increase in net asset value under management, which increased from $95,690,000 in 2002 to $138,649,000 in 2003 and to $183,368,000 in 2004.

     The increases in amortization of discount on imputed interest of $124,000 and $41,000 for the years ended December 31, 2004 and 2003, respectively, is primarily attributable to increases in the Formation Loan from the sale of additional limited partnership investments.

     The increase/(decrease) in other expenses of ($41,000) and $142,000 for the years ended December 31, 2004 and 2003, respectively, was primarily due to the loss sustained on the sale of the Stockton Street Property Co., LLC real estate of $85,000 in 2003, increased subscription interest while new funds from limited partners awaited entry into the partnership and the expensing of the upkeep costs of the properties owned by the partnership.

     Partnership capital continued to increase as the partnership received new limited partner capital contributions of $40,954,000, $40,030,000 and $21,563,000 and retained the earnings of limited partners that have chosen to do so of $7,367,000, $5,958,000 and $4,716,000 for the years 2004, 2003 and 2002, respectively. The partnership ceased raising funds during the period of May 2002 through October 2002 while it was in application status for a fourth offering of units. The fourth offering commenced October 30, 2002 and closed on October 6, 2003. On October 7, 2003 the partnership commenced its fifth offering and funds raised will be used to increase the partnership's capital base and provide funds for additional mortgage loans. As of December 31, 2004 the limited partners total units purchased was 171,799,000 units aggregating $172,223,000.

     The partnership began funding loans on April 14, 1993 and as of December 31, 2004 had credited earnings to limited partners who elected to retain earnings at an average annualized yield of 8.24% since inception through December 31, 2004. Limited partners who elected to have their earnings distributed monthly had an average annualized yield of 7.95% since inception through December 31, 2004.

     In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio. Since its inception, the credit limit has increased from $3,000,000 to $42,000,000. The size of the credit line facility could again increase as the partnership's capital increases. This added source of funds may help in maximizing the partnership's yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 2004 and 2003, the outstanding balance on the line of credit was $16,000,000 and $22,000,000, respectively.

Allowance for Losses.

     The general  partners  regularly  review the loan portfolio,  examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003, the economy stabilized. During 2004 the California economy and the Northern California real estate market have strengthened. At December 31, 2004 the partnership had eight loans past due 90 days or more on interest totaling $23,101,000. With respect to four of these eight loans, we have filed notices of default, beginning the process of foreclosure. The principal amounts of the four filed notices of default total $13,192,000 or 7.68% of the loan portfolio. Among these four, three borrowers totaling $3,839,000 in loans have entered into workout agreements. Additionally, the partnership has filed two notices of default against borrowers that are not 90 days delinquent on interest, totaling $1,491,000. At December 31, 2004 the partnership had notices of default filed on six loans with an aggregate principal outstanding of $14,682,000.

     In addition to the three workout agreements with borrowers in foreclosure, the partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. At December 31, 2004, the total number of partnership workout agreements with borrowers was eight, including matured, foreclosed or 90-day delinquent loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at December 31, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2004, the partnership filed some foreclosure proceedings to enforce the terms of our loans. In some of these instances the borrowers have been able to remedy the foreclosures we have filed. During 2002, we completed the foreclosure of two loans, which resulted in the partnership taking back two real estate properties. These properties are more fully discussed under Item 2 - Properties. The partnership's foreclosed principal balances were $6,565,000 after excluding an affiliated partnership's interest in one of the properties. During 2003, one of the properties owned through foreclosure was sold at an overall loss of $127,000, with $85,000 of the loss allocated to the partnership and the remaining $42,000 allocated to the minority interest. During 2003 the partnership did not take back any property through the foreclosure process. In 2004, the partnership took back four properties through foreclosure or deeds in lieu of foreclosure. We may take back additional real estate through the foreclosure process in 2005. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $3,343,000 at December 31, 2004. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of December 31, 2004, is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     The partnership may restructure loans. This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

     No  loans  were   restructured  in  2004.   During  2003,  the  partnership
restructured three loans by granting one new loan and modifying two other loans. During 2003, the total amount of restructured loans was $15,599,000.

Borrower Liquidity and Capital Resources.

     The partnership relies upon sales of partnership units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could see both or either of a surge of unit purchases by prospective limited partners, and significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and earnings requirements. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the partnership credit line or in other partnership business. Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the partnership credit line or for other partnership business.

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

     During the years stated below, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                 2004             2003              2002
                            -------------     -------------    -------------
  Compounding                 $7,367,000       $5,958,000        $4,716,000
  Distributing                $4,452,000       $3,362,000        $2,517,000

     Capital balances of limited partners electing to receive cash distributions of earnings represented 36%, 36% and 35% of the limited partners' outstanding capital accounts as of December 31, 2004, 2003 and 2002, respectively. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2004, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2004 were:

                                   2004             2003              2002
                               -------------     -------------    -------------

 Cash distributions              $4,452,000        $3,362,000       $2,517,000
 Capital liquidation*            $1,988,000        $1,845,000       $1,049,000
                               -------------     -------------    -------------

     Total                       $6,440,000        $5,207,000       $3,566,000
                               =============     =============    =============

* These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the past three years ended December 31, 2004, capital liquidated subject to the 10% penalty for early withdrawal was:

                     2004             2003              2002
                -------------    --------------    -------------
                   $794,000         $786,000          $244,000

     This represents 0.43%, 0.57% and 0.26% of the limited partners' ending capital for the years ended December 31, 2004, 2003 and 2002, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     Since January, 2001, and through December 31, 2003, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. From July 1 through December 31, 2004, the Federal Reserve increased the Federal Funds Rate four times by one quarter percentage point (1/4 of one percent) each time to 2.00%. The effect of these changes has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The recent upward movement in the Federal Funds Rate during 2004 has raised short-term rates but has not yet raised long-term interest rates significantly. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates similar to those that prevailed in 2004. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the year 2005. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 6.75% and 7.25% in 2005.

     The partnership makes loans primarily in Northern California. As of December 31, 2004, approximately 76.36% of the loans held were in the six San Francisco Bay Area Counties, 12.33% were in counties adjacent to the San
Francisco Bay Area and the balance 11.31% were in other counties throughout California. Like the rest of the nation, the San Francisco Bay Area felt the recession and accompanying slow down in economic growth and increasing unemployment.

     Recently the national and Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The San Francisco Chronicle dated January 20, 2005 reported that "Despite earlier forecasts of softer housing demand in 2004, low interest rates drove the Bay Area real estate market to record levels last year. The median sale price of a single-family home in 2004 was $532,000, a 17% rise over $455,000 in 2003 and the highest for any year since 1988, real estate information firm DataQuick reported Wednesday. A total of 134,848 houses and condos changed hands in the nine counties in 2004, blowing past the previous peak of 122,149 set in 2003. December, traditionally a slow time for real estate sales, closed out 2004 in strong - although not record-setting - fashion. The median price for a single-family home hit $554,000, a 17% jump over the December 2003 median. The record median of $560,000 was set in November. The housing boom wasn't expected to last through 2004. In the face of anticipated interest rate hikes, many economists had predicted that local and national real estate markets would cool. But after mortgage rates rose for several weeks in the spring, disappointing job growth reignited fears about the economy, driving rates lower. The uncertainty created by both rising and falling rates prompted buyers to jump into the housing market. John Karevoll, [a researcher at DataQuick in La Jolla (San Diego County)] expects appreciation rates to ease from the mid to high teens to the single digits once the benchmark 30-year fixed mortgage rate climbs closer to
6.5 or 7.0% later in the year. Last week, mortgage giant Freddie Mac said the 30-year fixed rate hit 5.74%.

     While the residential market outlook remains strong overall the commercial real estate market appears equally as strong.

     As reported in the San Francisco Business Times for the week of January 7-13, 2005 "The numbers are in and they're looking pretty. San Francisco office market fundamentals improved during the last quarter of 2004, with overall vacancy shrinking to between 15.4% and 19%, depending on which brokerage firm is crunching the numbers. Main reasons? Dwindling supply due to stalemated construction, a handful of residential conversions and a hopped-up tally of positive net absorption. According to Tove Nilsen, Colliers International's director of market research, the S.F office market as a whole logged 699,843 square feet of positive absorption during the last quarter of the year, bringing the annual total to 1.2 million square feet. Cushman & Wakefield Senior Research Associate Brad Van Blois (who counts 1.198 Million square feet of overall net absorption for the year) attributes a big chunk of that - 302,610 square feet - to fresh companies moving to town. Space-hungry/expanding companies also made this the sixth consecutive quarter for positive net absorption - a marked turnaround from the exodus of mid-2000 to mid-2003. And rents? They stabilized. For the year, city-wide Class A direct rent decreased 1.9% to $28.80 per square foot, Class B space slipped 1.6% to $22.80 and Class C declined 4.3% to $19.44, according to Cushman & Wakefield. Class A rents in the commercial business district also dropped, to $30.48 in the fourth quarter compared to $30.60 during the same period last year, also according to Van Blois. But prime Class A space in the financial district is getting harder to come by, with the sweetest sublease space now soaked up by other tenants and mostly commodity space left. Class A space in the financial district was $31.15, up from $30.36 the previous quarter, according to Nilsen. As expected, commercial building sales - the hot ticket for all of last year - beat all previous records. Low interest rates and pent up demand pushed dozens of investors to buy a whopping $2.5 billion in commercial buildings in the city this year, beating the $2.4 billion record set in 2000, according to Nilsen. [Van Blois] added: "The market fundamentals have improved each quarter, and it's encouraging, but overall we still have a long way to go." Sales stayed steady through the year end, with 23 commercial and industrial properties closing escrow during the month of November, according to Jennifer Raike of Old Republic Title Co.'s monthly list of transactions."

     As of December 31, 2004, the partnership had an average loan to value ratio based upon appraisals and prior liens as of the date the loan was made of 56.94%. This did not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations

     A summary of the contractual obligations of the partnership as of December 31, 2004 is set forth below (in thousands):

      Contractual Obligation             Total          Less than 1 Year       1-3 Years          3-5 Years
    --------------------------       --------------    -----------------     --------------    --------------

    Line of credit                    $     16,000      $             -       $      5,333      $     10,667
    Construction loans                       9,286                9,286                  -                 -
    Rehabilitation loans                     8,880                8,880                  -                 -
                                     --------------    -----------------     --------------    --------------

         Total                        $     34,166      $        18,166       $      5,333      $     10,667
                                     ==============    =================     ==============    ==============

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and our line of credit as of December 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2004 (in thousands).

                                         2005       2006      2007       2008       2009      Thereafter      Total
                                      --------------------------------------------------------------------------------
Interest earning assets:
Money market accounts                  $ 8,772                                                               $  8,772
Average interest rate                    1.20%                                                                  1.20%
Loans secured by deeds of trust        $68,761    $68,829    $21,185    $ 3,629    $ 8,844      $   497      $171,745
Average interest rate                   10.79%      9.61%      9.68%      9.42%      9.28%        8.50%        10.02%

Interest bearing liabilities
Line of credit                         $16,000          -          -          -          -            -      $ 16,000
Average interest rate                    5.00%          -          -          -          -            -         5.00%

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

     The partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the partnership's mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership's investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

     The partnership does not hedge or otherwise seek to manage interest rate risk. The partnership does not enter into risk sensitive instruments for trading purposes.


PORTFOLIO REVIEW - For the years ended December 31, 2004, 2003 and 2002

Secured Loan Portfolio.

     The partnership's secured loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2004, 2003 and 2002 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $131,143,000 (76.36%), $107,211,000 (72.85%) and $61,741,000 (73.81%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. No partnership loan equals or exceeds 10% of the partnership's assets.

     The following table sets forth the distribution of loans held by the partnership by property type for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                                           December 31,
                                       --------------------------------------------------------------------------------------
                                                2004                           2003                          2002
                                       ------------------------      -------------------------     --------------------------

Single family homes (1-4 units)         $  84,359        49.12%       $  66,631        45.27%       $  36,574        43.72%
Apartments (over 4 units)                  30,981        18.04%          22,649        15.39%           6,572         7.86%
Commercial                                 54,670        31.83%          52,502        35.67%          32,089        38.36%
Land                                        1,735         1.01%           5,392         3.67%           8,415        10.06%
                                       -----------    ----------     -----------    ----------     -----------    ----------

          Total                         $ 171,745       100.00%       $ 147,174       100.00%       $  83,650       100.00%
                                       ===========    ==========     ===========    ==========     ===========    ==========

     As of December 31, 2004, the partnership held 75 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of December 31, 2004.


        PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
                     As of December 31, 2004 (in thousands)

                                                                          # of Loans      Amount          Percent
                                                                         -----------    -----------     ------------

       1st Mortgages                                                             43      $ 115,082           67.01%
       2nd Mortgages                                                             28         50,282           29.28%
       3rd Mortgages                                                              4          6,381            3.71%
                                                                         ===========    ===========     ============
            Total                                                                75      $ 171,745          100.00%

       Maturing in 2005                                                          21      $  68,761           40.04%
       Maturing in 2006                                                          24         68,829           40.07%
       Maturing in 2007                                                          11         21,185           12.34%
       Maturing after 12/31/07                                                   19         12,970            7.55%
                                                                         ===========    ===========     ============
            Total                                                                75      $ 171,745          100.00%

       Average secured loan as a % of secured loan portfolio                             $   2,289            1.33%
       Largest secured loan as a % of secured loan portfolio                                12,045            7.01%
       Smallest secured loan as a % of secured loan portfolio                                   50            0.03%
       Average secured loan-to-value at time of loan based on
           appraisals and prior liens at time of loan                                                        56.94%
       Largest secured loan as a % of partnership assets                                    12,045            6.00%


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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of December 31, 2004 the general partners have determined that the allowance for loan losses and real estate held for sale of $3,343,000 (1.82% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2004, eleven loans were delinquent over 90 days in interest payments and/or past maturity with an aggregate principal outstanding of $25,013,000. Of these delinquent loans, five loans with an aggregate principal outstanding of $6,424,000 were subject to workout agreements.

     The partnership also makes loans requiring periodic disbursements of funds. As of December 31, 2004 there were thirteen such loans. These loans include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans, which are periodically disbursed as of December 31, 2004, is set forth below (in thousands):

                                Complete Construction       Rehabilitation
                               -----------------------     -----------------
 Disbursed funds                       $14,362                  $41,373
 Undisbursed funds                     $ 9,286                  $ 8,880

     "Construction Loans" are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such Construction Loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of December 31, 2004, the partnership had commitments for Construction Loans totaling $23,648,000, of which $14,362,000 in Construction Loans had been disbursed and had an additional $9,286,000 is yet to be disbursed. The $23,648,000 of Construction Loans committed exceeds 10% of the loan portfolio which is in excess of the partnership's limit on Construction Loan funding. The partnership will not make any additional Construction Loan obligations until such time as the aggregate amount of the outstanding Construction Loan commitments is less than 10% of the loan portfolio. During February, 2005, one of these loans with a total commitment of $8,400,000 was paid in full.

     The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. These loans are referred to by management as "Rehabilitation Loans". As of December 31, 2004 the partnership had funded $41,373,000 in Rehabilitation Loans and $8,880,000 remained to be disbursed for a combined total of $50,253,000. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Item 8 - Consolidated Financial Statements and Supplementary Data

A - Consolidated Financial Statements

     The  following   consolidated  financial  statements  of  Redwood  Mortgage
Investors VIII are included in Item 8:

  o Report of Independent Registered Public Accounting Firm
  o Consolidated Balance Sheets - December 31, 2004, and December 31, 2003
  o Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
  o Consolidated Statements of Changes In Partners' Capital for the years ended December 31, 2004, 2003 and 2002
  o Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
  o Notes to Consolidated Financial Statements

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                   ------------

 Report of Independent Registered Public Accounting Firm                27

 Consolidated Balance Sheets                                            28

 Consolidated Statements of Income                                      29

 Consolidated Statements of Changes in Partners' Capital                30

 Consolidated Statements of Cash Flows                                  32

 Notes to Consolidated Financial Statements                             33

 Supplemental Schedules

   Schedule II -  Valuation and Qualifying Accounts                     48

   Schedule IV - Mortgage Loans on Real Estate                          49
      Rule 12-29 Loans on Real Estate

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

     We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors VIII is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors VIII's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                      ARMANINO McKENNA  LLP


San Ramon, California
February 14, 2005
(except for footnote 14,
for which the date is March 10, 2005)

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
                                 (in thousands)

                                     ASSETS

                                                                                2004             2003
                                                                            -------------    -------------

         Cash and cash equivalents                                           $    16,301      $     8,921
                                                                            -------------    -------------

         Loans
            Loans secured by deeds of trust                                      171,745          147,174
            Loans, unsecured                                                          34               34
            Allowance for loan losses                                            (2,343)          (2,649)
                                                                            -------------    -------------
              Net loans                                                          169,436          144,559
                                                                            -------------    -------------

         Interest and other receivables
            Accrued interest and late fees                                         4,895            4,735
            Advances on loans                                                        131              416
                                                                            -------------    -------------
              Total interest and other receivables                                 5,026            5,151
                                                                            -------------    -------------

         Other assets
            Loan origination fees, net                                                62               44
            Real estate held for sale, net                                         9,793            3,979
                                                                            -------------    -------------
              Total other assets                                                   9,855            4,023
                                                                            -------------    -------------

              Total assets                                                   $   200,618      $   162,654
                                                                            =============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

         Liabilities
            Line of credit                                                   $    16,000      $    22,000
            Accounts payable                                                          25              224
            Payable to affiliate                                                     638              448
                                                                            -------------    -------------
              Total liabilities                                                   16,663           22,672
                                                                            -------------    -------------

         Investors in applicant status                                               424            1,210
                                                                            -------------    -------------

         Partners' capital
            Limited partners' capital, subject to redemption, net
             of unallocated syndication costs of $1,084 and $875
             for 2004 and 2003, respectively; and net of formation
             loan receivable of $9,751 and $7,550 for 2004 and 2003,
             respectively                                                        183,368          138,649

            General partners' capital, net of unallocated syndication
             costs of $11 and $9 for 2004 and 2003, respectively                     163              123
                                                                            -------------    -------------
              Total partners' capital                                            183,531          138,772
                                                                            -------------    -------------

              Total liabilities and  partners' capital                       $   200,618      $   162,654
                                                                            =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        Consolidated Statements of Income
              For the Years Ended December 31, 2004, 2003 and 2002
             (in thousands, except for per limited partner amounts)

                                                                          2004             2003              2002
                                                                      -------------    --------------    -------------
   Revenues
      Interest on loans                                                $    16,437      $     12,496      $    11,416
      Late fees                                                                218               201              114
      Other                                                                    478               261              161
                                                                      -------------    --------------    -------------
                                                                            17,133            12,958           11,691
                                                                      -------------    --------------    -------------
   Expenses
      Mortgage servicing fees                                                1,565             1,057            1,098
      Interest expense                                                         622                71              516
      Amortization of loan origination fees                                     56                23               12
      Provision for losses on loans                                          1,146               782              780
      Provision for losses on real estate held for sale                          -                 -              500
      Asset management fees                                                    630               468              325
      Clerical costs from Redwood Mortgage Corp.                               307               290              266
      Professional services                                                    211               111               66
      Broker expense                                                             -               181              444
      Amortization of discount on imputed interest                             319               195              154
      Other                                                                    145               228               44
                                                                      -------------    --------------    -------------
                                                                             5,001             3,406            4,205
                                                                      -------------    --------------    -------------

   Income before minority interest                                          12,132             9,552            7,486

   Minority interest share of subsidiary loss                                    -                42                -
                                                                      -------------    --------------    -------------

   Net income                                                          $    12,132      $      9,594      $     7,486
                                                                      =============    ==============    =============

   Net income
      General partners (1%)                                            $       121      $         96      $        75
      Limited partners (99%)                                                12,011             9,498            7,411
                                                                      -------------    --------------    -------------

                                                                       $    12,132      $      9,594      $     7,486
                                                                      =============    ==============    =============

   Net income per $1,000 invested by
     limited partners for entire period
      Where income is compounded                                       $        72      $         78      $        87
      Where partner receives income in monthly distributions           $        70      $         75      $        84



     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
             Consolidated Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                                           Limited Partners
                                                                     -------------------------------------------------------------
                                                      Partners         Capital                                           Total
                                                         In            Account       Unallocated       Formation        Limited
                                                      Applicant        Limited       Syndication         Loan,         Partners'
                                                       Status         Partners          Costs            Gross          Capital
                                                     ------------    ------------    -------------    ------------    ------------

Balances at December 31, 2001                         $      673      $   78,214      $     (400)      $  (4,127)      $   73,687
   Contributions on application                           21,563               -                -               -               -
   Formation loan increases                                    -               -                -         (1,677)         (1,677)
   Formation loan payments received                            -               -                -             530             530
   Interest credited to partners in applicant                  1               -                -               -               -
    status
   Transfers to partners' capital                       (19,659)          19,659                -               -          19,659
   Net income                                                  -           7,411                -               -           7,411
   Syndication costs incurred                                  -               -            (377)               -           (377)
   Allocation of syndication costs                             -           (178)              178               -               -
   Partners' withdrawals                                       -         (3,543)                -               -         (3,543)
   Early withdrawal penalties                                  -            (23)                7              16               -
                                                     ------------    ------------    -------------    ------------    ------------

Balances at December 31, 2002                              2,578         101,540            (592)         (5,258)          95,690
   Contributions on application                           40,030               -                -               -               -
   Formation loan increases                                    -               -                -         (2,929)         (2,929)
   Formation loan payments received                            -               -                -             575             575
   Interest credited to partners in applicant                 37               -                -               -               -
    status
   Interest withdrawn                                       (14)               -                -               -               -
   Transfers to partners' capital                       (41,421)          41,421                -               -          41,421
   Net income                                                  -           9,498                -               -           9,498
   Syndication costs incurred                                  -               -            (478)               -           (478)
   Allocation of syndication costs                             -           (178)              178               -               -
   Partners' withdrawals                                       -         (5,128)                -               -         (5,128)
   Early withdrawal penalties                                  -            (79)               17              62               -
                                                     ------------    ------------    -------------    ------------    ------------

Balances at December 31, 2003                              1,210         147,074            (875)         (7,550)         138,649
   Contributions on application                           40,954               -                -               -               -
   Formation loan increases                                    -               -                -         (3,117)         (3,117)
   Formation loan payments received                            -               -                -             855             855
   Interest credited to partners in applicant                 20               -                -               -               -
    status
   Interest withdrawn                                        (8)               -                -               -               -
   Transfers to partners' capital                       (41,752)          41,752                -               -          41,752
   Net income                                                  -          12,011                -               -          12,011
   Syndication costs incurred                                  -               -            (417)               -           (417)
   Allocation of syndication costs                             -           (192)              192               -               -
   Partners' withdrawals                                       -         (6,365)                -               -         (6,365)
   Early withdrawal penalties                                  -            (77)               16              61               -
                                                     ------------    ------------    -------------    ------------    ------------

Balances at December 31, 2004                         $      424      $  194,203      $   (1,084)      $ (9,751)       $ 183,368
                                                     ============    ============    =============    ============    ============


     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
       Consolidated Statements of Changes in Partners' Capital (continued)
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                      General Partners
                                                       ------------------------------------------------
                                                          Capital                            Total
                                                          Account        Unallocated        General            Total
                                                          General        Syndication       Partners'         Partners'
                                                         Partners           Costs           Capital           Capital
                                                       --------------   --------------    -------------    --------------

Balances at December 31, 2001                           $         71     $        (4)      $        67      $     73,754
   Contributions on application                                    -                -                -                 -
   Formation loan increases                                        -                -                -           (1,677)
   Formation loan payments received                                -                -                -               530
   Interest credited to partners in applicant status               -                -                -                 -
   Capital contributed                                            22                -               22            19,681
   Net income                                                     75                -               75             7,486
   Syndication costs incurred                                      -              (4)              (4)             (381)
   Allocation of syndication costs                               (2)                2                -                 -
   Partners' withdrawals                                        (73)                -             (73)           (3,616)
   Early withdrawal penalties                                      -                -                -                 -
                                                       --------------   --------------    -------------    --------------

Balances at December 31, 2002                                     93              (6)               87            95,777
   Contributions on application                                    -                -                -                 -
   Formation loan increases                                        -                -                -           (2,929)
   Formation loan payments received                                -                -                -               575
   Interest credited to partners in applicant status               -                -                -                 -
   Interest withdrawn                                              -                -                -                 -
   Capital contributed                                            40                -               40            41,461
   Net income                                                     96                -               96             9,594
   Syndication costs incurred                                      -              (5)              (5)             (483)
   Allocation of syndication costs                               (2)                2                -                 -
   Partners' withdrawals                                        (95)                -             (95)           (5,223)
   Early withdrawal penalties                                      -                -                -                 -
                                                       --------------   --------------    -------------    --------------

Balances at December 31, 2003                                    132              (9)              123           138,772
   Contributions on application                                    -                -                -                 -
   Formation loan increases                                        -                -                -           (3,117)
   Formation loan payments received                                -                -                -               855
   Interest credited to partners in applicant status               -                -                -                 -
   Interest withdrawn                                              -                -                -                 -
   Capital contributed                                            41                -               41            41,793
   Net income                                                    121                -              121            12,132
   Syndication costs incurred                                      -              (4)              (4)             (421)
   Allocation of syndication costs                               (2)                2                -                 -
   Partners' withdrawals                                       (118)                -            (118)           (6,483)
   Early withdrawal penalties                                      -                -                -                 -
                                                       --------------   --------------    -------------    --------------

Balances at December 31, 2004                           $        174     $       (11)      $       163      $    183,531
                                                       ==============   ==============    =============    ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                            2004            2003             2002
                                                                        ------------    -------------    ------------
          Cash flows from operating activities
             Net income                                                  $   12,132      $     9,594      $    7,486
             Adjustments to reconcile net income to
               net cash provided by operating activities
                Amortization of loan fees                                        56               23              12
                Imputed interest income                                       (319)            (195)           (154)
                Amortization of discount                                        319              195             154
                Provision for loan and real estate losses                     1,146              782           1,280
                Realized loss on sale of real estate                              -              127               -
                Minority interest share of subsidiary loss                        -             (42)               -
                Change in operating assets and liabilities
                  Unsecured loans                                                 -                -               4
                  Accrued interest and late fees                            (2,566)          (3,448)         (1,253)
                  Advances on loans                                              74            (500)           (312)
                  Other receivables                                               -              888           (888)
                  Loan origination fees                                        (74)             (45)            (28)
                  Accounts payable                                            (199)            (225)             375
                  Payable to affiliate                                          190              154             185
                  Deferred interest                                               -            (112)             112
                                                                        ------------    -------------    ------------
          Net cash provided by operating activities                          10,759            7,196           6,973
                                                                        ------------    -------------    ------------

          Cash flows from investing activities
             Loans originated                                              (81,579)         (96,820)        (32,601)
             Principal collected on loans                                    52,359           35,097          26,083
             Payments for development of real estate                              -            (706)           (219)
             Proceeds from disposition of real estate                             -            6,036               -
                                                                        ------------    -------------    ------------
          Net cash used in investing activities                            (29,220)         (56,393)         (6,737)
                                                                        ------------    -------------    ------------

          Cash flows from financing activities
             Borrowings (repayments) on line of credit, net                 (6,000)           22,000        (11,400)
             Repayments on note payable                                           -          (1,782)             (7)
             Contributions by partner applicants                             41,007           40,093          21,586
             Partners' withdrawals                                          (6,483)          (5,223)         (3,616)
             Syndication costs paid                                           (421)            (483)           (381)
             Formation loan lending                                         (3,117)          (2,929)         (1,677)
             Formation loan collections                                         855              575             530
             Distributions to minority interest                                   -          (1,321)               -
                                                                        ------------    -------------    ------------
          Net cash provided by financing activities                          25,841           50,930           5,035
                                                                        ------------    -------------    ------------

          Net increase in cash and cash equivalents                           7,380            1,733           5,271

          Cash and cash equivalents - beginning of year                       8,921            7,188           1,917
                                                                        ------------    -------------    ------------

          Cash and cash equivalents - end of year                        $   16,301      $     8,921      $    7,188
                                                                        ============    =============    ============

          Supplemental disclosures of cash flow information
             Cash paid for interest                                      $      622      $        71      $      516

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


1.     Organizational and General

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993. The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp., both California corporations. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At December 31, 2004, the Partnership was in its fifth offering stage, wherein contributed capital totaled $172,223,000 of approved aggregate offerings of $200,000,000. As of December 31, 2004 and 2003, $424,000 and $1,210,000, respectively, remained in applicant status, and total Partnership units sold were in the aggregate of $172,223,000 and $131,269,000, respectively.

     A minimum of $250,000 and a maximum of $15,000,000 in Partnership units were initially offered through qualified broker-dealers. This initial offering closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 which closed on August 30, 2000. On August 31, 2000, the Partnership commenced a third offering for an additional $30,000,000 which closed in April 2002. On October 31, 2002, the Partnership commenced a fourth offering for an additional $50,000,000 which closed in October 2003. On October 7, 2003, the Partnership commenced a fifth offering for an additional $75,000,000.

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

     The formation loan relating to the second offering ($30,000,000) totaled $2,272,000, which was 7.6% of limited partners' contributions of $29,993,000. It is being repaid, without interest, in ten equal annual installments of $201,000, which commenced on January 1, 2001, following the year the second offering closed. Payments on this loan were also made during the offering period prior to the close of the offering.

     The formation loan relating to the third offering ($30,000,000) totaled $2,218,000, which was 7.4% of the limited partners' contributions of $29,999,000. It is being repaid, without interest, in ten annual installments of $178,000, which commenced on January 1, 2003, following the year the third offering closed. Payments on this loan were also made during the offering stage prior to the close of the offering.

     The formation loan relating to the fourth offering ($50,000,000) totaled $3,777,000, which was 7.6% of the limited partners contributions of $49,985,000. It is being repaid, without interest, in ten annual installments of $365,000, which commenced on January 1, 2004, following the year the fourth offering closed. Payments on this loan were also made during the offering stage prior to the close of the offering.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


1.     Organizational and General (continued)

     Sales commissions - formation loans (continued)

     The formation loan relating to the fifth offering ($75,000,000) totaled $3,570,000 as of December 31, 2004, which was 7.5% of the limited partners contributions of $47,314,000 through December 31, 2004. An equal annual repayment schedule on this loan, without interest, will commence in the year subsequent to the closing of this offering. Payments on this loan are being made during the offering stage prior to the close of the offering.

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

     The following summarizes formation loan transactions to December 31, 2004 (in thousands):

                                   Initial          Second           Third          Fourth           Fifth
                                  Offering of     Offering of      Offering of    Offering of      Offering of
                                   $15,000         $30,000          $30,000        $50,000          $75,000         Total
                                 ------------    -------------    ------------   -------------    ------------    -----------
     Limited Partner
       contributions              $   14,932      $    29,993      $   29,999     $    49,985      $   47,314      $ 172,223
                                 ============    =============    ============   =============    ============    ===========

     Formation loan made          $    1,075      $     2,272      $    2,218     $     3,777      $    3,570      $  12,912
     Discount on
       imputed interest                 (25)            (303)           (291)           (571)           (748)        (1,938)
                                 ------------    -------------    ------------   -------------    ------------    -----------
     Formation loan
       made, net                       1,050            1,969           1,927           3,206           2,822         10,974
     Repayments to date                (785)          (1,013)           (558)           (495)            (45)        (2,896)
     Early withdrawal
       penalties applied                (75)            (112)            (78)               -               -          (265)
                                 ------------    -------------    ------------   -------------    ------------    -----------
     Formation loan, net
       at December 31, 2004              190              844           1,291           2,711           2,777          7,813
     Unamortized discount
       on imputed interest                25              303             291             571             748          1,938
                                 ------------    -------------    ------------   -------------    ------------    -----------
     Balance,
       December 31, 2004          $      215      $     1,147      $    1,582     $     3,282      $    3,525      $   9,751
                                 ============    =============    ============   =============    ============    ===========

     Percent loaned                     7.2%             7.6%            7.4%            7.6%            7.5%           7.5%

     The formation loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed. An
estimated   amount  of  imputed   interest  is  recorded  for  offerings   still
outstanding. During 2004, 2003 and 2002 amortization expense of $319,000, $195,000 and $154,000, respectively, was recorded related to the discount on imputed interest.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


1.     Organizational and General (continued)

     Syndication costs

     The Partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners' capital and are being allocated to individual partners consistent with the partnership agreement.

     Through December 31, 2004, syndication costs of $2,974,000 had been incurred by the Partnership with the following distribution (in thousands):

              Costs incurred                                   $   2,974
              Early withdrawal penalties applied                   (104)
              Allocated to date                                  (1,775)
                                                              -----------
              December 31, 2004 balance                        $   1,095
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

     Syndication costs attributable to the third offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners. Gross proceeds of the third offering were $29,999,000. Syndication costs totaled $643,000 or 2.1% of contributions.

     Syndication costs attributable to the fourth offering ($50,000,000) were limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners. Gross proceeds of the fourth offering were $49,985,000. Syndication costs totaled $658,000 or 1.3% of contributions.

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. As of December 31, 2004, the fifth offering had incurred syndication costs of $505,000 (1.1% of contributions).

     Term of the partnership

     The Partnership is scheduled to terminate on December 31, 2032, unless sooner terminated as provided in the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


2.     Summary of Significant Accounting Policies

     Basis of presentation

     The Partnership's consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC ("Russian") and Borrette Property Company, LLC ("Borrette"), and its 66%-owned subsidiary, Stockton Street Property Company, LLC ("Stockton"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued as earned.

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

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2004 and 2003, there were no loans categorized as impaired by the Partnership. The average recorded investment in impaired loans was $0 for 2004 and 2003 and $355,000 for 2002.

     At December 31, 2004 and 2003, the Partnership had eleven and sixteen loans past maturity or past due 90 days or more in interest payments totaling $25,013,000 and $27,182,000, respectively. In addition, accrued interest, late charges and advances on these loans totaled $3,202,000 and $3,813,000 at December 31, 2004 and 2003, respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. As presented in Note 11 to the consolidated financial statements, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated for loans outstanding at December 31, 2004 and 2003 was 56.94% and 53.97%, respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

     During 2003, the Partnership restructured three loans into a new loan and restructured two loans into an existing loan, both with lower interest rates. The amount restructured was $15,599,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


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

     The composition of the allowance for loan losses as of December 31, 2004 and 2003 was as follows (in thousands):

                                              2004             2003
                                          ------------     -----------

              Specified loans              $      137       $      49
              General                           2,206           2,600
                                          ------------     -----------

                                           $    2,343       $   2,649
                                          ============     ===========

     Activity in the allowance for loan losses is as follows for the years ended December 31 (in thousands):

                                      2004             2003            2002
                                   ------------     -----------     -----------

   Beginning balance                $    2,649       $   3,021       $   2,247
   Restructured loans                        -               -              11
   Additions charged to income           1,146             782             780
   Transfers                             (500)               -               -
   Write-offs                            (952)         (1,154)            (17)
                                   ------------     -----------     -----------
                                    $    2,343       $   2,649       $   3,021
                                   ============     ===========     ===========

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


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

     Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2004, 2003 and 2002, late fee revenue of $218,000, $201,000 and $114,000, respectively, was recorded. The Partnership has a recorded late fee receivable at December 31, 2004 and 2003 of $180,000 and $193,000, respectively.

     Recently issued accounting pronouncements

     In December 2003, the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 03-03, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer"(SOP 03-3). SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The implementation of SOP 03-03 is not expected to have any significant effect on the Partnership.


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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


3.    Other Partnership Provisions (continued)

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

     Applicant status

     Subscription funds received from purchasers of Partnership units are not admitted to the Partnership until subscription funds are needed to fund a loan, to fund the formation loan, create appropriate reserves, or to pay organizational expense or other proper partnership purposes. During the period prior to the time of admission, which is anticipated to be between 1 - 90 days, purchasers' subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnership's loan portfolio.

     During 2004, 2003 and 2002, interest totaling $20,000,  $37,000 and $1,000, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


3.    Other Partnership Provisions (continued)

     Liquidity, capital withdrawals and early withdrawals (continued)

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


4.    General Partners and Related Parties

     The following are commissions and/or fees, which are paid to the general partners:

     Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. In 2004, 2003 and 2002, loan brokerage commissions paid by the borrowers were $2,443,000, $2,621,000 and $996,000, respectively.

     Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $1,565,000, $1,057,000 and $1,098,000 were incurred for 2004, 2003 and 2002, respectively. The Partnership had a payable to Redwood Mortgage Corp. for servicing fees of $638,000 and $448,000 at December 31, 2004 and 2003, respectively.

     Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees of $630,000, $468,000 and $325,000 were incurred for 2004, 2003 and 2002, respectively.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


4.    General Partners and Related Parties (continued)

     Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     Operating expenses

     Redwood Mortgage Corp., a general partner, is reimbursed by the Partnership for all operating expenses incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2004, 2003 and 2002, operating expenses totaling $307,000, $290,000 and $266,000, respectively, were reimbursed to Redwood Mortgage Corp.

     Contributed capital

     The general partners jointly or severally are to contribute 1/10 of 1% of limited partners' contributions in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2004 and 2003, Gymno Corporation, a general partner, had capital in accordance with
Section 4.02(a) of the Partnership Agreement.


5.    Real Estate Held for Sale

     The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at December 31 (in thousands):

                                                  2004             2003
                                              ------------     -----------

     Costs of properties                       $   10,793       $   4,479
     Reduction in value                           (1,000)           (500)
                                              ------------     -----------

       Real estate held for sale, net          $    9,793       $   3,979
                                              ============     ===========

     In December, 2004, the Partnership acquired land through a deed in lieu of foreclosure. At this date the Partnership's investment totaled $4,377,000 including accrued interest and advances. Management believes that the full value of this investment will be recovered from eventual sale of the property based upon its current estimate of the property's fair value.

     In September, 2004, the Partnership acquired a single family residence through a foreclosure sale. At the time the Partnership took ownership of the property, the Partnership's investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The Partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. Management has transferred $500,000 from the allowance for loan losses as a reserve to cover potential losses for this property, based upon management's estimate of the fair value of the property.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


5.    Real Estate Held for Sale (continued)

     During 2002, the Partnership contributed its interests in two foreclosed real properties into two limited liability companies ("LLCs").

     Russian

     During 2002, a single-family residence that secured a Partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian was formed by the Partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the Partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. At December 31, 2004 and 2003, the Partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

     Stockton

     During 2002, six condominium units that secured a Partnership loan totaling $2,163,000, including accrued interest and advances, were transferred via a statutory warranty deed to a new entity named Stockton Street Property Company, LLC ("Stockton"). In addition, senior debt was assumed by Stockton on the property in the amount of $1,789,000 (see Note 7). Stockton was formed by the Partnership and an affiliate to complete development and sales of the condominium units. The Partnership is co-manager of Stockton along with the other member and is to receive 66% of the profits or losses. The assets, liabilities and operating results of Stockton have been consolidated into the accompanying consolidated financial statements of the Partnership. Development costs were capitalized during construction; thus, there was no income or expense recognized by Stockton during a portion of 2003. As of December 31, 2003, advances of approximately $132,000 were made for construction and other related development costs and $48,000 of interest expense was capitalized, respectively. As of December 31, 2003, the property had been sold and a net loss of $127,000 was incurred, of which $42,000 was allocated to the minority interest.


6.    Bank Line of Credit

     The Partnership has a $42,000,000 bank line of credit through November 25, 2005, with borrowings at prime and secured by its loan portfolio. The outstanding balances were $16,000,000 and $22,000,000 at December 31, 2004 and 2003, respectively. The interest rate was 5.00% at December 31, 2004 and 4.00% at December 31, 2003. The line of credit requires the Partnership to comply with certain financial covenants. The Partnership was in compliance with these covenants at December 31, 2004 and 2003.


7.    Note Payable

     During 2002, the Partnership assumed a bank loan of $1,789,000 in connection with the foreclosure on a property (see Note 5). The loan was secured by the property and bore interest at 5.68%. As of December 31, 2003, this loan has been paid in full upon the sale of the related property.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


 8.   Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the consolidated financial statements to the tax basis of Partnership capital (in thousands):

                                                 2004              2003
                                            -------------     -------------

  Partners' capital per consolidated
   financial statements                      $   183,531       $   138,772
  Non-allocated syndication costs                  1,095               884
  Allowance for loan losses and
   real estate held for sale                       3,343             3,149
  Formation loans receivable                       9,751             7,550
                                            -------------     -------------

  Partners' capital - tax basis              $   197,720       $   150,355
                                            =============     =============

     In 2004 and 2003, approximately 46% and 47%, respectively, of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).


 9.   Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans carrying value was $171,745,000 and $147,174,000 at December 31, 2004 and 2003, respectively. The fair value of these loans of $173,067,000 and $148,552,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


 10.  Non-cash Transactions

     During 2004, the Partnership foreclosed on, or acquired property through deeds in lieu of foreclosure, four properties (see Note 5), which resulted in an increase in real estate held for sale and allowance for real estate held for sale of $6,315,000 and $500,000, respectively and a decrease in loans receivable, accrued interest, advances and allowance for loan losses of $4,422,000, $1,840,000, $53,000 and $500,000, respectively.

     During 2003, the Partnership restructured three loans that resulted in an increase to secured loans receivable of $2,989,000 and a decrease to accrued interest and advances of $2,626,000 and $363,000, respectively.

     During 2003, a previously secured loan became unsecured which resulted in a decrease to secured loans receivable of $34,000 and an increase to unsecured loans of $34,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


11.   Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2004 and 2003, there were 75 and 81 secured loans outstanding, respectively, with the following characteristics (dollars in thousands):

                                                                                   2004             2003
                                                                               -------------    -------------

          Number of secured loans outstanding                                            75               81
          Total secured loans outstanding                                       $   171,745      $   147,174

          Average secured loan outstanding                                      $     2,289      $     1,817
          Average secured loan as percent of total secured loans                      1.33%            1.23%
          Average secured loan as percent of partners' capital                        1.25%            1.31%

          Largest secured loan outstanding                                      $    12,045      $    16,010
          Largest secured loan as percent of total secured loans                      7.01%           10.88%
          Largest secured loan as percent of partners' capital                        6.56%           11.54%
          Largest secured loan as a percent of total assets                           6.00%            9.84%

          Number of counties where security
             is located (all California)                                                 17               20

          Largest percentage of secured loans
             in one county                                                           20.48%           26.47%

          Average secured loan to appraised value
             of security based on appraised values and
             prior liens at time loan was consummated                                56.94%           53.97%

          Number of secured loans in foreclosure status                                   6                3
          Amount of secured loans in foreclosure                                $    14,682      $     2,931

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


11.   Asset Concentrations and Characteristics (continued)

     The following secured loan categories were held at December 31, 2004 and 2003 (in thousands):

                                                                        2004             2003
                                                                    -------------    ------------

         First trust deeds                                           $   115,082      $   84,437
         Second trust deeds                                               50,282          61,247
         Third trust deeds                                                 6,381           1,490
                                                                    -------------    ------------
                Total loans                                              171,745         147,174
         Prior liens due other lenders at time of loan                    99,140         116,870
                                                                    -------------    ------------

                Total debt                                           $   270,885      $  264,044
                                                                    =============    ============

          Appraised property value at time of loan                   $   475,710      $  489,219

                Total secured loans as a percent of appraisals            56.94%          53.97%

          Secured loans by type of property
            Owner occupied homes                                     $     9,234      $   13,656
            Non-owner occupied homes                                      75,125          52,975
            Apartments                                                    30,981          22,649
            Commercial                                                    54,670          52,502
            Land                                                           1,735           5,392
                                                                    -------------    ------------

                                                                     $   171,745      $  147,174
                                                                    =============    ============

     The interest rates on the loans range from 8.50% to 13.25% at December 31, 2004 and 7.50% to 18.00% at December 31, 2003.

     Scheduled maturity dates of secured loans as of December 31, 2004 are as follows (in thousands):

                     Year Ending December 31,
                  ------------------------------

                              2005                         $    68,761
                              2006                              68,829
                              2007                              21,185
                              2008                               3,629
                              2009                               8,844
                           Thereafter                              497
                                                          -------------
                                                           $   171,745
                                                          =============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


11.   Asset Concentrations and Characteristics (continued)

     The scheduled maturities for 2005 include six loans totaling $8,047,000, and representing 4.69% of the portfolio, which are past maturity at December 31, 2004. Interest payments on three of these loans were delinquent and are included in the total of loans 90 days or more delinquent presented in Note 2. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, to take advantage of lower interest rates. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these six past maturity loans, the Partnership has begun foreclosure proceedings by filing a notice of default, on four with aggregate principal balances totaling $7,439,000.

     Cash deposits at December 31, 2004 exceeded FDIC insurance limits (up to $100,000 per bank) by approximately $10,744,000.


12.   Commitments and Contingencies

     Construction / rehabilitation loans

     The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At December 31, 2004, there were $18,166,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

     Workout agreements

     The Partnership has negotiated various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2004. There are eight loans totaling $8,415,000 in workout agreements as of December 31, 2004.

     Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


13.   Selected Financial Information (Unaudited)

                                                                         Calendar Quarter
                                                      (in thousands, except for per limited partner amounts)
                                                      ------------------------------------------------------
                                                         First         Second         Third         Fourth         Annual
                                                      ----------     ----------    ----------     ----------     ----------
       Revenues
          2004                                         $  3,850       $  3,785      $  4,504       $  4,994       $ 17,133
          2003                                         $  2,789       $  3,072      $  3,225       $  3,872       $ 12,958

       Expenses
          2004                                         $  1,117       $    907      $  1,418       $  1,559       $  5,001
          2003                                         $    659       $    711      $    722       $  1,272       $  3,364

       Net income allocated to general partners
          2004                                         $     27       $     29      $     31       $     34       $    121
          2003                                         $     21       $     24      $     25       $     26       $     96


       Net income allocated to limited partners
          2004                                         $  2,706       $  2,849      $  3,055       $  3,401       $ 12,011
          2003                                         $  2,109       $  2,337      $  2,478       $  2,574       $  9,498


       Net income per $1,000 invested
          where income is
            Reinvested and compounded
              2004                                     $     18       $     18      $     18       $     18       $     72
              2003                                     $     20       $     19      $     18       $     21       $     78


            Withdrawn
              2004                                     $     18       $     17      $     17       $     18       $     70
              2003                                     $     20       $     19      $     18       $     18       $     75

14.   Subsequent Events

     Subsequent to December 31, 2004 and through February 11, 2005, the Partnership had received $5,091,000 of new investor money for the current offering and had admitted $3,668,000 of partners in applicant status into the Partnership. The admitted amount includes $424,000 that awaited admission at December 31, 2004.

     Subsequent to December 31, 2004 and through February 11, 2005, the Partnership had foreclosed and acquired one property. As of December 31, 2004, the Partnership's investment in the loan totaled $1,336,000.

     Due to a calendaring oversight, the Partnership did not timely renew its permit with the California Department of Corporations ("DOC"). Upon discovery of this oversight, the Partnership applied for and received from the DOC a new permit allowing the Partnership to continue sales in California. To correct the $16,370,000 in sales that occurred without a permit from the DOC in place, the Partnership offered to repurchase the Units sold during this period. Upon expiration of the offer in March 2005, $74,000 was repurchased by the Partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                 Schedule II - Valuation and Qualifying Accounts
                                December 31, 2004
                                 (in thousands)


                                                                  Col. C - Additions
                                                Col B.       --------------------------------                            Col E.
                                              Balance at       Charged to         Charged                                Balance
                 Col A.                       Beginning        Costs and          to Other             Col. D            at End
              Description                     of Period         Expenses          Accounts           Deductions         of Period
----------------------------------------    --------------   --------------    --------------     ---------------     ------------

Year Ended December 31, 2002

Deducted from asset accounts

Allowance for loan losses                    $      2,247     $        780      $         11 (a)   $        (17) (b)   $    3,021

Cumulative write-down of
  real estate held for sale (REO)                       -              500                 -                   -              500
                                            --------------   --------------    --------------     ---------------     ------------
                                             $      2,247     $      1,280      $         11       $        (17) (b)   $    3,521
                                            ==============   ==============    ==============     ===============     ============

Year Ended December 31, 2003

Deducted from asset accounts

Allowance for loan losses                    $      3,021     $        782      $          -       $     (1,154) (b)   $    2,649

Cumulative write-down of
  real estate held for sale (REO)                     500                -                 -                   -              500
                                            --------------   --------------    --------------     ---------------     ------------
                                             $      3,521     $        782      $          -       $     (1,154) (b)   $    3,149
                                            ==============   ==============    ==============     ===============     ============

Year Ended December 31, 2004

Deducted from asset accounts

Allowance for loan losses                    $      2,649     $      1,146      $      (500)       $       (952) (b)   $    2,343
Cumulative write-down of
  real estate held for sale (REO)                     500                -               500                   -            1,000
                                            --------------   --------------    --------------     ---------------     ------------
                                             $      3,149     $      1,146      $          -       $       (952) (b)   $    3,343
                                            ==============   ==============    ==============     ===============     ============



(a) - Represents restructuring of loans.

(b) - Represents write-offs of loans.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Schedule IV - Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                 (in thousands)


                                                                                          Col. H
                                                                                        Principal
                                                               Col. F                     Amount
                                                                Face         Col. G      of Loans
                        Col. C      Col. D                    Amount of     Carrying    Subject to   Col. I      Col. J
            Col. B      Final      Periodic       Col. E      Mortgage      Amount of   Delinquent    Type     California
Col. A     Interest    Maturity    Payment        Prior       Original      Mortgage     Principal     of      Geographic
Descrip.     Rate        Date       Terms         Liens        Amount      Investment   or Interest   Lien      Location
------------------------------------------------------------------------------------------------------------------------------

Comm.       11.75%     12/01/09    $      3     $      -     $     148     $     128    $      -     1st         Yuba
Res.        12.00%     05/01/03          12            -         1,210         1,210       1,210     1st         Marin
Apts.       12.50%     11/15/02           4           47            39           292         292     2nd         Contra Costa
Comm.       11.50%     02/01/05           4          493           400           395           -     2nd         San Francisco
Apts.       12.00%     07/01/06          40            -         4,000         7,057       7,057     1st         San Francisco
Comm.       12.00%     05/01/07           8        2,916           799           788         788     2nd         Santa Clara
Res.        12.00%     05/01/03          13            -         1,325         1,325       1,325     1st         Marin
Res.        13.25%     01/01/04          20            -         3,515         1,304       1,304     1st         Napa
Comm.       11.50%     08/01/06           3            -           350           271           -     1st         San Mateo
Land         9.50%     07/01/05           8            -           987           987           -     1st         Santa Clara
Res.        10.00%     12/01/02           3            -           318           316         316     1st         San Mateo
Comm.        7.50%     02/28/07           5            -           770           770           -     1st         Santa Clara
Comm.        7.50%     02/28/07           2            -           320           320           -     1st         Alameda
Comm.       13.00%     06/01/05          41        8,100         4,550         6,020       6,020     2nd         Santa Clara
Comm.       10.50%     08/01/04          31            -         3,600         3,600       3,600     1st         Santa Clara
Res.        10.25%     06/01/06           4        1,647           263           215           -     2nd         Santa Clara
Res.        10.50%     09/01/07           2        1,468           805           520           -     3rd         Santa Clara
Res.        11.50%     09/01/05          12            -         1,300         1,299           -     1st         Alameda
Res.        10.50%     09/01/05           2          710           269           269           -     2nd         San Mateo
Res.        10.50%     10/01/05          16            -         1,781         1,781       1,781     1st         San Mateo
Comm.       10.50%     10/01/07           4            -           441           435           -     1st         San Mateo
Comm.       11.25%     12/01/07           9          718           900           892           -     1st & 3rd   El Dorado
Res.        10.00%     11/01/05          11          500         1,320         1,320       1,320     2nd         Napa
Comm.       10.00%     01/01/08          13            -         1,500         1,500           -     1st         River Side
Comm.       10.00%     12/31/04          87            -        10,440        10,440           -     1st         San Francisco
Res.        11.50%     12/01/05          41            -         7,700         8,364           -     1st         San Mateo
Comm.       10.00%     04/01/05          47            -         5,293         6,236           -     1st         Los Angeles
Apts.       10.00%     06/01/05          16        2,147         1,950         1,549           -     2nd         Contra Costa
Apts.       13.00%     01/02/06          29       14,800         2,660         2,660           -     2nd         Santa Clara
Comm.       12.00%     07/01/06          25            -         2,500         2,500           -     1st         Sacramento
Res.        11.00%     07/01/05           9            -         6,074         3,610           -     1st         Fresno
Comm.       11.00%     07/01/06          33            -         3,570         3,570           -     1st         Alameda
Apts.        9.50%     01/01/09           4            -           413           409           -     1st         San Joaquin
Comm.        9.50%     12/01/05          22            -         2,750         2,750           -     1st         San Francisco
Res.         9.25%     12/01/08           1          376           130           129           -     2nd         Santa Clara
Apts.        9.50%     11/01/05          29        3,115         3,650         3,650           -     2nd         River Side
Comm.        9.00%     01/01/06          25            -         3,375         3,375           -     1st         San Joaquin
Res.        10.00%     12/25/05         133        5,577        16,010        12,045           -     2nd         Alameda
Res.         8.50%     01/01/06           8            -         1,070         1,062           -     1st         Placer
Comm.        9.50%     01/01/06          13            -         1,610         1,610           -     1st         Alameda

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Schedule IV - Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                 (in thousands)


                                                                                          Col. H
                                                                                         Principal
                                                                Col. F                     Amount
                                                                 Face         Col. G      of Loans
                        Col. C       Col. D                    Amount of     Carrying    Subject to   Col. I     Col. J
            Col. B      Final       Periodic       Col. E      Mortgage      Amount of   Delinquent    Type    California
Col. A     Interest    Maturity     Payment        Prior       Original      Mortgage     Principal     of     Geographic
Descrip.     Rate        Date        Terms         Liens        Amount      Investment   or Interest   Lien     Location
------------------------------------------------------------------------------------------------------------------------------
Res.         8.50%     10/01/10           4          190           500           497           -       2nd       Alameda
Res.        10.00%     01/25/06           6       22,354         8,245         4,868           -       3rd       San Mateo
Apts.       10.00%     03/10/07          43            -         5,200         5,200           -       1st       Santa Clara
Res.         8.50%     04/01/06           6        1,655           800           800           -       2nd       San Francisco
Res.         9.00%     05/01/09           3        2,400           335           335           -       2nd       San Francisco
Res.         9.25%     04/01/06           9            -         1,180         1,180           -       1st       San Francisco
Apts.        9.25%     06/01/06           5            -           666           666           -       1st       San Francisco
Res.         9.25%     05/01/09           9          735         1,085         1,081           -       2nd       San Mateo
Comm.        9.50%     05/01/09           3          242           375           374           -       2nd       San Francisco
Res.         9.25%     06/01/09           3            -           403           403           -       1st       Contra Costa
Apts.        9.25%     06/01/06           7            -           881           881           -       1st       San Francisco
Res.         8.50%     06/01/09           -          313            50            50           -       2nd       San Mateo
Apts.        9.25%     06/01/06           7            -           875           875           -       1st       San Francisco
Res.         9.25%     06/01/09           2            -           188           187           -       1st       San Joaquin
Res.        10.75%     07/01/06          20            -         8,400         2,172           -       1st       San Francisco
Comm.        9.00%     06/01/09           4        2,850           500           498           -       2nd       Santa Clara
Comm.       10.00%     06/01/07          39            -         4,650         4,650           -       1st       Marin
Land         9.00%     07/01/09           6            -           750           748           -       1st       Lake
Res.         9.25%     07/01/09           6          716           690           689           -       2nd       San Mateo
Res.         8.75%     01/01/06          78            -        15,615         6,344           -       1st       Alameda
Res.        10.50%     07/01/06          14            -         2,400         1,600           -       1st       San Diego
Comm.        9.00%     08/01/09           2          785           300           299           -       2nd       Marin
Comm.        9.00%     08/01/09          15            -         2,000         1,600           -       1st       San Francisco
Comm.        9.50%     08/01/09          16            -         1,947         1,943           -       1st       Alameda
Res.         9.25%     10/01/07           3          764           385           385           -       2nd       San Francisco
Res.         8.75%     09/01/06          86            -        11,684        11,506           -       1st       Contra Costa
Res.        10.00%     09/01/06          37       11,685         7,821         4,382           -       2nd       Contra Costa
Res.         9.25%     10/01/06          83        1,389        10,540        10,471           -       2nd       Sacramento
Res.         9.00%     11/01/08          15            -         2,000         2,000           -       1st       Marin
Apts.        8.75%     01/01/07          50            -         6,900         6,900           -       1st       Contra Costa
Apts.       10.00%     01/01/07           2        6,900         1,890           324           -       2nd       Contra Costa
Comm.       11.00%     05/01/09           1          612           100           100           -       3rd       San Francisco
Apts.       11.00%     06/01/06           1          881           641           143           -       2nd       San Francisco
Apts.       11.00%     06/01/06           2          875           908           375           -       2nd       San Francisco
Res.        11.00%     04/01/06           -        1,180           425           246           -       2nd       San Francisco
                                  ---------------------------------------------------------------
   Total                           $  1,379     $ 99,140     $ 201,434     $ 171,745    $ 25,013
                                  ===============================================================


Note: Most loans have balloon payments due at maturity

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Schedule IV - Mortgage Loans on Real Estate
                   Rule 12-29 Loans on Real Estate (continued)
                                 (in thousands)


     Reconciliation of carrying amount (cost) of loans at close of periods

                                                                   Year ended December 31,
                                                       ------------------------------------------------

                                                           2004             2003              2002
                                                       --------------   --------------    -------------
      Balance at beginning of year                      $    147,174     $     83,650      $    82,790

      Additions during period
         New loans                                            81,579           96,820           32,601
         Other                                                     -            2,989            1,060
                                                       --------------   --------------    -------------
           Total additions                                    81,579           99,809           33,661
                                                       --------------   --------------    -------------

      Deductions during period
         Collections of principal                             52,359           35,097           26,083
         Foreclosures                                          4,422                -            5,986
         Cost of loans sold                                        -                -                -
         Amortization of premium                                   -                -                -
         Other                                                   227            1,188              732
                                                       --------------   --------------    -------------
           Total deductions                                   57,008           36,285           32,801
                                                       --------------   --------------    -------------

      Balance at close of year                          $    171,745     $    147,174      $    83,650
                                                       ==============   ==============    =============

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the partnership's independent public accountants during the years ended December 31, 2004 and 2003.


Item 9a. - Controls and Procedures

     The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership's disclosure controls and procedures were effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

     There were no significant changes in the partnership's internal control over financial reporting during the partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the partnership's internal control over financial reporting.


Item 9b. - Other Information

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

     The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 48, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the prospectus.

    Entity Receiving Compensation             Description of Compensation and Services Rendered              Amount
    ------------------------------------------------------------------------------------------------------------------
    I. Redwood Mortgage Corp.               Mortgage Servicing Fee for servicing loans.....................$1,565,000
          (General Partner)

    General Partners &/or Affiliates        Asset Management Fee for managing assets.........................$630,000

    General Partners                        1% interest in profits...........................................$121,000
                                            Less allocation of syndication costs...............................$2,000
                                                                                                       ---------------
                                                                                                             $119,000
    General Partners &/or Affiliates        Portion of early withdrawal penalties applied to
                                            reduce Formation Loan.............................................$61,000


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2004 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

    Redwood Mortgage Corp.                Mortgage Brokerage Commissions for services in
                                          connection with the review, selection, evaluation,
                                          negotiation, and extension of the loans paid by the
                                          borrowers and not by the partnership.............................$2,443,000

    Redwood Mortgage Corp.                Processing and Escrow Fees for services in borrowers
                                          connection with notary, document preparation, credit
                                          investigation, and escrow fees payable by the
                                          and not by the partnership..........................................$35,000

    Gymno Corporation                     Reconveyance Fee....................................................$24,429


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2004 . . .
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $307,000

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


Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the partnership by the principal accountant for 2004 and 2003 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2004 and 2003 for professional services rendered for the audit of the partnership's annual financial statements included in the partnership's Annual Report on Form 10-K, review of financial statements included in the partnership's Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $161,839 and $101,302, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2004 and 2003 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2004 and 2003, were $9,027 and $5,487, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2004 and 2003.

     All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

                                     Part IV


Item 15 - Exhibits, Financial Statements and Schedules

A.  Documents filed as part of this report are incorporated:

    1.  In Part II, Item 8 under A - Consolidated Financial Statements.

    2. The Consolidated Financial Statement Schedules are listed in Part II - Item 8 under B - Consolidated Financial Statement Schedules.

    3.  Exhibits.

    Exhibit No.     Description of Exhibits
   -------------   ----------------------------------------------------------

       3.1          Limited Partnership Agreement
       3.2          Form of Certificate of Limited Partnership Interest
       3.3          Certificate of Limited Partnership
       10.1         Escrow Agreement
       10.2         Servicing Agreement
       10.3     (a) Form of Note secured by Deed of Trust for Construction
                     Loans, which provides for principal and interest payments.
                (b) Form of Note secured by Deed of Trust for Commercial and
                     Multi-Family loans which provides for principal and interest payments
                (c) Form of Note secured by Deed of Trust for Commercial and
                     Multi-Family loans which provides for interest only payments
                (d) Form of Note secured by Deed of Trust for Single Family
                     Residential Loans, which provides for interest and principal payments.
                (e) Form of Note secured by Deed of Trust for Single Family
                     Residential loans, which provides for interest only payments.
       10.4     (a) Deed of Trust, Assignment of Leases and Rents, Security
                     Agreement and Fixture Filing to accompany Exhibits 10.3(a), and (c).
                (b) Deed of Trust, Assignment of Leases and Rents, Security
                     Agreement and Fixture Filing to accompany Exhibit 10.3 (b).
                (c) Deed of Trust, Assignment of Leases and Rents, Security
                     Agreement and Fixture Filing to accompany Exhibit 10.3 (c).
       10.5         Promissory Note for Formation Loan
       10.6         Agreement to Seek a Lender
       31.1         Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2         Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.3         Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1         Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2         Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.3         Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     All of the above exhibits, other than exhibit 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, were previously filed as the exhibits to Registrant's Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein).

B.  See A (3) above.

C. See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated October 7, 2003, supplement No. 3 dated February 11, 2005 (post effective amendment No. 4 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2005.


REDWOOD MORTGAGE INVESTORS VIII


          By: /S/ Michael R. Burwell
          ---------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ------------------------------------------
                  Michael R. Burwell, President, Secretary,
                  and Principal Financial Officer



By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2005.


       Signature                      Title                         Date



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell               General Partner                March 31, 2005



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell        President of Gymno Corporation,       March 31, 2005
                          (Principal Executive Officer);
                          Director of Gymno Corporation
                           Secretary/Treasurer of Gymno
                         Corporation (Principal Financial
                            and Accounting Officer);




/S/ Michael R. Burwell
-----------------------
Michael R. Burwell        President, Secretary/Treasurer of     March 31, 2005
                          Redwood Mortgage Corp. (Principal
                           Financial and Accounting Officer);
                          Director of Redwood Mortgage Corp.

                                                                    Exhibit 31.1


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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's annual control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 31, 2005

                                                                    Exhibit 31.2



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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's annual control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2005

                                                                    Exhibit 31.3



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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

     (c) disclosed in this report any change in the Registrant's annual control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 31, 2005

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 31, 2005

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
----------------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2005

                                                                    Exhibit 32.3




                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Redwood Mortgage Corporation, General Partner, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 31, 2005