Form 10-Q
period 2005-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2005-05-16
CIK 889123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

Yes            XX             No
          --------------             --------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No          XX
          --------------             --------------

Part I - Item 1.   Financial Statements

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 and DECEMBER 31, 2004 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                                 March 31,         December 31,
                                                                                    2005               2004
                                                                              ---------------    ---------------
  Cash and cash equivalents                                                    $      21,448      $      16,301
                                                                              ---------------    ---------------

  Loans
    Loans, secured by deeds of trust                                                 152,612            171,745
    Loans, unsecured                                                                      34                 34
    Allowance for loan losses                                                        (2,434)            (2,343)
                                                                              ---------------    ---------------
         Net loans                                                                   150,212            169,436
                                                                              ---------------    ---------------

  Interest and other receivables
    Accrued interest and late fees                                                     4,699              4,895
    Advances on loans                                                                     78                131
                                                                              ---------------    ---------------
                                                                                       4,777              5,026
                                                                              ---------------    ---------------

  Loan origination fees, net                                                              45                 62
  Real estate held for sale, net of allowance of $1,000                               20,366              9,793
  Prepaid expenses                                                                        18                  -
  Due from affiliates                                                                  2,007                  -
                                                                              ---------------    ---------------

         Total assets                                                          $     198,873      $     200,618
                                                                              ===============    ===============

                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
      Line of credit                                                           $           -      $      16,000
      Accounts payable                                                                     9                 25
      Payable to affiliate                                                               653                638
                                                                              ---------------    ---------------
         Total liabilities                                                               662             16,663
                                                                              ---------------    ---------------

  Minority interest                                                                    2,901                  -
                                                                              ---------------    ---------------
  Investors in applicant status                                                          966                424
                                                                              ---------------    ---------------

  Partners' capital
      Limited partners' capital, subject to redemption net of unallocated syndication costs of $1,143 and $1,084 for March 31, 2005 and December
        31, 2004, respectively; and formation loan receivable of $10,192 and
        $9,751 for March 31, 2005 and December 31, 2004, respectively                194,173            183,368

      General partners' capital, net of unallocated syndication costs of
        $12 and $11 for March 31, 2005 and December 31, 2004, respectively               171                163
                                                                              ---------------    ---------------

         Total partners' capital                                                     194,344            183,531
                                                                              ---------------    ---------------

         Total liabilities and partners' capital                               $     198,873      $     200,618
                                                                              ===============    ===============

     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -----------------------------

                                                                        2005             2004
                                                                    -------------    ------------
           Revenues
             Interest on loans                                       $     4,103      $    3,733
             Interest-bank                                                    35               4
             Late fees                                                        35              53
             Gain on sale of real estate held for sale                       183               -
             Imputed interest on Formation Loan                              100              57
             Other                                                            69               3
                                                                    -------------    ------------
                                                                           4,525           3,850
                                                                    -------------    ------------
           Expenses
             Mortgage servicing fees                                         388             353
             Interest expense                                                 36             106
             Amortization of loan origination fees                            20              12
             Provisions for losses on loans and real estate                   91             282
             Asset management fees                                           184             141
             Clerical costs through Redwood Mortgage Corp.                    78              75
             Professional services                                            48              55
             Amortization of discount on imputed interest                    100              57
             Other                                                            36              36
                                                                    -------------    ------------
                                                                             981           1,117
                                                                    -------------    ------------
                  Net income                                         $     3,544      $    2,733
                                                                    =============    ============

           Net income:  general partners (1%)                        $        35      $       27
                        limited partners (99%)                             3,509           2,706
                                                                    -------------    ------------
                                                                     $     3,544      $    2,733
                                                                    =============    ============
           Net income per $1,000 invested by limited
               partners for entire period

             -where income is compounded and retained                $        17      $       18
                                                                    =============    ============

             -where partner receives income in monthly
                  distributions                                      $        17      $       18
                                                                    =============    ============


     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (unaudited)
                                 (in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            ----------------------------

                                                                                2005           2004
                                                                            -------------  -------------
         Cash flows from operating activities
           Net income                                                        $     3,544    $     2,733
           Adjustments to reconcile net income to net cash
            provided by (used in) operating activities
              Imputed interest income                                              (100)           (57)
              Amortization of discount                                               100             57
              Amortization of loan origination fees                                   20             12
              Provision for loan and real estate losses                               91            282
              Gain on sale of real estate                                          (183)              -
              Change in operating assets and liabilities
                Accrued interest and late fees                                     (286)          (653)
                Advances on loans                                                    (9)           (32)
                Loan origination fees                                                  3              -
                Due from affiliates                                              (2,007)              -
                Accounts payable                                                    (16)          (214)
                Payable to affiliate                                                  15             36
                Prepaid expenses                                                    (18)              -
                                                                            -------------  -------------

         Net cash provided by (used in) operating activities                       1,154          2,164
                                                                            -------------  -------------

         Cash flows from investing activities
           Loans originated                                                     (23,831)       (12,859)
           Principal collected on loans                                           34,603         21,695
           Payments for development of real estate                                  (36)              -
           Proceeds from disposition of real estate                                1,448              -
                                                                            -------------  -------------
         Net cash provided by investing activities                                12,184          8,836
                                                                            -------------  -------------

         Cash flows from financing activities
           Repayments on line of credit, net                                    (16,000)       (20,000)
           Contributions by partner applicants                                    10,155          8,283
           Partners' withdrawals                                                 (1,779)        (1,627)
           Syndication costs paid                                                  (118)          (124)
           Formation loan lending                                                  (748)          (570)
           Formation loan collections                                                299            204
                                                                            -------------  -------------

         Net cash used in financing activities                                   (8,191)       (13,834)
                                                                            -------------  -------------

         Net increase/(decrease) in cash and cash equivalents                      5,147        (2,834)

         Cash and cash equivalents - beginning of year                            16,301          8,921
                                                                            -------------  -------------

         Cash and cash equivalents - end of period                                21,448          6,087
                                                                            =============  =============

         Supplemental disclosures of cash flow information
             Cash paid for interest                                          $        36    $       106
                                                                            =============  =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

     The following summarizes Formation Loan transactions to March 31, 2005 (in thousands):

                                  1st            2nd             3rd            4th            5th            Total
                              ------------    -----------    ------------    -----------    -----------    ------------

Limited partner
  contributions                $   14,932      $  29,993      $   29,999      $  49,985      $  57,447      $  182,356
                              ============    ===========    ============    ===========    ===========    ============

Formation loan made            $    1,075      $   2,272      $    2,218      $   3,777      $   4,318      $   13,660
Discount on imputed
  interest                           (19)          (270)           (272)          (524)          (716)         (1,801)
                              ------------    -----------    ------------    -----------    -----------    ------------

Formation loan made, net            1,056          2,002           1,946          3,253          3,602          11,859
Repayments to date                  (811)        (1,061)           (606)          (583)          (134)         (3,195)
Early withdrawal
  penalties applied                  (76)          (114)            (80)            (3)              -           (273)
                              ------------    -----------    ------------    -----------    -----------    ------------

Formation loan, net
  at March 31, 2005                   169            827           1,260          2,667          3,468           8,391
Unamortized discount
  on imputed interest                  19            270             272            524            716           1,801
                              ------------    -----------    ------------    -----------    -----------    ------------

Balance
  March 31, 2005               $      188      $   1,097      $    1,532      $   3,191      $   4,184      $   10,192
                              ============    ===========    ============    ===========    ===========    ============

Percent loaned                       7.2%           7.6%            7.4%           7.6%           7.5%            7.5%
                              ============    ===========    ============    ===========    ===========    ============

     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings' close. An estimated amount of imputed interest is recorded for the offerings still outstanding. During the three month periods ended March 31, 2005 and 2004, amortization expense of $100,000 and $57,000, respectively, was recorded related to the discount on the imputed interest.

Syndication costs

     The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 1 - GENERAL (continued)

Syndication costs (continued)

     Through March 31, 2005, syndication costs of $3,092,000 had been incurred by the partnership with the following distribution (in thousands):

         Costs incurred                                    $     3,092
         Early withdrawal penalties applied                      (106)
         Allocated to date                                     (1,831)
                                                          -------------
         March 31, 2005 balance                            $     1,155
                                                          =============

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. As of March 31, 2005, the fifth offering had incurred syndication costs of $623,000 (1.08% of contributions).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The partnership's consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC ("Russian") and Borrette Property Company, LLC ("Borrette"), its 72%-owned subsidiary, Larkin Property Company, LLC ("Larkin") and its 66%-owned subsidiary, Stockton Street Property Company, LLC ("Stockton"). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

     Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Loans secured by deeds of trust

     At March 31, 2005 and December 31, 2004, the partnership had ten and eight loans, past due 90 days or more in interest payments ("90 day Past Due Loans") totaling $17,098,000 and $23,101,000, respectively. Included in the 90 day Past Due Loans are four loans and three loans totaling $6,451,000 and $6,135,000 at March 31, 2005 and December 31, 2004, respectively, which are past maturity (see
Note 8). A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. Additionally, at March 31, 2005 and December 31, 2004, the Partnership had two loans and three loans past maturity with outstanding principal balances of $10,834,000 and $1,912,000, for a combined total of twelve loans and eleven loans during each period past due 90 days or more in interest payments, and/or past maturity totaling $27,932,000 and $25,013,000. These delinquent and/or past maturity loans also had accrued interest, advances and late charges due as of March 31, 2005 and December 31, 2004 of $3,019,000 and $3,202,000, respectively. The partnership does not consider the six past maturity loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At March 31, 2005 and December 31, 2004, loans categorized as impaired by the partnership were $0.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

     The composition of the allowance for loan losses as of March 31, 2005 and December 31, 2004 was as follows (in thousands):

                                             March 31,         December 31,
                                               2005                2004
                                          ---------------     --------------
  Impaired loans                           $           -       $          -
  Specified loans                                    137                137
  General                                          2,297              2,206
  Unsecured loans                                      -                  -
                                          ---------------     --------------
                                           $       2,434       $      2,343
                                          ===============     ==============

     Activity in the allowance for loan losses is as follows for the three months through March 31, 2005 and for the year ended December 31, 2004 (in thousands):

                                             March 31,          December 31,
                                               2005                2004
                                          ---------------     --------------
  Beginning balance                        $       2,343       $      2,649
  Additions charged to income                         91              1,146
  Write-offs                                           -              (952)
  Transferred to real estate held for
    sale reserve                                       -              (500)
                                          ---------------     --------------
                                           $       2,434       $      2,343
                                          ===============     ==============

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 4 - REAL ESTATE HELD FOR SALE

     During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian is wholly owned by the partnership. Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. As of March 31, 2005 and December 31, 2004, the partnership had advanced approximately $150,000 and $150,000, respectively, to Russian for sales and maintenance costs. At March 31, 2005 and December 31, 2004, the partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

     In September, 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership's investment totaled $1,937,000 including accrued interest and advances. The borrower began a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. As of March 31, 2005, the partnership has capitalized approximately $9,000 in costs related to this property. Management has established a reserve of $500,000 to cover potential losses for this property, based upon management's estimate of the fair value of the property.

     In December, 2004, the partnership acquired an undeveloped parcel of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of March 31, 2005 the partnership's investment in this property totaled $4,386,000, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property. This property is jointly owned by two other affiliated partnerships.

     In February, 2005, the partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the partnership took ownership of the property, the partnership's investment, together with three other affiliate partnerships, totaled $10,555,000 including accrued interest and advances. The partnership intends to undertake additional improvements to the property. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover the entire partnership investment. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Property Company, LLC ("Larkin"). The partnership owns 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%.

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of March 31, 2005 and December 31, 2004:

                                                March 31,         December 31,
                                                  2005               2004
                                             ---------------    --------------
     Cost of properties                       $  21,366,000      $ 10,793,000
     Reduction in value                         (1,000,000)       (1,000,000)
                                             ---------------    --------------
     Real estate held for sale, net           $  20,366,000      $  9,793,000
                                             ===============    ==============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 5 - BANK LINE OF CREDIT

     The partnership has a bank line of credit expiring November 25, 2005, of up to $42,000,000 at prime, secured by its loan portfolio. The outstanding balances were $0 and $16,000,000 at March 31, 2005 and December 31, 2004, respectively. The interest rate was 5.75% (prime) at March 31, 2005. The line of credit calls for certain financial covenants. To the best of its knowledge, the partnership was in compliance with these covenants for the three month period ended March 31, 2005 and for the year ended December 31, 2004.


NOTE 6 - NON-CASH TRANSACTIONS

     During the quarter ended March 31, 2005 the partnership acquired a real estate property through foreclosure and in order to reduce potential liabilities, subsequently transferred the property at its book value to a newly formed limited liability company ("LLC"). This transaction resulted in an increase in real estate held for sale of $10,536,000, a decrease in loans receivable, accrued interest, advances, and late charge receivable of $7,635,000, and an increase in liability of $2,901,000, which was the affiliate partnerships' interest in the property.


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $152,612,000 and $171,745,000 at March 31, 2005 and December 31, 2004, respectively. The fair value of these loans of $156,301,000 and $173,067,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At March 31, 2005 and December 31, 2004 there were 79 and 75 secured loans outstanding, respectively, with the following characteristics:

                                                                             March 31,         December 31,
                                                                               2005                2004
                                                                          --------------      --------------
  Number of secured loans outstanding                                                79                  75
  Total secured loans outstanding                                          $    152,612        $    171,745

  Average secured loan outstanding                                         $      1,932        $      2,289
  Average secured loan as percent of total secured loans                          1.27%               1.33%
  Average secured loan as percent of partners' capital                            0.99%               1.25%

  Largest secured loan outstanding                                         $     11,685        $     12,045
  Largest secured loan as percent of total secured loans                          7.66%               7.01%
  Largest secured loan as percent of partners' capital                            6.01%               6.56%
  Largest secured loan as percent of total assets                                 5.96%               6.00%

  Number of counties where security is located (all California)                      19                  17

  Largest percentage of secured loans in one county                              18.28%              20.48%

  Average secured loan to appraised value of security based on
    appraised values and prior liens at time loan was consummated                60.16%              56.94%

  Number of secured loans in foreclosure status                                       4                   6
  Amount of secured loans in foreclosure                                   $      6,185        $     14,682

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     The following secured loan categories were held at March 31, 2005, and December 31, 2004:

                                                                             March 31,           December 31,
                                                                               2005                  2004
                                                                          ---------------      ---------------

  First Trust Deeds                                                        $     109,427        $     115,082
  Second Trust Deeds                                                              34,389               50,282
  Third Trust Deeds                                                                8,796                6,381
                                                                          ---------------      ---------------
        Total loans                                                              152,612              171,745
  Prior liens due other lenders at time of loan                                   80,864               99,140
                                                                          ---------------      ---------------

        Total debt                                                         $     233,476        $     270,885
                                                                          ===============      ===============

  Appraised property value at time of loan                                 $     388,098        $     475,710
                                                                          ---------------      ---------------

        Total secured loans as a percent of appraisals                            60.16%               56.94%
                                                                          ---------------      ---------------

  Secured loans by type of property
      Owner occupied homes                                                 $      11,224        $       9,234
      Non-owner occupied homes                                                    51,130               75,125
      Apartments                                                                  21,825               30,981
      Commercial                                                                  66,700               54,670
      Land                                                                         1,733                1,735
                                                                          ---------------      ---------------

                                                                           $     152,612        $     171,745
                                                                          ===============      ===============

     The interest rates on the loans range from 8.50% to 13.00% at March 31, 2005. This range of interest rates is typical of our portfolio.

     Scheduled maturity dates of loans as of March 31, 2005 are as follows:

                      Year Ending
                     December 31,                    Amount
              ----------------------------       --------------

                         2005                     $     56,804
                         2006                           46,984
                         2007                           27,803
                         2008                           10,956
                         2009                            8,828
                      Thereafter                         1,237
                                                 --------------
                                                  $    152,612
                                                 ==============

     The scheduled maturities for 2005 include six past maturity loans totaling $17,285,000, and representing 11.33% of the portfolio at March 31, 2005. Interest payments on four of these loans with an aggregate principal balance of $6,451,000 were categorized as 90 days or more delinquent. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these six past maturity loans, the partnership has begun foreclosure proceedings by filing a notice of default on three with aggregate principal balances totaling $6,135,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     Cash deposits at March 31, 2005 of $14,705,000, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $14,605,000. This bank is the same financial institution that has provided the partnership with the $42,000,000 limit line of credit (LOC).


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

     The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2005 there were $9,075,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of March 31, 2005. There are six loans totaling $6,611,000 in workout agreements as of March 31, 2005.

Legal proceedings

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.


Part I - Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2005, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses and the valuation of real estate held for sale, estimates of future limited partner withdrawals, the total amount of the Formation Loan, and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $598,000 and $448,000 for the three month periods ended March 31, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $388,000 and $353,000 were incurred for the three month periods ended March 31, 2005 and 2004, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $184,000 and $141,000 were incurred for the three month periods ended March 31, 2005 and 2004, respectively.

     o Other Fees The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees totaled $16,000 and $13,000 for the three month periods ended March 31, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $35,000 and $27,000 for the three month periods ended March 31, 2005 and 2004, respectively.

     o Operating Expenses Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Operating expenses totaling $78,000 and $75,000 for the three month periods ended March 31, 2005 and 2004, respectively, were reimbursed to Redwood Mortgage Corp.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2005 and December 31, 2004, a general partner, Gymno Corporation, had contributed $184,000 and $174,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations - For the three months ended March 31, 2005 and 2004

     Changes in the partnership's operating results for the three month periods ended March 31, 2005 versus 2004 are discussed below:

                                                                                   Changes during the
                                                                                   three months ended
                                                                                    March 31, 2005
                                                                                      versus 2004
                                                                                 ----------------------

          Net income                                                                  $     811,000
                                                                                     ===============
            Revenue
               Interest on loans                                                            370,000
               Interest - bank                                                               31,000
               Late fees                                                                   (18,000)
               Gain on sale of real estate held for sale                                    183,000
               Imputed interest on Formation Loan                                            43,000
               Other                                                                         66,000
                                                                                     ---------------
                                                                                      $     675,000
                                                                                     ---------------

            Expenses
               Mortgage servicing fees                                                       35,000
               Interest expense                                                            (70,000)
               Amortization of loan origination fees                                          8,000
               Provision for losses on loans and real estate held for sale                (191,000)
               Asset management fees                                                         43,000
               Clerical costs through Redwood Mortgage Corp.                                  3,000
               Professional services                                                        (7,000)
               Amortization of discount on imputed interest                                  43,000
                                                                                     ---------------
                                                                                      $   (136,000)
                                                                                     ---------------

                    Net income increase                                               $     811,000
                                                                                     ===============

     The increase in interest on loans of $370,000 (10%) for the three month period ended March 31, 2005 versus March 31, 2004, was due primarily to the increased size of the partnership secured loan portfolio at March 31, 2005 of $152,612,000, as compared to a secured loan portfolio of $138,220,000 as of March 31, 2004. The increase in interest on loans for the three month period ended March 31, 2005 was mitigated by a lower average portfolio interest rate of 10.11% at March 31, 2005 versus 10.52% at March 31, 2004. Average loan balances for the three month periods ended March 31, 2005 and 2004 were $162,179,000 and $142,697,000, respectively.

     The increase in mortgage servicing fees of $35,000 (10%) for the three month period ended March 31, 2005 versus March 31, 2004 is primarily due to an increase in the average size of the loan portfolio for the three month period ended March 31, 2005 from the amount as of March 31, 2004, as noted above.

     The decrease in interest expense of $70,000 for the three month period ended March 31, 2005 versus March 31, 2004 is primarily due to the lower average outstanding balance of the line of credit during the first quarter of 2005. During the three month period ended March 31, 2005 the partnership did not significantly utilize the line of credit facility. Instead, loan commitments were funded from loan pay-offs and the sale of limited partner unit proceeds.
Interest expense of $36,000 was paid on the line of credit balance of $16,000,000 that was brought forward from December 31, 2004.

     The decrease in provision for losses on loans and real estate held for sale of $191,000 (68%) for the three month period ended March 31, 2005 versus March 31, 2004 is due to management's determination that a total provision of $3,434,000 was adequate based on the loan and real estate held for sale balances as of March 31, 2005. As of March 31, 2005 the loan portfolio has a loan-to-value ratio of 60.16%, based on appraised values and prior liens at the time the loans were consummated. Across virtually all of California, real estate values are stable or rising. The partnership's real estate held for sale properties will benefit from the strong real estate market. Consequently, management did not believe that any material addition to the provision for losses against real estate held for sale was warranted.

     The increase in the asset management fees of $43,000 for the three month period ended March 31, 2005 versus March 31, 2004 is due to an increase in the limited partners' capital under management at March 31, 2005 to $194,173,000 from $147,156,000 at March 31, 2004.

     The decrease in professional fees of $7,000 for the three month period ended March 31, 2005 versus March 31, 2004 is primarily due to timing of billing and payment of fees associated with various partnership regulatory filings and the annual audit.

     The increase in amortization of loan origination fees of $8,000 for the three month period ended March 31, 2005 versus March 31, 2004, is due to a revision of fee rates and an extension of the maturity date on the increased line of credit when the credit line was increased from $32,000,000 to $42,000,000 in November, 2004.

     The increase in other income of $66,000 for the three month period ended March 31, 2005 versus March 31, 2004 is primarily a result of an increase of $29,000 in miscellaneous income. Additionally, the partnership may accept unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor's election to retain earnings (9%) or have their earnings distributed (5%). As of March 31, 2005 $37,000 was paid and recorded under other income for such amount, contributed by Redwood Mortgage Corp. to the partnership.

     The increase in gain on sale of real estate held for sale of $183,000 for the three month period ended March 31, 2005 versus March 31, 2004 was primarily due to a gain realized upon the disposal of a real estate property.

     The increase in imputed interest of $43,000 for the three month period ended March 31, 2005 versus March 31, 2004 is primarily due to increases in the Formation Loan due to additional limited partnership investments.

     The increase in bank interest of $31,000 for the three month period ended March 31, 2005 versus March 31, 2004 is due to larger average deposits of $16,744,000 and $602,000 as of such dates, respectively, in the money market accounts during the periods.

     Partnership capital continued to increase during the three month period ended March 31, 2005. The partnership received new limited partner capital contributions of $10,133,000 and retained the earnings of limited partners that have chosen to reinvest earnings of $2,215,000 for the three month period ended March 31, 2005, versus $8,274,000 and $1,656,000 for such amounts for the three month period ended March 31, 2004. The increased partnership capital resulted in an increase in loans outstanding to $152,612,000 at March 31, 2005, versus $138,220,000 at March 31, 2004. The limited partner contributions of $10,133,000 relate to the partnership's current offering of units, which is currently ongoing.

     At March 31, 2005, outstanding loans with filed notices of default were four totaling $6,185,000 or 4.05% of outstanding secured loans versus the three totaling $2,931,000 or 2.12% of outstanding secured loans that existed at March 31, 2004. Two of the foreclosures at March 31, 2005, have entered into workout agreements. These foreclosures are a reflection of the economic times that existed at March 31, 2005 and 2004, and yet are not unusual in the general partners' experience.

     The general partners received mortgage brokerage commissions from loan borrowers of $598,000 for the three month period ended March 31, 2005 versus $448,000 for the three month period ended March 31, 2004. The increase is due to more loans being funded in the three month period ended March 31, 2005 versus the corresponding period of 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. During 2002 and 2003 the economy stabilized. During 2004 and continuing in 2005, the economy and the Northern California real estate market strengthened. As of March 31, 2005, the partnership had twelve loans past due 90 days or more on interest payments or past maturity totaling $27,932,000. With respect to four of these twelve loans, we have filed notices of default, beginning the process of foreclosure. The principal amounts of the four loans with filed notices of default total $6,185,000 or 4.05% of the secured loan portfolio. Of these four, two loans, with a principal amount totaling $2,535,000, were categorized as delinquent and past maturity, and as of March 31, 2005, we have entered into workout agreements with respect to these two loans.

     The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. In addition to the two workout agreements with borrowers in foreclosure there were four other borrowers in workout agreements as of March 31, 2005. The partnership has entered into a total of six workout agreements with borrowers inclusive of matured, foreclosed or 90-day delinquent loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at March 31, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2005, we may initiate foreclosure on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2005. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $3,434,000 through March 31, 2005. These provisions for losses were made to protect against collection losses. The total cumulative provision for losses as of March 31, 2005 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW - For the three months ended March 31, 2005 and 2004

Loan Portfolio.

     The partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2005 and 2004 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $116,032,000 (76.03%) and $99,435,000 (71.94%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured primarily by Northern California real estate outside of the San Francisco Bay Area counties.

     As of March 31, 2005 and 2004 the partnership held 79 and 75 secured loans, respectively, in the following categories (in thousands):

                                                                           March 31,
                                                 ---------------------------------------------------------------
                                                             2005                              2004
                                                 -----------------------------     -----------------------------

     Single family homes (1-4 units)              $    62,354          40.86%       $    58,620          42.41%
     Apartments (5+ units)                             21,825          14.30%            23,621          17.09%
     Commercial                                        66,700          43.71%            50,587          36.60%
     Land                                               1,733           1.13%             5,392           3.90%
                                                 -------------    ------------     -------------    ------------

            Total                                 $   152,612         100.00%       $   138,220         100.00%
                                                 =============    ============     =============    ============

     As of March 31, 2005, the partnership held 79 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of March 31, 2005.

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                       As of March 31, 2005 (in thousands)

                                                                       # of
                                                                      Secured
                                                                       Loans            Amount          Percent
                                                                   -------------    -------------    ------------

     1st Mortgages                                                           44      $   109,427          71.70%
     2nd Mortgages                                                           30           34,389          22.53%
     3rd Mortgages                                                            5            8,796           5.77%
                                                                   =============    =============    ============
          Total                                                              79      $   152,612         100.00%

     Maturing 12/31/05 and prior                                             19      $    56,804          37.22%
     Maturing prior to 12/31/06                                              21           46,984          30.79%
     Maturing prior to 12/31/07                                              16           27,803          18.22%
     Maturing after 12/31/07                                                 23           21,021          13.77%
                                                                   =============    =============    ============
          Total                                                              79      $   152,612         100.00%

     Average secured loan as a % of secured loan portfolio                           $     1,932           1.27%
     Largest secured loan as a % of secured loan portfolio                                11,685           7.66%
     Smallest secured loan as a % of secured loan portfolio                                   50           0.03%
     Average secured loan-to-value at time of loan based on
         appraisals and prior liens at time of loan                                                       60.16%
     Largest secured loan as a percent of partnership assets                              11,685           5.96%

Liquidity and Capital Resources.

     The partnership relies upon purchases of units, loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans and for the undisbursed portion of Construction Loans and Rehabilitation Loans (see ASSET QUALITY). Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could experience a surge of unit purchases by prospective limited partners, and/or significant borrower prepayments. In such event, if the partnership can only obtain the then existing lower rates of interest, there may be a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and cash distribution requirements to limited partners. Excess cash flow is invested in new loan opportunities, and for funding the undisbursed portion of Construction and Rehabilitation Loans, and is used to reduce the partnership credit line or for other partnership business.

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

     During the three month periods ended March 31, 2005 and 2004, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                                  Three months ended
                                                      March 31,
                                           ------------------------------
                                               2005             2004
                                           -------------   --------------

               Compounding                  $ 2,215,000     $  1,656,000
               Distributing                 $ 1,239,000     $  1,005,000

     As of March 31, 2005 and 2004 limited partners electing to receive cash distributions of earnings represented 37% and 38%, respectively, of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through compounded earnings.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of March 31, 2005, many limited partners may not have yet opted for such liquidation. Earnings and capital liquidations including early withdrawals during the three month periods ended March 31, 2005 and 2004 were:

                                              Three months ended
                                                   March 31,
                                        ------------------------------
                                            2005             2004
                                        -------------    -------------

           Cash distributions            $ 1,239,000      $ 1,005,000
           Capital liquidation*          $   514,000      $   627,000
                                        -------------    -------------

           Total                         $ 1,753,000      $ 1,632,000
                                        =============    =============

     * These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the three month periods ended March 31, 2005 and 2004, capital liquidated subject to the 10% penalty for early withdrawal was:

                                              Thee months ended
                                                  March 31,
                                        ------------------------------
                                            2005             2004
                                        -------------    -------------
                                         $    96,000      $   328,000

     This represents 0.05% and 0.21% of the limited partners' ending capital as of March 31, 2005 and 2004, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

     While the general partners have set an estimated value for the partnership units, such determination may not be representative of the ultimate price realized by an investor for such units upon sale. No public trading market exists for the partnership units and none is likely to develop. Thus, there is no certainty that the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties.

Current Economic Conditions.

     Since January, 2001, and through December 31, 2003, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. From July 1, 2004 through March 31, 2005, the Federal Reserve increased the Federal Funds Rate to 2.75%. The effect of these changes has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates but has not yet raised long-term interest rates significantly. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly above those that prevailed in 2004. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the year 2005. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 6.75% and 7.25% in 2005.

     The partnership makes loans primarily in Northern California. As of March 31, 2005, approximately 76.03%, ($116,032,000) of the loans held by the partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     Recently the national and Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and of land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The San Francisco Chronicle dated March 11, 2005 reported that "Median prices for existing homes in the Bay Area hit an all-time-high of $569,000 in February, rocketing 19.5% from $476,000 in February 2004 and up 2.3% from $556,000 in January. Prices are increasing at their fastest pace in four years, according to DataQuick Information Systems, a La Jolla (San Diego County) real estate market research firm. `It's stronger than we'd anticipated,' said John Karevoll, a DataQuick analyst. `These numbers show there's still gas in the tank, and the market has a way to go before it levels off. We did not anticipate a downturn but thought we'd be coming in for a soft landing.' Instead, prices for single-family homes continued to soar. Home buyers in the nine-county Bay Area snapped up 4,905 resale single-family residences in February, a slight decline form 4,925 last February. The highest median price was in Marin County, at $808,000, followed by San Mateo at $711,000 and San Francisco at $701,000, according to DataQuick. Experts said low inventory continues to fuel the frenzy. `The bottom line is lots of buyers and very few homes,' said Joan Underwood, a broker with Marvin Gardens who specializes in El Cerrito and Richmond Annex. Another factor in the increase is that interest rates are inching higher. Everyone who looks at the market says the price acceleration can't last, but real estate agents and other experts said they expect a gradual leveling rather than a bubble bursting. Meanwhile, there still seems to be plenty of life in the market. The record February prices, which reflect homes that were on the market in historically slow December and January, are likely to be exceeded once the spring season gets in full swing."

     On the commercial front the San Francisco Business Times for April 8-14, 2005 reports that "Big spenders are rolling back into San Francisco and up the city's highrises to lease the swankiest view space. And the price is rising fast. In the past few months a handful of firms, including hedge fund Caxton Associates LLC and law firm McKenna Long & Aldridge, LLP have leased prime view space. Those firms did deals for the 33rd floor of the Transamerica pyramid and the 41st floor of 101 California Street for $60 and $53 per square foot, respectively - a major pop from the mid-$40s range similar space commanded less than a year ago. `Asking rental quotes in the $50s or even the $60s doesn't elicit the broker pushback it would have in 2004,' said Jim Ousman, managing director of leasing for Equity Office Properties. `That's an indication this higher-end space is priced accordingly.' As the rest of the San Francisco office market struggles with vacancy rates that remain in the high teens and average rents stuck at around $30, the vacancy rate for view space - the upper floors of the best highrises - is an estimated 5%, according to a recent study by Cushman & Wakefield. Prices are being rapidly marked up to leverage that scarcity. Leasing agents representing landlords say the rise is being largely driven by tenant demand. Whether these high rents for high-class space will have a trickle-down effect on the less desirable space is unclear. The average asking rents of Class A space in the central business district last quarter increased roughly 3% to $30 a square foot, according to averages from Grubb & Ellis Co. and CB Richard Ellis research reports. Some pockets are a little hotter, however, like at 50 California Street where rents have increased 20% over the past six months to as high as the mid $40 range."

     As described above, the commercial property market in the San Francisco Bay Area has recently been improving. Increased occupancies in commercial properties enable owners to better handle their debt payments. Improved occupancies also stabilize commercial real estate values, which benefits the partnership.

     For partnership loans outstanding as of March 31, 2005, the partnership had an average loan-to-value ratio of 60.16%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations

     A summary of the contractual obligations of the partnership as of March 31, 2005 is set forth below (in thousands):

      Contractual Obligation          Total          Less than 1 Year        1-3 Years           3-5 Years
    --------------------------    --------------    ------------------    ---------------    ---------------

     Line of credit                $          -      $              -      $           -      $           -
     Construction loans                   2,444                 2,444                  -                  -
     Rehabilitation loans                 6,631                 6,631                  -                  -
                                  --------------    ------------------    ---------------    ---------------

         Total                     $      9,075      $          9,075      $           -      $          -
                                  ==============    ==================    ===============    ===============

Part I - Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and loans to the partnership pursuant to its line of credit as of March 31, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2005 (in thousands):

                                      2005       2006        2007        2008       2009      Thereafter     Total
                                  ----------------------------------------------------------------------------------
Interest earning assets:
Money market accounts              $  14,557                                                               $ 14,557
Average interest rate                  1.20%                                                                  1.20%
Loans secured by deeds of
   trust                           $  56,804    46,984      27,803      10,956      8,828        1,237     $152,612
Average interest rate                 10.75%     9.88%       9.43%      10.32%      9.28%        9.44%       10.11%
Loans, unsecured                                                      $     34                             $     34
Average interest rate                                                        -                                    -
Interest bearing liabilities:
Line of credit                     $      -                                                                $      -
Average interest rate                  5.75%                                                                  5.75%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of March 31, 2005 the general partners have determined that the allowance for loan losses and real estate held for sale of $3,434,000 (1.77% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2005, ten loans were delinquent over 90 days on interest payments amounting to $17,098,000. Additionally, two loans totaling $10,834,000 were past maturity 90 days or more but current in interest payments as of March 31, 2005.

     The partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2005, there were thirteen such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans which are periodically disbursed, as of March 31, 2005, is set forth below:

                              Complete Construction        Rehabilitation
                             -----------------------   -----------------------

 Disbursed funds                  $ 13,487,000               $ 49,567,000
 Undisbursed funds                $  2,444,000               $  6,631,000
                                 --------------             --------------
    Total commitments             $ 15,931,000               $ 56,198,000
                                 ==============             ==============

     "Construction Loans" are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of March 31, 2005, the partnership had commitments for Construction Loans totaling $15,931,000, of which $13,487,000 had been disbursed and $2,444,000 remains to be disbursed. The $15,931,000 of Construction Loans committed exceeds 10% of the loan portfolio, which is in excess of the partnership's limit on Construction Loan funding. The partnership will not make any additional Construction Loan obligations until such time as the aggregate amount of the outstanding Construction Loan commitments is less than 10% of the loan portfolio.

     The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans. These loans are referred to by management as "Rehabilitation Loans". As of March 31, 2005 the partnership had commitments for Rehabilitation Loans totaling $56,198,000, of which $49,567,000 had been disbursed and $6,631,000 remains to be disbursed. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make. One of the loans with $5,000 in undisbursed funds as of March 31, 2005, was fully disbursed in April, 2005.

Part I - Item 4.  CONTROLS AND PROCEDURES

     As of March 31, 2005, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the partnership's internal control over financial reporting during the partnership's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership's internal control over financial reporting.


PART II  -  OTHER INFORMATION


 Item 1.  Legal Proceedings

          Refer to Notes to Consolidated Financial Statements - Note 9 discussed earlier


 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of May 2005.

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

                                                                   Exhibit 31.1


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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 16, 2005

                                                                  Exhibit 31.2


               PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Michael R. Burwell, President, Secretary/Treasurer and Chief Financial Officer of Gymno Corporation, General Partner, and Redwood Mortgage Corp., General Partner, certify that:

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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



/s/ Michael R. Burwell
-------------------------------------
Michael R. Burwell, President, Secretary/Treasurer
and Chief Financial Officer of Gymno Corporation, General
Partner, and Redwood Mortgage Corp., General Partner
May 16, 2005

                                                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 16, 2005

                                                                  Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
--------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
May 16, 2005