Form 10-Q
period 2005-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2005-08-15
CIK 889123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-27816

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

Part I - Item 1.   FINANCIAL STATEMENTS

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2005 and DECEMBER 31, 2004 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                                        June 30,           December 31,
                                                                                          2005                 2004
                                                                                     ----------------     ---------------
  Cash and cash equivalents                                                          $        12,105      $       16,301
                                                                                     ----------------     ---------------

  Loans
    Loans, secured by deeds of trust                                                         182,102             171,745
    Loans, unsecured                                                                              34                  34
    Allowance for loan losses                                                                (2,425)             (2,343)
                                                                                     ----------------     ---------------
         Net loans                                                                           179,711             169,436
                                                                                     ----------------     ---------------

  Interest and other receivables
    Accrued interest and late fees                                                             4,726               4,895
    Advances on loans                                                                             34                 131
                                                                                     ----------------     ---------------
                                                                                               4,760               5,026
                                                                                     ----------------     ---------------

  Loan origination fees, net                                                                      30                  62
  Real estate held for sale, net of allowance of $1,000                                       20,955               9,793
  Prepaid expenses                                                                                10                   -
  Due from affiliates                                                                          4,046                   -
                                                                                     ----------------     ---------------

         Total assets                                                                $       221,617      $      200,618
                                                                                     ================     ===============

                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
      Line of credit                                                                 $         8,000      $       16,000
      Accounts payable                                                                            16                  25
      Payable to affiliate                                                                       608                 638
                                                                                     ----------------     ---------------
         Total liabilities                                                                     8,624              16,663
                                                                                     ----------------     ---------------

  Minority interest                                                                            3,022                   -
                                                                                     ----------------     ---------------
  Investors in applicant status                                                                4,389                 424
                                                                                     ----------------     ---------------

  Partners' capital
      Limited partners' capital, subject to redemption net of unallocated syndication costs of $1,228 and $1,084 for June 30, 2005 and December
        31, 2004, respectively; and formation loan receivable of $10,936 and
        $9,751 for June 30, 2005 and December 31, 2004, respectively                         205,398             183,368

      General partners' capital, net of unallocated syndication costs of $12
        and $11 for June 30, 2005 and December 31, 2004, respectively                            184                 163
                                                                                     ----------------     ---------------

         Total partners' capital                                                             205,582             183,531
                                                                                     ----------------     ---------------

         Total liabilities and partners' capital                                     $       221,617      $      200,618
                                                                                     ================     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (unaudited)
             (in thousands, except for per limited partner amounts)


                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                       -----------------------------------       -------------------------------

                                                              2005               2004                2005              2004
                                                          --------------     -------------        ------------      ------------
Revenues
  Interest on loans                                       $       4,291       $     3,612          $    8,394        $    7,345
  Interest-bank                                                      49                15                  84                19
  Late fees                                                          22                59                  57               112
  Gain on sale of real estate held for sale                           -                 -                 183                 -
  Imputed interest on formation loan                                 99                57                 199               114
  Other                                                              37                42                 106                45
                                                          --------------     -------------        ------------      ------------
                                                                  4,498             3,785               9,023             7,635
                                                          --------------     -------------        ------------      ------------
Expenses
  Mortgage servicing fees                                           361               340                 749               693
  Interest expense                                                    -                23                  36               129
  Amortization of loan origination fees                              15                15                  35                27
  Provisions for losses on loans and real estate                      -               160                  91               442
  Asset management fees                                             196               150                 380               291
  Clerical costs through Redwood Mortgage Corp.                      60                77                 138               152
  Professional services                                              32                51                  80               106
  Amortization of discount on imputed interest                       99                57                 199               114
  Other                                                              39                34                  75                70
                                                          --------------     -------------        ------------      ------------
                                                                    802               907               1,783             2,024
                                                          --------------     -------------        ------------      ------------
       Net income                                         $       3,696      $      2,878          $    7,240        $    5,611
                                                          ==============     =============        ============      ============

Net income:    general partners (1%)                      $          37      $         29          $       72        $       56
               limited partners (99%)                             3,659             2,849               7,168             5,555
                                                          --------------     -------------        ------------      ------------
                                                          $       3,696      $      2,878          $    7,240        $    5,611
                                                          ==============     =============        ============      ============
Net income per $1,000 invested by limited
    partners for entire period

  -where income is compounded and retained                $          17      $         18          $       35        $       36
                                                          ==============     =============        ============      ============

  -where partner receives income in monthly
       distributions                                      $          17      $         17          $       34        $       35
                                                          ==============     =============        ============      ============






The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (unaudited)
                                 (in thousands)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------------------
                                                                                      2005              2004
                                                                                ----------------- ------------------
         Cash flows from operating activities
           Net income                                                             $      7,240       $      5,611
           Adjustments to reconcile net income to net cash
           provided by operating activities
             Imputed interest income                                                     (199)              (114)
             Amortization of discount                                                      199                114
             Amortization of loan origination fees                                          35                 27
             Provision for loan and real estate losses                                      91                442
               Gain on sale of real estate                                               (183)                  -
               Change in operating assets and liabilities
                Accrued interest and late fees                                           (373)            (1,112)
                Advances on loans                                                          (3)                (7)
                Loan origination fees                                                      (3)               (11)
                Due from affiliates                                                    (4,046)                  -
                Accounts payable                                                           (9)              (187)
                Payable to affiliate                                                      (30)                 69
                    Prepaid expenses                                                      (10)                  -
                                                                                ----------------- ------------------
         Net cash provided by operating activities                                       2,709              4,832
                                                                                ----------------- ------------------
         Cash flows from investing activities
         Loans originated                                                             (93,179)           (50,212)
         Principal collected on loans                                                   74,462             35,339
         Payments for development of real estate                                         (626)                  -
             Proceeds from disposition of real estate                                    1,541                  -
                                                                                ----------------- ------------------
         Net cash used in investing activities                                        (17,802)           (14,873)
                                                                                ----------------- ------------------

         Cash flows from financing activities
           Repayments on line of credit, net                                           (8,000)            (2,000)
           Contributions by partner applicants                                          23,842             16,366
           Partners' withdrawals                                                       (3,598)            (3,177)
           Syndication costs paid                                                        (264)              (237)
           Formation loan lending                                                      (1,798)            (1,174)
           Formation loan collections                                                      594                424
           Increase in minority interest                                                   121                  -
                                                                                ----------------- ------------------

         Net cash provided by financing activities                                      10,897             10,202
                                                                                ----------------- ------------------

         Net increase/(decrease) in cash and cash equivalents                          (4,196)                161

         Cash and cash equivalents - beginning of period                                16,301              8,921
                                                                                ----------------- ------------------

         Cash and cash equivalents - end of period                                      12,105              9,082
                                                                                ================= ==================

         Supplemental disclosures of cash flow information
             Cash paid for interest                                               $         36       $        129
                                                                                ================= ==================

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE 1 - GENERAL

     In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

     Formation Loans

     The following summarizes Formation Loan transactions to June 30, 2005 (in thousands):

                                  1st            2nd             3rd            4th            5th            Total
                              ------------    -----------    ------------    -----------    -----------    ------------

Limited partner
  contributions                $   14,932      $  29,993      $   29,999      $  49,985      $  71,094      $  196,003
                              ============    ===========    ============    ===========    ===========    ============

Formation loan made            $    1,075      $   2,272      $    2,218      $   3,777      $   5,367      $   14,709
Discount on imputed
  interest                           (13)          (237)           (253)          (477)        (1,090)         (2,070)
                              ------------    -----------    ------------    -----------    -----------    ------------

Formation loan made, net            1,062          2,035           1,965          3,300          4,277          12,639
Repayments to date                  (837)        (1,109)           (652)          (671)          (221)         (3,490)
Early withdrawal
  penalties applied                  (77)          (117)            (82)            (7)              -           (283)
                              ------------    -----------    ------------    -----------    -----------    ------------

Formation loan, net
  at June 30, 2005                    148            809           1,231          2,622          4,056           8,866
Unamortized discount
  on imputed interest                  13            237             253            477          1,090           2,070
                              ------------    -----------    ------------    -----------    -----------    ------------

Balance
  June 30, 2005                $      161      $   1,046      $    1,484      $   3,099      $   5,146      $   10,936
                              ============    ===========    ============    ===========    ===========    ============

Percent loaned                       7.2%           7.6%            7.4%           7.6%           7.5%            7.5%
                              ============    ===========    ============    ===========    ===========    ============


     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings' close. An estimated amount of imputed interest is recorded for the offerings still outstanding. During the six month periods ended June 30, 2005 and 2004, amortization expense of $199,000 and $114,000, respectively, was recorded related to the discount on the imputed interest.

     Syndication costs

     The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE 1 - GENERAL (continued)

     Syndication costs (continued)

     Through June 30, 2005, syndication costs of $3,238,000 had been incurred by the partnership with the following distribution (in thousands):

         Costs incurred                                $          3,238

         Early withdrawal penalties applied                       (109)
         Allocated to date                                      (1,889)
                                                      ------------------
         June 30, 2005 balance                         $          1,240
                                                      ==================

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. As of June 30, 2005, the fifth offering had incurred syndication costs of $769,000 (1.08% of contributions).


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

     Loans secured by deeds of trust

     At June 30, 2005 and December 31, 2004, the partnership had ten and eight loans, past due 90 days or more in interest payments ("90 day Past Due Loans") totaling $16,812,000 and $23,101,000, respectively. Included in the 90 day Past Due Loans are five loans and three loans totaling $12,471,000 and $6,135,000 at June 30, 2005 and December 31, 2004, respectively, which are past maturity (see
Note 8). Additionally, at June 30, 2005 and December 31, 2004, the Partnership had one loan and three loans past maturity with outstanding principal balances of $6,503,000 and $1,912,000, for a combined total of eleven loans and eleven loans during each period past due 90 days or more in interest payments, and/or past maturity totaling $23,315,000 and $25,013,000. A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. These delinquent and/or past maturity loans also had accrued interest, advances and late charges due as of June 30, 2005 and December 31, 2004 of $3,157,000 and $3,202,000, respectively. The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At June 30, 2005 and December 31, 2004, there were no loans categorized as impaired by the partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2005 and December 31, 2004 was as follows (in thousands):

                                            June 30,          December 31,
                                              2005                2004
                                        ----------------    ---------------
Impaired loans                            $          -        $          -
Specified loans                                    137                 137
General                                          2,288               2,206
Unsecured loans                                      -                   -
                                        ----------------    ---------------
                                          $      2,425        $      2,343
                                        ================    ===============

     Activity in the allowance for loan losses is as follows for the six months through June 30, 2005 and for the year ended December 31, 2004 (in thousands):

                                            June 30,          December 31,
                                              2005                2004
                                         ---------------     ---------------
Beginning balance                         $      2,343         $     2,649
Additions charged to income                         91               1,146
Write-offs                                         (9)               (952)
Transferred to real estate held for
  sale reserve                                       -               (500)
                                         ---------------     ---------------
                                          $      2,425         $     2,343
                                         ===============     ===============

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


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

     Operating expenses

     Redwood Mortgage Corp., a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the second quarter of 2005 Redwood Mortgage Corp. waived approximately $20,000 in operating expense reimbursement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE 4 - REAL ESTATE HELD FOR SALE

     During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian is wholly owned by the partnership. Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. As of June 30, 2005 and December 31, 2004, the partnership had advanced approximately $172,000 and $150,000, respectively, to Russian for sales and maintenance costs. At June 30, 2005 and December 31, 2004, the partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

     In September, 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership's investment totaled $1,937,000 including accrued interest and advances. The borrower began a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. As of June 30, 2005, the partnership has capitalized approximately $112,000 in costs related to this property. Management has established a reserve of $500,000 to cover potential losses for this property, based upon management's estimate of the fair value of the property.

     In December, 2004, the partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently in contract with a potential buyer. As of June 30, 2005 the partnership's investment in this property totaled $4,403,000, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property and the contract sales price. This property is jointly owned by two other affiliated partnerships.

     In February, 2005, the partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the partnership took ownership of the property, the partnership's investment, together with three other affiliate partnerships, totaled $10,536,000 including accrued interest and advances. The partnership intends to undertake additional improvements to the property. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover the entire partnership investment. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Property Company, LLC ("Larkin"). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. As of June 30, 2005, the Partnership has capitalized approximately $487,000 in costs related to this property. As of June 30, 2005 the Partnership's investment, together with the other affiliated partnerships, totaled $11,023,000.

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2005 and December 31, 2004:

                                         June 30,          December 31,
                                           2005                2004
                                    -----------------    ---------------
Cost of properties                   $    21,955,000      $  10,793,000
Reduction in value                       (1,000,000)        (1,000,000)
                                    -----------------    ---------------
Real estate held for sale, net       $    20,955,000      $   9,793,000
                                    =================    ===============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE 5 - BANK LINE OF CREDIT

     The partnership has a bank line of credit expiring November 25, 2005, of up to $42,000,000 at prime, secured by its loan portfolio. The outstanding balances were $8,000,000 and $16,000,000 at June 30, 2005 and December 31, 2004,
respectively. The interest rate was 6.25% (prime) at June 30, 2005. The line of credit calls for certain financial covenants. To the best of its knowledge, the partnership was in compliance with these covenants for the six month period ended June 30, 2005 and for the year ended December 31, 2004.


     NOTE 6 - NON-CASH TRANSACTIONS

     During the first quarter of 2005 the partnership acquired a real estate property through foreclosure and in order to reduce potential liabilities, subsequently transferred the property at its book value to a newly formed limited liability company ("LLC"). This transaction resulted in an increase in real estate held for sale of $10,536,000, a decrease in loans receivable, accrued interest, advances, and late charge receivable of $7,635,000, and an increase in liability of $2,901,000, which was the affiliate partnerships' interest in the property.


     NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $182,102,000 and $171,745,000 at June 30, 2005 and December 31, 2004, respectively. The fair value of these loans of $182,125,000 and $173,067,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At June 30, 2005 and December 31, 2004 there were 84 and 75 secured loans outstanding, respectively, with the following characteristics:


                                                                             June 30,            December 31,
                                                                               2005                  2004
                                                                          ----------------      ----------------
  Number of secured loans outstanding                                                  84                    75
  Total secured loans outstanding                                          $      182,102         $     171,745

  Average secured loan outstanding                                         $        2,168         $       2,289
  Average secured loan as percent of total secured loans                            1.19%                 1.33%
  Average secured loan as percent of partners' capital                              1.05%                 1.25%

  Largest secured loan outstanding                                         $       11,685         $      12,045
  Largest secured loan as percent of total secured loans                            6.42%                 7.01%
  Largest secured loan as percent of partners' capital                              5.68%                 6.56%
  Largest secured loan as percent of total assets                                   5.27%                 6.00%

  Number of counties where security is located (all California)                        20                    17

  Largest percentage of secured loans in one county                                25.94%                20.48%

  Average secured loan to appraised value of security based on
      appraised values and prior liens at time loan was consummated                66.20%                56.94%

  Number of secured loans in foreclosure status                                         5                     6
  Amount of secured loans in foreclosure                                   $        6,588         $      14,682

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE  8  -  ASSET   CONCENTRATIONS  AND   CHARACTERISTICS   (in  thousands)
(continued)

     The following secured loan categories were held at June 30, 2005, and December 31, 2004:

                                                                                  June 30,            December 31,
                                                                                    2005                  2004
                                                                              -----------------     -----------------

  First Trust Deeds                                                             $      120,061        $      115,082
  Second Trust Deeds                                                                    57,868                50,282
  Third Trust Deeds                                                                      4,173                 6,381
                                                                              -----------------     -----------------
        Total loans                                                                    182,102               171,745
  Prior liens due other lenders at time of loan                                        175,975                99,140
                                                                              -----------------     -----------------

        Total debt                                                              $      358,077        $      270,885
                                                                              =================     =================

  Appraised property value at time of loan                                      $      540,906        $      475,710
                                                                              -----------------     -----------------

        Total secured loans as a percent of appraisals based on
           appraised values and prior liens at time loan was consummated                66.20%                56.94%
                                                                              -----------------     -----------------

  Secured loans by type of property
      Owner occupied homes                                                      $        6,709        $        9,234
      Non-owner occupied homes                                                          63,180                75,125
      Apartments                                                                        32,502                30,981
      Commercial                                                                        65,566                54,670
      Land                                                                              14,145                 1,735
                                                                              -----------------     -----------------

                                                                                $      182,102        $      171,745
                                                                              =================     =================

     The interest rates on the loans range from 8.00% to 15.00% at June 30, 2005. This range of interest rates is typical of our portfolio.

     Scheduled maturity dates of loans as of June 30, 2005 are as follows:

                      Year Ending
                     December 31,                   Amount
              ----------------------------       --------------

                         2005                      $    44,960
                         2006                           42,332
                         2007                           66,706
                         2008                            7,417
                         2009                            7,363
                      Thereafter                        13,324
                                                 --------------
                                                   $   182,102
                                                 ==============

     The scheduled maturities for 2005 include six past maturity loans totaling $18,974,000, and representing 10.42% of the portfolio at June 30, 2005. Interest payments on five of these loans were categorized as 90 days or more delinquent. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these five past maturity loans, the partnership has begun foreclosure proceedings by filing a notice of default on three with aggregate principal balances totaling $6,135,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


     NOTE  8  -  ASSET   CONCENTRATIONS  AND   CHARACTERISTICS   (in  thousands)
(continued)

     Cash deposits at June 30, 2005 of $7,038,000, before clearing deposits in transit and outstanding checks, were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $6,938,000. This bank is the same financial institution that has provided the partnership with the $42,000,000 limit line of credit (LOC).


     NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Construction/Rehabilitation Loans

     The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At June 30, 2005 there were $10,573,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

     Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of June 30, 2005. There are five loans totaling $9,633,000 in workout agreements as of June 30, 2005.

     Legal proceedings

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

     NOTE 10 - SUBSEQUENT EVENTS

     The partnership has filed for a 6th offering of $100,000,000 with the Securities and Exchange Commission and other regulatory agencies which became effective on August 4, 2005.

     Part I - Item 2.

     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  OF  THE
PARTNERSHIP

     Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2005, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

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

     Related Parties.

     The general partners of the partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through Redwood Mortgage Corp., which arranges, services, and maintains the loan portfolio for the benefit of the partnership. Michael R. Burwell is President and Chief Financial Officer of Redwood Mortgage Corp. and Gymno Corporation. The following is a list of various partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $2,095,000 and $1,343,000 for the six month periods ended June 30, 2005 and 2004, and $1,497,000 and $895,000 for the three month periods ended June 30, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $749,000 and $693,000 were incurred for the six month periods ended June 30, 2005 and 2004 and $361,000 and $340,000 were incurred for the three month periods ended June 30, 2005 and 2004, respectively.


     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $380,000 and $291,000 were incurred for the six month periods ended June 30, 2005 and 2004, and $196,000 and $150,000 were incurred for the three month periods ended June 30, 2005 and 2004, respectively.


     o Other Fees The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees totaled $39,000 and $29,000 for the six month periods ended June 30, 2005 and 2004, and $23,000 and $16,000 for the three month periods ended June 30, 2005 and 2004, respectively.


     o Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $72,000 and $56,000 for the six month periods ended June 30, 2005 and 2004, and $37,000 and $29,000 for the three month periods ended June 30, 2005 and 2004, respectively.


     o Operating Expenses Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Operating expenses totaling $138,000 and $152,000 for the six month periods ended June 30, 2005 and 2004, and $60,000 and $77,000 for the three month periods ended June 30, 2005 and 2004, respectively, were reimbursed to Redwood Mortgage Corp, which included a waiver of approximately $20,000 in second quarter operating expense reimbursement.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2005 and December 31, 2004, a general partner, Gymno Corporation, had contributed $198,000 and $174,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.


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

     Results of Operations - For the six and three months ended June 30, 2005 and 2004

     Changes in the partnership's operating results for the six and three month periods ended June 30, 2005 versus 2004 are discussed below:


                                                                    Changes during the            Changes during the
                                                                     six months ended             three months ended
                                                                      June 30, 2005                 June 30, 2005
                                                                       versus 2004                   versus 2004
                                                                   ---------------------         ---------------------

          Net income                                                 $        1,629,000            $        818,000
                                                                   =====================         ===================
            Revenue
               Interest on loans                                              1,049,000                     679,000
               Interest - bank                                                   65,000                      34,000
               Late fees                                                       (55,000)                    (37,000)
               Gain on sale of real estate held for sale                        183,000                           -
               Imputed interest on Formation Loan                                85,000                      42,000
               Other                                                             61,000                     (5,000)
                                                                   ---------------------         -------------------
                                                                     $        1,388,000            $        713,000
                                                                   ---------------------         -------------------

            Expenses
               Mortgage servicing fees                                           56,000                      21,000
               Interest expense                                                (93,000)                    (23,000)
               Amortization of loan origination fees                              8,000                           -
               Provision for losses on loans and real estate
                  held for sale                                               (351,000)                   (160,000)
               Asset management fees                                             89,000                      46,000
               Clerical costs through Redwood Mortgage Corp.                   (14,000)                    (17,000)
               Professional services                                           (26,000)                    (19,000)
               Amortization of discount on imputed interest                      85,000                      42,000
               Other                                                              5,000                       5,000
                                                                   ---------------------         -------------------
                                                                     $        (241,000)            $      (105,000)
                                                                   ---------------------         -------------------

                    Net income increase                              $        1,629,000            $       818,000
                                                                   =====================         ===================

     The increase in interest on loans of $1,049,000 (14%) for the six month period, and $679,000 (19%) for the three month period ended June 30, 2005 versus June 30, 2004, was due primarily to the increased size of the partnership secured loan portfolio at June 30, 2005 as compared to June 30, 2004, of $182,102,000 and $161,930,000, respectively. The increase in interest on loans for the six month period ended June 30, 2005 was mitigated by a lower average portfolio interest rate of 9.93% at June 30, 2005 versus 10.28% at June 30, 2004. Average loan balances for the six and three month periods ended June 30, 2005 and 2004 were $176,924,000 and $142,904,000 for the six month periods and $167,357,000 and $140,545,000 for the three month periods, respectively.

     The increase in mortgage servicing fees of $56,000 (8%) for the six month period and $21,000 (6%) for the three month period ended June 30, 2005 versus June 30, 2004 is primarily due to an increase in the average size of the loan portfolio from $142,904,000 as of June 30, 2004 to $176,924,000 as of June 30,
2005.

     The decrease in interest expense of $93,000 and $23,000 for the six and three month periods ended June 30, 2005 versus June 30, 2004 is primarily due to the lower average outstanding balance of the line of credit during the first half of 2005. During the six month period ended June 30, 2005 the partnership did not significantly utilize the line of credit facility. Instead, loan commitments were funded from loan pay-offs and the sale of limited partner unit proceeds. Interest expense of $36,000 was paid on the line of credit balance of $16,000,000 that was brought forward from December 31, 2004. No interest expense on line of credit for the second quarter was recorded as there was no borrowing made during the greater part of the quarter, except for $8,000,000 which was made at June 30, 2005.

     The decrease in provision for losses on loans and real estate held for sale of $351,000 (79%) for the six month period and $160,000 (100%) for the three month period ended June 30, 2005 versus June 30, 2004 is due to management's determination that a total provision of $3,425,000 was adequate based on the loan and real estate held for sale balances as of June 30, 2005. As of June 30, 2005 the loan portfolio has a loan-to-value ratio of 66.20%, based on appraised values and prior liens at the time the loans were consummated. Across virtually all of California, real estate values are stable or rising. The partnership's real estate held for sale properties will benefit from the strong real estate market. Consequently, management did not believe that any material addition to the provision for losses against real estate held for sale was warranted.

     The increase in the asset management fees of $89,000 for the six month period and $46,000 for the three month period ended June 30, 2005 versus June 30, 2004 is due to an increase in the limited partners' capital under management at June 30, 2005 to $205,398,000 from $157,071,000 at June 30, 2004.

     The decrease in professional fees of $26,000 for the six month period and $19,000 for the three month period ended June 30, 2005 versus June 30, 2004 is primarily due to timing of billing and payment of fees associated with various partnership regulatory filings.

     The increase in amortization of loan origination fees of $8,000 during the second quarter of 2005, is due to a revision of fee rates and an extension of the maturity date on the increased line of credit when the credit line was increased from $32,000,000 to $42,000,000 in November, 2004.

     The increase in other income of $61,000 for the six month period offset by a decrease of $5,000 for the three month period ended June 30, 2005 versus June 30, 2004 is primarily a result of an increase in miscellaneous income received from the sale of partnership units. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor's election to retain earnings (9%) or have their earnings distributed (5%). As of June 30, 2005 $72,000 was paid and recorded under other income for such amount, contributed by Redwood Mortgage Corp. to the partnership.

     The increase in gain on sale of real estate held for sale of $183,000 in the six months ended June 30, 2005 versus the comparable period of 2004 was primarily due to a gain realized upon the disposal of a real estate property during the first quarter of 2005. No real estate sales occurred during the 2nd quarter of 2005.

     The increase in imputed interest and related amortization of discount on imputed interest of $85,000 for the six month period and $42,000 for the three month period ended June 30, 2005 versus June 30, 2004 is primarily due to
increases  in  the  Formation  Loan  due  to  additional   limited   partnership
investments.

     The increase in bank interest of $65,000 for the six month period and $34,000 for the three month period ended June 30, 2005 versus June 30, 2004 is due to larger average deposits of $13,927,000 and $15,722,000 per month for the six and three month periods ended June 30, 2005 versus an average monthly deposit of $3,779,000 and $6,061,000 for the six and three month periods ended June 30, 2004, respectively.

     Partnership capital continued to increase during the six month period ended June 30, 2005. The partnership received new limited partner capital contributions of $23,780,000 for the six month period and $13,647,000 for the three month period versus $16,349,000 for the six month period and $8,075,000 for the three month period ended June 30, 2005 and 2004, respectively. Retained earnings of limited partners that have chosen to compound earnings were $4,527,000 for the six month period and $2,312,000 for the three month period ended June 30, 2005, versus $3,408,000 and $1,752,000 for the six and three month periods ended June 30, 2004. The increased partnership capital assisted in the Partnership's ability to increase loans outstanding to $182,102,000 at June 30, 2005, versus $161,930,000 at June 30, 2004. The limited partner contributions of $23,780,000 relate to the partnership's current offering of units, which is currently ongoing. It is likely that the partnership will close the fifth offering in the 3rd quarter of 2005 as the offering will likely become fully subscribed. It is anticipated that a sixth offering of $100,000,000 will open shortly after the close of the fifth offering.

     At June 30, 2005, outstanding loans with filed notices of default were five totaling $6,588,000 or 3.62% of outstanding secured loans versus the five totaling $4,997,000 or 3.07% of outstanding secured loans that existed at June 30, 2004. Two of the foreclosures at June 30, 2005, have entered into workout agreements and one has filed for bankruptcy. These foreclosures are a reflection of the economic times that existed at June 30, 2005 and 2004, and yet are not unusual in the general partners' experience.

     The general partners received mortgage brokerage commissions from loan borrowers of $2,095,000 and $1,343,000 for the six and three month periods ended June 30, 2005 versus $1,497,000 and $895,000 for the six and three month periods ended June 30, 2004, respectively. The increase is due to more loans being funded in the six and three month periods ended June 30, 2005 versus the corresponding period of 2004.

     Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. During 2002 and 2003 the economy stabilized. During 2004 and continuing in 2005, the economy and the Northern California real estate market strengthened. As of June 30, 2005, the partnership had eleven loans past due 90 days or more on interest payments or past maturity, totaling $23,315,000. With respect to five of these eleven loans, we have filed notices of default, beginning the process of foreclosure. The principal amounts of the five loans with filed notices of default total $6,588,000 or 3.62% of the secured loan portfolio. As of June 30, 2005, we have entered into workout agreements with respect to two of these five loans and one of the five loans has filed for bankruptcy.

     The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. In addition to the two workout agreements with borrowers in foreclosure there were three additional borrowers in workout agreements as of June 30, 2005. The partnership has entered into a total of five workout agreements with borrowers inclusive of matured, foreclosed or 90-day delinquent loans. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at June 30, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2005, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2005. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $3,425,000 through June 30, 2005. These provisions for losses were made to protect against collection losses. The total cumulative provision for losses as of June 30, 2005 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     PORTFOLIO  REVIEW  - For the six  months  ended  June  30,  2005  and  2004
----------------

     Loan Portfolio.

     The partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2005 and 2004 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $132,196,000 (72.59%) and $124,071,000
(76.62%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured primarily by Northern California real estate outside of the San Francisco Bay Area counties.

     As of June 30, 2005 and 2004 the partnership held 84 and 86 secured loans, respectively, in the following categories (in thousands):


                                                                            June 30,
                                                 ---------------------------------------------------------------

                                                             2005                              2004
                                                 -----------------------------     -----------------------------

     Single family homes (1-4 units)                $  69,889          38.38%         $  78,644          48.57%
     Apartments (5+ units)                             32,502          17.85%            24,032          14.84%
     Commercial                                        65,566          36.00%            53,862          33.26%
     Land                                              14,145           7.77%             5,392           3.33%
                                                 -------------    ------------     -------------    ------------

            Total                                   $ 182,102         100.00%         $ 161,930         100.00%
                                                 =============    ============     =============    ============

     As of June 30, 2005, the partnership held 84 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2005.

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                       As of June 30, 2005 (in thousands)


                                                                   # of Secured
                                                                       Loans
                                                                                        Amount           Percent
                                                                   --------------    -------------    --------------

     1st Mortgages                                                            48        $ 120,061            65.93%
     2nd Mortgages                                                            30           57,868            31.78%
     3rd Mortgages                                                             6            4,173             2.29%
                                                                   ==============    =============    ==============
          Total                                                               84        $ 182,102           100.00%

     Maturing 12/31/05 and prior                                              15        $  44,960            24.69%
     Maturing prior to 12/31/06                                               17           42,332            23.25%
     Maturing prior to 12/31/07                                               29           66,706            36.63%
     Maturing after 12/31/07                                                  23           28,104            15.43%
                                                                   ==============    =============    ==============
          Total                                                               84        $ 182,102           100.00%

     Average secured loan as a % of secured loan portfolio                              $   2,168             1.19%
     Largest secured loan as a % of secured loan portfolio                                 11,685             6.42%
     Smallest secured loan as a % of secured loan portfolio                                    50             0.03%
     Average secured loan-to-value at time of loan based on
         appraisals and prior liens at time of loan                                                          66.20%
     Largest secured loan as a percent of partnership assets                               11,685             5.27%

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

     During the six and three month periods ended June 30, 2005 and 2004, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:


                                        Six months ended June 30,               Three months ended June 30,
                                  --------------------------------------    -------------------------------------

                                         2005               2004                   2005              2004
                                     --------------    ---------------        ---------------    --------------

           Compounding                $  4,527,000       $  3,408,000           $  2,312,000     $   1,752,000
           Distributing               $  2,528,000       $  2,058,000           $  1,289,000     $   1,053,000

     As of June 30, 2005 and 2004 limited partners electing to receive cash distributions of earnings represented 37% and 38%, respectively, of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through compounded earnings.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of June 30, 2005, many limited partners may not have yet opted for such liquidation. Earnings and capital liquidations including early withdrawals during the six and three month periods ended June 30, 2005 and 2004 were:

                                          Six months ended June 30,              Three months ended June 30,
                                     ------------------------------------     ----------------------------------

                                            2005              2004                  2005              2004
                                        -------------     -------------         --------------    -------------

           Cash distributions            $ 2,528,000      $  2,058,000            $ 1,289,000      $ 1,053,000
           Capital liquidation*          $ 1,022,000      $  1,107,000            $   508,000      $   480,000
                                        -------------     -------------         --------------    -------------

           Total                         $ 3,550,000      $  3,165,000            $ 1,797,000      $ 1,533,000
                                        =============     =============         ==============    =============

     * These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the six and three month periods ended June 30, 2005 and 2004, capital liquidated subject to the 10% penalty for early withdrawal was:

     Six months ended June 30,              Three months ended June 30,
-----------------------------------    -----------------------------------
     2005              2004                  2005              2004
-------------     -------------         --------------    -------------
 $  245,000        $  445,000             $   149,000       $  117,000

     This represents 0.12%, 0.28%, 0.07%, and 0.07% of the limited partners' ending capital as of June 30, 2005 and 2004, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

     Current Economic Conditions.

     From July 1, 2004 through June 30, 2005, the Federal Reserve increased the Federal Funds Rate to 3.25% from 1%. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates but has not yet raised long-term interest rates significantly. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly above those that prevailed in 2004. The recent increases in short term interest rates and to a lesser extent long term interest rates has encouraged those borrowers with interest rates above the current going rates to refinance their indebtedness so as to lock in these historically low interest rates should they move higher in the future However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the year 2005. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 6.75% and 7.25% in 2005.

     The partnership makes loans primarily in Northern California. As of June 30, 2005 and 2004, approximately 72.59%, ($132,196,000) and 76.62%
($124,071,000) of the loans held by the partnership were in six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     The national and Northern California economies continue to improve. Both are exhibiting steady economic growth, low inflation, and improving unemployment numbers. The increases in the price of oil and the pace of real estate appreciation remain a concern. During July of 2005 the Mortgage Bankers Association issued their long term economic forecast through 2007 which included predictions of a 3.5% economic growth rate, a core inflation rate of 1.5% for the next several years, relatively low long-term interest rates rising to perhaps 6.25% for 30-year mortgages, declining unemployment to 4.9%, job growth of about 180,000 jobs per month and a slowdown in residential appreciation to a more sustainable 4.5% per year. These predictions indicate an economy that is continuing to grow and improve, which is good for both mortgage businesses and the real estate industry as a whole.

     The Northern California residential real estate market continued to exhibit strong appreciation during the second quarter of 2005. Values of single family homes in the six county San Francisco Bay Area rose on a June year to year comparison by 18.2%. These price increases are significant but the real estate market may be beginning to slow as sales volumes of homes declined by an average of 9.4% as compared to 2004. The partnership invests a significant amount of its portfolio in residential mortgages and a strong appreciating market assists in creating loan demand and enhancing loan security.

     The Northern California commercial real estate market continued eight consecutive quarters of positive numbers. Space absorption in the office sector continued throughout the Bay Area, while San Francisco was typical. Absorption as reported by Grubb and Ellis was 507,871 square feet for the second quarter and 689,942 for the year to date while Cushman Wakefield reported 447,646 for the second quarter and 860,827 for the year to date. This steady positive absorption continues the progress of whittling down the available office inventory which stood at approximately 22% in San Francisco as little a two years ago. Cushman Wakefield reports overall San Francisco vacancies of 17.6%. Despite the high vacancy rate, rents have begun to increase. C.B. Richard Ellis reported that San Francisco rents averaged $27.18 per square foot while Cushman Wakefield reported that rents averaged $30.24 per square foot. Little new construction is likely to occur as new construction costs run $525 per square foot and top sales prices average $320 per square foot. The three highest per square foot sales transactions in 2005 were $495, $467 and $434 per square foot. Over $2 billion in property has sold in the first half of 2005, which is only $700 million short of the total sales volume in 2004. While 2004 was a record breaking year, it is likely that 2005 will surpass the 2004 record. The continued improvement of the commercial market assists owners in making their debt payments. Increased occupancies and increasing rents assist by adding value to the real estate security of our commercial loans.

     For partnership loans outstanding as of June 30, 2005, the partnership had an average loan-to-value ratio of 66.20%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

     Contractual Obligations

     A summary of the contractual obligations of the partnership as of June 30, 2005 is set forth below (in thousands):

      Contractual Obligation             Total            Less than 1 Year       1-3 Years            3-5 Years
    ----------------------------    -----------------    -----------------    -----------------    ----------------
    Line of credit                     $       8,000       $          222       $        7,778       $           -
    Construction loans                         1,361                1,361                    -                   -
    Rehabilitation loans                       9,212                9,212                    -                   -
                                    -----------------    -----------------    -----------------    ----------------

         Total                         $      18,573       $       10,795       $        7,778       $           -
                                    =================    =================    =================    ================

     Part I - Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and loans to the partnership pursuant to its line of credit as of June 30, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2005 (in thousands):

                                     2005        2006         2007         2008        2009      Thereafter      Total
                                  ----------- ------------ ------------ ----------- ------------ ------------ ------------
Interest earning assets:
Money market accounts                $ 5,417                                                                    $   5,417
Average interest rate                  1.45%                                                                        1.45%
Loans secured by deeds of
   trust                             $44,960       42,332       66,706       7,417        7,363       13,324    $ 182,102
Average interest rate                 10.96%       10.43%        9.14%      11.15%        9.27%        8.59%        9.93%
Loans, unsecured                                                            $   34                              $      34
Average interest rate                                                            -                                      -
Interest bearing liabilities:
Line of credit                       $ 8,000                                                                    $   8,000
Average interest rate                  6.25%                                                                        6.25%

     Market Risk.

     The partnership's line of credit bears interest at a variable rate, tied to the prime rate. As a result, the partnership's primary market risk exposure with respect to its obligations is changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit. The partnership may also suffer market risk tied to general trends affecting real estate values that may impact the partnership's security for its loans.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of June 30, 2005 the general partners have determined that the allowance for loan losses and real estate held for sale of $3,425,000 (1.67% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2005, ten loans were delinquent over 90 days on interest payments amounting to $16,812,000. This includes five matured loans totaling $12,471,000. In addition, one other loan for $6,503,000 was also past maturity but was current in interest payment as of June 30, 2005.

     The partnership also makes loans requiring periodic disbursements of funds. As of June 30, 2005, there were eleven such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans which are periodically disbursed, as of June 30, 2005, is set forth below:

                                                Complete Construction            Rehabilitation
                                              ------------------------        ---------------------

             Disbursed funds                       $  14,570,000                  $  23,092,000
             Undisbursed funds                     $   1,361,000                  $    9,212,000

                                                   --------------               ----------------
                  Total commitments                $  15,931,000                  $  32,304,000
                                                   ==============               ================


     "Construction Loans" are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of June 30, 2005, the partnership had commitments for Construction Loans totaling $15,931,000, of which $14,570,000 had been disbursed and $1,361,000 remains to be disbursed.

     The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans. These loans are referred to by management as "Rehabilitation Loans". As of June 30, 2005 the partnership had commitments for Rehabilitation Loans totaling $32,304,000, of which $23,092,000 had been disbursed and $9,212,000 remains to be disbursed. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

     Part I - Item 4. CONTROLS AND PROCEDURES

     As of June 30, 2005, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the partnership's internal control over financial reporting during the partnership's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership's internal control over financial reporting.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of August 2005.

     REDWOOD MORTGAGE INVESTORS VIII



     By: /S/ Michael R. Burwell
         ------------------------------------
         Michael R. Burwell, General Partner


     By: Gymno Corporation, General Partner



     By: /S/ Michael R. Burwell
         --------------------------------------
         Michael R. Burwell, President, Secretary/Treasurer
         & Chief Financial Officer


     By: Redwood Mortgage Corp.



          By:     /S/ Michael R. Burwell
                  ---------------------------------------
                  Michael R. Burwell, President, Secretary/Treasurer

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




/s/ Michael R. Burwell
--------------------------------
Michael R. Burwell, General Partner
August 15, 2005

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



/s/ Michael R. Burwell
--------------------------------
Michael R. Burwell, President, Secretary/Treasurer
and Chief Financial Officer of Gymno Corporation, General
Partner, and Redwood Mortgage Corp., General Partner
August 15, 2005

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, General Partner
August 15, 2005

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
August 15, 2005