Form 10-Q
period 2005-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2005-11-14
CIK 889123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No       XX
    --------------         --------------

Part I - Item 1.   FINANCIAL STATEMENTS

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2005 and DECEMBER 31, 2004 (unaudited)
                                 (in thousands)

                                     ASSETS

                                                                                       September 30,        December 31,
                                                                                          2005                 2004
                                                                                     ----------------     ---------------
Cash and cash equivalents                                                              $       9,029        $     16,301
                                                                                     ----------------     ---------------

Loans
  Loans, secured by deeds of trust                                                           207,311             171,745
  Loans, unsecured                                                                                34                  34
  Allowance for loan losses                                                                  (2,502)             (2,343)
                                                                                     ----------------     ---------------
       Net loans                                                                             204,843             169,436
                                                                                     ----------------     ---------------

Interest and other receivables
  Accrued interest and late fees                                                               5,347               4,895
  Advances on loans                                                                               57                 131
                                                                                     ----------------     ---------------
                                                                                               5,404               5,026
                                                                                     ----------------     ---------------

Loan origination fees, net                                                                        15                  62
Real estate held for sale, net of allowance of $1,000                                         21,085               9,793
                                                                                     ----------------     ---------------

       Total assets                                                                    $     240,376        $    200,618
                                                                                     ================     ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Line of credit                                                                     $      17,000        $     16,000
    Accounts payable                                                                              66                  25
    Payable to affiliate                                                                         659                 638
                                                                                     ----------------     ---------------
       Total liabilities                                                                      17,725              16,663
                                                                                     ----------------     ---------------

Minority interest                                                                              3,038                   -
                                                                                     ----------------     ---------------
Investors in applicant status                                                                  3,390                 424
                                                                                     ----------------     ---------------

Partners' capital
    Limited partners' capital, subject to redemption net of unallocated syndication costs of $1,566 and $1,084 for September 30, 2005 and December
      31, 2004, respectively; and formation loan receivable of $11,230 and
      $9,751 for September 30, 2005 and December 31, 2004, respectively                      216,038             183,368

    General partners' capital, net of unallocated syndication costs of $16 and
      $11 for September 30, 2005 and December 31, 2004, respectively                             185                 163
                                                                                     ----------------     ---------------

       Total partners' capital                                                               216,223             183,531
                                                                                     ----------------     ---------------

       Total liabilities and partners' capital                                         $     240,376        $    200,618
                                                                                     ================     ===============


     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (unaudited)
             (in thousands, except for per limited partner amounts)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                          --------------------------------     -------------------------------
                                                              2005               2004              2005              2004
                                                          --------------     -------------     -------------     -------------
Revenues
  Interest on loans                                         $     4,911        $    4,378        $   13,305        $   11,723
  Interest-bank                                                       4                 6                88                25
  Late fees                                                          28                60                85               172
  Gain on sale of real estate held for sale                           -                 -               183                 -
  Imputed interest on formation loan                                100                57               299               171
  Other                                                              56                 3               162                48
                                                          --------------     -------------     -------------     -------------
                                                                  5,099             4,504            14,122            12,139
                                                          --------------     -------------     -------------     -------------
Expenses
  Mortgage servicing fees                                           479               422             1,228             1,115
  Interest expense                                                  113               223               149               352
  Amortization of loan origination fees                              15                17                50                44
  Provisions for losses on loans and real estate held
     for sale                                                        77               400               168               842
  Asset management fees                                             212               163               592               454
  Clerical costs through Redwood Mortgage Corp.                      79                77               217               229
  Professional services                                              21                20               101               126
  Amortization of discount on imputed interest                      100                57               299               171
  Other                                                              48                39               123               109
                                                          --------------     -------------     -------------     -------------
                                                                  1,144             1,418             2,927             3,442
                                                          --------------     -------------     -------------     -------------
       Net income                                           $     3,955        $    3,086        $   11,195        $    8,697
                                                          ==============     =============     =============     =============

Net income:    general partners (1%)                        $        40        $       31        $      112        $       87
               limited partners (99%)                             3,915             3,055            11,083             8,610
                                                          --------------     -------------     -------------     -------------
                                                            $     3,955        $    3,086        $   11,195        $    8,697
                                                          ==============     =============     =============     =============
Net income per $1,000 invested by limited
    partners for entire period

  -where income is compounded and retained                  $     17.07        $    17.54        $    52.32        $    53.78
                                                          ==============     =============     =============     =============

  -where partner receives income in monthly
       distributions                                        $     16.97        $    17.44        $    51.14        $    52.54
                                                          ==============     =============     =============     =============




     The accompanying notes are an integral part of the consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (unaudited)
                                 (in thousands)

                                                                             2005             2004
                                                                        --------------   --------------
           Cash flows from operating activities
             Net income                                                   $    11,195      $     8,697
             Adjustments to reconcile net income to net cash
               provided by operating activities
                Imputed interest income                                         (299)            (171)
                Amortization of discount                                          299              171
                Amortization of loan origination fees                              50               44
                Provision for loan and real estate losses                         168              842
                 Gain on sale of real estate                                    (183)                -
                 Change in operating assets and liabilities
                  Accrued interest and late fees                                (994)          (2,100)
                  Advances on loans                                              (26)               60
                  Loan origination fees                                           (3)             (12)
                  Accounts payable                                                 41               90
                  Payable to affiliate                                             21              146
                  Prepaid expenses                                                  -              (4)
                                                                        --------------   --------------

           Net cash provided by operating activities                           10,269            7,763
                                                                        --------------   --------------

           Cash flows from investing activities
             Loans originated                                               (137,471)         (86,044)
             Principal collected on loans                                      93,545           41,768
             Payments for development of real estate                            (756)                -
             Proceeds from disposition of real estate                           1,541                -
                                                                        --------------   --------------
           Net cash used in investing activities                             (43,141)         (44,276)
                                                                        --------------   --------------

           Cash flows from financing activities
             Increases on line of credit, net                                   1,000           10,000
             Contributions by partner applicants                               32,167           29,430
             Partners' withdrawals                                            (5,519)          (4,697)
             Syndication costs paid                                             (672)            (332)
             Formation loan lending                                           (2,397)          (2,073)
             Formation loan collections                                           884              646
             Increase in minority interest                                        137                -
                                                                        --------------   --------------

           Net cash provided by financing activities                           25,600           32,974
                                                                        --------------   --------------

           Net decrease in cash and cash equivalents                          (7,272)          (3,539)

           Cash and cash equivalents - beginning of period                     16,301            8,921
                                                                        --------------   --------------

           Cash and cash equivalents - end of period                            9,029            5,382
                                                                        ==============   ==============

           Supplemental disclosures of cash flow information
               Cash paid for interest                                     $       149      $       352
                                                                        ==============   ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

     The following summarizes Formation Loan transactions to September 30, 2005 (in thousands):

                                 1st           2nd           3rd           4th           5th           6th           Total
                              ----------    ----------    ----------    ----------    ----------    ----------    -----------
Limited partner
  contributions                 $14,932       $29,993       $29,999       $49,985       $74,904       $ 4,529       $204,342
                              ==========    ==========    ==========    ==========    ==========    ==========    ===========

Formation loan made               1,075         2,272         2,218         3,777         5,660           308         15,310
Discount on imputed
  interest                          (7)         (204)         (234)         (430)       (1,380)         (135)        (2,390)
                              ----------    ----------    ----------    ----------    ----------    ----------    -----------

Formation loan made, net          1,068         2,068         1,984         3,347         4,280           173         12,920
Repayments to date                (862)       (1,156)         (697)         (755)         (310)             -        (3,780)
Early withdrawal
  penalties applied                (79)         (121)          (86)          (14)             -             -          (300)
                              ----------    ----------    ----------    ----------    ----------    ----------    -----------

Formation loan, net
  at September 30, 2005             127           791         1,201         2,578         3,970           173          8,840
Unamortized discount
  on imputed interest                 7           204           234           430         1,380           135          2,390
                              ----------    ----------    ----------    ----------    ----------    ----------    -----------

Balance
  September 30, 2005            $   134       $   995       $ 1,435       $ 3,008       $ 5,350       $   308       $ 11,230
                              ==========    ==========    ==========    ==========    ==========    ==========    ===========

Percent loaned                     7.2%          7.6%          7.4%          7.6%          7.6%          6.8%           7.5%
                              ==========    ==========    ==========    ==========    ==========    ==========    ===========

     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings' close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the nine month periods ended September 30, 2005 and 2004, amortization expense of $299,000 and $171,000, respectively, was recorded related to the discount on the imputed interest.

Syndication costs

     The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 1 - GENERAL (continued)

Syndication costs (continued)

     Through September 30, 2005, syndication costs of $3,646,000 had been incurred by the partnership with the following distribution (in thousands):

         Costs incurred                                 $     3,646
         Early withdrawal penalties applied                   (112)
         Allocated to date                                  (1,952)
                                                      --------------

         September 30, 2005 balance                     $     1,582
                                                      ==============

     Syndication costs attributable to the fifth offering ($75,000,000) will be limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. The fifth offering closed August, 2005. As of September 30, 2005, the fifth offering had incurred syndication costs of $800,000 (1.07% of contributions).

     The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of September 30, 2005 the sixth offering had incurred syndication costs of $377,000 (8.32% of contributions). Syndication costs are typically higher in the early stages of an offering.


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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust

     At September 30, 2005 and December 31, 2004, the partnership had eight loans, past due 90 days or more in interest payments ("90 day Past Due Loans") totaling $16,360,000 and $23,101,000, respectively. Included in the 90 day Past Due Loans are five loans and three loans totaling $12,471,000 and $6,135,000 at September 30, 2005 and December 31, 2004, respectively, which are past maturity (see Note 8). Additionally, at September 30, 2005 and December 31, 2004, the Partnership had four loans and three loans past maturity with outstanding principal balances of $12,670,000 and $1,912,000, for a combined total of twelve loans and eleven loans as of each period past due 90 days or more in interest payments, and/or past maturity totaling $29,030,000 and $25,013,000. A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. These delinquent and/or past maturity loans also had accrued interest, advances and late charges due as of September 30, 2005 and December 31, 2004 of $3,507,000 and $3,202,000, respectively. The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At September 30, 2005 and December 31, 2004, there were no loans categorized as impaired by the partnership.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2005 and December 31, 2004 was as follows (in thousands):

                                              September 30,       December 31,
                                                  2005                2004
                                             ---------------    ---------------
         Impaired loans                        $          -       $          -
         Specified loans                                137                137
         General                                      2,365              2,206
         Unsecured loans                                  -                  -
                                             ---------------    ---------------
                                               $      2,502       $      2,343
                                             ===============    ===============

     Activity in the allowance for loan losses for the nine months through September 30, 2005 and for the year ended December 31, 2004 was as follows (in thousands):

                                              September 30,       December 31,
                                                  2005               2004
                                             ---------------    ---------------
         Beginning balance                     $      2,343       $      2,649
         Additions charged to income                    168              1,146
         Write-offs                                     (9)              (952)
         Transferred to real estate held
           for sale reserve                               -              (500)
                                             ---------------    ---------------
                                               $      2,502       $      2,343
                                             ===============    ===============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES (continued)

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


NOTE 4 - REAL ESTATE HELD FOR SALE

     During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian is wholly owned by the partnership. Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. As of September 30, 2005 and December 31, 2004, the partnership had advanced approximately $202,000 and $150,000, respectively, to Russian for sales and maintenance costs. At September 30, 2005 and December 31, 2004, the partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

     In September, 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership's investment totaled $1,937,000 including accrued interest and advances. The borrower began a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. As of September 30, 2005, the partnership has capitalized approximately $184,000 in costs related to this property. Management has established a reserve of $500,000 to cover potential losses for this property, based upon management's estimate of the fair value of the property.

     In December, 2004, the partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of September 30, 2005 the partnership's investment in this property totaled $4,403,000, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property. This property is jointly owned by two other affiliated partnerships.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 4 - REAL ESTATE HELD FOR SALE (continued)

     In February, 2005, the partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the partnership took ownership of the property, the partnership's investment, together with three other affiliate partnerships, totaled $10,536,000 including accrued interest and advances. The partnership intends to undertake additional improvements to the property. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover the entire partnership investment. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Property Company, LLC ("Larkin"). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. As of September 30, 2005, the Partnership has capitalized approximately $546,000 in costs related to this property. As of September 30, 2005 the Partnership's investment, together with the other affiliated partnerships, totaled $11,082,000.

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of September 30, 2005 and December 31, 2004:

                                           September 30,       December 31,
                                               2005                2004
                                         ----------------    ---------------
    Cost of properties                     $  22,085,000       $ 10,793,000
    Reduction in value                       (1,000,000)        (1,000,000)
                                         ----------------    ---------------
      Real estate held for sale, net       $  21,085,000       $  9,793,000
                                         ================    ===============


NOTE 5 - BANK LINE OF CREDIT

     The partnership has a bank line of credit expiring November 15, 2006, of up to $42,000,000 at prime, secured by its loan portfolio. The outstanding balances were $17,000,000 and $16,000,000 at September 30, 2005 and December 31, 2004,
respectively. The interest rate was 6.75% (prime) at September 30, 2005. This credit facility provides for a two year revolving credit line and thereafter an option to amortize the then existing balance over a 36 month term. The line of credit calls for certain financial covenants. To the best of its knowledge, the partnership was in compliance with these covenants for the nine month period ended September 30, 2005 and for the year ended December 31, 2004.


NOTE 6 - NON-CASH TRANSACTIONS

     During the first quarter of 2005 the partnership acquired a real estate property through foreclosure and in order to reduce potential liabilities, subsequently transferred the property at its book value to a newly formed limited liability company ("LLC"). This transaction resulted in an increase in real estate held for sale of $10,536,000, a decrease in loans receivable, accrued interest, advances, and late charge receivable of $7,635,000, and an increase in minority interest of $2,901,000, which was the affiliate partnerships' interest in the property.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans carrying value was $207,311,000 and $171,745,000 at September 30, 2005 and December 31, 2004, respectively. The fair value of these loans of $207,848,000 and $173,067,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

     Most loans are secured by recorded deeds of trust. At September 30, 2005 and December 31, 2004 there were 93 and 75 secured loans outstanding, respectively, with the following characteristics:

                                                                             September 30,         December 31,
                                                                                 2005                  2004
                                                                           ----------------      ----------------
   Number of secured loans outstanding                                                  93                    75
   Total secured loans outstanding                                           $     207,311         $     171,745

   Average secured loan outstanding                                          $       2,229         $       2,289
   Average secured loan as percent of total secured loans                            1.08%                 1.33%
   Average secured loan as percent of partners' capital                              1.03%                 1.25%

   Largest secured loan outstanding                                          $      11,685         $      12,045
   Largest secured loan as percent of total secured loans                            5.64%                 7.01%
   Largest secured loan as percent of partners' capital                              5.40%                 6.56%
   Largest secured loan as percent of total assets                                   4.86%                 6.00%

   Number of counties where security is located (all California)                        21                    17

   Largest percentage of secured loans in one county                                28.28%                20.48%

   Average secured loan to appraised value of security based on
     appraised values and prior liens at time loan was consummated                  67.29%                56.94%

   Number of secured loans in foreclosure status                                         3                     6
   Amount of secured loans in foreclosure                                    $       6,135         $      14,682

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     The following secured loan categories were held at September 30, 2005, and December 31, 2004:

                                                                               September 30,        December 31,
                                                                                   2005                2004
                                                                             -----------------    ---------------

   First Trust Deeds                                                           $      131,292       $    115,082
   Second Trust Deeds                                                                  71,279             50,282
   Third Trust Deeds                                                                    4,740              6,381
                                                                             -----------------    ---------------
         Total loans                                                                  207,311            171,745
   Prior liens due other lenders at time of loan                                      215,898             99,140
                                                                             -----------------    ---------------

         Total debt                                                            $      423,209       $    270,885
                                                                             =================    ===============

   Appraised property value at time of loan                                    $      628,912       $    475,710
                                                                             -----------------    ---------------

         Total secured loans as a percent of appraisals based on appraised
           values and prior liens at time loan was consummated                         67.29%             56.94%
                                                                             -----------------    ---------------

   Secured loans by type of property
       Owner occupied homes                                                    $        5,184       $      9,234
       Non-owner occupied homes                                                        97,707             75,125
       Apartments                                                                      18,734             30,981
       Commercial                                                                      67,777             54,670
       Land                                                                            17,909              1,735
                                                                             -----------------    ---------------

                                                                               $      207,311       $    171,745
                                                                             =================    ===============

     The interest rates on the loans range from 8.00% to 15.00% at September 30, 2005. This range of interest rates is typical of our portfolio.

     Scheduled maturity dates of loans as of September 30, 2005 are as follows:

                 Year Ending December 31,               Amount
              -------------------------------       --------------

                           2005                       $    34,294
                           2006                            41,198
                           2007                            81,447
                           2008                            17,628
                           2009                             6,053
                        Thereafter                         26,691
                                                    --------------
                                                      $   207,311
                                                    ==============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

     The scheduled maturities for 2005 include nine past maturity loans totaling $25,141,000, and representing 12.13% of the portfolio at September 30, 2005. Interest payments on five of these loans were categorized as 90 days or more delinquent. Several borrowers are in process of selling the properties or refinancing their loans through other institutions, as this is an opportune time for them to do so and/or take advantage of lower interest rates. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these nine past maturity loans, the partnership has begun foreclosure proceedings by filing a notice of default on three with aggregate principal balances totaling $6,135,000.

     Cash deposits at September 30, 2005 exceeded FDIC insurance limits (up to $100,000 per bank) by approximately $1,968,000.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

     The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At September 30, 2005 there were $13,058,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of September 30, 2005. There are two loans totaling $6,808,000 in workout agreements as of September 30, 2005.

Legal proceedings

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.


NOTE 10 - SUBSEQUENT EVENTS

     None

Part I - Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2005, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $3,063,000 and $2,061,000 for the nine month periods ended September 30, 2005 and 2004, and $968,000 and $718,000 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $1,228,000 and $1,115,000 were incurred for the nine month periods ended September 30, 2005 and 2004 and $479,000 and $422,000 were incurred for the three month periods ended September 30, 2005 and 2004, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $592,000 and $454,000 were incurred for the nine month periods ended September 30, 2005 and 2004, and $212,000 and $163,000 were incurred for the three month periods ended September 30, 2005 and 2004, respectively.

     o Other Fees The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees totaled $57,000 and $38,000 for the nine month periods ended September 30, 2005 and 2004, and $18,000 and $9,000 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $112,000 and $87,000 for the nine month periods ended September 30, 2005 and 2004, and $40,000 and $31,000 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Operating Expenses Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Operating expenses totaling $217,000 and $229,000 for the nine month periods ended September 30, 2005 and 2004, and $79,000 and $77,000 for the three month periods ended September 30, 2005 and 2004, respectively, were reimbursed to Redwood Mortgage Corp, which included a waiver of approximately $20,000 in second quarter operating expense reimbursement.

     o Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2005 and December 31, 2004, a general partner, Gymno Corporation, had contributed $202,000 and $174,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

     Results of Operations - For the nine and three months ended September 30, 2005 and 2004

     Changes in the partnership's operating results for the nine and three month periods ended September 30, 2005 versus 2004 are discussed below:

                                                                  Changes during the            Changes during the
                                                                  nine months ended             three months ended
                                                                  September 30, 2005            September 30, 2005
                                                                     versus 2004                   versus 2004
                                                                ----------------------        ---------------------

        Net income                                                   $   2,498,000                 $    869,000
                                                                   ================              ===============
          Revenue
             Interest on loans                                           1,582,000                      533,000
             Interest - bank                                                63,000                      (2,000)
             Late fees                                                    (87,000)                     (32,000)
             Gain on sale of real estate held for sale                     183,000                            -
             Imputed interest on formation loan                            128,000                       43,000
             Other                                                         114,000                       53,000
                                                                   ----------------              ---------------
                                                                     $   1,983,000                 $    595,000
                                                                   ----------------              ---------------

          Expenses
             Mortgage servicing fees                                       113,000                       57,000
             Interest expense                                            (203,000)                    (110,000)
             Amortization of loan origination fees                           6,000                      (2,000)
             Provision for losses on loans and real estate
               held for sale                                             (674,000)                    (323,000)
             Asset management fees                                         138,000                       49,000
             Clerical costs through Redwood Mortgage Corp.                (12,000)                        2,000
             Professional services                                        (25,000)                        1,000
             Amortization of discount on imputed interest                  128,000                       43,000
             Other                                                          14,000                        9,000
                                                                   ----------------              ---------------
                                                                     $   (515,000)                 $  (274,000)
                                                                   ----------------              ---------------

                  Net income increase                                $   2,498,000                 $    869,000
                                                                   ================              ===============

     The increase in interest on loans of $1,582,000 (13%) for the nine month period, and $533,000 (12%) for the three month period ended September 30, 2005 as compared to the same periods in 2004, was due primarily to the increased size of the partnership secured loan portfolio of $207,311,000 at September 30, 2005 as compared to $189,880,000 at September 30, 2004. The increase in interest on loans for the nine month period ended September 30, 2005 was mitigated by a lower average portfolio interest rate of 9.98% at September 30, 2005 as compared to 10.36% at September 30, 2004. Average loan balances for the nine and three month periods ended September 30, 2005 and 2004 were $175,079,000 and $153,172,000 for the nine month periods and $201,273,000 and $175,322,000 for the three month periods, respectively.

     The increase in mortgage servicing fees of $113,000 (10%) for the nine month period and $57,000 (14%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 is primarily due to an increase in the average size of the loan portfolio from $153,172,000 as of September 30, 2004 to an average size of $175,079,000 as of September 30, 2005.

     The decrease in interest expense of $203,000 (57.67%) and $110,000 (49.33%) for the nine and three month periods ended September 30, 2005 as compared to the same periods in 2004 is primarily due to the lower average outstanding balance of the line of credit during the first nine months of 2005. During the first half of 2005 the partnership did not significantly utilize the line of credit facility. Instead, loan commitments were funded from loan pay-offs and proceeds from the sales of limited partner units. During the first quarter of 2005 interest expense of $36,000 was paid on the line of credit balance of $16,000,000 that was brought forward from December 31, 2004. During the second quarter of 2005 no interest expense on line of credit was recorded as there was no borrowing made during the greater part of the quarter, except for $8,000,000 which was made at June 30, 2005. During the third quarter of 2005 the partnership incurred an average borrowing of $7,766,000 at an average interest rate of 6.47% compared to an average borrowing of $20,348,000 at an average rate of 4.34% during the third quarter of 2004.

     The decrease in provision for losses on loans and real estate held for sale of $674,000 (80%) for the nine month period and $323,000 (81%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 is due to management's determination that a total provision of $3,502,000 was adequate based on the loan and real estate held for sale balances as of September 30, 2005. As of September 30, 2005 the loan portfolio has a loan-to-value ratio of 67.29%, based on appraised values and prior liens at the time the loans were consummated. Across virtually all of California, real estate values are stable or rising. The partnership's real estate held for sale properties will benefit from the strong real estate market. Consequently, management did not believe that significant additions to the provision for losses against loans and real estate held for sale was warranted.

     The increase in the asset management fees of $138,000 (30.40%) for the nine month period and $49,000 (30.06%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 is due to an increase in the limited partners' capital under management to $216,038,000 at September 30, 2005 from $169,942,000 at September 30, 2004.

     The decrease in professional fees of $25,000 for the nine month period and increase of $1,000 for the three month period ended September 30, 2005 as compared to the same periods in 2004 is primarily due to timing of billing and payment of fees associated with various partnership regulatory filings.

     The increase in amortization of loan origination fees of $6,000 during the nine month period ended September 30, 2005 as compared to the same period in 2004 is due to a revision of fee rates and an extension of the maturity date on the increased line of credit when the credit line was increased from $32,000,000 to $42,000,000 in November, 2004. The decrease in fees of $2,000 during the three month period ended September 30, 2005 as compared to the same period in 2004 is primarily due to amortization of pre-paid fees at an accelerated rate during the 2004 period.

     The increase in other income of $114,000 for the nine month period and $53,000 for the three month period ended September 30, 2005 as compared to the same periods in 2004 is primarily a result of an increase in miscellaneous income received from the sale of partnership units. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor's election to retain earnings (9%) or have their earnings distributed (5%). As of September 30, 2005 $125,000 was paid and recorded under other income for such amount, contributed by Redwood Mortgage Corp. to the partnership.

     The increase in gain on sale of real estate held for sale of $183,000 for the nine month period ended September 30, 2005 as compared to the same period in 2004 was primarily due to a gain realized upon the disposal of a real estate property during the first quarter of 2005. No real estate sales occurred during the second and third quarters of 2005.

     The increase in imputed interest and related amortization of discount on imputed interest of $128,000 for the nine month period and $43,000 for the three month period ended September 30, 2005 as compared to the same periods in 2004 is primarily due to increases in the Formation Loan due to additional limited partnership investments.

     The increase in bank interest of $63,000 for the nine month period ended September 30, 2005 as compared to the same period in 2004 is due to larger average monthly deposits of $9,693,000 and $3,465,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The decrease in bank interest of $2,000 for the three month period ended September 30, 2005 as compared to the same period in 2004 is due to smaller average monthly deposits of $1,224,000 and $2,837,000 for the three month periods ended September 30, 2005 and 2004, respectively.

     At September 30, 2005, outstanding loans with filed notices of default were three and they totaled $6,135,000 or 2.96% of outstanding secured loans as compared to the four totaling $7,439,000 or 3.92% of outstanding secured loans that existed at September 30, 2004. As to one of the outstanding loans with a filed notice of default at September 30, 2005, the borrower is in bankruptcy. These foreclosures are a reflection of the economic times that existed at September 30, 2005 and 2004, and are not unusual in the general partners' experience.

     The general partners received mortgage brokerage commissions from loan borrowers of $3,063,000 and $968,000 for the nine and three month periods ended September 30, 2005 as compared to $2,061,000 and $718,000 for the nine and three month periods ended September 30, 2004, respectively. The increase is due to more loans being funded in the nine and three month periods ended September 30, 2005 as compared to the corresponding periods of 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. During 2002 and 2003 the economy stabilized. During 2004 and continuing in 2005, the economy and the Northern California real estate market strengthened. As of September 30, 2005, the partnership had twelve loans past due 90 days or more on interest payments and/or past maturity, totaling $29,030,000. With respect to three of these twelve loans, we have filed notices of default, beginning the process of foreclosure.

     The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of September 30, 2005 the partnership had entered into a total of two workout agreements with borrowers inclusive of current, matured, and 90-day delinquent loans. These two workout agreements involved loans totaling $6,808,000. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at September 30, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2005, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2005. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $3,502,000 through September 30, 2005. These provisions for losses were made to protect against collection losses. The total cumulative provision for losses as of September 30, 2005 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.


PORTFOLIO REVIEW - For the nine months ended September 30, 2005 and 2004

Loan Portfolio.

     The partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2005 and 2004 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $148,737,000 (71.75%) and $143,815,000
(75.74%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured primarily by Northern California real estate outside of the San Francisco Bay Area counties.

     As of September 30, 2005 and 2004 the partnership held 93 and 85 secured loans, respectively, in the following categories (in thousands):

                                                                         September 30,
                                                 ---------------------------------------------------------------
                                                             2005                              2004
                                                 -----------------------------     -----------------------------
     Single family homes (1-4 units)               $  102,891          49.63%        $  105,078          55.34%
     Commercial                                        67,777          32.69%            56,415          29.71%
     Apartments (5+ units)                             18,734           9.04%            24,320          12.81%
     Land                                              17,909           8.64%             4,067           2.14%
                                                 -------------    ------------     -------------    ------------

            Total                                  $  207,311         100.00%        $  189,880         100.00%
                                                 =============    ============     =============    ============

     As of September 30, 2005, the partnership held 93 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2005.

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                     As of September 30, 2005 (in thousands)

                                                                       # of
                                                                      Secured
                                                                       Loans            Amount          Percent
                                                                   -------------    -------------    -------------
     1st Mortgages                                                           54       $  131,292           63.33%
     2nd Mortgages                                                           33           71,279           34.38%
     3rd Mortgages                                                            6            4,740            2.29%
                                                                   =============    =============    =============
          Total                                                              93       $  207,311          100.00%

     Maturing 12/31/05 and prior                                             12       $   34,294           16.54%
     Maturing prior to 12/31/06                                              16           41,198           19.87%
     Maturing prior to 12/31/07                                              39           81,447           39.29%
     Maturing after 12/31/07                                                 26           50,372           24.30%
                                                                   =============    =============    =============
          Total                                                              93       $  207,311          100.00%

     Average secured loan as a % of secured loan portfolio                            $    2,229            1.08%
     Largest secured loan as a % of secured loan portfolio                                11,685            5.64%
     Smallest secured loan as a % of secured loan portfolio                                   71            0.03%
     Average secured loan-to-value at time of loan based on
       appraisals and prior liens at time of loan                                                          67.29%
     Largest secured loan as a percent of partnership assets                              11,685            4.86%

Liquidity and Capital Resources.

     Partnership capital continued to increase during the nine month period ended September 30, 2005. The partnership received new limited partner capital contributions of $32,121,000 for the nine month period and $8,341,000 for the three month period ended September 30, 2005 as compared to $29,393,000 for the nine month period and $13,043,000 for the three month period ended September 30, 2004. Retained earnings of limited partners that have chosen to compound earnings were $7,003,000 for the nine month period and $2,476,000 for the three month period ended September 30, 2005, as compared to $5,278,000 for the nine month period and $1,870,000 for the three month period ended September 30, 2004. The increased partnership capital assisted in the Partnership's ability to increase loans outstanding to $207,311,000 at September 30, 2005, as compared to $189,880,000 at September 30, 2004. The partnership closed the fifth offering in August, 2005 with subscriptions of $74,904,000 for the $75,000,000 offering. The sixth offering of $100,000,000 commenced on August 4, 2005. Of the $32,121,000 in limited partner contributions for the nine month period ended September 30, 2005 $27,592,000 related to the partnership's fifth offering and $4,529,000 related to the sixth offering. The decrease in contributions during the three months ended September 30, 2005 as compared to the same period in 2004 was due to the closing of the fifth offering and the commencing of the sixth offering in August, 2005. It is normal for new limited partner capital contributions to decrease when an offering closes and a new offering begins.

     The partnership relies upon purchases of units, loan payoffs, borrowers' mortgage payments, and to a lesser degree, its line of credit for the source of funds for loans and for the undisbursed portion of Construction Loans and Rehabilitation Loans (see the discussion under the caption "ASSET QUALITY" in Item 3 of Part I of this Form 10-Q). Mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could experience a surge of unit purchases by prospective limited partners, and/or significant borrower prepayments. In such event, if the partnership can only obtain the then existing lower rates of interest, there may be a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and cash distribution requirements to limited partners. Excess cash flow is invested in new loan opportunities, and for funding the undisbursed portion of Construction and Rehabilitation Loans, and is used to reduce the partnership credit line or for other partnership business.

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

     During the nine and three month periods ended September 30, 2005 and 2004, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                      Nine months ended September 30,          Three months ended September 30,
                                   -------------------------------------    -------------------------------------
                                         2005               2004                   2005              2004
                                     --------------    ---------------        ---------------    --------------
           Compounding                 $ 7,003,000       $  5,278,000           $  2,476,000       $ 1,870,000
           Distributing                $ 3,906,000       $  3,194,000           $  1,378,000       $ 1,136,000

     As of September 30, 2005 and 2004 limited partners electing to receive cash distributions of earnings represented 37% and 38%, respectively, of the limited partners' outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through compounded earnings.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner's initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of September 30, 2005, many limited partners may not have yet opted for such liquidation. Earnings and capital liquidations including early withdrawals during the nine and three month periods ended September 30, 2005 and 2004 were:

                                         Nine months ended September 30,         Three months ended September 30,
                                      ------------------------------------     ------------------------------------
                                            2005               2004                   2005              2004
                                        --------------    --------------         --------------    --------------
           Cash distributions             $ 3,906,000       $ 3,194,000            $ 1,378,000       $ 1,136,000
           Capital liquidation*           $ 1,547,000       $ 1,469,000            $   524,000       $   362,000
                                        --------------    --------------         --------------    --------------
           Total                          $ 5,453,000       $ 4,663,000            $ 1,902,000       $ 1,498,000
                                        ==============    ==============         ==============    ==============

     * These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the nine and three month periods ended September 30, 2005 and 2004, capital liquidated subject to the 10% penalty for early withdrawal was:

                   Nine months ended September 30,           Three months ended September 30,
                -------------------------------------     ------------------------------------
                       2005              2004                    2005              2004
                  --------------    ---------------         --------------    --------------
                    $   443,000       $    542,000            $   198,000       $    97,000

     This represents 0.09% (three months ended September 30, 2005), 0.05% (three months ended September 30, 2004), 0.21% (nine months ended September 30, 2005) and 0.30% (nine months ended September 30, 2004) of the limited partners' ending capital as of the end of the respective periods. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

     From July 1, 2004 through September 30, 2005, the Federal Reserve increased the Federal Funds Rate to 3.75% from 1%. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates; and while long-term interest rates have risen, they have not increased at a pace comparable to the rise in short-term rates. In the future the general partners anticipate that interest rates will likely change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly above those that prevailed in 2004. The recent increases in short term interest rates, and to a lesser extent long term interest rates, have encouraged those borrowers with interest rates above the current going rates to refinance their indebtedness to lock in these historically low interest rates should they increase in the future. Demand for loans from qualified borrowers continues to be strong and as loan repayments occur, the general partners expect to replace the paid off loans with loans at interest rates attainable in the then existing interest rate environment. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the remainder of 2005. Based upon the rates payable in connection with the existing loans, anticipated interest rates to be charged by the partnership, and the general partners' experience, the general partners anticipate that the partnership's annualized yield will range between 6.75% and 7.25% in 2005.

     During the third quarter of 2005, the United States economy as a whole performed well. Early estimates of a 3.8% third quarter Real Gross Domestic Product shows a continuation of the previous nine consecutive quarters of expansion in excess of 3% (BEA 11/05). The United States unemployment rate for October, 2005 was 5% and has hovered close to that level throughout the second and third quarters of 2005. Regionally, the San Francisco Bay Area demonstrated a very similar unemployment rate with an unemployment rate of 4.9% for the month ended August, 2005. The San Francisco Bay area unemployment rate has been declining from 5.3% in January, 2005 to the current 4.9% (United States Department of Labor 11/05). The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index spiked upward 1.2% in September, 2005 and was 4.7% higher than in September, 2004 (United States Department of Labor 11/05). It remains to be seen whether increased energy costs will ripple through the economy and drive inflation upward, which could push interest rates higher. These statistics indicate an economy that is continuing to grow, which is good for both mortgage lenders and the real estate industry as a whole.

     The partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the partnership. As of September 30, 2005 and 2004, approximately 71.75%, ($148,737,000) and 75.74%
($143,815,000) of the loans held by the partnership were in six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     California residential real estate continued to appreciate in value during the third quarter of 2005. In the San Francisco Bay Area, as of September 2005 single family home median sales prices increased by 19.4%, 22.1%, 15.7% 10.3%, 21.0% and 18.5% to $616,000, $580,000, $899,000, $757,500, $816,500, and
$705,000 for the Alameda, Contra Costa, Marin, San Francisco, San Mateo and Santa Clara counties from September 2004, respectively (DataQuick Information Systems). The total sales volumes and the number of homes sold have been declining. Sales volumes for the nine months ended September 2005 as compared to September 2004 were typically 5% lower. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. During the week of October 14, 2005, 30 year fixed rate mortgages increased above a 6% interest rate for the first time since March 2005 (Freddie Mac). Rising interest rates will likely slow down the rate of housing appreciation we have seen over the last two years. A strong residential real estate marketplace increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

     Commercial real estate in the San Francisco Bay Area continued its rebound. Occupancy is increasing and rents are either stagnant or increasing in most markets throughout the San Francisco Bay Area. Grubb and Ellis reports that class A space in San Francisco average rents are $32.60 up 3.6% from the second quarter and that vacancy is at 17.6% down from 18.5% in the second quarter and 21.2% in the third quarter of 2004. The San Francisco leasing market has absorbed an estimated 1.9 million square feet net during 2005. Sales of commercial office buildings are brisk with record per square foot prices being attained and 2005 being on track to be a record volume sales year. A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

     For partnership loans outstanding as of September 30, 2005, the partnership had an average loan-to-value ratio of 67.29%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations

     A summary of the contractual obligations of the partnership as of September 30, 2005 is set forth below (in thousands):

      Contractual Obligation              Total           Less than 1 Year        1-3 Years            3-5 Years
    ----------------------------    -----------------    -----------------    -----------------    ----------------
    Line of credit                    $       17,000       $            -       $       11,333       $       5,667
    Construction loans                           830                  830                    -                   -
    Rehabilitation loans                      12,228               12,228                    -                   -
                                    -----------------    -----------------    -----------------    ----------------

         Total                        $       30,058       $       13,530       $       11,333       $       5,667
                                    =================    =================    =================    ================

Part I - Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and loans to the partnership pursuant to its line of credit as of September 30, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2005 (in thousands):

                                      2005        2006         2007         2008         2009       Thereafter       Total
                                  ------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts              $      44                                                                      $      44
Average interest rate                  1.35%                                                                          1.35%
Loans secured by deeds of
   Trust                           $  34,294     41,198       81,447       17,628        6,053        26,691      $ 207,311
Average interest rate                 11.34%     10.34%        9.19%       10.50%        9.28%         9.14%          9.88%
Loans, unsecured                                                         $     34                                 $      34
Average interest rate                                                           -                                         -
Interest bearing liabilities:
Line of credit                                              $  5,666        5,667        5,667                    $  17,000
Average interest rate                                          6.75%        6.75%        6.75%                        6.75%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of September 30, 2005 the general partners have determined that the allowance for loan losses and real estate held for sale of $3,502,000 (1.62% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2005, eight loans totaling $16,360,000 were delinquent over 90 days on interest payments. This includes five matured loans totaling $12,471,000. In addition, four additional loans totaling $12,670,000 were also past maturity but were current in interest payment as of September 30, 2005, for a combined total of twelve loans past due 90 days or more in interest payments, and/or past maturity totaling $29,030,000.

     The partnership also makes loans requiring periodic disbursements of funds. As of September 30, 2005, there were eighteen such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans which are periodically disbursed, as of September 30, 2005, is set forth below:

                                                Complete Construction           Rehabilitation
                                               -----------------------       ---------------------

             Disbursed funds                         $  5,244,000                 $ 48,603,000
             Undisbursed funds                            830,000                   12,228,000
                                                   ---------------              ---------------
               Total commitments                     $  6,074,000                 $ 60,831,000
                                                   ===============              ===============

     "Construction Loans" are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of September 30, 2005, the partnership had commitments for Construction Loans totaling $6,074,000, of which $5,244,000 had been disbursed and $830,000 remains to be disbursed.

     The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans. These loans are referred to by management as "Rehabilitation Loans". As of September 30, 2005 the partnership had commitments for Rehabilitation Loans totaling $60,831,000, of which $48,603,000 had been disbursed and $12,228,000 remains to be disbursed. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.


Part I - Item 4.  CONTROLS AND PROCEDURES

     As of September 30, 2005, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the partnership's internal control over financial reporting during the partnership's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership's internal control over financial reporting.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November 2005.

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



 /s/ Michael R. Burwell
------------------------------------
 Michael R. Burwell, General Partner
 November 14, 2005

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



 /s/ Michael R. Burwell
-----------------------------------
 Michael R. Burwell, President, Secretary/Treasurer
 and Chief Financial Officer of Gymno Corporation, General
 Partner, and Redwood Mortgage Corp., General Partner
 November 14, 2005

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




 /s/ Michael R. Burwell
------------------------------------
 Michael R. Burwell, General Partner
 November 14, 2005

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




 /s/ Michael R. Burwell
-----------------------------------------------
 Michael R. Burwell, President,
 Secretary/Treasurer & Chief Financial
 Officer of Gymno Corporation, General Partner,
 and Redwood Mortgage Corp., General Partner
 November 14, 2005