Form 10-K
period 2005-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2006-03-31
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2005


                                                    Part I
                                                                                                              Page No.
                                                                                                            -----------
Item 1  - Business                                                                                              4
Item 2  - Properties                                                                                            8
Item 3  - Legal Proceedings                                                                                     9
Item 4  - Submission of Matters to a Vote of Security Holders (Partners)                                        9

                                                   Part II

Item 5  - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters                9
Item 6  - Selected Consolidated Financial Data                                                                  10
Item 7  - Management's Discussion and Analysis of Financial Condition and Results of Operations                 12
Item 7a - Quantitative and Qualitative Disclosures About Market Risk                                            21
Item 8  - Consolidated Financial Statements and Supplementary Data                                              24
Item 9  - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  54
Item 9a - Controls and Procedures                                                                               54
Item 9b - Other Information                                                                                     54

                                                   Part III

Item 10 - Directors and Executive Officers of the Registrant                                                    54
Item 11 - Executive Compensation                                                                                56
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                        57
Item 13 - Certain Relationships and Related Transactions                                                        57
Item 14 - Principal Accountant Fees & Services                                                                  57

                                                   Part IV

Item 15 - Exhibits, Financial Statements and Schedules                                                          58

Signatures                                                                                                      59

Certifications                                                                                                  61

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                        Commission File Number: 000-27816


                        REDWOOD MORTGAGE INVESTORS VIII,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


             California
(State or other jurisdiction of                          94-3158788
 incorporation or organization)              (I.R.S. Employer Identification)


900 Veterans Blvd., Suite 500, Redwood City, CA            94063
    (address of principal executive offices)             (zip code)


                                 (650) 365-5341
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section
12 (b) of the Act:                                         NONE

Securities registered pursuant to Section
12 (g) of the Act:                                Limited Partnership Units

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes                           No          XX
          --------------             -------------

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

Yes                           No          XX
          --------------             -------------

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

Yes            XX             No
          --------------             -------------

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                           No          XX
          --------------             -------------

     As of June 30, 2005, the aggregate value of limited partnership units held by non-affiliates was $205,385,000. This calculation is based on the capital account balance of the limited partners and excludes limited partnership units held by the general partner.

     Documents incorporated by reference:

     Portions of the Prospectus effective August 4, 2005, and post effective Amendment No. 1 dated March 15, 2006, containing supplement No. 1 dated March 15, 2006, (the "Prospectus"), are incorporated in Parts II, III, and IV.
Exhibits filed as part of Form S-11 Registration Statement #333-125629 are incorporated by reference in part IV.

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

     Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in units, of which $14,932,000 were sold. This initial offering closed on October 31, 1996. Subsequently, the partnership commenced a second offering of up to $30,000,000 in units commencing on December 4, 1996. This offering sold $29,993,000 in units and was closed on August 30, 2000. On August 31, 2000 the partnership commenced its third offering for another 30,000,000 units ($30,000,000). This offering sold $29,999,000 in units and was closed on April 23, 2002. On October 30, 2002 the partnership commenced its fourth offering for an additional 50,000,000 units ($50,000,000). This offering sold $49,985,000 in units and was closed on October 6, 2003. On October 7, 2003 the partnership commenced its fifth offering of 75,000,000 units ($75,000,000). This offering sold $74,904,000 in units and was closed on August 3, 2005. On August 4, 2005 the partnership commenced its sixth and current offering of 100,000,000 units ($100,000,000). As of December 31, 2005, $12,224,000 in units was sold in this sixth offering, bringing the aggregate sale of units to $212,037,000. Units in the sixth offering are being offered on a "best efforts" basis, which means that no one is guaranteeing that any minimum number of units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc.

     The partnership began selling units in February 1993, and began investing in mortgages in April 1993. At December 31, 2005, the partnership has investments in secured loans with principal balances totaling $214,012,000. Interest rates ranged from 8.00% to 13.00%. Currently First Trust Deeds comprise 63.52% of the total amount of the secured loan portfolio, a decrease of 3.49% over the 2004 level of 67.01%. Junior loans (2nd and 3rd Trust Deeds) make up 36.48%, an increase of 3.49% from the 2004 level of 32.99%. Loans secured by single family (1-4 units) total 54.64% of the secured loan portfolio. Loans secured by multi-family properties make up 8.98% of the total secured loans. Commercial loans comprise 30.45% of the secured portfolio, a decrease of 1.38% from last year and land made up 5.93% of the secured loan portfolio. Of the total secured loans, 71.78% are in six counties of the San Francisco Bay Area, and 15.54% are in counties adjacent to the San Francisco Bay Area. The balance of secured loans, 12.68% are in other counties located in California. Average loan size decreased this year, and is now averaging $2,184,000 per loan, down $105,000 from the average loan balance of $2,289,000 in 2004. Despite this decrease in the average loan size, the partnership's loan portfolio continued to grow as the number of loans increased. As of December 31, 2005 the secured loan portfolio balance was $214,012,000 as compared to $171,745,000 as of December 31, 2004; an increase of $42,267,000 (24.61%). The number of loans also increased to 98 loans as of December 31, 2005 from 75 loans that existed at December 31, 2004; an increase of 23 loans (30.67%). These increases are due to the ability of the partnership, by virtue of its increasing capital, to invest in more loans. The average loan as of December 31, 2005, represents 0.96% of partner capital and 1.02% of outstanding secured loans, compared to December 31, 2004 when average loan size represented 1.25% of partners' capital and 1.33% of outstanding secured loans. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk. However, as the partnership has grown in size the number of fractionalized loans has decreased and represents 8.16% of the loan portfolio. Average equity per loan transaction at the time the loans were made based upon appraisals and prior liens at such time, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 34.97%, a decrease in equity of 8.09% from the previous year. This average equity is considered conservative. Generally, the more equity, the more protection for the lender. The general partners believe the partnership's loan portfolio is in good condition with one property in foreclosure as of the end of December 2005. The principal balance of this foreclosed property represents 1.68% of the secured loan portfolio. The partnership does expect that during 2006 additional foreclosures may need to be filed in order to collect payment from borrowers who have become delinquent. This is typical of our loan market segment and the partnership expects to have a level of delinquency higher than banking institutions within its portfolio.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2005 the partnership acquired two properties through foreclosure. One was a Monterey County undeveloped lot, which was subsequently sold at a profit. The other was a multi-unit property located in an upscale neighborhood in San Francisco. Following acquisition, this property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC. Occasionally, to assist in protecting its own assets and to reduce liability, the partnership may transfer properties acquired through the foreclosure process to newly formed Limited Liability Companies, or "LLCs". The partnership owns a controlling 72.50% interest in the property along with three other affiliated partnerships that collectively own the remaining 27.50%. As of December 31, 2005 the partnership has capitalized approximately $558,000 in costs related to this property and the overall investment together with the other affiliated partnerships totaled $11,153,000. During 2004 the partnership acquired one property through foreclosure and acquired three contiguous parcels of land through deeds in lieu of foreclosure on three loans to one borrower. With respect to the properties acquired in 2004 the partnership has not transferred the real estate to any of its LLCs. One of the properties is a single-family residence, upon which the borrower was doing substantial renovation that was not completed at the time of foreclosure. As of December 31, 2005, the partnership's investment in this property, net of a $500,000 reserve, totaled $1,691,000. The other three properties acquired in 2004 were deeded to the partnership in lieu of foreclosure. They are undeveloped parcels of land comprised of three separate lots. The land is within the incorporated area of Stanislaus County, California. Currently the property is on the market for sale. As of December 31, 2005 the partnership's investment in this property totaled $4,505,000. The property is jointly owned by two other affiliated partnerships. During 2003 no foreclosures were completed. The partnership has provided loss reserves of $1,000,000 against all properties owned.

     The partnership's net income continued to take an upward trend. Net income increased from $9,594,000 in 2003 to $12,132,000 in 2004 and to $15,368,000 in
2005. This was made possible largely through investment of additional capital derived from sales of partnership units into loans. The secured loan portfolio increased from $147,174,000 in 2003 to $171,745,000 in 2004 and to $214,012,000
in 2005, an increase of 45.41% over the two-year period. The partnership has placed its loans at interest rates competitive in the marketplace. Mortgage interest income increased from $12,496,000 in 2003 to $16,437,000 in 2004 and to $19,203,000 in 2005, an increase of 54% over the two-year period. During the year 2005 the partnership's annualized yield on compounding accounts was 7.05% and 6.83% on monthly distributing accounts.

     In 2004, due to a calendaring oversight, the partnership did not timely renew its permit with the California Department of Corporations ("DOC"). Upon discovery of this oversight, the partnership applied for and received from the DOC a new permit allowing the partnership to continue sales in California. To correct those sales that occurred without a permit from the DOC in place, the partnership offered to repurchase the units sold during the period of September 10, 2004 through January 18, 2005. The repurchase offer was made to an aggregate of $16,370,000 of prior unit sales. The repurchase offer expired on approximately March 7, 2005. The repurchase offer was accepted by three limited partners for a total of $74,000 in unit sales and the partnership made a timely repurchase of the units.

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

     Beginning in July of 2004, the Federal Reserve changed its interest rate policy from one of three years of continuously lowered interest rates, which hit a 40 year historic interest rate low, to one of tempered but gradual interest rate increases. In keeping with this new policy since July 2004, the Federal Reserve has increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) at each of its meetings to 5.25% as of December 31, 2005. This deliberate upward change in the Federal Funds Rate has caused short term interest rates to rise, and to a lesser degree, pushed longer term rates up as well. Nationally and more specifically in Northern California, the location of the majority of our lending activities, the economies have substantially recovered from the economic downturn lasting from 2000 through 2003. Employment and job creation has improved. During 2004 and 2005, the residential and commercial real estate markets in Northern California enjoyed solid price appreciation. During the latter half of 2005, long-term interest rates have begun to inch upward. Residential sales volumes have declined yet median home sales prices have remained at or near their record 2005 highs. While some concern exists as to whether real estate values will soften, interest rates continue to remain attractive by historical standards, unemployment remains low and the economy is strong. Management believes these factors will contribute to a real estate marketplace with lower appreciation in 2006 compared to 2004 and 2005. With less real estate transactions likely to exist competition for loans will be fierce. Since it appears that the bottom of the interest rate cycle was reached in 2004, we believe loan runoff to lower interest rates will be reduced allowing the partnership to retain its loans for longer periods. Excess cash will be invested in short-term alternative investments, such as money market funds yielding considerably less than the current loan investment portfolio.

     Secured Loan Portfolio.

     A summary of the partnership's secured loan portfolio as of December 31, 2005, is set forth below (in thousands):

              Loans as a Percentage of Appraised Values

              First Trust Deeds                                                        $  135,945
              Appraised Value of Properties at Time of Loan                               239,781
                                                                                     -------------
                    Total Investment as a % of Appraisal                                   56.70%
                                                                                     =============

              First Trust Deed Loans                                                      135,945
              Second Trust Deed Loans                                                      73,138
              Third Trust Deed Loans                                                        4,929
                                                                                     -------------
                    Total of Trust Deed Loans                                             214,012

              Priority Positions due Other Lenders:
                First Trust Deed Loans due Other Lenders                                  222,577
                Second Trust Deed Loans due Other Lenders                                   1,996
                                                                                     -------------

                    Total Debt                                                         $  438,585
                                                                                     =============

                Appraised Property Value at Time of Loan                                  674,436
                Total Debt as a % of Appraisal based on appraised
                   values and prior liens at date loan was consummated                     65.03%
                                                                                     =============

              Number of Secured Loans Outstanding                                              98

              Average Secured Loan                                                     $    2,184
              Average Secured Loan as a % of Secured Loans Outstanding                      1.02%
              Largest Secured Loan Outstanding                                             11,927
              Largest Secured Loan as a % of Secured Loans Outstanding                      5.57%
              Largest Secured Loan as a % of Partnership Assets                             4.51%

              Secured Loans as a Percentage of Total Secured Loans                     Percent
              -----------------------------------------------------------------      -------------
              First Trust Deed Loans                                                       63.52%
              Second Trust Deed Loans                                                      34.18%
              Third Trust Deed Loans                                                        2.30%
                                                                                     -------------
              Total Trust Deed Loan Percentage                                            100.00%
                                                                                     =============

              Type of Secured Loans by Property                      Amount             Percent
              ------------------------------------------------    -------------      -------------

              Single Family (1-4 units)                             $  116,945             54.64%
              Apartments                                                19,209              8.98%
              Commercial                                                65,167             30.45%
              Land                                                      12,691              5.93%
                                                                  -------------      -------------
              Total                                                 $  214,012            100.00%
                                                                  =============      =============

     The following is a distribution of secured loans outstanding as of December 31, 2005 by California Counties (in thousands):

                                                                           Total
                               California County                        Secured Loans       Percent
              ----------------------------------------------------     --------------     -------------

              San Francisco Bay Area Counties
              San Francisco                                              $    54,273            25.36%
              Contra Costa                                                    26,267            12.27%
              Santa Clara                                                     25,215            11.78%
              Alameda                                                         20,807             9.72%
              San Mateo                                                       19,885             9.29%
              Marin                                                            7,185             3.36%
                                                                       --------------     -------------
                                                                             153,632            71.78%

              San Francisco Bay Area Adjacent Counties
              Napa                                                            11,930             5.57%
              Sacramento                                                      10,524             4.92%
              Solano                                                           6,154             2.88%
              San Joaquin                                                      4,324             2.02%
              Sonoma                                                             324             0.15%
                                                                       --------------     -------------
                                                                              33,256            15.54%

              Other California Counties
              Los Angeles                                                      6,666             3.11%
              Fresno                                                           4,493             2.10%
              Butte                                                            4,453             2.08%
              Sutter                                                           3,996             1.87%
              Placer                                                           1,793             0.84%
              Amador                                                           1,750             0.82%
              Riverside                                                        1,500             0.70%
              San Diego                                                        1,114             0.52%
              All others                                                       1,359             0.64%
                                                                       --------------     -------------
                                                                              27,124            12.68%

                        Total                                            $   214,012           100.00%
                                                                       ==============     =============


Number of Secured Loans in Foreclosure             1              $3,600,000

     Scheduled maturity dates of secured loans as of December 31, 2005 are as follows (in thousands):

                  Year Ending
                 December 31,
           --------------------------

                     2006                 $   70,217
                     2007                     89,556
                     2008                     27,132
                     2009                      5,926
                     2010                     20,202
                  Thereafter                     979
                                        -------------

                                          $  214,012
                                        =============

     The scheduled maturities for 2006 include eight loans totaling $26,075,000, and representing 12.18% of the secured loan portfolio, past maturity at December 31, 2005. The partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. Of these past maturity loans, the partnership has begun foreclosure on one with a principal balance totaling $3,600,000.


     Item 2 - Properties

     During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian is wholly owned by the partnership. Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property are being expensed. As of December 31, 2005 and December 31, 2004, the partnership had advanced approximately $202,000 and $150,000, respectively, to Russian for sales and maintenance costs. At December 31, 2005 and December 31, 2004, the partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

     In September, 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership's investment totaled $1,937,000 including accrued interest and advances. The borrower began a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. As of December 31, 2005, the partnership has capitalized approximately $254,000 in costs related to this property. Management has established a reserve of $500,000 to cover potential losses for this property, based upon management's estimate of the fair value of the property.

     In December, 2004, the partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of December 31, 2005 the partnership's investment in this property totaled $4,505,000, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property. This property is jointly owned by two other affiliated partnerships.

     In February, 2005, the partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the partnership took ownership of the property, the partnership's investment, together with three other affiliate partnerships, totaled $10,595,000 including accrued interest and advances. The partnership intends to undertake additional improvements to the property. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover the entire partnership investment. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Property Company, LLC. The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. As of December 31, 2005, the Partnership has capitalized approximately $558,000 in costs related to this property. As of December 31, 2005 the Partnership's investment, together with the other affiliated partnerships, totaled $11,153,000.

     In January, 2005 the partnership acquired through foreclosure a parcel of land in Monterey County, CA. This property was subsequently sold in March, 2005 at a profit of $183,000.


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


                                     Part II


     Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Partnership Matters

     100,000,000 units at $1 each (minimum purchase of 2,000 units) are currently being offered ($200,000,000 in units were previously offered and sold through separate offerings) through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or compounding the earnings. Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2005, 5,844 limited partners had a capital balance of $227,970,000, net of Formation Loans and syndication costs.

     A  description  of  the  partnership  units,   transfer   restrictions  and
withdrawal provisions is more fully described under the section of the prospectus entitled "Description of Units" and "Summary of Limited Partnership Agreement", pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated by reference.

     Item 6 - Selected Consolidated Financial Data

     Redwood Mortgage Investors VIII began operations in April 1993.

     Consolidated   financial   condition  and  results  of  operation  for  the
partnership as of and for the five years ended December 31, 2005 were (in thousands, except for net income per $1,000 invested by limited partners for entire period):


                           Consolidated Balance Sheets

                                     ASSETS

                                                                             December 31,
                                            --------------------------------------------------------------------------------
                                               2005             2004              2003              2002            2001
                                            ------------    -------------     -------------     ------------    ------------
  Cash and cash equivalents                   $  28,853       $   16,301        $    8,921        $   7,188       $   1,917

  Loans
    Loans, secured by deeds of trust            214,012          171,745           147,174           83,650          82,790
    Loans, unsecured                                  -               34                34                -               4
    Accrued interest and late fees                3,254            4,895             4,735            3,913           3,345
    Advances on loans                               103              131               416              279             195
    Less allowance for loan losses              (3,138)          (2,343)           (2,649)          (3,021)         (2,247)

  Other receivables                                   -                -                 -              888               -

  Real estate held for sale, net                 21,328            9,793             3,979            9,286               -
  Other assets                                       72               62                44               22               6
                                            ------------    -------------     -------------     ------------    ------------
                                              $ 264,484       $  200,618        $  162,654        $ 102,205       $  86,010
                                            ============    =============     =============     ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                             December 31,
                                            -------------------------------------------------------------------------------
                                                2005             2004             2003              2002            2001
                                            -------------    -------------    -------------     -------------    -----------
  Liabilities

     Accounts payable                         $       10       $       25       $      224        $      449       $     74
     Payable to affiliate                            489              638              448               294            109
     Line of credit                               32,000           16,000           22,000                 -         11,400
     Note payable                                      -                -                -             1,782              -
     Deferred interest                                 -                -                -               112              -
     Minority interest                             3,042                -                -             1,213              -
     Subscriptions to partnership in
       applicant status                              776              424            1,210             2,578            673
                                            -------------    -------------    -------------     -------------    -----------
                                                  36,317           17,087           23,882             6,428         12,256
                                            -------------    -------------    -------------     -------------    -----------

  Partners' capital
    Limited partners subject to
       redemption                                227,970          183,368          138,649            95,690         73,687
    General partners subject to
       redemption                                    197              163              123                87             67
                                            -------------    -------------    -------------     -------------    -----------
          Total partners' capital                228,167          183,531          138,772            95,777         73,754
                                            -------------    -------------    -------------     -------------    -----------

                                              $  264,484       $  200,618       $  162,654        $  102,205       $ 86,010
                                            =============    =============    =============     =============    ===========

                        Consolidated Statements of Income

                                                                               December 31,
                                              -----------------------------------------------------------------------------
                                                  2005            2004            2003              2002            2001
                                              -------------    ------------    ------------     ------------    -----------
  Gross revenue                                 $   20,188       $  17,133       $  12,958        $  11,691       $  9,088
  Expenses                                           4,779           4,981           3,369            4,204          2,994
                                              -------------    ------------    ------------     ------------    -----------
  Income before interest credited to
    partners in applicant status                    15,409          12,152           9,589            7,487          6,094
  Interest credited to partners in
    applicant status                                    41              20              37                1              1
                                              -------------    ------------    ------------     ------------    -----------
  Minority   interest  share  of
    subsidiary loss                                      -               -              42                -              -

  Net income                                    $   15,368       $  12,132       $   9,594        $   7,486       $  6,093
                                              =============    ============    ============     ============    ===========

  Net income to general partners (1%)                  154             121              96               75             61
  Net income to limited partners (99%)              15,214          12,011           9,498            7,411          6,032
                                              -------------    ------------    ------------     ------------    -----------

  Total net income                              $   15,368       $  12,132       $   9,594        $   7,486       $  6,093
                                              =============    ============    ============     ============    ===========

  Net income per $1,000 invested by
      limited partners for entire period
        (annualized)
    - where income is compounded and
         retained                               $       70       $      72       $      78        $      87       $     90
                                              =============    ============    ============     ============    ===========

    - where partner receives income in
         monthly distributions                  $       68       $      70       $      75        $      84       $     86
                                              =============    ============    ============     ============    ===========

     Annualized yields when income is compounded or distributed monthly for the years 2001 through 2005 are outlined in the table below:

                                Compounded          Distributed
                              ---------------     ----------------
                  2001            8.98%                8.63%
                  2002            8.69%                8.36%
                  2003            7.76%                7.50%
                  2004            7.22%                6.99%
                  2005            7.05%                6.83%

     The average annualized yield, when income is compounded and retained, from inception through December 31, 2005, was 8.12%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2005 was 7.87%

     Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

     Critical Accounting Policies.

     In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure. At December 31, 2005, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

     Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

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

     If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. As of December 31, 2005 there were no impaired loans.

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

     Forward-Looking Statements.

     Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the Formation Loan, 2006 annualized yield estimates, additional foreclosures in 2006, expectations regarding the partnership's level of delinquency, plans to develop certain properties, beliefs regarding the partnership recovering the full value of its investment in certain properties, the expectation that borrower foreclosures will not have a material effect on liquidity, the use of excess cash flow and the intention not to sell the partnership's loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

     Related Parties.

     The general partners of the partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through Redwood Mortgage Corp., which arranges, services and maintains the loan portfolio for the benefit of the partnership. The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the partnership agreement. In the past the general partners have elected not to take the maximum compensation. The following is a list of various partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. In 2005, 2004 and 2003, loan brokerage commissions paid by the borrowers were $3,697,000, $2,443,000 and $2,621,000, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership's loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $1,736,000, $1,565,000 and $1,057,000 were incurred for the years ended December 31, 2005, 2004 and 2003, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the partnership, then net income would have been reduced by approximately $868,000, $783,000 and $529,000 in 2005, 2004 and 2003, respectively. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership's agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $814,000, $630,000 and $468,000 were incurred by the partnership for years 2005, 2004 and 2003, respectively.

     o Other Fees The partnership agreement provides that the general partners may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) shall not exceed 1%.

     o Operating Expenses The general partners may be reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2005, $20,000 in such fees was waived by the general partners.

     o Contributed Capital The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2005 and 2004, a general partner, Gymno Corporation, had contributed $213,000 and $174,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

     The following table summarizes Formation Loan transactions through December 31, 2005 (in thousands):

                                                                  Offering
                                ---------------------------------------------------------------------------------
                                   1st           2nd           3rd           4th           5th           6th           Total
                                ----------    ----------    ----------    ----------    ----------    ----------    -----------
Limited partner
  contributions                  $ 14,932      $ 29,993      $ 29,999      $ 49,985      $ 74,904      $ 12,224      $ 212,037
                                ==========    ==========    ==========    ==========    ==========    ==========    ===========
Formation Loans made                1,075         2,272         2,218         3,777         5,661           888         15,891
Repayments to date                  (888)       (1,206)         (748)         (846)         (388)             -        (4,076)
Early withdrawal
   penalties applied                 (79)         (120)          (85)          (14)          (11)             -          (309)
                                ----------    ----------    ----------    ----------    ----------    ----------    -----------
Balance,
  December 31, 2005              $    108      $    946      $  1,385      $  2,917      $  5,262      $    888      $  11,506
                                ==========    ==========    ==========    ==========    ==========    ==========    ===========

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

     On December 31, 2005, the partnership was in the offering stage of its sixth offering, ($100,000,000). Contributed capital equaled $14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, $49,985,000 for the fourth offering, $74,904,000 for the fifth offering and $12,224,000 for the sixth offering, totaling an aggregate of $212,037,000 as of December 31, 2005. Of this amount, $776,000 remained in applicant status.

     Results of  Operations - For the years ended  December  31, 2005,  2004 and
2003

     Changes in the partnership's operating results for the years ended December 31, 2005, 2004 and 2003 are discussed below:

                                                                           Changes for the years ended December 31,
                                                                         --------------------------------------------
                                                                                   2005               2004
                                                                               --------------     -------------

       Net income                                                                $ 3,236,000       $ 2,538,000
                                                                               ==============     =============
         Revenue
            Interest on loans                                                      2,766,000         3,941,000
            Late fees                                                               (98,000)            17,000
            Other                                                                    387,000           217,000
                                                                               --------------     -------------
                                                                                 $ 3,055,000       $ 4,175,000
                                                                               --------------     -------------

         Expenses
            Mortgage servicing fees                                                  171,000           508,000
            Interest expense                                                       (344,000)           551,000
            Amortization of loan origination fees                                      9,000            33,000
            Provision for losses on loans                                          (291,000)           364,000
            Clerical costs through Redwood Mortgage Corp.                            (9,000)            17,000
            Asset management fees                                                    184,000           162,000
            Professional services                                                   (64,000)           100,000
            Broker expense                                                                 -         (181,000)
            Amortization of discount on imputed interest                              76,000           124,000
            Other                                                                     87,000          (41,000)
                                                                               --------------     -------------
                                                                                 $ (181,000)       $ 1,637,000
                                                                               --------------     -------------

                 Net income increase                                             $ 3,236,000       $ 2,538,000
                                                                               ==============     =============

     Although the average interest rate of the loan portfolio declined to 9.93% from 10.02% for the years ended December 31, 2005 and 2004, respectively, the interest income of the partnership continued to increase by $2,766,000 (16.83%) to $19,203,000 in 2005 and by $3,941,000 (31.54%) to $16,437,000 in 2004. This
was primarily due to the increased size of the partnership's secured loan portfolio, which increased by $42,267,000 (24.61%) to $214,012,000 in 2005 and
by $24,571,000 (16.70%) to $171,745,000 in 2004. Average loan portfolio balances for the years ended December 31, 2005, 2004 and 2003, were $183,390,000, $159,460,000 and $115,412,000, respectively. Additionally, interest income increased through the collection of interest enhancements and interest rate provisions due upon repayment of our loans. In 2005, these totaled approximately $1,063,000.

     The decrease in late charge income of $98,000 (45%) for the year ended December 31, 2005 and increase of $17,000 (8%) for the year ended December 31, 2004 were primarily due to the reduction in overall portfolio delinquencies in 2005 as compared to 2004.

     The increase in other income of $387,000 (81%) and $217,000 (83%) for the years ended December 31, 2005 and 2004, respectively, was primarily due to increased imputed interest income from the larger Formation Loan existing of $11,506,000, $9,751,000 and $7,550,000 for the years ended December 31, 2005,
2004 and 2003, respectively. Imputed interest income was $395,000 and $319,000 for the years ended December 31, 2005 and 2004, respectively. Interest income from the bank deposit was $100,000 and $40,000 for the years ended December 31, 2005 and 2004, respectively. Other income also increased by $183,000 through a gain on the sale of a real estate held for sale property in 2005, whereas no such income was derived in 2004.

     The increase in mortgage servicing fees of $171,000 (10.93%) and $508,000 (48.06%) for the years ended December 31, 2005 and 2004, respectively, was primarily due to increases in the outstanding loan portfolio. The loan portfolio increased by $42,267,000 (24.61%) in 2005 and $24,571,000 (16.70%) in 2004. The
increase in servicing fees for the year ended December 31, 2005 was due to an increased average loan portfolio balance of $183,390,000, which the partnership maintained in 2005 versus an average balance of $159,460,000 in 2004.

     Interest expense on the line of credit is tied to the bank's prime rate. The decrease in interest expense of $344,000 (55.31%) for the year ended December 31, 2005 was primarily due to a substantial reduction in the weighted average borrowing of $4,536,000 in 2005 offset by an increase in the weighted average interest rate to 6.14%. An increase in interest expense of $551,000 (776%) in 2004 was primarily due to increased borrowing, which averaged $14,000,000 during 2004, and increases in the prime rate from 4% in January, 2004 to 5.25% as of December 31, 2004, an average of 4.44%.

     The increase in loan origination fees was primarily due to the costs involved in negotiating an extension of the maturity date and an increase in the credit line facility.

     The decrease in provision for losses on loans and real estate of $291,000 (25.39%) for the year ended December 31, 2005 was primarily due to increased stability in the real estate market, the stabilization of the economy, a decline in foreclosures to one loan totaling $3,600,000 as of December 31, 2005 versus six loans totaling $14,682,000 as of December 31, 2004, a reduction in the delinquent loans 90 days or more past due in maturity and/or interest payments percentage to nine totaling $26,863,000 (12.55% of portfolio) as of December 31, 2005 from eleven totaling $25,013,000 (14.56% of portfolio) as of December 31, 2004, and management's determination that no additional amounts were needed related to the real estate held for sale. The increase in the provision for losses on loans of $364,000 in 2004 was primarily due to an increase in foreclosures to six loans totaling $14,682,000 as of December 31, 2004 from three loans totaling $2,931,000 as of December 31, 2003, and the potential acquisition of two properties totaling $6,315,000 in late 2004 and another property totaling $7,635,000 in early 2005.

     The decrease in clerical costs of $9,000 (2.93%) for the year ended December 31, 2005 was due to a waiver of approximately $20,000 in costs by management. The increase of $17,000 (5.86%) for the year ended December 31, 2004 was primarily due to an increase in partnership size and costs associated with the increased size.

     The increase in asset management fees of $184,000 (29.21%) and $162,000 (34.62%) for the years ended December 31, 2005 and 2004, respectively, was due to an increase in limited partners' capital under management, which increased from $138,649,000 in 2003 to $183,368,000 in 2004 and to $227,970,000 in 2005.

     The decrease in professional fees of $64,000 (30.33%) for the year ended December 31, 2005 was due to increased efficiencies and reductions in costs associated with various partnership regulatory filings. The increase in professional services of $100,000 (90.09%) for the year ended December 31, 2004 was primarily due to the increased size of the partnership and increased costs associated with various partnership regulatory filings and the annual audit.

     The decrease in broker expense of $181,000 (100%) for the year ended December 31, 2004, was primarily due to the partnership having an obligation to pay one-half of additional interest collected on one of its loans to a non-affiliated real estate broker. This expense ended in 2003 with the full collection of the additional interest totaling $1,250,000.

     The increases in amortization of discount on imputed interest of $76,000 (23.82%) and $124,000 (63.59%) for the years ended December 31, 2005 and 2004, respectively, is primarily due to increases in the Formation Loan from the sale of additional limited partnership investments.

     The increase in other expenses of $87,000 (60%) for the year ended December 31, 2005 was primarily due to increased subscription interest while new funds from limited partners awaited entry into the partnership of $41,000 in 2005 as compared to $20,000 in 2004, and the expensing of the upkeep costs of the properties owned by the partnership, which totaled $118,000 in 2005 as compared to $58,000 in 2004. The decrease in other expenses of $41,000 (28.28%) for the year ended December 31, 2004 was due to the partnership sustaining a loss on the sale of a real estate held for sale property in 2003.

     Partnership capital continued to increase as the partnership received new limited partner capital contributions of $39,816,000, $40,954,000 and $40,030,000 and retained the earnings of limited partners that have chosen to do so of $9,476,000, $7,367,000 and $5,958,000 for the years 2005, 2004 and 2003, respectively. The fifth offering commenced on October 7, 2003 and closed on August 3, 2005. On August 4, 2005 the partnership commenced its sixth offering and funds raised will be used to increase the partnership's capital base and provide funds for additional mortgage loans. As of December 31, 2005 the limited partners total units purchased was 211,264,000 units aggregating $212,037,000.

     The partnership began funding loans on April 14, 1993 and as of December 31, 2005 had credited earnings to limited partners who elected to retain earnings at an average annualized yield of 8.12% since inception through December 31, 2005. Limited partners who elected to have their earnings distributed monthly had an average annualized yield of 7.87% since inception through December 31, 2005.

     In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio. Since its inception, the credit limit has increased from $3,000,000 to $50,000,000. The size of the credit line facility could again increase as the partnership's capital increases. This added source of funds may help in maximizing the partnership's yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 2005 and 2004, the outstanding balance on the line of credit was $32,000,000 and $16,000,000, respectively.

     Allowance for Losses.

     The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2004 and 2005 the California economy and the Northern California real estate market have strengthened. At December 31, 2005 the partnership had six loans past due 90 days or more in interest payments totaling $17,662,000. Three of these six loans with principal totaling $5,697,000 were 90 days or more past maturity. With respect to one of these three loans, the partnership filed a notice of default, beginning the process of foreclosure. The principal amount of the one filed notice of default totals $3,600,000 or 1.68% of the loan portfolio. Among the six loans past due 90 days or more, one loan totaling $788,000 has entered into a workout agreement. In addition to the six loans past due 90 days or more in interest payments the partnership has three loans totaling $9,201,000 at December 31, 2005, which are past maturity, however, the borrowers have continued to make regular monthly interest payments. The partnership allows borrowers to occasionally continue to make the interest payments on debt past maturity for periods of time. At December 31, 2005 the partnership had nine loans totaling $26,863,000, which were 90 days past maturity and/or past due 90 days or more in interest payments.

     The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. Management expects the number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at December 31, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2005, the partnership filed foreclosure proceedings to enforce the terms of our loans. In some of these instances the borrowers have been able to remedy the foreclosures we have filed. During 2005, we completed the foreclosure of two loans, which resulted in the partnership taking back two real estate properties. In 2005, one of the properties acquired through foreclosure was sold within the year at a gain of $183,000.These properties are more fully discussed under Item 2 - Properties. In 2004, the partnership took back four properties through foreclosure or deeds in lieu of foreclosure. During 2003, one of the properties owned through foreclosure was sold at an overall loss of $127,000, with $85,000 of the loss allocated to the partnership and the remaining $42,000 allocated to the minority interest. During 2003 the partnership did not take back any property through the foreclosure process. We may take back additional real estate through the foreclosure process in 2006. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $4,138,000 at December 31, 2005. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of December 31, 2005, is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     The partnership may restructure loans. This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

     No loans were restructured in 2005 and 2004. During 2003, the partnership restructured three loans by granting one new loan and modifying two other loans. During 2003, the total amount of restructured loans was $15,599,000.

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

     During the years stated below, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                                  2005             2004              2003
                             -------------    -------------     -------------
   Compounding                 $9,476,000       $7,367,000        $5,958,000
   Distributing                $5,481,000       $4,452,000        $3,362,000

     Capital balances of limited partners electing to receive cash distributions of earnings represented 37%, 36% and 36% of the limited partners' outstanding capital accounts as of December 31, 2005, 2004 and 2003, respectively. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners' capital accounts grow through earnings reinvestment.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see "Withdrawal From
Partnership" in the Limited Partnership Agreement). Once a limited partner's initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner's investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner's 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2005, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2005 were:

                                2005              2004               2003
                            --------------    --------------     -------------

  Cash distributions          $ 5,481,000       $ 4,452,000       $ 3,362,000
  Capital liquidation*        $ 2,042,000       $ 1,988,000       $ 1,845,000
                            --------------    --------------     -------------

      Total                   $ 7,523,000       $ 6,440,000       $ 5,207,000
                            ==============    ==============     =============

     * These amounts represent gross of early withdrawal penalties.

     Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the past three years ended December 31, 2005, capital liquidated subject to the 10% penalty for early withdrawal, included in the distribution amounts above, was:

                                  2005             2004               2003
                            --------------    --------------     -------------
                              $   592,000       $   794,000        $  786,000

     This represents 0.25%, 0.43% and 0.57% of the limited partners' ending capital for the years ended December 31, 2005, 2004 and 2003, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

     Current Economic Conditions.

     During 2005, the United States economy as a whole performed well. Gross Domestic Product estimates for 2005 of 3.5% show a slight slowdown from the 4.2% Gross Domestic Product of 2004. The United States average annual unemployment rate for 2005 was 4.9% and has trended downward throughout 2005. Regionally, the San Francisco Bay Area demonstrated a very similar unemployment rate with an average annual unemployment rate of 5.1% for 2005 down 0.9% from 2004. The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index rose 3.4% in 2005 compared to 3.3% for 2004. These statistics indicate an economy that is continuing to grow, which is good for both mortgage lenders and the real estate industry as a whole. The 10 year treasury rate is hovering around 4.5% at year end but is expected to increase in the future. Should this occur, real estate markets may slow due to the higher costs of money.

     The partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the partnership. As of December 31, 2005, approximately 71.78%, ($153,632,000) of the loans held by the partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     In general, California residential real estate continued to appreciate in value during 2005. In California the median price of a single family home in December, 2005 was $548,430 which was 15.6% higher than in December, 2004. In the nine county San Francisco Bay Area, the median price of a single-family home in December, 2005 was $633,000 14.3% above the December, 2004 median single-family home sales price of $554,000. The total sales volumes, the number of homes sold, has recently been declining. This slow down in the number of homes sold has not significantly impacted residential sales prices. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. Rising interest rates and decreasing sales volumes will likely slow down the rate of housing appreciation we have seen over the last two years. Nonetheless, a strong residential real estate marketplace exists and as such increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

     Commercial real estate in the San Francisco Bay Area continued its rebound. Occupancy rates and rents increased during 2005 in most markets throughout the San Francisco Bay Area. CB Richard Ellis reports that San Francisco Class A office rents averaged $34.54, up from $32.52 in 2004 and that vacancy decreased from 15.4% in 2004 to approximately 12% in 2005. The San Francisco leasing market absorbed an estimated 1.5 million square feet net during 2005 according to Grubb and Ellis. Sales of San Francisco commercial office buildings are brisk with record per square foot prices being attained and 2005 being a record volume sales year (Grubb & Ellis Research Fourth Quarter 2005). A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

     For partnership loans outstanding as of December 31, 2005, the partnership had an average loan-to-value ratio of 65.03%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management expects this low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

     Contractual Obligations

     A summary of the contractual obligations of the partnership as of December 31, 2005 is set forth below (in thousands):

      Contractual Obligation             Total           Less than 1 Year       1-3 Years           3-5 Years
    ----------------------------    ----------------    ------------------    ---------------    ----------------
    Line of credit                    $      32,000       $             -       $     22,225       $       9,775
    Construction loans                          639                   639                  -                   -
    Rehabilitation loans                     12,898                12,898                  -                   -
                                    ----------------    ------------------    ---------------    ----------------

         Total                        $      45,537       $        13,537       $     22,225       $      9,775
                                    ================    ==================    ===============    ================

     Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and our line of credit as of December 31, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2005 (in thousands).

                                           2006        2007        2008       2009        2010     Thereafter      Total
                                      -----------------------------------------------------------------------------------
Interest earning assets:
Money market accounts                  $   26,279                                                              $   26,279
Average interest rate                       1.50%                                                                   1.50%
Loans secured by deeds of trust        $   70,217    $ 89,556   $  27,132    $ 5,926   $  20,202    $    979   $  214,012
Average interest rate                      10.32%       9.32%      10.15%      9.27%       8.86%       9.00%        9.71%

Interest bearing liabilities
Line of credit                                  -    $    889     $10,668    $10,668   $   9,775               $   32,000
Average interest rate                       6.75%                                                                   6.75%

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


PORTFOLIO REVIEW - For the years ended December 31, 2005, 2004 and 2003

     Secured Loan Portfolio.

     The partnership's secured loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2005, 2004 and 2003 the partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $153,632,000 (71.78%), $131,143,000 (76.36%) and $107,211,000 (72.85%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. No partnership loan equals or exceeds 10% of the partnership's assets.

     The following table sets forth the distribution of loans held by the partnership by property type for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                                           December 31,
                                       --------------------------------------------------------------------------------------
                                                2005                           2004                          2003
                                       ------------------------      -------------------------     --------------------------

Single Family (1-4 units)                $116,945        54.64%        $ 84,359        49.12%        $ 66,631        45.27%
Apartments (over 4 units)                  19,209         8.98%          30,981        18.04%          22,649        15.39%
Commercial                                 65,167        30.45%          54,670        31.83%          52,502        35.67%
Land                                       12,691         5.93%           1,735         1.01%           5,392         3.67%
                                       -----------    ----------     -----------    ----------     -----------    ----------

          Total                          $214,012       100.00%        $171,745       100.00%        $147,174       100.00%
                                       ===========    ==========     ===========    ==========     ===========    ==========

     As of December 31, 2005, the partnership held 98 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of December 31, 2005.


        PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
                     As of December 31, 2005 (in thousands)

                                                                          # of Loans      Amount          Percent
                                                                         -----------    -----------     ------------

       1st Mortgages                                                             53       $135,945           63.52%
       2nd Mortgages                                                             39         73,138           34.18%
       3rd Mortgages                                                              6          4,929            2.30%
                                                                         ===========    ===========     ============
            Total                                                                98       $214,012          100.00%

       Maturing in 2006                                                          22       $ 70,217           32.81%
       Maturing in 2007                                                          40         89,556           41.85%
       Maturing in 2008                                                           8         27,132           12.68%
       Maturing after 12/31/08                                                   28         27,107           12.66%
                                                                         ===========    ===========     ============
            Total                                                                98       $214,012          100.00%

       Average secured loan as a % of secured loan portfolio                              $  2,184            1.02%
       Largest secured loan as a % of secured loan portfolio                                11,927            5.57%
       Smallest secured loan as a % of secured loan portfolio                                   55            0.03%
       Average secured loan-to-appraised values of security
         based on appraised values and prior liens at time
         loan was consummated                                                                                65.03%
       Largest secured loan as a % of partnership assets                                  $ 11,927            4.51%


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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of December 31, 2005 the general partners have determined that the allowance for loan losses and real estate held for sale of $4,138,000 (1.81% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. At December 31, 2005 the partnership had six loans past due 90 days or more in interest payments totaling $17,662,000. Three of these six loans with principal totaling $5,697,000 were 90 days or more past maturity. With respect to one of these three loans, the partnership filed a notice of default, beginning the process of foreclosure. The principal amount of the one filed notice of default totals $3,600,000 or 1.68% of the loan portfolio. Among the six loans past due 90 days or more, one loan totaling $788,000 has entered into a workout agreement. In addition to the six loans past due 90 days or more in interest payments the partnership has three loans totaling $9,201,000 at December 31, 2005, which are past maturity, however, the borrowers have continued to make regular monthly interest payments. The partnership allows borrowers to occasionally continue to make the interest payments on debt past maturity for periods of time. At December 31, 2005 the partnership had nine loans totaling $26,863,000, which were 90 days past maturity and/or past due 90 days or more in interest payments.

     The partnership also makes loans requiring periodic disbursements of funds. As of December 31, 2005 there were fifteen such loans. These loans include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the partnership's loans, which are periodically disbursed as of December 31, 2005, is set forth below (in thousands):

                                  Complete Construction       Rehabilitation
                                 -----------------------     -----------------
   Disbursed funds                      $   5,434               $ 48,818
   Undisbursed funds                    $     639               $ 12,898


     "Construction Loans" are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such Construction Loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of December 31, 2005, the partnership had commitments for Construction Loans totaling $6,073,000, of which $5,434,000 in Construction Loans had been disbursed and had an additional $639,000, which is yet to be disbursed. The $6,073,000 of Construction Loans committed is less than 10% of the loan portfolio, which is the partnership's limit on Construction Loan funding.

     The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. These loans are referred to by management as "Rehabilitation Loans". As of December 31, 2005 the partnership had funded $48,818,000 in Rehabilitation Loans and $12,898,000 remained to be disbursed for a combined total of $61,716,000. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

     Item 8 - Consolidated Financial Statements and Supplementary Data

     A - Consolidated Financial Statements

     The  following   consolidated  financial  statements  of  Redwood  Mortgage
Investors VIII are included in Item 8:

     o Report of Independent Registered Public Accounting Firm
     o Consolidated Balance Sheets - December 31, 2005, and December 31, 2004
     o Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
     o Consolidated Statements of Changes In Partners' Capital for the years ended December 31, 2005, 2004 and 2003
     o Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
     o Notes to Consolidated Financial Statements

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION
                           DECEMBER 31, 2005 AND 2004
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                    Page No.
                                                                  ------------

   Report of Independent Registered Public Accounting Firm             27

   Consolidated Balance Sheets                                         28

   Consolidated Statements of Income                                   29

   Consolidated Statements of Changes in Partners' Capital             30

   Consolidated Statements of Cash Flows                               32

   Notes to Consolidated Financial Statements                          33

   Supplemental Schedules

       Schedule II -  Valuation and Qualifying Accounts                49

       Schedule IV - Mortgage Loans on Real Estate                     50
         Rule 12-29 Loans on Real Estate

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

     We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


                                                ARMANINO McKENNA  LLP
San Ramon, California
March 3, 2006

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004
                                 (in thousands)

                                     ASSETS

                                                                                                2005            2004
                                                                                            ------------    ------------
Cash and cash equivalents                                                                     $  28,853       $  16,301
                                                                                            ------------    ------------

Loans
   Loans, secured by deeds of trust                                                             214,012         171,745
   Loans, unsecured                                                                                   -              34
   Allowance for loan losses                                                                    (3,138)         (2,343)
                                                                                            ------------    ------------
      Net loans                                                                                 210,874         169,436
                                                                                            ------------    ------------

Interest and other receivables
   Accrued interest and late fees                                                                 3,254           4,895
   Advances on loans                                                                                103             131
                                                                                            ------------    ------------
      Total interest and other receivables                                                        3,357           5,026
                                                                                            ------------    ------------

Other assets
   Loan origination fees, net                                                                        72              62
   Real estate held for sale, net                                                                21,328           9,793
                                                                                            ------------    ------------
      Total other assets                                                                         21,400           9,855
                                                                                            ------------    ------------
      Total assets                                                                            $ 264,484       $ 200,618
                                                                                            ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Line of credit                                                                             $  32,000       $  16,000
   Accounts payable                                                                                  10              25
   Payable to affiliate                                                                             489             638
                                                                                            ------------    ------------
      Total liabilities                                                                          32,499          16,663
                                                                                            ------------    ------------

Investors in applicant status                                                                       776             424
                                                                                            ------------    ------------
Minority interest                                                                                 3,042               -
                                                                                            ------------    ------------

Partners' capital
   Limited partners' capital, subject to redemption, net of unallocated syndication costs of $1,653 and $1,084 for 2005 and 2004, respectively;
    and net of Formation Loan receivable of $11,506 and $9,751 for 2005
    and 2004, respectively                                                                      227,970         183,368

   General partners' capital, net of unallocated syndication costs of
    $16 and $11 for 2005 and 2004, respectively                                                     197             163
                                                                                            ------------    ------------
      Total partners' capital                                                                   228,167         183,531
                                                                                            ------------    ------------
      Total liabilities and  partners' capital                                                $ 264,484       $ 200,618
                                                                                            ============    ============


     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                        Consolidated Statements of Income
              For the Years Ended December 31, 2005, 2004 and 2003
             (in thousands, except for per limited partner amounts)

                                                                                   2005            2004            2003
                                                                               ------------    ------------    ------------
Revenues
   Interest on loans                                                             $  19,203       $  16,437       $  12,496
   Late fees                                                                           120             218             201
   Other                                                                               865             478             261
                                                                               ------------    ------------    ------------
                                                                                    20,188          17,133          12,958
                                                                               ------------    ------------    ------------

Expenses
   Mortgage servicing fees                                                           1,736           1,565           1,057
   Interest expense                                                                    278             622              71
   Amortization of loan origination fees                                                65              56              23
   Provision for losses on loans                                                       855           1,146             782
   Asset management fees                                                               814             630             468
   Clerical costs from Redwood Mortgage Corp.                                          298             307             290
   Professional services                                                               147             211             111
   Broker expense                                                                        -               -             181
   Amortization of discount on imputed interest                                        395             319             195
   Other                                                                               232             145             228
                                                                               ------------    ------------    ------------
                                                                                     4,820           5,001           3,406
                                                                               ------------    ------------    ------------

Income before minority interest                                                     15,368          12,132           9,552

Minority interest share of subsidiary loss                                               -               -              42
                                                                               ------------    ------------    ------------
Net income                                                                       $  15,368       $  12,132       $   9,594
                                                                               ============    ============    ============

Net income
   General partners (1%)                                                         $     154       $     121       $      96
   Limited partners (99%)                                                           15,214          12,011           9,498
                                                                               ------------    ------------    ------------
                                                                                 $  15,368       $  12,132       $   9,594
                                                                               ============    ============    ============

Net income per $1,000 invested by
   limited partners for entire period
     Where income is reinvested                                                  $      70       $      72       $      78
     Where partner receives income in monthly distributions                      $      68       $      70       $      75


     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
             Consolidated Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                                          Limited Partners

                                                                     ----------------------------------------------------------
                                                                        Capital                                        Total
                                                     Investors In      Account        Unallocated                     Limited
                                                       Applicant       Limited        Syndication      Formation      Partners'
                                                        Status         Partners          Costs        Loan, Gross     Capital
                                                     -------------   -------------   -------------   ------------   ------------

Balances at December 31, 2002                          $    2,578      $  101,540      $    (592)      $ (5,258)      $  95,690
  Contributions on application                             40,030               -               -              -              -
  Formation Loan increases                                      -               -               -        (2,929)        (2,929)
  Formation Loan payments received                              -               -               -            575            575
  Interest credited to partners in applicant
   status                                                      37               -               -              -              -
  Interest withdrawn                                         (14)               -               -              -              -
  Transfers to partners' capital                         (41,421)          41,421               -              -         41,421
  Net income                                                    -           9,498               -              -          9,498
  Syndication costs incurred                                    -               -           (478)              -          (478)
  Allocation of syndication costs                               -           (178)             178              -              -
  Partners' withdrawals                                         -         (5,128)               -              -        (5,128)
  Early withdrawal penalties                                    -            (79)              17             62              -
                                                     -------------   -------------   -------------   ------------   ------------

Balances at December 31, 2003                               1,210         147,074           (875)        (7,550)        138,649
  Contributions on application                             40,954               -               -              -              -
  Formation Loan increases                                      -               -               -        (3,117)        (3,117)
  Formation Loan payments received                              -               -               -            855            855
  Interest credited to partners in applicant
   status                                                      20               -               -              -              -
  Interest withdrawn                                          (8)               -               -              -              -
  Transfers to partners' capital                         (41,752)          41,752               -              -         41,752
  Net income                                                    -          12,011               -              -         12,011
  Syndication costs incurred                                    -               -           (417)              -          (417)
  Allocation of syndication costs                               -           (192)             192              -              -
  Partners' withdrawals                                         -         (6,365)               -              -        (6,365)
  Early withdrawal penalties                                    -            (77)              16             61              -
                                                     -------------   -------------   -------------   ------------   ------------

Balances at December 31, 2004                                 424         194,203         (1,084)        (9,751)        183,368
  Contributions on application                             39,816               -               -              -              -
  Formation Loan increases                                      -               -               -        (2,978)        (2,978)
  Formation Loan payments received                              -               -               -          1,178          1,178
  Interest credited to partners in applicant
   status                                                      41               -               -              -              -
  Interest withdrawn                                         (15)               -               -              -              -
  Transfers to partners' capital                         (39,490)          39,490               -              -         39,490
  Net income                                                    -          15,214               -              -         15,214
  Syndication costs incurred                                    -               -           (837)              -          (837)
  Allocation of syndication costs                               -           (257)             257              -              -
  Partners' withdrawals                                         -         (7,465)               -              -        (7,465)
  Early withdrawal penalties                                    -            (56)              11             45              -
                                                     -------------   -------------   -------------   ------------   ------------
Balances at December 31, 2005                          $      776      $  241,129      $  (1,653)      $(11,506)      $ 227,970
                                                     =============   =============   =============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
       Consolidated Statements of Changes in Partners' Capital (continued)
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                       General Partners
                                                       -----------------------------------------------
                                                           Capital                           Total
                                                          Account         Unallocated        General          Total
                                                          General         Syndication       Partners'       Partners'
                                                          Partners          Costs           Capital          Capital
                                                       ---------------   -------------    ------------    --------------

  Balances at December 31, 2002                          $         93      $      (6)       $      87       $    95,777
     Contributions on application                                   -               -               -                 -
     Formation Loan increases                                       -               -               -           (2,929)
     Formation Loan payments received                               -               -               -               575
     Interest credited to partners in applicant
       status                                                       -               -               -                 -
     Interest withdrawn                                             -               -               -                 -
     Capital contributed                                           40               -              40            41,461
     Net income                                                    96               -              96             9,594
     Syndication costs incurred                                     -             (5)             (5)             (483)
     Allocation of syndication costs                              (2)               2               -                 -
     Partners' withdrawals                                       (95)               -            (95)           (5,223)
     Early withdrawal penalties                                     -               -               -                 -
                                                       ---------------   -------------    ------------    --------------

  Balances at December 31, 2003                                   132             (9)             123           138,772
     Contributions on application                                   -               -               -                 -
     Formation Loan increases                                       -               -               -           (3,117)
     Formation Loan payments received                               -               -               -               855
     Interest credited to partners in applicant
       status                                                       -               -               -                 -
     Interest withdrawn                                             -               -               -                 -
     Capital contributed                                           41               -              41            41,793
     Net income                                                   121               -             121            12,132
     Syndication costs incurred                                     -             (4)             (4)             (421)
     Allocation of syndication costs                              (2)               2               -                 -
     Partners' withdrawals                                      (118)               -           (118)           (6,483)
     Early withdrawal penalties                                     -               -               -                 -
                                                       ---------------   -------------    ------------    --------------

  Balances at December 31, 2004                                   174            (11)             163           183,531
     Contributions on application                                   -               -               -                 -
     Formation Loan increases                                       -               -               -           (2,978)
     Formation Loan payments received                               -               -               -             1,178
     Interest credited to partners in applicant
       status                                                       -               -               -                 -
     Interest withdrawn                                             -               -               -                 -
     Capital contributed                                           40               -              40            39,530
     Net income                                                   154               -             154            15,368
     Syndication costs incurred                                     -             (8)             (8)             (845)
     Allocation of syndication costs                              (3)               3               -                 -
     Partners' withdrawals                                      (152)               -           (152)           (7,617)
     Early withdrawal penalties                                     -               -               -                 -
                                                       ---------------   -------------    ------------    --------------
  Balances at December 31, 2005                          $        213      $     (16)       $     197       $   228,167
                                                       ===============   =============    ============    ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                                2005            2004           2003
                                                                             ------------    -----------    -----------
        Cash flows from operating activities
           Net income                                                          $  15,368       $ 12,132       $  9,594
           Adjustments to reconcile net income to
            net cash provided by operating activities
              Amortization of loan origination fees                                   65             56             23
              Imputed interest income                                              (395)          (319)          (195)
              Amortization of discount                                               395            319            195
              Provision for losses on loans and real estate                          855          1,146            782
              Realized (gain) loss on sale of real estate                          (183)              -            127
              Minority interest share of subsidiary loss                               -              -           (42)
              Change in operating assets and liabilities
                 Unsecured loans                                                      34              -              -
                 Accrued interest and late fees                                    1,040        (2,566)        (3,448)
                 Advances on loans                                                  (63)             74          (500)
                 Other receivables                                                     -              -            888
                 Loan origination fees                                              (75)           (74)           (45)
                 Accounts payable                                                   (15)          (199)          (225)
                 Payable to affiliate                                              (149)            190            154
                 Deferred interest                                                     -              -          (112)
                                                                             ------------    -----------    -----------
        Net cash provided by operating activities                                 16,877         10,759          7,196
                                                                             ------------    -----------    -----------

        Cash flows from investing activities
           Loans originated                                                    (169,460)       (81,579)       (96,820)
           Principal collected on loans                                          118,772         52,359         35,097
           Payments for development of real estate                                 (939)              -          (706)
           Proceeds from disposition of real estate                                1,541              -          6,036
                                                                             ------------    -----------    -----------
        Net cash used in investing activities                                   (50,086)       (29,220)       (56,393)
                                                                             ------------    -----------    -----------

        Cash flows from financing activities
           Borrowings (repayments) on line of credit, net                         16,000        (6,000)         22,000
           Repayments on note payable                                                  -              -        (1,782)
           Contributions by partner applicants                                    39,882         41,007         40,093
           Partners' withdrawals                                                 (7,617)        (6,483)        (5,223)
           Syndication costs paid                                                  (845)          (421)          (483)
           Formation Loan lending                                                (2,978)        (3,117)        (2,929)
           Formation Loan collections                                              1,178            855            575
           Increase (distribution) to minority interest                              141              -        (1,321)
                                                                             ------------    -----------    -----------
        Net cash provided by financing activities                                 45,761         25,841         50,930
                                                                             ------------    -----------    -----------

        Net increase in cash and cash equivalents                                 12,552          7,380          1,733

        Cash and cash equivalents - beginning of year                             16,301          8,921          7,188
                                                                             ------------    -----------    -----------
        Cash and cash equivalents - end of year                                $  28,853       $ 16,301       $  8,921
                                                                             ============    ===========    ===========

        Supplemental disclosures of cash flow information                      $     278       $    622       $     71
           Cash paid for interest

     The accompanying notes are an integral part of these consolidated financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     1. Organizational and General

     Redwood Mortgage Investors VIII, a California Limited Partnership (the "Partnership"), was organized in 1993. The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp., both California corporations. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., a general partner. At December 31, 2005, the Partnership was in its sixth offering stage, wherein contributed capital totaled $212,037,000 of approved aggregate offerings of $300,000,000. As of December 31, 2005 and 2004, $776,000 and $424,000, respectively, remained in applicant status, and total Partnership units sold were in the aggregate of $212,037,000 and $172,223,000, respectively.

     A minimum of $250,000 and a maximum of $15,000,000 in Partnership units were initially offered through qualified broker-dealers. This initial offering closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 which closed on August 30, 2000. On August 31, 2000, the Partnership commenced a third offering for an additional $30,000,000 which closed in April 2002. On October 31, 2002, the Partnership commenced a fourth offering for an additional $50,000,000 which closed in October 2003. On October 7, 2003, the Partnership commenced a fifth offering for an additional $75,000,000 which closed in August 2005. On August 4, 2005, the Partnership commenced a sixth offering for an additional $100,000,000.

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

     The Formation Loan relating to the fifth offering ($75,000,000) totaled $5,661,000, which was 7.6% of the limited partners contributions of $74,904,000. It is being repaid, without interest, in ten annual installments of $526,000, which will commence on January 1, 2006, following the year the fifth offering closed. Payments on this loan were also made during the offering stage prior to the close of the offering.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     1. Organizational and General (continued)

     Sales commissions - Formation Loans (continued)

     The Formation Loan relating to the sixth offering ($100,000,000) totaled $888,000 as of December 31, 2005, which was 7.3% of the limited partners contributions of $12,224,000 through December 31, 2005. An equal annual repayment schedule on this loan, without interest, will commence in the year subsequent to the closing of this offering. Payments on this loan are being made during the offering stage prior to the close of the offering.

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

     The following summarizes Formation Loan transactions to December 31, 2005 (in thousands):

                            Initial        Subsequent        Third           Fourth         Fifth           Sixth
                          Offering of     Offering of      Offering of     Offering of    Offering of     Offering of
                            $15,000         $30,000         $30,000         $50,000        $75,000         $100,000         Total
                          ------------    ------------    ------------    -----------    -----------    ------------    -----------
Limited Partner
  contributions            $   14,932      $   29,993      $   29,999      $  49,985      $  74,904      $   12,224      $ 212,037
                          ============    ============    ============    ===========    ===========    ============    ===========
Formation Loan made        $    1,075      $    2,272      $    2,218      $   3,777      $   5,661      $      888      $  15,891
Discount on
  imputed interest                (8)           (219)           (230)          (462)        (1,215)           (257)        (2,391)
                          ------------    ------------    ------------    -----------    -----------    ------------    -----------
Formation Loan
  made, net                     1,067           2,053           1,988          3,315          4,446             631         13,500
Repayments to date              (888)         (1,206)           (748)          (846)          (388)               -        (4,076)
Early withdrawal
  penalties applied              (79)           (120)            (85)           (14)           (11)               -          (309)
                          ------------    ------------    ------------    -----------    -----------    ------------    -----------
Formation Loan, net
  at December 31, 2005            100             727           1,155          2,455          4,047             631          9,115
Unamortized discount
  on imputed interest               8             219             230            462          1,215             257          2,391
                          ------------    ------------    ------------    -----------    -----------    ------------    -----------
Balance,
  December 31, 2005        $      108      $      946      $    1,385      $   2,917      $   5,262      $      888      $  11,506
                          ============    ============    ============    ===========    ===========    ============    ===========
Percent loaned                   7.2%            7.6%            7.4%           7.6%           7.6%            7.3%           7.5%

     The Formation Loan has been deducted from limited partners' capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed, which ranged from 4.00% to 9.50%. An estimated amount of imputed interest is recorded for offerings still outstanding. During 2005, 2004 and 2003, $395,000, $319,000 and $195,000, respectively, were recorded related to the discount on imputed interest.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


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

     Through December 31, 2005, syndication costs of $3,819,000 had been incurred by the Partnership with the following distribution (in thousands):


                 Costs incurred                                  $    3,819
                 Early withdrawal penalties applied                   (114)
                 Allocated to date                                  (2,036)
                                                                ------------

                 December 31, 2005 balance                       $    1,669
                                                                ============

     Syndication costs attributable to the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the general partners. Applicable gross proceeds were $14,932,000. Related expenditures totaled $582,000 ($570,000 syndication costs plus $12,000 organization expense) or 3.9% of contributions.

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

     Syndication costs attributable to the fifth offering ($75,000,000) were limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. Gross proceeds of the fifth offering were $74,904,000. Syndication costs totaled $789,000 or 1.1% of contributions.

     Syndication costs attributable to the sixth offering ($100,000,000) will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners. As of December 31, 2005, the sixth offering had incurred syndication costs of $561,000 (4.6% of contributions).

     Term of the partnership

     The Partnership is scheduled to terminate on December 31, 2032, unless sooner terminated as provided in the partnership agreement.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies

     Basis of presentation

     The Partnership's consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC ("Russian") and Borrette Property Company, LLC ("Borrette"), and its 72.50%-owned subsidiary, Larkin Street Property Company, LLC ("Larkin"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2005 and 2004, there were no loans categorized as impaired by the Partnership. The average recorded investment in impaired loans was $0 for 2005, 2004 and 2003.

     At December 31, 2005 and 2004, the Partnership had nine and eleven loans 90 days past maturity and/or past due 90 days or more in interest payments, totaling $26,863,000 and $25,013,000, respectively. In addition, accrued interest, late charges and advances on these loans totaled $1,774,000 and $3,202,000 at December 31, 2005 and 2004, respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. As presented in Note 10 to the consolidated financial statements, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated for loans outstanding at December 31, 2005 and 2004 was 65.03% and 56.94% respectively. When loans are considered impaired, the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies (continued)

     Allowance for loan losses

     Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable. The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     The composition of the allowance for loan losses was as follows (in thousands):

                                                                        December 31,
                                 -------------------------------------------------------------------------------------------
                                            2005                            2004                           2003
                                 ----------------------------     --------------------------    ----------------------------
                                                  Percent of                     Percent of                     Percent of
                                                   loans in                       loans in                       loans in
                                                     each                           each                           each
                                                   category                       category                       category
                                                   to total                       to total                       to total
                                    Amount           loans          Amount          loans          Amount          loans
                                  ------------    ------------    ------------   ------------    -----------    ------------
Balance at End of Year
Applicable to:
---------------------------------
Domestic
   Real estate - mortgage
     Single family (1-4 units)      $   1,598          54.64%       $     850         49.12%       $  1,072          45.27%
     Apartments                           145           8.98%             430         18.04%            315          15.39%
     Commercial                         1,140          30.45%           1,033         31.83%            880          35.67%
     Land                                 255           5.93%              30          1.01%            382           3.67%
                                  ------------    ------------    ------------   ------------    -----------    ------------
        Total                       $   3,138         100.00%       $   2,343        100.00%       $  2,649         100.00%
                                  ============    ============    ============   ============    ===========    ============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies (continued)

     Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows (in thousands):

                                                                    Years Ended December 31,
                                                        ------------------------------------------------
                                                            2005             2004              2003
                                                        -------------    -------------     -------------
Balance at beginning of year                              $    2,343       $    2,649        $    3,021

Charge-offs
   Domestic
      Real estate - mortgage
        Single family (1-4 units)                                 26            (842)           (1,068)
        Apartments                                                 -                -              (86)
        Commercial                                                34            (110)                 -
        Land                                                       -                -                 -
                                                        -------------    -------------     -------------
                                                                (60)            (952)           (1,154)
                                                        -------------    -------------     -------------
Recoveries
   Domestic
      Real estate - mortgage
        Single family (1-4 units)                                  -                -                 -
        Apartments                                                 -                -                 -
        Commercial                                                 -                -                 -
        Land                                                       -                -                 -
                                                        -------------    -------------     -------------
                                                                   -                -                 -
                                                        -------------    -------------     -------------
Net charge-offs                                                 (60)            (952)           (1,154)
                                                        -------------    -------------     -------------
Additions charge to operations                                   855            1,146               782
                                                        -------------    -------------     -------------
Transfer to real estate held for sale reserve                      -            (500)                 -
                                                        -------------    -------------     -------------
Balance at end of year                                    $    3,138       $    2,343        $    2,649
                                                        =============    =============     =============

Ratio of net charge-offs during the period
   to average secured loans outstanding during
   the period                                                  0.03%            0.60%             1.00%
                                                        =============    =============     =============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies (continued)

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

     Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2005, 2004 and 2003, late fee revenue of $120,000, $218,000 and $201,000, respectively, was recorded. The Partnership has a recorded late fee receivable at December 31, 2005 and 2004 of $103,000 and $180,000, respectively.

     Recently issued accounting pronouncements

     In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Partnership does not expect the effect of FAS 154 will have material impact on its financial statements.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


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

     Applicant status

     Subscription funds received from purchasers of Partnership units are not admitted to the Partnership until subscription funds are required to fund a loan, fund the Formation Loan, create appropriate reserves, or to pay organizational expenses or other proper partnership purposes. During the period prior to the time of admission, which is anticipated to be between 1 - 90 days, purchasers' subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnership's loan portfolio.

     During 2005, 2004 and 2003, interest totaling $41,000, $20,000 and $37,000, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in Partnership operating income, the interest credited was either paid to the investors or transferred to partners' capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     3. Other Partnership Provisions (continued)

     Liquidity, capital withdrawals and early withdrawals (continued)

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


     4. General Partners and Related Parties

     The following are commissions and/or fees, which are paid to the general partners:

     Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. In 2005, 2004 and 2003, loan brokerage commissions paid by the borrowers were $3,697,000, $2,443,000 and $2,621,000, respectively.

     Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $1,736,000, $1,565,000 and $1,057,000 were incurred for 2005, 2004 and 2003, respectively. The Partnership had a payable to Redwood Mortgage Corp. for servicing fees of $489,000 and $638,000 at December 31, 2005 and 2004, respectively.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     4. General Partners and Related Parties (continued)

     Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees of $814,000, $630,000 and $468,000 were incurred for 2005, 2004 and 2003, respectively.

     Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     Operating expenses

     Redwood Mortgage Corp., a general partner, is reimbursed by the Partnership for all operating expenses incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2005, 2004 and 2003, operating expenses totaling $298,000, $307,000 and $290,000, respectively, were reimbursed to Redwood Mortgage Corp.

     Contributed capital

     The general partners jointly or severally are to contribute 1/10 of 1% of limited partners' contributions in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2005 and 2004, Gymno Corporation, a general partner, had capital in accordance with
Section 4.02(a) of the Partnership Agreement.

     5. Real Estate Held for Sale

     The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at December 31, (in thousands):

                                              2005                2004
                                         --------------      -------------
       Costs of properties                 $    22,328         $   10,793
       Reduction in value                      (1,000)            (1,000)
                                         --------------      -------------

       Real estate held for sale, net      $    21,328         $    9,793
                                         ==============      =============

     Larkin

     During 2005, the Partnership acquired a multi-unit property through foreclosure. At the time the Partnership took ownership of the property, the Partnership's investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC ("Larkin"). The Partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships' investments. The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the Partnership. As of December 31, 2005, approximately $558,000 in costs related to the development of this property have been capitalized. As of December 31, 2005, the Partnership's investment, together with the other affiliated partnerships, totaled $11,153,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     5. Real Estate Held for Sale (continued)

     During 2005, the Partnership acquired land through a deed in lieu of foreclosure. At the time the Partnership took ownership of the property, the Partnership's investment totaled $1,359,000 including accrued interest and advances. The property was subsequently sold for a total of $1,542,000 and the Partnership recognized a gain on sale of real estate in the amount of $183,000.

     In December 2004, the Partnership acquired land through a deed in lieu of foreclosure. At this date the Partnership's investment totaled $4,377,000 including accrued interest and advances. Management believes that the full value of this investment, $4,505,000 at December 31, 2005, will be recovered from eventual sale of the property based upon its current estimate of the property's fair value.

     In September 2004, the Partnership acquired a single family residence through a foreclosure sale. At the time the Partnership took ownership of the property, the Partnership's investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The Partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At December 31, 2005 and 2004, the Partnership's total investment in this property was $1,691,000 and $1,437,000, net of a valuation allowance of $500,000.

     Russian

     During 2002, a single-family residence that secured a Partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC ("Russian"). Russian was formed by the Partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the Partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property were being expensed. At December 31, 2005 and 2004, the Partnership's total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.


     6. Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the consolidated financial statements to the tax basis of Partnership capital (in thousands):

                                                    2005               2004
                                               --------------     -------------

   Partners' capital per consolidated
     financial statements                        $   228,167        $  183,531
   Non-allocated syndication costs                     1,669             1,094
   Allowance for loan losses and
     real estate held for sale                         4,138             3,343
   Formation Loans receivable                         11,506             9,751
                                               --------------     -------------

   Partners' capital - tax basis                 $   245,480        $  197,719
                                               ==============     =============

     In 2005 and 2004, approximately 45% and 46%, respectively, of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     7. Bank Line of Credit

     The Partnership has a bank line of credit in the maximum amount of the lesser of (1) $50,000,000, (2) one-third of partners' capital, or (3) the borrowing base as defined in the agreement. The line of credit matures on November 15, 2007, with borrowings at prime less 0.50% and secured by the Partnership's loan portfolio. The outstanding balances were $32,000,000 and $16,000,000 at December 31, 2005 and 2004, respectively. The interest rate was 6.75% at December 31, 2005 and 5.00% at December 31, 2004. The Partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the Partnership to comply with certain financial covenants. The Partnership was in compliance with these covenants at December 31, 2005 and 2004.


     8. Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans carrying value was $214,012,000 and $171,745,000 at December 31, 2005 and 2004, respectively. The fair value of these loans of $215,102,000 and $173,067,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


     9. Non-Cash Transactions

     During 2005, the Partnership foreclosed on, or acquired property through deed in lieu of foreclosure, two properties (see Note 5), which resulted in an increase in real estate held for sale and minority interest of $11,954,000 and $2,901,000, respectively, and a decrease in loans receivable, accrued interest and advances of $8,361,000, $601,000 and $91,000, respectively.

     During 2004, the Partnership foreclosed on, or acquired property through deeds in lieu of foreclosure, four properties (see Note 5), which resulted in an increase in real estate held for sale and allowance for real estate held for sale of $6,315,000 and $500,000, respectively and a decrease in loans receivable, accrued interest, advances, and allowance for loan losses of $4,422,000, $1,840,000, $53,000 and $500,000, respectively.

     During 2003, the Partnership restructured three loans that resulted in an increase to secured loans receivable of $2,989,000 and a decrease to accrued interest and advances of $2,626,000 and $363,000, respectively.

     During 2003, a previously secured loan became unsecured which resulted in a decrease to secured loans receivable of $34,000 and an increase to unsecured loans of $34,000.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     10. Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2005 and 2004, there were 98 and 75 secured loans outstanding, respectively, with the following characteristics (dollars in thousands):

                                                                        2005              2004
                                                                   ---------------    --------------

              Number of secured loans outstanding                              98                75
              Total secured loans outstanding                        $    214,012       $   171,745

              Average secured loan outstanding                       $      2,184       $     2,289
              Average secured loan as percent of total
                secured loans                                               1.02%             1.33%
              Average secured loan as percent
                of partners' capital                                         .96%             1.25%

              Largest secured loan outstanding                       $     11,927       $    12,045
              Largest secured loan as percent of total
                secured loans                                               5.57%             7.01%
              Largest secured loan as percent
                of partners' capital                                        5.23%             6.56%
              Largest secured loan as percent of total assets               4.51%             6.00%


              Number of counties where security
                is located (all California)                                    24                17
              Largest percentage of secured loans
                in one county                                              25.36%            20.48%
              Average secured loan to appraised value
                of security based on appraised values and
                prior liens at time loan was consummated                   65.03%            56.94%

              Number of secured loans in foreclosure status                     1                 6
              Amount of secured loans in foreclosure                 $      3,600       $    14,682

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     10. Asset Concentrations and Characteristics (continued)

     The following secured loan categories were held at December 31, 2005 and 2004 (in thousands):

                                                                     2005                2004
                                                                ---------------     ---------------
              First trust deeds                                   $    135,945        $    115,082
              Second trust deeds                                        73,138              50,282
              Third trust deeds                                          4,929               6,381
                                                                ---------------     ---------------
                  Total loans                                          214,012             171,745
              Prior liens due other lenders at time of loan            224,573              99,140
                                                                ---------------     ---------------

                  Total debt                                      $    438,585        $    270,885
                                                                ===============     ===============

              Appraised property value at time of loan            $    674,436        $    475,710

              Average secured loan to appraised value
                of security based on appraised values and
                prior liens at time loan was consummated                65.03%              56.94%

              Secured loans by type of property
                  Single family (1-4 units)                       $    116,945        $     84,359
                  Apartments                                            19,209              30,981
                  Commercial                                            65,167              54,670
                  Land                                                  12,691               1,735
                                                                ---------------     ---------------

                                                                  $    214,012        $    171,745
                                                                ===============     ===============

     The interest rates on the loans range from 8.0% to 13.0% at December 31, 2005 and 8.50% to 13.25% at December 31, 2004.

     Scheduled maturity dates of secured loans as of December 31, 2005 are as follows (in thousands):

                       Year Ending December 31,
                   --------------------------------

                              2006                      $    70,217
                              2007                           89,556
                              2008                           27,132
                              2009                            5,926
                              2010                           20,202
                           Thereafter                           979
                                                      --------------

                                                        $   214,012
                                                      ==============

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     10. Asset Concentrations and Characteristics (continued)

     The scheduled maturities for 2006 include eight loans totaling $26,075,000, and representing 12.18% of the portfolio, which are past maturity at December 31, 2005. Interest payments on five of these loans were delinquent and are included in the total of loans 90 days or more delinquent presented in Note 2. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these eight past maturity loans, the Partnership has begun foreclosure proceedings by filing a notice of default, on one with an aggregate principal balance totaling $3,600,000.

     Cash deposits at December 31, 2005, exceeded FDIC insurance limits (up to $100,000 per bank) by approximately $29,461,000.


     11. Commitments and Contingencies

     Construction / rehabilitation loans

     The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At December 31, 2005, there were $13,537,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

     Workout agreements

     The Partnership has negotiated various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2005. There is one loan totaling $788,000 under a workout agreement as of December 31, 2005.

     Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


     12. Selected Financial Information (Unaudited)

                                                                        Calendar Quarter
                                                     (in thousands, except for per limited partner amounts)
                                                   -----------------------------------------------------------
                                                      First          Second           Third         Fourth          Annual
                                                   ------------    ------------    ------------   ------------    ------------
    Revenues
        2005                                        $    4,525      $    4,498      $    5,099     $    6,066      $   20,188
        2004                                        $    3,850      $    3,785      $    4,504     $    4,994      $   17,133

    Expenses
        2005                                        $      981      $      802      $    1,144     $    1,893      $    4,820
        2004                                        $    1,117      $      907      $    1,418     $    1,559      $    5,001

    Net income allocated to general partners
        2005                                        $       35      $       37      $       40     $       42      $      154
        2004                                        $       27      $       29      $       31     $       34      $      121

    Net income allocated to limited partners
        2005                                        $    3,509      $    3,659      $    3,915     $    4,131      $   15,214
        2004                                        $    2,706      $    2,849      $    3,055     $    3,401      $   12,011
                                                   ------------    ------------    ------------   ------------    ------------

    Net income per $1,000 invested
      where income is
          Compounded
            2005                                    $       17      $       17      $       17     $       19      $       70
            2004                                    $       18      $       18      $       18     $       18      $       72

          Withdrawn
            2005                                    $       17      $       17      $       17     $       17      $       68
            2004                                    $       18      $       17      $       17     $       18      $       70


     13. Subsequent Events

     Subsequent to December 31, 2005 and through March 3, 2006, the Partnership has received $6,777,000 of new investor money for the current offering and had admitted $6,571,000 of partners in applicant status into the Partnership. The admitted amount includes $776,000 that awaited admission at December 31, 2005.

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2003, 2004 and 2005
                                 (in thousands)

                                                                         C
                                             B                        Additions
                                         Balance at      ------------------------------------                             E
                A                        Beginning       Charged to Costs       Charged to             D              Balance at
           Description                   of Period        and Expenses         Other Accounts     Deductions         End of Period
-----------------------------------    --------------    ----------------     ---------------    --------------     ---------------

Year Ended December 31, 2003

Deducted from asset accounts

Allowance for loan losses                $     3,021       $          782       $          -       $   (1,154) (a)    $     2,649

Cumulative write-down of
 real estate held for sale (REO)                 500                    -                  -                 -                 500
                                       --------------    -----------------    ---------------    --------------     ---------------
                                         $     3,521       $          782       $          -       $   (1,154) (a)    $     3,149
                                       ==============    =================    ===============    ==============     ===============

Year Ended December 31, 2004

Deducted from asset accounts

Allowance for loan losses                $     2,649       $        1,146       $      (500)       $     (952) (a)    $     2,343

Cumulative write-down of
 real estate held for sale (REO)                 500                    -                500                 -               1,000
                                       --------------    -----------------    ---------------    --------------     ---------------
                                         $     3,149       $        1,146       $          -       $     (952) (a)    $     3,343
                                       ==============    =================    ===============    ==============     ===============

Year Ended December 31, 2005

Deducted from asset accounts

Allowance for loan losses                $     2,343       $          855       $          -       $      (60) (a)    $     3,138

Cumulative write-down of
 real estate held for sale (REO)               1,000                    -                  -                 -               1,000
                                       --------------    -----------------    ---------------    --------------     ---------------
                                         $     3,343       $          855       $          -       $      (60) (a)    $     4,138
                                       ==============    =================    ===============    ==============     ===============

     Note (a) - Represents write-offs of loans.

                        REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Schedule IV - Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

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
Descrip.        Rate       Date           Terms        Liens       Amount       Investment   or Interest   Lien      Location
----------------------------------------------------------------------------------------------------------------------------------

Comm.          11.75%     12/01/09       $     3      $    -       $   148       $   109       $     -    1st        Yuba
Res.           12.00%     05/01/03            13           -         1,210         1,210         1,210    1st        Marin
Apts.          12.50%     11/15/10             4          53            39           321             -    2nd        Contra Costa
Comm.          12.00%     05/01/07             9       2,916           799           788           788    2nd        Santa Clara
Res.           12.00%     03/01/01            13           -         1,325         1,325         1,325    1st        Marin
Land           9.50%      02/01/07             8           -           987           986             -    1st        Santa Clara
Res.           10.00%     12/01/02             3           -           318           316           316    1st        San Mateo
Comm.          13.00%     11/1/06             44       8,100         4,550         4,072             -    2nd        Santa Clara
Comm.          10.50%     08/01/04            32           -         3,600         3,600         3,600    1st        Santa Clara
Res.           10.25%     06/01/06             2       1,647           263           215             -    2nd        Santa Clara
Res.           10.50%     09/01/07            11       1,468           805         1,184             -    3rd        Santa Clara
Res.           10.50%     10/01/05            16           -         1,781         1,781         1,781    1st        San Mateo
Comm.          10.50%     10/01/07             4           -           441           432             -    1st        San Mateo
Comm.          11.25%     12/01/07             9         718           900           784             -    1st & 3rd  El Dorado
Res.           10.00%     11/01/05            11         500         1,320         1,320         1,320    2nd        Napa
Comm.          10.00%     01/01/08            13           -         1,500         1,500             -    1st        Riverside
Res.           11.50%     12/01/05            98           -         7,700         9,857         9,857    1st        San Mateo
Comm.          10.00%     04/01/05            57           -         7,292         6,666         6,666    1st        Los Angeles
Comm.          12.00%     07/01/06            25           -         2,500         2,500             -    1st        Sacramento
Res.           11.00%     01/31/06            43           -         6,074         4,493             -    1st        Fresno
Apts.          9.50%      01/01/09             4           -           413           404             -    1st        San Joaquin
Res.           9.25%      12/01/08             1         376           130           128             -    2nd        Santa Clara
Res.           8.50%      01/01/06             8           -         1,070         1,052             -    1st        Placer
Comm.          9.50%      01/01/06            13           -         1,610         1,610             -    1st        Alameda
Res.           8.50%      10/01/10             4         190           500           493             -    2nd        Alameda
Res.           8.50%      02/02/09             1          42            85            84             -    3rd        San Mateo
Res.           8.50%      04/01/06             6       1,655           800           800             -    2nd        San Francisco
Res.           9.00%      05/01/09             3       2,400           335           335             -    2nd        San Francisco
Apts.          9.25%      06/01/06             7           -           881           881             -    1st        San Francisco
Apts.          9.25%      06/01/06             7           -           875           875             -    1st        San Francisco
Res.           9.25%      06/01/09             2           -           188           186             -    1st        San Joaquin
Comm.          9.00%      06/01/09             4       2,850           500           495             -    2nd        Santa Clara
Res.           8.50%      07/01/09             1           -           100            99             -    1st        San Mateo
Comm.          10.00%     06/01/07            39           -         4,650         4,650             -    1st        Marin
Res.           9.25%      07/01/09             6         716           690           684             -    2nd        San Mateo
Comm.          9.00%      08/01/09            12           -         2,000         1,600             -    1st        San Francisco
Comm.          9.50%      08/01/09            16           -         1,947         1,931             -    1st        Alameda
Res.           9.25%      10/01/07             3         764           385           385             -    2nd        San Francisco

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Schedule IV - Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                                               Col. H
                                                                                              Principal
                                                                   Col. F                       Amount
                                                                    Face           Col. G      of Loans
                          Col. C         Col. D                  Amount of       Carrying     Subject to  Col. I       Col. J
               Col. B      Final         Periodic     Col. E      Mortgage      Amount of     Delinquent   Type     California
Col. A        Interest   Maturity        Payment       Prior      Original       Mortgage     Principal     of      Geographic
Descrip.        Rate       Date           Terms        Liens       Amount       Investment   or Interest   Lien      Location
----------------------------------------------------------------------------------------------------------------------------------
Res.           8.75%      09/01/06           85           -        11,685        11,684            -       1st      Contra Costa
Res.           10.00%     09/01/06           99      11,685        15,288        11,927            -       2nd      Contra Costa
Res.           9.25%      01/01/10            1         248            75            74            -       2nd      San Mateo
Apts.          11.00%     06/01/06            1         881           641           401            -       2nd      San Francisco
Apts.          11.00%     06/01/06            2         875         1,093         1,076            -       2nd      San Francisco
Comm.          9.50%      03/01/07           25           -         3,113         3,112            -       1st      San Francisco
Res.           8.50%      03/15/10           10       2,097           450           447            -       2nd      San Francisco
Comm.          10.00%     02/01/08           16       2,200         2,335         1,750            -       2nd      Amador
Comm.          9.00%      03/01/07           10       5,497         1,305         1,305            -       3rd      San Francisco
Comm.          9.00%      03/01/10            2         179           204           202            -       2nd      Monterey
Res.           9.00%      04/01/10            1         358            55            55            -       2nd      Santa Cruz
Res.           8.50%      05/01/07           37           -         5,200         2,561            -       1st      Solano
Res.           10.00%     05/01/07           28       5,200         4,016         3,394            -       2nd      Solano
Res.           9.25%      04/01/07           32           -         4,464         3,996            -       1st      Sutter
Apts.          9.25%      04/01/07           12           -         1,620         1,620            -       1st      San Francisco
Res.           9.25%      05/01/10            1         411           160           159            -       2nd      San Mateo
Res.           10.00%     12/01/07           59      36,000         8,165         6,884            -       2nd      San Francisco
Res.           9.00%      05/01/10            1         286            70            70            -       2nd      El Dorado
Res.           8.50%      10/01/10            2         379           325           324            -       3rd      Sonoma
Apts.          9.25%      05/01/07            8           -         1,040         1,040            -       1st      San Francisco
Apts.          8.50%      06/01/07           13           -         1,800         1,800            -       1st      Sacramento
Apts.          8.50%      06/01/07           11           -         1,500         1,500            -       1st      Sacramento
Comm.          8.50%      07/01/10           32       6,064         4,400         4,398            -       2nd      San Francisco
Comm.          8.00%      06/01/07           60           -         9,000         9,000            -       1st      Napa
Land           8.50%      06/01/10           56           -         9,000         7,689            -       1st      San Francisco
Apts.          9.25%      06/01/07           16           -         2,080         2,080            -       1st      San Francisco
Res.           9.25%      07/01/10            2           -           200           199            -       1st      Solano
Comm.          8.00%      07/01/07           37       5,731         5,341         5,341            -       2nd      Alameda
Res.           12.50%     07/01/08           39      19,700         4,250         3,653            -       2nd      San Mateo
Apts.          9.25%      07/01/07           17           -         2,200         2,200            -       1st      San Francisco
Res.           9.25%      07/01/07           12           -         1,560         1,560            -       1st      San Francisco
Apts.          9.25%      07/01/07           17           -         2,200         2,200            -       1st      San Francisco
Comm.          9.00%      08/01/15           13       9,500         1,000           979            -       2nd      San Francisco
Res.           8.50%      08/01/07           21           -         3,000         3,000            -       1st      Butte
Res.           10.00%     07/01/07           11       3,000         2,675         1,453            -       2nd      Butte
Apts.          11.00%     06/01/07            7       2,080         1,483           711            -       2nd      San Francisco
Res.           9.00%      08/01/10            1           -           140           140            -       1st      Ventura
Res.           10.00%     02/01/08           82      41,200        11,200         9,271            -       2nd      Santa Clara

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Schedule IV - Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                                               Col. H
                                                                                              Principal
                                                                   Col. F                       Amount
                                                                    Face           Col. G      of Loans
                          Col. C         Col. D                  Amount of       Carrying     Subject to  Col. I       Col. J
               Col. B      Final         Periodic     Col. E      Mortgage      Amount of     Delinquent   Type     California
Col. A        Interest   Maturity        Payment       Prior      Original       Mortgage     Principal     of      Geographic
Descrip.        Rate       Date           Terms        Liens       Amount       Investment   or Interest   Lien      Location
----------------------------------------------------------------------------------------------------------------------------------
Res.           8.50%      08/01/07          24            -         3,450         3,450           -         1st      Sacramento
Res.           10.00%     08/01/07          10        3,450         2,325         1,274           -         2nd      Sacramento
Res.           9.25%      09/01/10           1          260            71            71           -         2nd      San Mateo
Res.           9.25%      09/01/07          22            -         3,555         2,774           -         1st      San Joaquin
Comm.          9.50%      10/01/10          11          322         1,250         1,249           -         3rd      Alameda
Res.           9.25%      09/01/07           8            -         1,265           960           -         1st      San Joaquin
Res.           9.50%      03/01/07          23            -         3,040         2,895           -         1st      San Francisco
Res.           11.00%     05/01/08          31       18,744         4,080         3,229           -         2nd      Santa Clara
Land           9.50%      10/01/07           4            -           488           447           -         1st      Santa Clara
Land           10.00%     10/01/07          30            -         3,795         3,568           -         1st      San Francisco
Comm.          9.50%      10/01/10          37            -         4,200         4,193           -         1st      Alameda
Apts.          9.25%      04/01/07           8            -         1,050         1,050           -         1st      San Francisco
Res.           9.25%      05/01/07           8            -         1,031         1,031           -         1st      San Francisco
Res.           10.00%     11/01/07          20       11,500         2,564         2,335           -         2nd      Contra Costa
Res.           8.50%      11/01/10           1           99           120           120           -         2nd      San Mateo
Apts.          9.25%      05/01/07           8            -         1,050         1,050           -         1st      San Francisco
Res.           8.50%      11/01/06          18            -         2,555         2,555           -         1st      San Mateo
Res.           12.00%     12/01/07          12        3,797         1,265         1,114           -         2nd      San Diego
Res.           10.50%     12/01/07           6        2,811           740           740           -         2nd      Placer
Comm.          9.50%      12/01/07          23            -         2,900         2,900           -         1st      San Francisco
Res.           8.75%      01/01/08          41            -         5,625         5,625           -         1st      Alameda
Res.           10.00%     01/01/08          15        5,625         4,500         1,976           -         2nd      Alameda
                                                -----------------------------------------------------
Total                                             $ 224,573     $ 235,963     $ 214,012   $  26,863
                                                =====================================================

                         REDWOOD MORTGAGE INVESTORS VIII
                       (A California Limited Partnership)
                   Schedule IV - Mortgage Loans on Real Estate
                   Rule 12-29 Loans on Real Estate (continued)
                                 (in thousands)


     Reconciliation of carrying amount (cost) of loans at close of periods

                                               Year ended December 31,
                                -----------------------------------------------
                                    2005             2004             2003
                                -------------    -------------    -------------
Balance at beginning of year      $  171,745       $  147,174       $   83,650

Additions during period
   New loans                         169,460           81,579           96,820
   Other                                   -                -            2,989
                                -------------    -------------    -------------
     Total additions                 169,460           81,579           99,809
                                -------------    -------------    -------------

Deductions during period
   Collections of principal          118,772           52,359           35,097
   Foreclosures                        8,361            4,422                -
   Cost of loans sold                      -                -                -
   Amortization of premium                 -                -                -
   Other                                  60              227            1,188
                                -------------    -------------    -------------
     Total deductions                127,193           57,008           36,285
                                -------------    -------------    -------------
Balance at close of year          $  214,012       $  171,745       $  147,174
                                =============    =============    =============

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the partnership's independent registered public accounting firm during the years ended December 31, 2005 and 2004.


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


     Item 9b. - Other Information

     None


                                    Part III


     Item 10 - Directors and Executive Officers of the Registrant

     The partnership has no Officers or Directors. Rather, the activities of the partnership are managed by three general partners, one of whom is an individual, Michael R. Burwell. The other two general partners are Gymno Corporation and Redwood Mortgage Corp. Both are California corporations, formed in 1986 and 1978, respectively. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis. Redwood Mortgage Corp. is a subsidiary of The Redwood Group Ltd., whose principal stockholders are the Burwell Trusts, the other shareholder of Gymno Corporation and Michael R. Burwell. Michael R. Burwell has a controlling interest in these companies through his stock ownership or as trustee of the Burwell trusts.

     The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 49, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

     Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and the Burwell trusts. Michael R. Burwell is a director of Gymno and the director position previously held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer and Secretary. Michael R. Burwell has a controlling interest in this company through his stock ownership or as trustee of the Burwell trusts.

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

     A more complete description of management compensation is found in the prospectus (S-11) dated August 4, 2005, page 6, under the section "Compensation of the General Partners and the Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2005. All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

    Entity Receiving Compensation             Description of Compensation and Services Rendered          Amount
    ---------------------------------------------------------------------------------------------------------------
    I. Redwood Mortgage Corp.               Mortgage Servicing Fee for servicing loans..................$1,736,000
          (General Partner)

    General Partners &/or Affiliates        Asset Management Fee for managing assets......................$814,000

    General Partners                        1% interest in profits........................................$154,000
                                            Less allocation of syndication costs............................$3,000
                                                                                                     --------------
                                                                                                          $151,000

    General Partners &/or Affiliates        Portion of early withdrawal penalties applied to
                                            reduce Formation Loan..........................................$45,000


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY
COMPANIES  RELATED TO THE GENERAL  PARTNERS  DURING THE YEAR ENDED  DECEMBER 31,
2005 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

    Redwood Mortgage Corp.                Mortgage Brokerage Commissions for services in
                                          connection with the review, selection, evaluation,
                                          negotiation, and extension of the loans paid by the
                                          borrowers and not by the partnership..........................$3,697,000

    Redwood Mortgage Corp.                Processing and Escrow Fees for services in borrowers
                                          connection with notary, document preparation, credit
                                          investigation, and escrow fees payable by the
                                          and not by the partnership.......................................$46,000

    Gymno Corporation                     Reconveyance Fee.................................................$21,211


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2005 . . .
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $298,000

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

     Also refer to the Prospectus dated August 4, 2005, (incorporated herein by reference) on page 6 "Compensation of General Partners and Affiliates".


     Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the partnership by the principal accountant for 2005 and 2004 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2005 and 2004 for professional services rendered for the audit of the partnership's annual financial statements included in the partnership's Annual Report on Form 10-K, review of financial statements included in the partnership's Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $151,082 and $161,839, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2005 and 2004 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2005 and 2004, were $11,506 and $9,027, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2005 and 2004.

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


     Item 15 - Exhibits, Financial Statements and Schedules

     A. Documents filed as part of this report are incorporated:

     1. In Part II, Item 8 under A - Consolidated Financial Statements.

     2. The Consolidated  Financial  Statement Schedules are listed in Part II -
        Item 8 under B - Consolidated Financial Statement Schedules.

     3. Exhibits.

     Exhibit No.     Description of Exhibits
    -------------    --------------------------------------------------------

       3.1           Limited Partnership Agreement
       3.2           Form of Certificate of Limited Partnership Interest
       3.3           Certificate of Limited Partnership
       10.1          Escrow Agreement
       10.2          Servicing Agreement
       10.3       (a)Form of Note secured by Deed of Trust for Construction
                     Loans, which provides for principal and interest payments.
                  (b)Form of Note secured by Deed of Trust for Commercial and
                     Multi-Family loans which provides for principal and interest payments
                  (c)Form of Note secured by Deed of Trust for Commercial and
                     Multi-Family loans which provides for interest only payments
                  (d)Form of Note secured by Deed of Trust for Single Family
                     Residential Loans, which provides for interest and principal payments.
                  (e)Form of Note secured by Deed of Trust for Single Family
                     Residential loans, which provides for interest only payments.
       10.4       (a)Deed of Trust, Assignment of Leases and Rents, Security
                     Agreement and Fixture Filing to accompany Exhibits
                     10.3 (a), and (c).
                  (b)Deed of Trust, Assignment of Leases and Rents, Security
                     Agreement and Fixture Filing to accompany Exhibit 10.3
                     (b).
                  (c)Deed of Trust, Assignment of Leases and Rents, Security
                     Agreement and Fixture Filing to accompany Exhibit 10.3
                     (c).
       10.5          Promissory Note for Formation Loan
       10.6          Agreement to Seek a Lender
       31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.3 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.3 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     All of the above exhibits, other than exhibit 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, were previously filed as the exhibits to Registrant's Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein).

     B. See A (3) above.

     C. See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated August 4, 2005, supplement No. 1 dated March 15, 2006 (post effective amendment No. 1 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2006.


REDWOOD MORTGAGE INVESTORS VIII


By:       /S/ Michael R. Burwell
          --------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, President, Secretary,
                  and Principal Financial Officer



By:       Redwood Mortgage Corp.


          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 30th day of March, 2006.


      Signature                        Title                        Date



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell                 General Partner             March 30, 2006



/S/ Michael R. Burwell
-----------------------
Michael R. Burwell       President of Gymno Corporation,       March 30, 2006
                         (Principal Executive Officer);
                         Director of Gymno Corporation
                           Secretary/Treasurer of Gymno
                         Corporation (Principal Financial
                              and Accounting Officer);




/S/ Michael R. Burwell
-----------------------
Michael R. Burwell       President, Secretary/Treasurer of      March 30, 2006
                         Redwood Mortgage Corp. (Principal
                             Financial and Accounting
                                    Officer);
                         Director of Redwood Mortgage Corp.

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
March 30, 2006

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2006

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

     (c) disclosed in this report any change in the Registrant's control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
---------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 30, 2006

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

     This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.





/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
March 30, 2006

                                                                  Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

     This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.





/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2006

                                                                  Exhibit 32.3


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VIII (the "Partnership") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Redwood Mortgage Corporation, General Partner, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

     This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.





/s/ Michael R. Burwell
---------------------------
Michael R. Burwell, President,
Redwood Mortgage Corporation,
General Partner
March 30, 2006