Form 10-Q
period 2006-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2006-05-12
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(650) 365-5341

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and DECEMBER 31, 2005 (unaudited)

(in thousands)

ASSETS

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$5,351	$28,853

Loans
Loans, secured by deeds of trust	268,675	214,012
Allowance for loan losses	(3,584)	(3,138)
Net loans	265,091	210,874

Interest and other receivables
Accrued interest and late fees	3,380	3,254
Advances on loans	43	103
Total interest and other receivables	3,423	3,357

Loan origination fees, net	54	72
Other	7	—
Real estate held for sale, net of allowance of $1,115 and $1,000
for March 31, 2006 and December 31, 2005, respectively	21,330	21,328
Total other assets	21,391	21,400

Total assets	$295,256	$264,484

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and DECEMBER 31, 2005 (unaudited)

(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2006	2005
Liabilities
Line of credit	$50,000	$32,000
Accounts payable	17	10
Payable to affiliate	461	489
Total liabilities	50,478	32,499

Minority interest	3,072	3,042
Investors in applicant status	1,351	776

Partners’ capital
Limited partners’ capital, subject to redemption net of
unallocated syndication costs of $1,670 and $1,653 for
March 31, 2006 and December 31, 2005, respectively;
and Formation Loan receivable of $11,133 and $11,506 for
March 31, 2006 and December 31, 2005, respectively	240,149	227,970

General partners’ capital, net of unallocated syndication costs of $17 and $16 for March 31, 2006 and December 31,
2005, respectively	206	197

Total partners’ capital	240,355	228,167

Total liabilities and partners’ capital	$295,256	$264,484

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (unaudited)

(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenues
Interest on loans	$6,422	$4,103
Interest-bank	12	35
Late fees	67	35
Gain on sale of real estate held for sale	—	183
Imputed interest on Formation Loan	98	100
Other	60	69
	6,659	4,525
Expenses
Mortgage servicing fees	571	388
Interest expense	515	36
Amortization of loan origination fees	18	20
Provisions for losses on loans and real estate held
for sale	573	91
Asset management fees	228	184
Clerical costs through Redwood Mortgage Corp.	82	78
Professional services	71	48
Amortization of discount on imputed interest	98	100
Other	91	36
	2,247	981
Net income	$4,412	$3,544

Net income: general partners (1%)	$44	$35
limited partners (99%)	4,368	3,509
	$4,412	$3,544
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$17	$17

-where partner receives income in monthly
Distributions	$17	$17

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (unaudited)

(in thousands)

	2006	2005
Cash flows from operating activities
Net income	$4,412	$3,544
Adjustments to reconcile net income to net cash
provided by operating activities
Imputed interest income	(98)	(100)
Amortization of discount	98	100
Amortization of loan origination fees	18	20
Provision for loan and real estate losses	573	91
Gain on sale of real estate	—	(183)
Change in operating assets and liabilities
Accrued interest and late fees	(126)	(286)
Advances on loans	60	(9)
Loan origination fees	—	3
Due from Affiliates	—	(2,007)
Accounts payable	7	(16)
Payable to affiliate	(28)	15
Other current assets	(7)	(18)

Net cash provided by operating activities	4,909	1,154

Cash flows from investing activities
Loans originated	(68,609)	(23,831)
Principal collected on loans	13,934	34,603
Payments for development of real estate	(117)	(36)
Proceeds from disposition of real estate	—	1,448
Net cash used in investing activities	(54,792)	12,184

Cash flows from financing activities
Borrowings (payments) on line of credit, net	18,000	(16,000)
Contributions by partner applicants	10,178	10,155
Partners’ withdrawals	(2,089)	(1,779)
Syndication costs paid	(104)	(118)
Formation Loan lending	(746)	(748)
Formation Loan collections	1,112	299
Increase in minority interest	30	—

Net cash provided by (used in) financing activities	26,381	(8,191)

Net increase/(decrease) in cash and cash equivalents	(23,502)	5,147

Cash and cash equivalents – beginning of period	28,853	16,301

Cash and cash equivalents – end of period	5,351	21,448

Supplemental disclosures of cash flow information
Cash paid for interest	$515	$36

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to March 31, 2006 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$22,389	$222,202

Formation Loan made	1,075	2,272	2,218	3,777	5,661	1,634	16,637
Discount on imputed
interest	(6)	(204)	(216)	(437)	(1,161)	(439)	(2,463)

Formation Loan made, net	1,069	2,068	2,002	3,340	4,500	1,195	14,174
Repayments to date	(968)	(1,355)	(895)	(1,117)	(779)	(73)	(5,187)
Early withdrawal
penalties applied	(80)	(121)	(86)	(16)	(14)	-	(317)

Formation Loan, net
at March 31, 2006	21	592	1,021	2,207	3,707	1,122	8,670
Unamortized discount
on imputed interest	6	204	216	437	1,161	439	2,463

Balance
March 31, 2006	$27	$796	$1,237	$2,644	$4,868	$1,561	$11,133

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.3%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended March 31, 2006 and 2005, amortization expense of $98,000 and $100,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through March 31, 2006, syndication costs of $3,922,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$3,923
Early withdrawal penalties applied	(116)
Allocated to date	(2,120)

March 31, 2006 balance	$1,687

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of March 31, 2006 the sixth offering had incurred syndication costs of $665,000 (2.97% of contributions). Syndication costs are typically higher in the early stages of an offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC (“Russian”) and Borrette Property Company, LLC (“Borrette”), and its 72.5%-owned subsidiary, Larkin Property Company, LLC (“Larkin”). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust

At March 31, 2006 and December 31, 2005, the partnership had nine loans, past maturity and/or past due 90 days or more in interest payments (“90 day Past Due Loans”) totaling $22,999,000 and $26,863,000, respectively. In addition, accrued interest, late charges and advances on these loans totaled $1,614,000 and $1,774,000 at March 31, 2006 and December 31, 2005, respectively. A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At March 31, 2006 and December 31, 2005, there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2006 and December 31, 2005 was as follows (in thousands):

		Percent		Percent
	March 31,	to total	December 31,	to total
	2006	loans	2005	loans
Real estate mortgage
Single-family (1-4 units)	$2,166	62.97%	$1,598	54.64%
Apartments	135	6.70%	145	8.98%
Commercial	1,024	25.50%	1,140	30.45%
Land	259	4.83%	255	5.93%
	$3,584	100.00%	$3,138	100.00%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the three months through March 31, 2006 and for the year ended December 31, 2005 was as follows (in thousands):

	March 31,	December 31,
	2006	2005
Balance at beginning of year	$3,138	$2,343

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	—	26
Apartments	19	—
Commercial	—	34
Land	—	—
	(19)	(60)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	7	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(12)	(60)
Additions charge to operations	573	855
Transfer to real estate held for sale reserve	(115)	—

Balance at end of period	$3,584	$3,138

Ratio of net charge-offs during the period
to average secured loans outstanding during
the period	0.01%	0.03%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the consolidated financial statements since income taxes are the obligation of the limited partners if and when income taxes apply.

Net income per $1,000 invested

Amounts reflected in the consolidated statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

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

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

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

MARCH 31, 2006 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

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

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations up to 1/32 of 1% of the “net asset value” (3/8 of 1% annual), which is the partnership’s total assets less its total liabilities.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Costs of properties	$22,445	$22,328
Reduction in value	(1,115)	(1,000)

Real estate held for sale, net	$21,330	$21,328

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

Larkin

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments. The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership. As of March 31, 2006, approximately $668,000 in costs related to the development of this property have been capitalized. As of March 31, 2006, the partnership’s investment, together with the other affiliated partnerships, totaled $11,263,000.

During 2005, the partnership acquired land through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,359,000 including accrued interest and advances. The property was subsequently sold for a total of $1,542,000 and the partnership recognized a gain on sale of real estate in the amount of $183,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure. At this date the partnership’s investment totaled $4,377,000 including accrued interest and advances. At March 31, 2006 and December 31, 2005 the partnership’s investment in this property was $4,505,000. Management established a reserve of $115,000 at March 31, 2006 to offset a potential loss based upon the contract sales price of one of the three parcels.

In September 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At March 31, 2006 and December 31, 2005 the partnership’s total investment in this property was $1,699,000 and $1,691,000, net of a valuation allowance of $500,000.

Russian

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”). Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property were being expensed. At March 31, 2006 and December 31, 2005 the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 5 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $50,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement. The line of credit matures on November 15, 2007, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio. The outstanding balances were $50,000,000 and $32,000,000 at March 31, 2006 and December 31, 2005, respectively. The interest rate was 7.25% at March 31, 2006 and 6.75% at December 31, 2005. The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the partnership to comply with certain financial covenants. The partnership was in compliance with these covenants at March 31, 2006 and December 31, 2005.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans carrying value was $268,675,000 and $214,012,000 at March 31, 2006 and December 31, 2005, respectively. The fair value of these loans of $269,798,000 and $215,102,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

Most loans are secured by recorded deeds of trust. At March 31, 2006 and December 31, 2005 there were 103 and 98 secured loans outstanding, respectively, with the following characteristics:

	March 31,	December 31,
	2006	2005
Number of secured loans outstanding	103	98
Total secured loans outstanding	$268,675	$214,012

Average secured loan outstanding	$2,608	$2,184
Average secured loan as percent of total secured loans	0.97%	1.02%
Average secured loan as percent of partners’ capital	1.09%	0.96%

Largest secured loan outstanding	$25,645	$11,927
Largest secured loan as percent of total secured loans	9.54%	5.57%
Largest secured loan as percent of partners’ capital	10.67%	5.23%
Largest secured loan as percent of total assets	8.69%	4.51%

Number of counties where security is located (all California)	24	24

Largest percentage of secured loans in one county	22.27%	25.36%

Average secured loan to appraised value of security
based on appraised values and prior liens at time	65.15%	65.03%
loan was consummated

Number of secured loans in foreclosure status	2	1
Amount of secured loans in foreclosure	$7,245	$3,600

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The following secured loan categories were held at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

First Trust Deeds	$142,847	$135,945
Second Trust Deeds	116,751	73,138
Third Trust Deeds	9,077	4,929
Total loans	268,675	214,012
Prior liens due other lenders at time of loan	315,860	224,573

Total debt	$584,535	$438,585

Appraised property value at time of loan	$897,157	$674,436

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	65.15%	65.03%

Secured loans by type of property
Single-family (1-4 units)	$169,196	$116,945
Apartments	17,996	19,209
Commercial	68,520	65,167
Land	12,963	12,691

	$268,675	$214,012

The interest rates on the loans range from 8.00% to 13.00% at March 31, 2006 and December 31, 2005. This range of interest rates is typical of our portfolio.

Scheduled maturity dates of loans as of March 31, 2006 are as follows:

Year Ending December 31,	Amount

2006	$61,651
2007	97,231
2008	77,252
2009	5,726
2010	20,347
Thereafter	6,468

$268,675

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The scheduled maturities for 2006 include eight past maturity loans totaling $22,211,000, and representing 8.27% of the portfolio at March 31, 2006. Interest payments on seven of these loans were categorized as 90 days or more delinquent. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these eight past maturity loans, the partnership has begun foreclosure proceedings by filing a notice of default on two with aggregate principal balances totaling $7,245,000.

At times the partnership’s cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2006 there were $31,213,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of March 31, 2006. There is one loan totaling $788,000 in a workout agreement as of March 31, 2006.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

During April, 2006 the partnership negotiated an increase in its line of credit to $75,000,000 at substantially the same terms and conditions as the previously existing $50,000,000 line of credit.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2006 the partnership owned six real estate properties, which were taken back from defaulted borrowers.

Loans and related accrued interest, fees, and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses and real estate held for sale to an amount considered by management to be adequate, with due consideration to original collateral values at loan inception and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

The partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Forward Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses and the valuation of real estate held for sale, estimates of future limited partner withdrawals, additional foreclosures in 2006, and recovering certain values for properties through sale. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $1,858,000 and $598,000 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $571,000 and $388,000 were incurred for the three month periods ended March 31, 2006 and 2005, respectively.

•

Asset Management Fees The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $228,000 and $184,000 were incurred for the three month periods ended March 31, 2006 and 2005, respectively.

•

Other Fees The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees totaled $13,000 and $16,000 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $44,000 and $35,000 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Operating Expenses Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Operating expenses totaling $82,000 and $78,000 for the three month periods ended March 31, 2006 and 2005, respectively, were reimbursed to Redwood Mortgage Corp.

•

Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2006 and December 31, 2005, a general partner, Gymno Corporation, had contributed $223,000 and $213,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

•

Sales Commission – “Formation Loan” to Redwood Mortgage Corp. Sales commissions relating to the capital contributions by limited partners are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to Redwood Mortgage Corp., a general partner, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited orders. The loan is referred to as the “Formation Loan”. It is unsecured and non-interest bearing and is applied to reduce limited partners’ capital in the consolidated balance sheets. The sales commissions range between 0% (for units sold by the general partners) and 9%. It is estimated that the total amount of the Formation Loan will approximate 7.6% based on the assumption that 65% of the investors will reinvest earnings, which qualify for the higher commission percentage.

The amount of the annual installments paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of each Formation Loan at December 31 of each year until the offering period is closed. Thereafter, the remaining Formation Loan is paid in ten equal amortizing payments over a period of ten years.

Results of Operations – For the three months ended March 31, 2006 and 2005

Changes in the partnership’s operating results for the three month periods ended March 31, 2006 versus 2005 are discussed below:

Changes during the three months ended March 31, 2006 versus 2005
Net income	$868,000
Revenue
Interest on loans	2,319,000
Interest – bank	(23,000)
Late fees	32,000
Gain on sale of real estate held for sale	(183,000)
Imputed interest on Formation Loan	(2,000)
Other	(9,000)
$2,134,000

Expenses
Mortgage servicing fees	183,000
Interest expense	479,000
Amortization of loan origination fees	(2,000)
Provision for losses on loans and real estate
held for sale	482,000
Asset management fees	44,000
Clerical costs through Redwood Mortgage Corp.	4,000
Professional services	23,000
Amortization of discount on imputed interest	(2,000)
Other	55,000
$1,266,000

Net income increase	$868,000

The increase in interest on loans of $2,319,000 (57%) for the three month period ended March 31, 2006 as compared to the same period in 2005, was due primarily to the increased size of the partnership secured loan portfolio of $268,675,000 at March 31, 2006 as compared to $152,612,000 at March 31, 2005. The increase in interest on loans for the three month period ended March 31, 2006 was mitigated by a lower average portfolio interest rate of 9.67% at March 31, 2006 as compared to 10.11% at March 31, 2005. Average loan balances for the three month periods ended March 31, 2006 and 2005 were $246,961,000 and $162,179,000, respectively. Additionally, interest income increased through the collection of interest enhancements and interest rate provisions due upon repayment of our loans. For the three month periods ended March 31, 2006 and 2005 additional interest income totaled $318,000 and $133,000, respectively.

The decrease in bank interest of $23,000 (66%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is due to smaller average monthly deposits of $3,137,000 and $16,744,000 for the three month periods ended March 31, 2006 and 2005, respectively.

The decrease in gain on sale of real estate held for sale of $183,000 (100%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was primarily due to a gain realized upon the disposal of a real estate property during the first quarter of 2005. No real estate sales occurred during the first quarter of 2006.

The decrease in other income of $9,000 (13%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is primarily a decrease in miscellaneous income that the partnership generates from other sources by $22,000; offset by an increase in the sale of partnership units of $51,000 for the three month period ended March 31, 2006 as compared to $37,000 for the same period in 2005. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).

The increase in mortgage servicing fees of $183,000 (47%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is primarily due to an increase in the average size of the loan portfolio from $162,179,000 as of March 31, 2005 to an average size of $246,961,000 as of March 31, 2006.

The increase in interest expense of $479,000 (1331%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is primarily due to a substantial increase in the weighted average borrowing of $30,178,000 in the current quarter as compared to a weighted average borrowing of $2,778,000 in the same period of 2005. Interest expense on the line of credit is tied to the bank’s prime rate. Weighted average rate for the 2006 quarter was 6.82% while the weighted average rate for the 2005 quarter was 5.20%. During the first quarter of 2005 interest expense of $36,000 was paid on the line of credit balance. During the first quarter of 2006 interest expense of $515,000 was paid on the line of credit balance. The bank’s prime rate also increased from 5.25% as of January 2005 to 7.75% as of March 31, 2006.

The decrease in amortization of loan origination fees of $2,000 (10%) during the three month period ended March 31, 2006 as compared to the same period in 2005 is due to increased fees for an extension of the maturity date and an increase in the credit line from $32,000,000 to $42,000,000 during 2005.

The increase in provision for losses on loans and real estate held for sale of $482,000 (530%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is due to management’s decision to make additional provisions in line with the increase in the partnership’s loan portfolio. Loan balances increased from $152,612,000 as of March 31, 2005 to $268,675,000 as of March 31, 2006; thus management made an increase in total provision against loan losses from $3,434,000 as of March 31, 2005 to $4,699,000 as of March 31, 2006.

The increase in the asset management fees of $44,000 (24%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is due to an increase in the limited partners’ capital under management to $240,149,000 at March 31, 2006 from $194,173,000 at March 31, 2005.

The increase in professional fees of $23,000 (48%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is primarily due to increased costs and differences in the timing of billing, payment of fees associated with various partnership regulatory filings and the annual audit.

At March 31, 2006, outstanding loans with filed notices of default totaled two with outstanding principal balances of $7,245,000 or 2.70% of outstanding secured loans as compared to the four totaling $6,185,000 or 4.05% of outstanding secured loans that existed at March 31, 2005. As to the two outstanding loans with filed notices of default at March 31, 2006, the borrowers are in bankruptcy. These foreclosures are a reflection of the economic times that existed at March 31, 2006 and 2005, and are not unusual in the general partners’ experience.

The general partners received mortgage brokerage commissions from loan borrowers of $1,858,000 and $598,000 for the three month periods ended March 31, 2006 and 2005, respectively. The increase is due to more loans being funded in terms of both number of loans made and amount of principal lent during the three month period ended March 31, 2006 as compared to the corresponding period of 2005.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. During 2004, 2005 and continuing in the first quarter of 2006 the California economy and the Northern California real estate market strengthened. As of March 31, 2006, the partnership had nine loans past due 90 days or more on interest payments and/or past maturity, totaling $22,999,000. With respect to two of these nine loans, we have filed notices of default, beginning the process of foreclosure.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of March 31, 2006 the partnership had entered into one workout agreement with principal balance totaling $788,000. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at March 31, 2006, in management’s opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2006, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2006. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $4,699,000 through March 31, 2006. These provisions for losses were made to protect against collection losses. The total cumulative provision for losses as of March 31, 2006 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW – For the three months ended March 31, 2006 and 2005

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2006 and 2005 the partnership’s loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $156,639,000 (58.30%) and $116,032,000 (76.03%) of the outstanding secured loan portfolio. An additional $56,816,000 (21.15%) and $10,966,000 (7.19%) were in counties adjacent to the six San Francisco Bay Area counties, totaling $213,455,000 (79.45%) and $126,998,000 (83.22%). The remainder of the portfolio represented loans secured primarily by Northern California real estate.

As of March 31, 2006 and 2005 the partnership held 103 and 79 secured loans, respectively, in the following categories (in thousands):

March 31,
	2006		2005
Single family homes (1-4 units)	$169,196	62.97%	$62,354	40.86%
Commercial	68,520	25.50%	66,700	43.71%
Apartments (5+ units)	17,996	6.70%	21,825	14.30%
Land	12,963	4.83%	1,733	1.13%

Total	$268,675	100.00%	$152,612	100.00%

As of March 31, 2006, the partnership held 103 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of March 31, 2006.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of March 31, 2006 (in thousands)

	# of Secured Loans	Amount	Percent
1st Mortgages	52	$142,847	53.17%
2nd Mortgages	44	116,751	43.45%
3rd Mortgages	7	9,077	3.38%
Total	103	$268,675	100.00%

Maturing 12/31/06 and prior	19	$61,651	22.95%
Maturing prior to 12/31/07	41	97,231	36.19%
Maturing prior to 12/31/08	14	77,252	28.75%
Maturing after 12/31/08	29	32,541	12.11%
Total	103	$268,675	100.00%

Average secured loan as a % of secured loan portfolio		$2,608	0.97%
Largest secured loan as a % of secured loan portfolio		25,645	9.54%
Smallest secured loan as a % of secured loan portfolio		55	0.02%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			65.15%
Largest secured loan as a percent of partnership assets		25,645	8.69%

Liquidity and Capital Resources.

Partnership capital continued to increase during the three month period ended March 31, 2006. The partnership received new limited partner capital contributions of $10,165,000 for the three month period ended March 31, 2006 as compared to $10,133,000 for the three month period ended March 31, 2005. Retained earnings of limited partners that have chosen to compound earnings were $2,720,000 for the three month period ended March 31, 2006, as compared to $2,215,000 for the three month period ended March 31, 2005. The increased partnership capital assisted in the Partnership’s ability to increase loans outstanding to $268,675,000 at March 31, 2006, as compared to $152,612,000 at March 31, 2005. The partnership closed the fifth offering in August, 2005 with subscriptions of $74,904,000 for the $75,000,000 offering. The sixth offering of $100,000,000 commenced on August 4, 2005. The $10,133,000 in limited partner contributions for the three month period ended March 31, 2005 related to the partnership’s fifth offering and $10,165,000 for the three month period ended March 31, 2006 related to the sixth offering.

The partnership relies upon purchases of units, loan payoffs, borrowers’ mortgage payments, and to a lesser degree, its line of credit for the source of funds for loans and for the undisbursed portion of Construction Loans and Rehabilitation Loans (see the discussion under the caption “ASSET QUALITY” in Item 3 of Part I of this Form 10-Q). Mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could experience a surge of unit purchases by prospective limited partners, and/or significant borrower prepayments. In such event, if the partnership can only obtain the then existing lower rates of interest, there may be a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and cash distribution requirements to limited partners. Excess cash flow is invested in new loan opportunities, and for funding the undisbursed portion of Construction and Rehabilitation Loans, and is used to reduce the partnership credit line or for other partnership business.

At the time of subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes; and such amounts will be added to such limited partners’ capital accounts.

During the three month periods ended March 31, 2006 and 2005, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended March 31,

	2006	2005
Compounding	$2,720,000	$2,215,000
Distributing	$1,565,000	$1,239,000

As of March 31, 2006 and 2005 limited partners electing to receive cash distributions of earnings represented 38% and 37%, respectively, of the limited partners’ outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of March 31, 2006, many limited partners may not have yet opted for such liquidation. Earnings and capital liquidations including early withdrawals during the three month periods ended March 31, 2006 and 2005 were:

Three months ended March 31,
	2006	2005
Cash distributions	$ 1,565,000	$ 1,239,000
Capital liquidation*	$ 491,000	$ 514,000

Total	$ 2,056,000	$ 1,753,000

* These amounts represent gross of early withdrawal penalties.

Additionally, limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the three month periods ended March 31, 2006 and 2005, capital liquidated subject to the 10% penalty for early withdrawal was:

Three months ended March 31,
2006	2005
$ 119,000	$ 96,000

This represents 0.05% (three months ended March 31, 2006), 0.05% (three months ended March 31, 2005), of the limited partners’ ending capital as of the end of the respective periods. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

In some cases in order to satisfy broker dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the partnership on a basis which utilizes a per unit system of calculation, rather than based upon the investors’ capital account. This information has been reported in this manner in order to allow the partnership to integrate with certain software used by the broker dealers and other reporting entities. In those cases, the partnership will report to broker dealers, trust companies and others a “reporting” number of units based upon a $1.00 per unit calculation. The number of reporting units provided will be calculated based upon the limited partner’s capital account value divided by $1.00. Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors. The reporting units are solely for broker dealers requiring such information for their software programs and do not reflect actual units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the partnership. Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors. The amount of partnership earnings each investor is entitled to receive is determined by the ratio that each investor’s capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per unit estimated value of the client’s investment in the partnership in accordance with NASD Rule 2340.

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

Current Economic Conditions.

During 2005 and through the first quarter of 2006, the United States economy as a whole preformed well. The 2005 and the estimated first quarter of 2006 Gross Domestic Product increased at an annualized rate of 3.5% and 4.8% (BEA). The United States average annual unemployment rate for 2005 was 4.9% and had declined to 4.7% by March 2006. This continues the downward trend since the beginning of 2005. The California unemployment rate has been falling from its last high of 6.9% in October of 2003 to the March, 2006 current low of 4.8% (U.S. Bureau of Labor Statistics). The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index rose 3.4% in 2005 compared to 3.3% for 2004. The March, 2006 Consumer Price Index was 3.6% higher than March of 2005. In spite of the rise in energy costs, the Consumer Price Index has remained relatively stable. The Federal Reserve has been relentless in its continued policy of raising the Federal Funds Rate, citing inflation concerns and wanting to maintain sustainable economic growth. The Federal Reserve Board has raised the Federal Funds Rate upward in increments of 0.25% at each of its meetings from 1.0% in July, 2004 to the March 31, 2006 Federal Funds Rate of 5.25%. Short term interest rates responded quickly to the changes in the Federal Funds Rate changes but 15 and 30 year mortgage rates have been much slower to react. During the first quarter of 2006, 30 year mortgage rates have been increasing and during the week of April 21, 2006 reached and averaged 6.58%; the highest since the week of June 20, 2002 when they averaged 6.63%.

The partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the partnership. As of March 31, 2006, approximately 58.30% ($156,639,000) of the loans held by the partnership were in six San Francisco Bay Area Counties. A further, 21.15% ($56,816,000) of loans were in counties adjacent to the six San Francisco Bay Area Counties; totaling 79.45% of loans in the six San Francisco Bay Area and adjacent counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the first quarter of 2006. According to Dataquick, the median price of a California home in March, 2006 was $473,000; a new record, which was 12.4% higher than in March, 2005. In the nine county San Francisco Bay Area the median price of a single family home in March, 2006 was $622,000, which was 9.5% above the March, 2005 median single family home sales price of $568,000. The total sales volumes, the number of homes sold, has been declining during the first quarter of 2006 as compared to 2005. March 2006 did see a dramatic pick up in total number of sales but still fell short of the all time record high for March 2005. The sales volume for March 2006 was the third highest March sales volume on record. The slow down in the number of homes sold has not significantly impacted residential sales prices. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. Rising interest rates and decreasing sales volumes will likely slow down the rate of housing appreciation we have seen over the last two years. Nonetheless, a strong residential real estate marketplace exists and as such, increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

Commercial real estate in the San Francisco Bay Area continued its rebound. CB Richard Ellis reports the total vacancy rate in San Francisco decreased from 15.4% in 2004, to 12% in 2005, and to 11.5% in the first quarter of 2006. The San Francisco leasing market absorbed an estimated 439,000 square feet net during the first quarter of 2006. Sales of San Francisco commercial office buildings are brisk with record per square foot prices being attained and 2005 being a record volume sales year. A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

For partnership loans outstanding as of March 31, 2006, the partnership had an average loan-to-value ratio of 65.15%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations

A summary of the contractual obligations of the partnership as of March 31, 2006 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$50,000	$—	$34,727	$15,273
Construction loans	536	536	—	—
Rehabilitation loans	30,677	30,677	—	—

Total	$81,213	$31,213	$34,727	$15,273

Part I – Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of March 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market accounts	$ 2,702						$ 2,702
Average interest rate	1.49%						1.49%
Loans secured by deeds of
trust	$61,651	97,231	77,252	5,726	20,347	6,468	$268,675
Average interest rate	10.26%	9.43%	9.63%	9.27%	8.86%	9.64%	9.64%
Average interest rate				-			-
Interest bearing liabilities:
Line of credit		$1,393	16,667	16,667	15,273		$ 50,000
Average interest rate	7.25%						7.25%

Market Risk.

The partnership’s line of credit bears interest at a variable rate, tied to the prime rate. As a result, the partnership’s primary market risk exposure with respect to its obligations is changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit. The partnership may also suffer market risk tied to general trends affecting real estate values that may impact the partnership’s security for its loans.

The partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership’s investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership’s existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of March 31, 2006 the general partners have determined that the allowance for loan losses and real estate held for sale of $4,699,000 (1.96% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2006, eight loans totaling $18,871,000 were delinquent over 90 days on interest payments. This includes seven matured loans totaling $18,082,000. In addition, one loan totaling $4,128,000 was also past maturity but was current in interest payment as of March 31, 2006, for a combined total of nine loans past due 90 days or more in interest payments, and/or past maturity totaling $22,999,000.

The partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2006, there were nineteen such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of March 31, 2006, is set forth below:

Complete Construction		Rehabilitation
Disbursed funds	$ 5,537,000	$ 81,718,000
Undisbursed funds	536,000	30,677,000

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of March 31, 2006, the partnership had commitments for Construction Loans totaling $6,073,000, of which $5,537,000 had been disbursed and $536,000 remains to be disbursed.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans. These loans are referred to by management as “Rehabilitation Loans”. As of March 31, 2006 the partnership had commitments for Rehabilitation Loans totaling $112,395,000, of which $81,718,000 had been disbursed and $30,677,000 remains to be disbursed. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Part I – Item 4. CONTROLS AND PROCEDURES

As of March 31, 2006, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the partnership’s internal control over financial reporting during the partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Notes to Consolidated Financial Statements – Note 8 discussed earlier.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 2006.

REDWOOD MORTGAGE INVESTORS VIII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary/Treasurer

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, General Partner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

May 12, 2006

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, President, Secretary/Treasurer and Chief Financial Officer of Gymno Corporation, General Partner, and Redwood Mortgage Corp., General Partner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell

_______________________________

Michael R. Burwell, President, Secretary/Treasurer

and Chief Financial Officer of Gymno Corporation, General

Partner, and Redwood Mortgage Corp., General Partner

May 12, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

May 12, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

______________________________________

Michael R. Burwell, President,

Secretary/Treasurer & Chief Financial

Officer of Gymno Corporation, General Partner,

and Redwood Mortgage Corp., General Partner

May 12, 2006