Form 10-Q
period 2006-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2006-08-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Part I – Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 and DECEMBER 31, 2005 (unaudited)

(in thousands)

ASSETS

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$8,046	$28,853

Loans
Loans, secured by deeds of trust	264,127	214,012
Allowance for loan losses	(3,596)	(3,138)
Net loans	260,531	210,874

Interest and other receivables
Accrued interest and late fees	4,073	3,254
Advances on loans	57	103
Total interest and other receivables	4,130	3,357

Loan origination fees, net	49	72
Real estate held for sale, net of allowance of $1,384 and $1,000
for June 30, 2006 and December 31, 2005, respectively	21,176	21,328
Total other assets	21,225	21,400

Total assets	$293,932	$264,484

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 and DECEMBER 31, 2005 (unaudited)

(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2006	2005
Liabilities
Line of credit	$37,000	$32,000
Accounts payable	3	10
Payable to affiliate	495	489
Other liabilities	64	—
Total liabilities	37,562	32,499

Minority interest	3,098	3,042
Investors in applicant status	1,211	776

Partners’ capital
Limited partners’ capital, subject to redemption net of
unallocated syndication costs of $1,670 and $1,653 for
June 30, 2006 and December 31, 2005, respectively;
and Formation Loan receivable of $11,918 and $11,506 for
June 30, 2006 and December 31, 2005, respectively	251,845	227,970

General partners’ capital, net of unallocated syndication costs of $17 and $16 for June 30, 2006 and December 31, 2005,
respectively	216	197

Total partners’ capital	252,061	228,167

Total liabilities and partners’ capital	$293,932	$264,484

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (unaudited)

(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues
Interest on loans	$6,801	$4,291	$13,223	$8,394
Interest-bank	10	49	22	84
Late fees	69	22	136	57
Gain on sale of real estate held for sale	—	—	—	183
Imputed interest on Formation Loan	98	99	196	199
Other	19	37	79	106
	6,997	4,498	13,656	9,023
Expenses
Mortgage servicing fees	645	361	1,216	749
Interest expense	830	—	1,345	36
Amortization of loan origination fees	25	15	43	35
Provisions for losses on loans and real
estate held for sale	281	—	854	91
Asset management fees	243	196	471	380
Clerical costs through Redwood
Mortgage Corp.	82	60	164	138
Professional services	80	32	151	80
Amortization of discount on
imputed interest	98	99	196	199
Other	87	39	178	75
	2,371	802	4,618	1,783
Net income	$4,626	$3,696	$9,038	$7,240

Net income: general partners (1%)	$46	$37	$90	$72
limited partners (99%)	4,580	3,659	8,948	7,168
	$4,626	$3,696	$9,038	$7,240
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$17	$17	$35	$35

-where partner receives income in monthly
distributions	$17	$17	$34	$34

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (unaudited)

(in thousands)

	2006	2005
Cash flows from operating activities
Net income	$9,038	$7,240
Adjustments to reconcile net income to net cash
provided by operating activities
Imputed interest income	(196)	(199)
Amortization of discount	196	199
Amortization of loan origination fees	43	35
Provision for loan and real estate losses	854	91
Gain on sale of real estate	—	(183)
Change in operating assets and liabilities
Accrued interest and late fees	(819)	(373)
Advances on loans	46	(3)
Loan origination fees	(20)	(3)
Due from Affiliates	—	(4,046)
Accounts payable	(7)	(9)
Payable to affiliate	6	(30)
Other liabilities	64	—
Prepaid expenses	—	(10)
Net cash provided by operating activities	9,205	2,709
Cash flows from investing activities
Loans originated	(114,321)	(93,179)
Principal collected on loans	64,194	74,462
Payments for development of real estate	(232)	(626)
Proceeds from disposition of real estate	—	1,541
Net cash used in investing activities	(50,359)	(17,802)
Cash flows from financing activities
Borrowings (payments) on line of credit, net	5,000	(8,000)
Contributions by partner applicants	20,432	23,842
Partners’ withdrawals	(4,514)	(3,598)
Syndication costs paid	(190)	(264)
Formation Loan lending	(1,549)	(1,798)
Formation Loan collections	1,112	594
Increase in minority interest	56	121
Net cash provided by financing activities	20,347	10,897
Net decrease in cash and cash equivalents	(20,807)	(4,196)
Cash and cash equivalents – beginning of period	28,853	16,301
Cash and cash equivalents – end of period	8,046	12,105
Supplemental disclosures of cash flow information
Cash paid for interest	$1,345	$36

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to June 30, 2006 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$32,633	$232,446

Formation Loan made	1,075	2,272	2,218	3,777	5,661	2,438	17,441
Discount on imputed
interest	(4)	(189)	(202)	(412)	(1,107)	(472)	(2,386)

Formation Loan made,	1,071	2,083	2,016	3,365	4,554	1,966	15,055
net
Repayments to date	(968)	(1,355)	(895)	(1,117)	(779)	(73)	(5,187)
Early withdrawal
penalties applied	(82)	(124)	(89)	(20)	(21)	-	(336)

Formation Loan, net
at June 30, 2006	21	604	1,032	2,228	3,754	1,893	9,532
Unamortized discount
on imputed interest	4	189	202	412	1,107	472	2,386

Balance
June 30, 2006	$25	$793	$1,234	$2,640	$4,861	$2,365	$11,918

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.5%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the six month periods ended June 30, 2006 and 2005, amortization expense of $196,000 and $199,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through June 30, 2006, syndication costs of $4,009,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$4,009
Early withdrawal penalties applied	(119)
Allocated to date	(2,204)

June 30, 2006 balance	$1,686

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of June 30, 2006 the sixth offering had incurred syndication costs of $751,000 (2.30% of contributions). Syndication costs are typically higher in the early stages of an offering.

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

JUNE 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust

At June 30, 2006 and December 31, 2005, the partnership had ten and nine loans, past maturity and/or past due 90 days or more in interest payments (“90 day Past Due Loans”) totaling $14,970,000 and $26,863,000, respectively. In addition, accrued interest, late charges and advances on these loans totaled $1,616,000 and $1,774,000 at June 30, 2006 and December 31, 2005, respectively. A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At June 30, 2006 and December 31, 2005, there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of June 30, 2006 and December 31, 2005 was as follows (in thousands):

		Percent		Percent
	June 30,	to total	December 31,	to total
	2006	loans	2005	loans
Real estate mortgage
Single-family (1-4 units)	$2,608	71.02%	$1,598	54.64%
Apartments	195	6.89%	145	8.98%
Commercial	760	21.54%	1,140	30.45%
Land	33	0.55%	255	5.93%
	$3,596	100.00%	$3,138	100.00%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six months through June 30, 2006 and for the year ended December 31, 2005 was as follows (in thousands):

	June 30,	December 31,
	2006	2005
Balance at beginning of period	$3,138	$2,343

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	—	26
Apartments	19	—
Commercial	—	34
Land	—	—
	(19)	(60)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	7	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(12)	(60)
Additions charge to operations	585	855
Transfer to real estate held for sale reserve	(115)	—

Balance at end of period	$3,596	$3,138

Ratio of net charge-offs during the period
to average secured loans outstanding during
the period	0.00%	0.03%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

JUNE 30, 2006 (unaudited)

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

NOTE 4 – REAL ESTATE HELD FOR SALE

The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Costs of properties	$22,560	$22,328
Reduction in value	(1,384)	(1,000)

Real estate held for sale, net	$21,176	$21,328

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”). Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property were being expensed. At June 30, 2006 and December 31, 2005 the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

In September 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At June 30, 2006 and December 31, 2005 the partnership’s total investment in this property was $1,717,000 and $1,691,000, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure. At this date the partnership’s investment totaled $4,377,000 including accrued interest and advances. At June 30, 2006 and December 31, 2005 the partnership’s investment in this property was $4,505,000. Management established a reserve of $115,000 at June 30, 2006 to offset a potential loss based upon the contract sales price of one of the three parcels.

During 2005, the partnership acquired land through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,359,000 including accrued interest and advances. The property was subsequently sold for a total of $1,542,000 and the partnership recognized a gain on sale of real estate in the amount of $183,000.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments. The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership. As of June 30, 2006, approximately $764,000 in costs related to the development of this property have been capitalized. As of June 30, 2006, the partnership’s investment, together with the other affiliated partnerships, totaled $11,359,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 15, 2006 (unaudited)

NOTE 5 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement. The line of credit matures on November 15, 2007, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio. The outstanding balances were $37,000,000 and $32,000,000 at June 30, 2006 and December 31, 2005, respectively. The interest rate was 7.75% at June 30, 2006 and 6.75% at December 31, 2005. The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the partnership to comply with certain financial covenants. The partnership was in compliance with these covenants at June 30, 2006 and December 31, 2005.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans carrying value was $264,127,000 and $214,012,000 at June 30, 2006 and December 31, 2005, respectively. The fair value of these loans of $268,980,000 and $215,102,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

Most loans are secured by recorded deeds of trust. At June 30, 2006 and December 31, 2005 there were 100 and 98 secured loans outstanding, respectively, with the following characteristics:

	June 30,	December 31,
	2006	2005
Number of secured loans outstanding	100	98
Total secured loans outstanding	$264,127	$214,012

Average secured loan outstanding	$2,641	$2,184
Average secured loan as percent of total secured loans	1.00%	1.02%
Average secured loan as percent of partners’ capital	1.05%	0.96%

Largest secured loan outstanding	$27,162	$11,927
Largest secured loan as percent of total secured loans	10.28%	5.57%
Largest secured loan as percent of partners’ capital	10.78%	5.23%
Largest secured loan as percent of total assets	9.24%	4.51%

Number of counties where security is located (all California)	24	24

Largest percentage of secured loans in one county	17.00%	25.36%

Average secured loan to appraised value of security
based on appraised values and prior liens at time
loan was consummated	64.46%	65.03%

Number of secured loans in foreclosure status	2	1
Amount of secured loans in foreclosure	$7,245	$3,600

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The following secured loan categories were held at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

First Trust Deeds	$135,582	$135,945
Second Trust Deeds	124,856	73,138
Third Trust Deeds	3,689	4,929
Total loans	264,127	214,012
Prior liens due other lenders at time of loan	336,580	224,573

Total debt	$600,707	$438,585

Appraised property value at time of loan	$931,969	$674,436

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	64.46%	65.03%

Secured loans by type of property
Single-family (1-4 units)	$187,570	$116,945
Apartments	18,197	19,209
Commercial	56,903	65,167
Land	1,457	12,691

	$264,127	$214,012

The interest rates on the loans range from 8.00% to 13.00% at June 30, 2006 and December 31, 2005. This range of interest rates is typical of our portfolio.

Scheduled maturity dates of loans as of June 30, 2006 are as follows:

Year Ending December 31,	Amount

2006	$47,674
2007	102,126
2008	83,960
2009	16,661
2010	7,806
Thereafter	5,900

$264,127

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The scheduled maturities for 2006 include nine past maturity loans totaling $14,182,000, and representing 5.37% of the portfolio at June 30, 2006. Interest payments on six of these loans were categorized as 90 days or more delinquent. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these nine past maturity loans, the partnership has begun foreclosure proceedings by filing a notice of default on two with aggregate principal balances totaling $7,245,000.

At times the partnership’s cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At June 30, 2006 there were $38,474,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash, and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of June 30, 2006. There is one loan totaling $788,000 in a workout agreement as of June 30, 2006.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

None

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2006 the partnership owned six real estate properties, which were taken back from defaulted borrowers.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, trends in the California real estate market moving towards normalcy, the healthy commercial real estate market increasing lending opportunities, estimates as to the allowance for loan losses and the valuation of real estate held for sale, estimates of future limited partner withdrawals, additional foreclosures in 2006 and their effects on liquidity, the partnership’s plans to develop certain properties, recovering certain values for properties through sale, and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, unexpected shortfalls in cash flow required to develop certain properties, and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $2,834,000 and $2,095,000 for the six month periods ended June 30, 2006 and 2005, and $976,000 and $1,497,000 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $1,216,000 and $749,000 were incurred for the six month periods ended June 30, 2006 and 2005, and $645,000 and $361,000 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Asset Management Fees The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $471,000 and $380,000 were incurred for the six month periods ended June 30, 2006 and 2005, and $243,000 and $196,000 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Other Fees The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees totaled $28,000 and $39,000 for the six month periods ended June 30, 2006 and 2005, and $15,000 and $23,000 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) shall be a total of 1%, which was $90,000 and $72,000 for the six month periods ended June 30, 2006 and 2005, and $46,000 and $37,000 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Operating Expenses Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Operating expenses totaled $164,000 and $138,000 for the six month periods ended June 30, 2006 and 2005, and $82,000 and $60,000 for the three month periods ended June 30, 2006 and 2005, respectively, were reimbursed to Redwood Mortgage Corp.

•

Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2006 and December 31, 2005, a general partner, Gymno Corporation, had contributed $233,000 and $213,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations – For the six and three months ended June 30, 2006 and 2005

Changes in the partnership’s operating results for the six and three month periods ended June 30, 2006 versus 2005 are discussed below:

	Changes during the six months ended June 30, 2006 versus 2005	Changes during the three months ended June 30, 2006 versus 2005
Net income	$1,798,000	$930,000
Revenue
Interest on loans	4,829,000	2,510,000
Interest – bank	(62,000)	(39,000)
Late fees	79,000	47,000
Gain on sale of real estate held for sale	(183,000)	—
Imputed interest on Formation Loan	(3,000)	(1,000)
Other	(27,000)	(18,000)
	$4,633,000	$2,499,000

Expenses
Mortgage servicing fees	467,000	284,000
Interest expense	1,309,000	830,000
Amortization of loan origination fees	8,000	10,000
Provision for losses on loans and real estate
held for sale	763,000	281,000
Asset management fees	91,000	47,000
Clerical costs through Redwood Mortgage Corp.	26,000	22,000
Professional services	71,000	48,000
Amortization of discount on imputed interest	(3,000)	(1,000)
Other	103,000	48,000
	$2,835,000	$1,569,000

Net income increase	$1,798,000	$930,000

The increase in interest on loans of $4,829,000 (58%) for the six month period and $2,510,000 (58%) for the three month period ended June 30, 2006 as compared to the same periods in 2005, was due primarily to the increased size of the partnership secured loan portfolio of $264,127,000 at June 30, 2006 as compared to $182,102,000 at June 30, 2005. The increase in interest on loans for the six month period ended June 30, 2006 was mitigated by a lower average portfolio interest rate of 9.66% at June 30, 2006 as compared to 9.93% at June 30, 2005, and 9.78% and 10.09% for the three month periods ended June 30, 2006 and 2005, respectively. Average loan balances for the six and three month periods ended June 30, 2006 and 2005 were $256,397,000 and $176,924,000 for the six month periods and $265,833,000 and $167,357,000 for the three month periods, respectively. Additionally, interest income increased through the collection of interest enhancements and interest rate provisions due upon repayment of our loans. For the six and three month periods ended June 30, 2006 and 2005 interest enhancement and additional interest income totaled $885,000 and $478,000 for the six month periods and $301,000 and $334,000 for the three month periods, respectively.

The decrease in bank interest of $62,000 (74%) for the six month period and $39,000 (80%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is due to smaller average monthly deposits of $2,774,000 and $2,412,000 for the six and three month periods ended June 30, 2006 and $13,927,000 and $15,722,000 for the six and three month periods ended June 30, 2005, respectively.

The decrease in gain on sale of real estate held for sale of $183,000 (100%) for the six and three month periods ended June 30, 2006 as compared to the same periods in 2005 was primarily due to a gain realized upon the disposal of a real estate property during the first quarter of 2005. No real estate sales occurred during the first two quarters of 2006.

The decrease in other income of $27,000 (25%) for the six month period and $18,000 (49%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is primarily the result of a decrease in miscellaneous income that the partnership generates from other sources by $23,000 and $1,000 and a decrease in the sale of certain partnership units of $4,000 and $17,000 for the six and three month periods ended June 30, 2006 as compared to the same periods in 2005. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).

The increase in mortgage servicing fees of $467,000 (62%) for the six month period and $284,000 (79%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is primarily due to an increase in the average size of the loan portfolio from $176,924,000 as of June 30, 2005 to an average size of $256,397,000 as of June 30, 2006.

The increase in interest expense of $1,309,000 (3,636%) for the six month period and $830,000 (8,300%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is primarily due to a substantial increase in the weighted average borrowing of $36,696,000 for the six month period and $43,143,000 for the three month period ended June 30, 2006 as compared to a weighted average borrowing of $1,271,000 and $0 in the same periods of 2005. Interest expense on the line of credit is tied to the bank’s prime rate. Weighted average rate for the six and three month periods ended June 30, 2006 were 7.29% and 7.61% while the weighted average rate for the corresponding periods of 2005 were 5.65% and 0%, respectively. The bank’s prime rate also increased from 5.25% as of January 2005 to 8.25% as of June 30, 2006. The increase in interest expense for the periods discussed above is primarily because the partnership has begun to utilize its credit line more fully to fund loans as they become available.

The increase in amortization of loan origination fees of $8,000 (23%) and $10,000 (67%) during the six and three month periods ended June 30, 2006 as compared to the same period in 2005 is due to increased fees for an extension of the maturity date and an increase in the credit line from $42,000,000 to $75,000,000 during 2006.

The increase in provision for losses on loans and real estate held for sale of $763,000 (838%) for the six month period and $281,000 (2,810%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is due to management’s decision to make additional provisions in line with the increase in the partnership’s loan portfolio. Loan balances increased from $182,102,000 as of June 30, 2005 to $264,127,000 as of June 30, 2006; thus management made an increase in total provision against loan losses and real estate held for sale from $3,425,000 as of June 30, 2005 to $4,980,000 as of June 30, 2006.

The increase in the asset management fees of $91,000 (24%) for the six month period and $47,000 (24%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is due to an increase in the limited partners’ capital under management to $251,845,000 at June 30, 2006 from $205,398,000 at June 30, 2005.

The increase in professional fees of $71,000 (89%) for the six month period and $48,000 (150%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is primarily due to increased costs and differences in the timing of billing, payment of fees associated with various partnership regulatory filings and the annual audit.

At June 30, 2006, outstanding loans with filed notices of default totaled two with outstanding principal balances of $7,245,000 or 2.74% of outstanding secured loans as compared to the five totaling $6,588,000 or 3.62% of outstanding secured loans that existed at June 30, 2005. As to the two outstanding loans with filed notices of default at June 30, 2006, the borrowers are in bankruptcy. These foreclosures are a reflection of the economic times that existed at June 30, 2006 and 2005, and are not unusual in the general partners’ experience.

The general partners received mortgage brokerage commissions from loan borrowers of $2,834,000 and $2,095,000 for the six month periods and $976,000 and $1,497,000 for the three month periods ended June 30, 2006 and 2005, respectively. The increase is due to more loans being funded in terms of both number of loans made and amount of principal lent during the six month period ended June 30, 2006 ($114,321,000) as compared to the corresponding period of 2005 ($93,179,000). The decrease is due to lesser loans funded ($55,012,000) during the three month period ended June 30, 2006 as compared to the corresponding period of 2005 ($65,804,000).

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. As of June 30, 2006, the partnership had ten loans past due 90 days or more on interest payments and/or past maturity, totaling $14,970,000. With respect to two of these ten loans, we have filed notices of default, beginning the process of foreclosure.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of June 30, 2006 the partnership had entered into one workout agreement with principal balance totaling $788,000. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at June 30, 2006, in management’s opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2006, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2006. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on our results of operations or liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $4,980,000 through June 30, 2006. These provisions for losses were made to protect against collection losses. The total cumulative provision for losses as of June 30, 2006 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW – For the six months ended June 30, 2006 and 2005

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2006 and 2005 the partnership’s loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $145,841,000 (55.22%) and $132,196,000 (72.59%) of the outstanding secured loan portfolio. An additional $59,225,000 (22.42%) and $25,306,000 (13.90%) were in counties adjacent to the six San Francisco Bay Area counties, totaling $205,066,000 (77.64%) and $157,502,000 (86.49%). The remainder of the portfolio represented loans secured primarily by Northern California real estate.

As of June 30, 2006 and 2005 the partnership held 100 and 84 secured loans, respectively, in the following categories (in thousands):

	June 30,
	2006		2005
Single family homes (1-4 units)	$187,570	71.02%	$69,889	38.38%
Commercial	56,903	21.54%	65,566	36.00%
Apartments (5+ units)	18,197	6.89%	32,502	17.85%
Land	1,457	0.55%	14,145	7.77%

Total	$264,127	100.00%	$182,102	100.00%

As of June 30, 2006, the partnership held 100 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2006.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of June 30, 2006 (in thousands)

	# of Secured Loans	Amount	Percent
1st Mortgages	49	$135,582	51.33%
2nd Mortgages	46	124,856	47.27%
3rd Mortgages	5	3,689	1.40%
Total	100	$ 264,127	100.00%

Maturing 12/31/06 and prior	11	$ 47,674	18.05%
Maturing prior to 12/31/07	42	102,126	38.66%
Maturing prior to 12/31/08	17	83,960	31.79%
Maturing after 12/31/08	30	30,367	11.50%
Total	100	$ 264,127	100.00%

Average secured loan as a % of secured loan portfolio		$ 2,641	1.00%
Largest secured loan as a % of secured loan portfolio		27,162	10.28%
Smallest secured loan as a % of secured loan portfolio		55	0.02%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			64.46%
Largest secured loan as a percent of partnership assets		27,162	9.24%

Liquidity and Capital Resources.

Partnership capital continued to increase during the six month period ended June 30, 2006. The partnership received new limited partner capital contributions of $20,407,000 for the six month period ended June 30, 2006 as compared to $23,780,000 for the six month period ended June 30, 2005. Retained earnings of limited partners that have chosen to compound earnings were $5,564,000 for the six month period ended June 30, 2006, as compared to $4,527,000 for the six month period ended June 30, 2005. The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $264,127,000 at June 30, 2006, as compared to $182,102,000 at June 30, 2005. The partnership closed the fifth offering in August, 2005 with subscriptions of $74,904,000 for the $75,000,000 offering. The sixth offering of $100,000,000 commenced on August 4, 2005. The $23,780,000 in limited partner contributions for the six month period ended June 30, 2005 related to the partnership’s fifth offering and $20,407,000 for the six month period ended June 30, 2006 related to the sixth offering.

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

During the six and three month periods ended June 30, 2006 and 2005, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Compounding	$5,564,000	$4,527,000	$2,843,000	$2,312,000
Distributing	$3,218,000	$2,528,000	$1,654,000	$1,289,000

As of June 30, 2006 and 2005 limited partners electing to receive cash distributions of earnings represented 38% and 37%, respectively, of the limited partners’ outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of June 30, 2006, many limited partners may not have yet opted for such liquidation. Earnings and capital liquidations including early withdrawals during the six and three month periods ended June 30, 2006 and 2005 were:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Cash distributions	$3,218,000	$2,528,000	$1,654,000	$1,289,000
Capital liquidation*	$1,236,000	$1,022,000	$746,000	$508,000

Total	$4,454,000	$3,550,000	$2,400,000	$1,797,000

* These amounts represent gross of early withdrawal penalties.

Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the six and three month periods ended June 30, 2006 and 2005, capital liquidated subject to the 10% penalty for early withdrawal was:

Six months ended June 30,		Three months ended June 30,
2006	2005	2006	2005
$ 337,000	$ 245,000	$ 218,000	$ 149,000

These liquidated amounts are included in the total earnings and capital liquidations reported above and represents 0.13% and 0.08% (six and three months ended June 30, 2006), 0.12% and 0.07% (six and three months ended June 30, 2005), of the limited partners’ ending capital as of the end of the respective periods. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

The current economic expansion is now in its fifth year. Having begun in 2001, this expansion started slowly but gathered momentum in response to fiscal and monetary stimulus. As part of the increased economic activity the national unemployment rate has declined from about 6.0% three years ago to about 4.6% today. The California unemployment rate has declined to 4.9% from 5.4% in June of 2005 and its last high of 6.9% in 2003. The United States economy seems to be operating relatively close to full production, and as such, inflation is a concern. Inflation increased 4.0% in the second quarter of 2006 after increasing 2.7% in the first quarter. In response to this and other concerns the federal reserve has been increasing interest rates by raising the federal funds rate seventeen consecutive times since June of 2004 to the present 5.25% at its June 2006 meeting. Short term interest rates responded quickly to the changes in the Federal Funds Rate. At August 1, 2006 the Prime Rate was 8.25%. Longer term interest rates have been slower to react. During the second quarter of 2006 June 30-year fixed rate mortgages increased to 6.68%. This was 19.7% higher than the June 2005 30-year fixed rate of 5.58% (California Association of Realtors). It would seem that the increases in the Federal Funds Rate are having their desired effect of slowing the economy and the expansion down.

The partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the partnership. As of June 30, 2006 and 2005, approximately 55.22% ($145,841,000) and 72.59% (132,196,000) of the loans held by the partnership were in six San Francisco Bay Area Counties, respectively. A further, 22.42% ($59,225,000) and 13.90% ($25,306,000) of loans were in counties adjacent to the six San Francisco Bay Area Counties; totaling 77.64% and 86.49% of loans in the six San Francisco Bay Area and adjacent counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the second quarter of 2006. According to Dataquick, the median price in California of new and resale houses and condos in June 2006 was a new record high of $478,000. This compares to $469,000 in June 2005. Like California, the San Francisco Bay Area also saw a record median sales price of $644,000 up 2.1% from the May 2006 record median and up 5.6% from the June of 2005 median price of $610,000. The number of houses sold is trending down and inventories of unsold homes are increasing. Statewide the number of homes sold in June of 2006 compared to June 2005 was down 20.7% to 53,700 from 67,750. Likewise, San Francisco Bay Area sales slowed with 9,892 new and resale and condos sold in June of 2006 compared to 13,014 in June of 2005 a 24% reduction. These numbers might be of concern if they were being compared to a normal market; however, the market place in 2005 and 2004 was by most accounts one of the most robust on record. The trends we are now seeing are moving towards normalcy. A more normal real estate marketplace is positive for the partnership as transactions can occur in a more orderly fashion and residential values will tend to stabilize.

The commercial real estate market in the San Francisco Bay Area continued to improve. Grubb and Ellis reported that San Francisco experienced its 12th straight quarter of rising office rents and shrinking vacancies. During the second quarter of 2006, the city saw 355,000 square feet of positive office space absorption causing the vacancy rate to fall to 13.6%. Silicon Valley and the East Bay communities also experienced similar rental absorption and slowly increasing lease rates. The healthy commercial real estate market increases lending opportunities an assists in providing adequate equity to help protect our mortgage debt.

For partnership loans outstanding as of June 30, 2006, the partnership had an average loan-to-value ratio of 64.46%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management believes that low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of June 30, 2006 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$37,000	$—	$25,698	$11,302
Construction loans	6,538	6,538	—	—
Rehabilitation loans	31,936	31,936	—	—

Total	$75,474	$38,474	$25,698	$11,302

Part I – Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of June 30, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market accounts	$7,174						$7,174
Average interest rate	2.00%						2.00%
Loans secured by deeds of
trust	$47,674	102,126	83,960	16,661	7,806	5,900	$264,127
Average interest rate	8.86%	9.48%	9.59%	9.84%	9.41%	9.20%	9.65%
Average interest rate				—			—
Interest bearing liabilities:
Line of credit		$1,031	12,334	12,333	11,302		$37,000
Average interest rate	7.50%						7.50%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of June 30, 2006 the general partners have determined that the allowance for loan losses and real estate held for sale of $4,980,000 (1.98% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2006, seven loans totaling $12,204,000 were delinquent over 90 days on interest payments. This includes six matured loans totaling $11,416,000. In addition, three loans totaling $2,766,000 were also past maturity but were current in interest payment as of June 30, 2006, for a combined total of ten loans past due 90 days or more in interest payments, and/or past maturity totaling $14,970,000.

The partnership also makes loans requiring periodic disbursements of funds. As of June 30, 2006, there were 21 such loans. These loans include either ground up construction of buildings and/or loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of June 30, 2006, is set forth below:

Complete Construction		Rehabilitation
Disbursed funds	$10,433,000	$83,658,000
Undisbursed funds	$6,538,000	$31,936,000
	$16,971,000	$115,594,000

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of June 30, 2006, the partnership had commitments for Construction Loans totaling $16,971,000, of which $10,433,000 had been disbursed and $6,538,000 remains to be disbursed.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans. These loans are referred to by management as “Rehabilitation Loans”. As of June 30, 2006 the partnership had commitments for Rehabilitation Loans totaling $115,594,000, of which $83,658,000 had been disbursed and $31,936,000 remains to be disbursed. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Part I – Item 4. CONTROLS AND PROCEDURES

As of June 30, 2006, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15. There were no changes in the partnership’s internal control over financial reporting during the partnership’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2006.

REDWOOD MORTGAGE INVESTORS VIII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer

By:		Redwood Mortgage Corp., General Partner

	By:	/S/ Michael R. Burwell
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

August 14, 2006

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

August 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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

August 14, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

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

August 14, 2006