Form 10-Q
period 2006-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2006-11-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Part I – Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 and DECEMBER 31, 2005 (unaudited)

(in thousands)

ASSETS

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$27,242	$28,853

Loans
Loans, secured by deeds of trust	252,924	214,012
Allowance for loan losses	(3,692)	(3,138)
Net loans	249,232	210,874

Interest and other receivables
Accrued interest and late fees	3,290	3,254
Advances on loans	155	103
Total interest and other receivables	3,445	3,357

Loan origination fees, net	24	72

Real estate held for sale, net of allowance of $1,417 and $1,000
for September 30, 2006 and December 31, 2005, respectively	19,893	21,328
Total other assets	19,917	21,400

Total assets	$299,836	$264,484

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 and DECEMBER 31, 2005 (unaudited)

(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2006	2005
Liabilities
Line of credit	$34,700	$32,000
Accounts payable	30	10
Payable to affiliate	427	489
Other liabilities	72	—
Total liabilities	35,229	32,499

Minority interest	2,989	3,042
Investors in applicant status	699	776

Partners’ capital
Limited partners’ capital, subject to redemption net of
unallocated syndication costs of $1.687 and $1,653 for
September 30, 2006 and December 31, 2005, respectively;
and Formation Loan receivable of $12,464 and $11,506 for
September 30, 2006 and December 31, 2005, respectively	260,695	227,970

General partners’ capital, net of unallocated syndication costs of $17 and $16 for September 30, 2006 and December 31, 2005,
respectively	224	197

Total partners’ capital	260,919	228,167

Total liabilities and partners’ capital	$299,836	$264,484

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (unaudited)

(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues
Interest on loans	$6,616	$4,911	$19,839	$13,305
Interest-bank	18	4	40	88
Late fees	94	28	230	85
Gain on sale of real estate held for sale	-	-	-	183
Imputed interest on Formation Loan	99	100	295	299
Other	20	56	99	162
	6,847	5,099	20,503	14,122
Expenses
Mortgage servicing fees	630	479	1,845	1,228
Interest expense	557	113	1,902	149
Amortization of loan origination fees	23	15	67	50
Provisions for losses on loans and real
estate held for sale	301	77	1,155	168
Asset management fees	255	212	726	592
Clerical costs through Redwood
Mortgage Corp.	82	79	246	217
Professional services	15	21	166	101
Amortization of discount on
imputed interest	99	100	295	299
Other	55	48	233	123
	2,017	1,144	6,635	2,927
Net income	$4,830	$3,955	$13,868	$11,195

Net income: general partners (1%)	$48	$40	$138	$112
limited partners (99%)	4,782	3,915	13,730	11,083
	$4,830	$3,955	$13,868	$11,195
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$17.42	$17.07	$52.92	$52.32

-where partner receives income in monthly
distributions	$17.31	$16.97	$51.71	$51.14

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (unaudited)

(in thousands)

	2006	2005
Cash flows from operating activities
Net income	$13,868	$11,195
Adjustments to reconcile net income to net cash
provided by operating activities
Imputed interest income	(295)	(299)
Amortization of discount	295	299
Amortization of loan origination fees	67	50
Provision for loan and real estate losses	1,155	168
Gain on sale of real estate	-	(183)
Change in operating assets and liabilities
Accrued interest and late fees	(36)	(994)
Advances on loans	(52)	(26)
Loan origination fees	(19)	(3)
Accounts payable	20	41
Payable to affiliate	(62)	21
Other liabilities	72	-
Net cash provided by operating activities	15,013	10,269
Cash flows from investing activities
Loans originated	(131,328)	(137,471)
Principal collected on loans	92,893	93,545
Payments for development of real estate	(280)	(756)
Proceeds from disposition of real estate	637	1,541
Net cash used in investing activities	(38,078)	(43,141)
Cash flows from financing activities
Borrowings (payments) on line of credit, net	2,700	1,000
Contributions by partner applicants	27,355	32,167
Partners’ withdrawals	(7,249)	(5,519)
Syndication costs paid	(297)	(672)
Formation Loan lending	(2,114)	(2,397)
Formation Loan collections	1,112	884
Increase/(decrease) in minority interest	(53)	137
Net cash provided by financing activities	21,454	25,600
Net decrease in cash and cash equivalents	(1,611)	(7,272)
Cash and cash equivalents – beginning of period	28,853	16,301
Cash and cash equivalents – end of period	27,242	9,029
Supplemental disclosures of cash flow information
Cash paid for interest	$1,902	$149

The accompanying notes are an integral part of these consolidated financial statements.

During the third quarter of 2006, the partnership sold one of its real estate owned properties and took a note back from the buyer. This resulted in an increase in loans receivable and a decrease in real estate owned properties of $588,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to September 30, 2006 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$39,545	$239,358

Formation Loan made	1,075	2,272	2,218	3,777	5,661	3,002	18,005
Discount on imputed
interest	(2)	(174)	(188)	(387)	(1,053)	(513)	(2,317)

Formation Loan made,
net	1,073	2,098	2,030	3,390	4,608	2,489	15,688
Repayments to date	(968)	(1,355)	(895)	(1,117)	(779)	(73)	(5,187)
Early withdrawal
penalties applied	(83)	(127)	(91)	(25)	(28)	-	(354)

Formation Loan, net
at September 30, 2006	22	616	1,044	2,248	3,801	2,416	10,147
Unamortized discount
on imputed interest	2	174	188	387	1,053	513	2,317

Balance
September 30, 2006	$24	$790	$1,232	$2,635	$4,854	$2,929	$12,464

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the nine month periods ended September 30, 2006 and 2005, amortization expense of $295,000 and $299,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through September 30, 2006, syndication costs of $4,116,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$4,116
Early withdrawal penalties applied	(124)
Allocated to date	(2,288)

September 30, 2006 balance	$1,704

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of September 30, 2006 the sixth offering had incurred syndication costs of $858,000 (2.20% of contributions). Syndication costs are typically higher in the early stages of an offering.

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

SEPTEMBER 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust

At September 30, 2006 and December 31, 2005, the partnership had six loans past due 90 days or more in regularly scheduled monthly payment (“90 Day Past Due Loans”) totaling $10,423,000 and $17,662,000, respectively.

Most of the partnership loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal and interest is due at the maturity date. Borrowers occasionally are not able to pay the full amount due at the maturity date. The partnership may allow these borrowers to continue making the previously regularly scheduled monthly payments for periods of time to assist the borrower in meeting the balloon payment obligation. These loans for which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are called “Past Maturity Loans”. At September 30, 2006 and December 31, 2005, the partnership had ten and three loans totaling $33,680,000 and $9,201,000, respectively, which were Past Maturity Loans. Some of the Past Maturity Loans are also categorized and included in the totals of the 90 Day Past Due Loans when they are both past their maturity date and they are more than 90 days late on regularly scheduled monthly payments. The total combined number of 90 Day Past Due Loans and Past Maturity Loans at September 30, 2006 and December 31, 2005 was eleven and nine, totaling $34,469,000 and $26,863,000, respectively. Accrued interest, advances and late charge receivables on these loans totaled $1,653,000 and $3,202,000 as of September 30, 2006 and December 31, 2005, respectively. The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans. At September 30, 2006 and December 31, 2005 there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of September 30, 2006 and December 31, 2005 was as follows (in thousands):

		Percent		Percent
	September 30,	to total	December 31,	to total
	2006	loans	2005	loans
Real estate mortgage
Single-family (1-4 units)	$2,774	72.89%	$1,598	54.64%
Apartments	156	6.86%	145	8.98%
Commercial	717	19.43%	1,140	30.45%
Land	45	0.82%	255	5.93%
	$3,692	100.00%	$3,138	100.00%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine months through September 30, 2006 and for the year ended December 31, 2005 was as follows (in thousands):

	September 30,	December 31,
	2006	2005
Balance at beginning of period	$3,138	$2,343

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	99	26
Apartments	19	—
Commercial	—	34
Land	—	—
	(118)	(60)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	7	—
Commercial	—	—
Land	—	—
	7	—
Net charge-offs	(111)	(60)
Additions charge to operations	886	855
Transfer to real estate held for sale reserve	(221)	—

Balance at end of period	$3,692	$3,138

Ratio of net charge-offs during the period
to average secured loans outstanding during
the period	0.05%	0.03%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

SEPTEMBER 30, 2006 (unaudited)

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

NOTE 4 – REAL ESTATE HELD FOR SALE

The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Costs of properties	$21,310	$22,328
Reduction in value	(1,417)	(1,000)

Real estate held for sale, net	$19,893	$21,328

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”). Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property were being expensed. At September 30, 2006 and December 31, 2005 the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

In September 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At September 30, 2006 and December 31, 2005 the partnership’s total investment in this property was $1,732,000 and $1,691,000, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure. At this date the partnership’s investment totaled $4,377,000 including accrued interest and advances. At September 30, 2006 and December 31, 2005 the partnership’s investment in this property was $3,638,000 and $4,505,000, respectively. During the third quarter of 2006, the partnership sold one of the three parcels at a loss of approximately $73,000. The partnership’s total investment in this property was $3,221,000, net of a valuation allowance of $417,000 at September 30, 2006.

During 2005, the partnership acquired land through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,359,000 including accrued interest and advances. The property was subsequently sold for a total of $1,542,000 and the partnership recognized a gain on sale of real estate in the amount of $183,000.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments. The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership. As of September 30, 2006, approximately $797,000 in costs related to the development of this property have been capitalized. The partnership pursued its effort to recover funds from the guarantors of the original loan and during the third quarter obtained $431,000 from one of them. These proceeds were applied to reduce the partnership’s investment and as of September 30, 2006, the partnership’s investment, together with the other affiliated partnerships, totaled $10,961,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 5 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement. The line of credit matures on November 15, 2007, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio. The outstanding balances were $34,700,000 and $32,000,000 at September 30, 2006 and December 31, 2005, respectively. The interest rate was 7.75% at September 30, 2006 and 6.75% at December 31, 2005. The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the partnership to comply with certain financial covenants. The partnership was in compliance with these covenants at September 30, 2006 and December 31, 2005.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans carrying value was $252,924,000 and $214,012,000 at September 30, 2006 and December 31, 2005, respectively. The fair value of these loans of $254,390,000 and $215,102,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

Most loans are secured by recorded deeds of trust. At September 30, 2006 and December 31, 2005 there were 102 and 98 secured loans outstanding, respectively, with the following characteristics:

	September 30,	December 31,
	2006	2005
Number of secured loans outstanding	102	98
Total secured loans outstanding	$252,924	$214,012

Average secured loan outstanding	$2,480	$2,184
Average secured loan as percent of total secured loans	0.98%	1.02%
Average secured loan as percent of partners’ capital	0.95%	0.96%

Largest secured loan outstanding	$31,428	$11,927
Largest secured loan as percent of total secured loans	12.43%	5.57%
Largest secured loan as percent of partners’ capital	12.05%	5.23%
Largest secured loan as percent of total assets	10.48%	4.51%

Number of counties where security is located (all California)	28	24

Largest percentage of secured loans in one county	18.86%	25.36%

Average secured loan to appraised value of security
based on appraised values and prior liens at time
loan was consummated	65.14%	65.03%

Number of secured loans in foreclosure status	2	1
Amount of secured loans in foreclosure	$6,784	$3,600

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The following secured loan categories were held at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

First Trust Deeds	$120,301	$135,945
Second Trust Deeds	130,204	73,138
Third Trust Deeds	2,419	4,929
Total loans	252,924	214,012
Prior liens due other lenders at time of loan	335,972	224,573

Total debt	$588,896	$438,585

Appraised property value at time of loan	$904,009	$674,436

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	65.14%	65.03%

Secured loans by type of property
Single-family (1-4 units)	$184,351	$116,945
Apartments	17,359	19,209
Commercial	49,152	65,167
Land	2,062	12,691

	$252,924	$214,012

The interest rates on the loans range from 7.00% to 13.00% at September 30, 2006 and December 31, 2005. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of September 30, 2006 are as follows:

Amount

Prior to December 31, 2006	$37,753
Between January 1, 2007 and December 31, 2007	86,205
Between January 1, 2008 and December 31, 2008	92,582
Between January 1, 2009 and December 31, 2009	20,052
Between January 1, 2010 and December 31, 2010	7,789
Thereafter	8,543

$252,924

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The scheduled maturities for 2006 include ten past maturity loans totaling $33,680,000, and representing 13.32% of the portfolio at September 30, 2006. Interest payments on five of these loans were categorized as 90 days or more delinquent. Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of these ten past maturity loans, the partnership has begun foreclosure proceedings by filing a notice of default on two with aggregate principal balances totaling $6,784,000.

At times the partnership’s cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At September 30, 2006 there were $25,615,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash, and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money on these loans as of September 30, 2006. There is one loan totaling $788,000 in a workout agreement as of September 30, 2006.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

None

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2006 the partnership owned five real estate properties, which were taken back from defaulted borrowers.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, trends in the California real estate market moving towards normalcy, estimates as to the allowance for loan losses and the valuation of real estate held for sale, estimates of future limited partner withdrawals, additional foreclosures in 2006 and their effects on liquidity, the partnership’s plans to develop certain properties, and recovering certain values for properties through sale. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, unexpected shortfalls in cash flow required to develop certain properties, and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $2,960,000 and $3,063,000 for the nine month periods ended September 30, 2006 and 2005, and $126,000 and $968,000 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $1,845,000 and $1,228,000 were incurred for the nine month periods ended September 30, 2006 and 2005, and $630,000 and $479,000 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Asset Management Fees The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $726,000 and $592,000 were incurred for the nine month periods ended September 30, 2006 and 2005, and $255,000 and $212,000 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Other Fees The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees totaled $41,000 and $57,000 for the nine month periods ended September 30, 2006 and 2005, and $13,000 and $18,000 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) shall be a total of 1%, which was $138,000 and $112,000 for the nine month periods ended September 30, 2006 and 2005, and $48,000 and $40,000 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Operating Expenses Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Operating expenses totaled $246,000 and $217,000 for the nine month periods ended September 30, 2006 and 2005, and $82,000 and $79,000 for the three month periods ended September 30, 2006 and 2005, respectively, were reimbursed to Redwood Mortgage Corp.

•

Contributed Capital The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2006 and December 31, 2005, a general partner, Gymno Corporation, had contributed $240,000 and $213,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations – For the nine and three months ended September 30, 2006 and 2005

Changes in the partnership’s operating results for the nine and three month periods ended September 30, 2006 versus 2005 are discussed below:

	Changes during the nine months ended September 30, 2006 versus 2005	Changes during the three months ended September 30, 2006 versus 2005
Net income	$2,673,000	$875,000
Revenue
Interest on loans	6,534,000	1,705,000
Interest – interest-bearing accounts	(48,000)	14,000
Late fees	145,000	66,000
Gain on sale of real estate held for sale	(183,000)	—
Imputed interest on Formation Loan	(4,000)	(1,000)
Other	(63,000)	(36,000)
	$6,381,000	$1,748,000

Expenses
Mortgage servicing fees	617,000	151,000
Interest expense	1,753,000	444,000
Amortization of loan origination fees	17,000	8,000
Provision for losses on loans and real estate
held for sale	987,000	224,000
Asset management fees	134,000	43,000
Clerical costs through Redwood Mortgage Corp.	29,000	3,000
Professional services	65,000	(6,000)
Amortization of discount on imputed interest	(4,000)	(1,000)
Other	110,000	7,000
	$3,708,000	$873,000

Net income increase	$2,673,000	$875,000

The increase in interest on loans of $6,534,000 (49%) for the nine month period and $1,705,000 (35%) for the three month period ended September 30, 2006 as compared to the same periods in 2005, was due primarily to the increased size of the partnership secured loan portfolio of $252,924,000 at September 30, 2006 as compared to $207,311,000 at September 30, 2005. The increase in interest on loans for the nine month period ended September 30, 2006 was mitigated by a lower average portfolio interest rate of 9.67% at September 30, 2006 as compared to 9.98% at September 30, 2005, and 9.67% and 9.70% for the three month periods ended September 30, 2006 and 2005, respectively. Average loan balances for the nine and three month periods ended September 30, 2006 and 2005 were $256,487,000 and $175,079,000 for the nine month periods and $256,667,000 and $201,273,000 for the three month periods, respectively. Additionally, interest income increased through the collection of interest enhancements and interest rate provisions due upon repayment of our loans. For the nine and three month periods ended September 30, 2006 and 2005 interest enhancement and additional interest income totaled $1,225,000 and $193,000 for the nine month periods and $386,000 and $33,000 for the three month periods, respectively.

The decrease in interest from interest-bearing accounts of $48,000 (55%) for the nine month period ended September 30, 2006 is due to smaller average monthly deposits of $2,812,000 for the nine month period ended September 30, 2006 as compared to an average monthly deposit of $9,693,000 for the same period in 2005. The increase in interest from interest-bearing accounts of $14,000 (350%) for the three month period ended September 30, 2006 as compared to the same period in 2005 is due to a larger average monthly deposit of $2,887,000 for the three months ended September 30, 2006, as compared to an average monthly deposit of $1,224,000 for the same period in 2005. In addition, the monthly percentage rate averaged 2.33% for the current quarter versus the monthly average percentage rate of 1.41% for the same quarter in 2005.

The decrease in gain on sale of real estate held for sale of $183,000 (100%) for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005 was primarily due to a gain realized upon the disposal of a real estate property during the first quarter of 2005. No gain on real estate sales occurred during the first three quarters of 2006.

The decrease in other income of $63,000 (39%) for the nine month period and $36,000 (64%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is primarily the result of a decrease in miscellaneous income that the partnership generates from other sources by $24,000 and $1,000 and a decrease in the sale of certain partnership units of $38,000 and $34,000 for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).

The increase in mortgage servicing fees of $617,000 (50%) for the nine month period and $151,000 (32%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is primarily due to an increase in the average size of the loan portfolio from $207,311,000 for the quarter ended September 30, 2005 to an average size of $252,924,000 for the quarter ended September 30, 2006.

The increase in interest expense of $1,753,000 (1,177%) for the nine month period and $444,000 (393%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is primarily due to a substantial increase in the weighted average borrowing of $32,323,000 for the nine month period and $27,014,000 for the three month period ended September 30, 2006 as compared to a weighted average borrowing of $3,495,000 and $7,870,000 in the same periods of 2005. Interest expense on the line of credit is tied to the bank’s prime rate. Weighted average rates for the nine and three month periods ended September 30, 2006 were 7.84% and 8.25% while the weighted average rates for the corresponding periods of 2005 were 5.68% and 5.74%, respectively. The bank’s prime rate also increased from 5.25% as of January 2005 to 8.25% as of September 30, 2006. The increase in interest expense for the periods discussed above is primarily because the partnership has begun to utilize its credit line more fully to fund loans as they become available.

The increase in amortization of loan origination fees of $17,000 (34%) and $8,000 (53%) during the nine and three month periods ended September 30, 2006 as compared to the same period in 2005 is due to increased fees for an extension of maturity date and an increase in the credit line from $42,000,000 to $75,000,000 during 2006.

The increase in provision for losses on loans and real estate held for sale of $987,000 (588%) for the nine month period and $224,000 (291%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is due to management’s decision to make additional provisions in line with the increase in the partnership’s loan portfolio. Loan balances increased from $207,311,000 as of September 30, 2005 to $252,924,000 as of September 30, 2006; thus management made an increase in total provision against loan losses and real estate held for sale from $3,503,000 as of September 30, 2005 to $5,109,000 as of September 30, 2006.

The increase in the asset management fees of $134,000 (23%) for the nine month period and $43,000 (20%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is due to an increase in the limited partners’ capital under management to $260,695,000 at September 30, 2006 from $216,038,000 at September 30, 2005.

The increase in professional fees of $65,000 (64%) for the nine month period and a decrease of $6,000 (29%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is primarily due to increased costs and differences in the timing of billing, payment of fees associated with various partnership regulatory filings and the annual audit. Section 404 of Sarbanes-Oxley Act of 2002 requires us to evaluate, remediate, test and report on our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. We plan to prepare for compliance with Section 404 by assessing, strengthening and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming. As a result, we anticipate an increase in professional fees in future periods as we move toward compliance with Section 404 by the fiscal year end December 31, 2007.

At September 30, 2006, outstanding loans with filed notices of default totaled two with outstanding principal balances of $6,784,000 or 2.68% of outstanding secured loans as compared to the three totaling $6,135,000 or 2.96% of outstanding secured loans that existed at September 30, 2005. These foreclosures are a reflection of the economic times that existed at September 30, 2006 and 2005, and are not unusual in the general partners’ experience.

The general partners received mortgage brokerage commissions from loan borrowers of $2,960,000 and $3,063,000 for the nine month periods and $126,000 and $968,000 for the three month periods ended September 30, 2006 and 2005, respectively. Through the first two quarters of 2006 the partnership funded $114,321,000 in loans and earned $2,834,000 in mortgage brokerage commissions for the general partners as compared to $93,179,000 in loans and $2,095,000 in commissions for the corresponding period in 2005. During the third quarter of 2006 the partnership funded $16,807,000 in loans and earned $126,000 in commissions for the general partners as compared to $44,292,000 in loans and $968,000 in commissions for the corresponding period in 2005. The decrease is due to a lesser number of loans being funded during the three month period ended September 30, 2006 as compared to the corresponding period of 2005. In spite of the lower volume funded during the third quarter of 2006, anticipated loan fundings for the fourth quarter of 2006 appears sufficient to allow the partnership to stay fully invested.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. As of September 30, 2006, the partnership had eleven loans past due 90 days or more on interest payments and/or past maturity, totaling $34,469,000. With respect to two of these eleven loans, we have filed notices of default, beginning the process of foreclosure.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of September 30, 2006 the partnership had entered into one workout agreement with principal balance totaling $788,000. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at September 30, 2006, in management’s opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2006, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year. We may take back additional real estate through the foreclosure process in 2006. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on our results of operations or liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $5,109,000 through September 30, 2006. These provisions for losses were made to protect against collection losses. The total cumulative provision for losses as of September 30, 2006 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW – For the nine months ended September 30, 2006 and 2005

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2006 and 2005 the partnership’s loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $139,238,000 (55.05%) and $148,737,000 (71.75%) of the outstanding secured loan portfolio. An additional $54,994,000 (21.74%) and $33,654,000 (16.23%) were in counties adjacent to the six San Francisco Bay Area counties, totaling, with the loans in the six San Francisco Bay Area counties, $194,232,000 (76.79%) and $182,391,000 (87.98%). The remainder of the portfolio represented loans secured primarily by Northern California real estate.

As of September 30, 2006 and 2005 the partnership held 102 and 93 secured loans, respectively, in the following categories (in thousands):

	September 30,
	2006		2005
Single family homes (1-4 units)	$184,351	72.89%	$102,891	49.63%
Commercial	49,152	19.43%	67,777	32.69%
Apartments (5+ units)	17,359	6.86%	18,734	9.04%
Land	2,062	0.82%	17,909	8.64%

Total	$252,924	100.00%	$207,311	100.00%

As of September 30, 2006, the partnership held 102 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2006.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of September 30, 2006 (in thousands)

	# of Secured Loans	Amount	Percent
1st Mortgages	49	$ 120,301	47.56%
2nd Mortgages	49	130,204	51.48%
3rd Mortgages	4	2,419	0.96%
Total	102	$ 252,924	100.00%

Maturing prior to 12/31/06	11	$ 37,753	14.93%
Maturing between 01/01/07 and 12/31/07	36	86,205	34.08%
Maturing between 01/01/08 and 12/31/08	16	92,582	36.60%
Maturing after 12/31/08	39	36,384	14.39%
Total	102	$ 252,924	100.00%

Average secured loan as a % of secured loan portfolio		$ 2,480	0.98%
Largest secured loan as a % of secured loan portfolio		31,428	12.43%
Smallest secured loan as a % of secured loan portfolio		13	0.01%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			65.14%
Largest secured loan as a percent of partnership assets		31,428	10.48%

Liquidity and Capital Resources.

Partnership capital continued to increase during the nine month period ended September 30, 2006. The partnership received new limited partner capital contributions of $27,321,000 for the nine month period ended September 30, 2006 as compared to $32,121,000 for the nine month period ended September 30, 2005. Retained earnings of limited partners that have chosen to compound earnings were $8,521,000 for the nine month period ended September 30, 2006, as compared to $7,003,000 for the nine month period ended September 30, 2005. The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $252,924,000 at September 30, 2006, as compared to $207,311,000 at September 30, 2005. The partnership closed the fifth offering in August, 2005 with subscriptions of $74,904,000 for the $75,000,000 offering. The sixth offering of $100,000,000 commenced on August 4, 2005. Of the $32,121,000 in limited partner contributions for the nine month period ended September 30, 2005, $27,592,000 related to the partnership’s fifth offering and $4,529,000 related to the sixth offering.

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

During the nine and three month periods ended September 30, 2006 and 2005, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Compounding	$8,521,000	$7,003,000	$2,958,000	$2,476,000
Distributing	$4,959,000	$3,906,000	$1,740,000	$1,378,000

As of September 30, 2006 and 2005 limited partners electing to receive cash distributions of earnings represented 38% and 37%, respectively, of the limited partners’ outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of September 30, 2006, many limited partners may not have yet opted for such liquidation. Earnings and capital liquidations including early withdrawals during the nine and three month periods ended September 30, 2006 and 2005 were:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Cash distributions	$4,959,000	$3,906,000	$1,740,000	$1,378,000
Capital liquidation*	$2,206,000	$1,547,000	$969,000	$524,000

Total	$7,165,000	$5,453,000	$2,709,000	$1,902,000

* These amounts represent gross of early withdrawal penalties.

Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the nine and three month periods ended September 30, 2006 and 2005, capital liquidated subject to the 10% penalty for early withdrawal was:

Nine months ended September 30,		Three months ended September 30,
2006	2005	2006	2005
$ 578,000	$ 443,000	$ 241,000	$ 198,000

These liquidated amounts are included in the total earnings and capital liquidations reported above and represents 0.22% and 0.009% (nine and three months ended September 30, 2006), 0.21% and 0.09% (nine and three months ended September 30, 2005), of the limited partners’ ending capital as of the end of the respective periods. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

The rate of economic expansion within the United States has slowed from the second quarter of 2006 and throughout prior periods in 2006. The Gross Domestic Product (GDP) growth rate was 1.6% for the third quarter compared to a 2.6% rate in the second quarter and 5.6% for the first quarter of 2006. GDP was 3.2% for all of 2005 and 3.9% for all of 2004. This decrease in the GDP growth rate shows a clear deceleration to the United States economy, yet is still a healthy indicator of economic activity and is expected, given the Federal Reserve’s policy over the last 24 months of raising interest rates to cool the economy and help to fight inflation. With the recent decrease in oil prices and hence energy prices from highs during the spring of 2006 above $70 per barrel to just under $60 per barrel in October and November of 2006, coupled with increasing interest rates and a slowing economy, inflation would not seem to be of much concern. The Consumer Price Index for all Urban Consumers decreased 0.5% in September of 2006. The index is 2.1% higher than in September of 2005, leading one to conclude that inflation is well within a reasonable level. Employment continues to expand and the unemployment rate for the nation dropped to 4.6% in September of 2006 from 4.7% in August of 2006 and from 5.1% in September of 2005. In California, unemployment numbers also fell to 4.8% in September of 2006 from 4.9% in August of 2006 and from 5.2% in September of 2005.

The Federal Reserve has now met three times since they had halted their march toward higher interest rates beginning in 2004 and has not raised interest rates further. Mortgage rates have been declining during the third quarter of 2006. In June of 2006, a 30-year fixed rate mortgage was priced at approximately 6.68% versus a price of approximately 6.4% in September of 2006 and 6.36% in October of 2006. These recent rates are higher than in 2005, but not as appreciably higher as one might think. In September and October of 2005, 30-year fixed rate loans were priced at 6.07% and 5.77%, respectively. In most respects, the United States economy is healthy and there seems to be little likelihood of a recession.

The partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the partnership. As of September 30, 2006 and 2005, approximately 55.05% ($139,238,000) and 71.75% (148,737,000) of the loans held by the partnership were in six San Francisco Bay Area Counties, respectively. An additional 21.74% ($54,994,000) and 16.23% ($33,654,000) of loans were in counties adjacent to the six San Francisco Bay Area Counties; totaling, with the loans in the six San Francisco Bay Area counties, 76.79% and 87.98% of loans in the six San Francisco Bay Area and adjacent counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

Appreciation in residential real estate has clearly abated from the double digit rates enjoyed during 2004 and 2005. The residential real estate market trend seems to be toward values that reflect modest price increases, and in some market segments, decreases from the historic 2005 record setting price highs. According to the California Association of Realtors, in September of 2006 the median price of a California single family home was $553,050, which was 1.8% higher than the median price in September of 2005 of $543,510, but 4% lower than the median price in August of 2006 of $576,360. The September of 2006 median price of a California condominium was $427,330, which was 0.5% higher than the median price in September of 2005 of $448,696, but 1.5% lower than the median price in August of 2006 of $420,920. In September of 2006, the median price of a San Francisco Bay Area single-family home was $725,870, which was 2.2% higher than the median price in September of 2005, but 1.5% lower than the median price in August of 2006. Dataquick reports that “because of a shift in purchase patterns, a decline (in median prices) from August to September is normal for the season.” Marketing periods for properties have elongated to the more traditional timeframes traditionally expected during the 90’s and 80’s. The California Association of Realtors reported the median number of days to sell a single-family home was 54 in September of 2006, as compared to 30 in September of 2005. The elongated sales process has increased inventories of homes to seven months and is holding steady at that level, which is close to the long-term historic average of a normal market. The stable values of residential real estate and a return to a more traditional real estate marketplace is comforting to the partnership. Loan-to-values for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to form value opinions.

Commercial real estate continued the strong performance it has been turning in for the last three years. Across virtually all sectors, rents are increasing modestly, vacancies are in a downward trend, absorption is increasing, and sales are at healthy levels with prices increasing. CB Richard Ellis reported that the overall San Francisco office market vacancy dropped 110 basis points during the third quarter to 9.0%. The market absorbed nearly 800,000 square feet of space which brought the positive absorption to over two million square feet for the year to date 2006.

For partnership loans outstanding as of September 30, 2006, the partnership had an average loan-to-value ratio of 65.14%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management believes that low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of September 30, 2006 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$34,700	$—	$24,101	$10,599
Construction loans	4,156	4,156	—	—
Rehabilitation loans	21,459	21,459	—	—

Total	$60,315	$25,615	$24,101	$10,599

Part I – Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of September 30, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market accounts	$23,788						$23,788
Average interest rate	2.75%						2.75%
Loans secured by deeds of
trust	$37,753	86,205	92,582	20,052	7,789	8,543	$252,924
Average interest rate	10.28%	9.65%	9.60%	9.82%	9.41%	9.47%	9.73%
Average interest rate				—			—
Interest bearing liabilities:
Line of credit		$967	11,567	11,567	10,599		$34,700
Average interest rate	7.84%						7.84%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership. As of September 30, 2006 the general partners have determined that the allowance for loan losses and real estate held for sale of $5,109,000 (1.96% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2006, six loans totaling $10,423,000 were delinquent over 90 days on interest payments. This includes five matured loans totaling $9,635,000. In addition, five loans totaling $24,045,000 were also past maturity but were current in interest payment as of September 30, 2006, for a combined total of eleven loans past due 90 days or more in interest payments, and/or past maturity totaling $34,469,000.

The partnership also makes loans requiring periodic disbursements of funds. As of September 30, 2006, there were 21 such loans. These loans include either ground up construction of buildings and/or loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of September 30, 2006, is set forth below:

Complete Construction		Rehabilitation
Disbursed funds	$12,815,000	$79,671,000
Undisbursed funds	$4,156,000	$21,459,000
	$16,971,000	$101,130,000

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process. As of September 30, 2006, the partnership had commitments for Construction Loans totaling $16,971,000, of which $12,815,000 had been disbursed and $4,156,000 remains to be disbursed.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans. These loans are referred to by management as “Rehabilitation Loans”. As of September 30, 2006 the partnership had commitments for Rehabilitation Loans totaling $101,130,000, of which $79,671,000 had been disbursed and $21,459,000 remains to be disbursed. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Part I – Item 4. CONTROLS AND PROCEDURES

As of September 30, 2006, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15. There were no changes in the partnership’s internal control over financial reporting during the partnership’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2006.

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

November 14, 2006

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

November 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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

November 14, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

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

November 14, 2006

                                                                                                34