Form 10-K
period 2006-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2007-03-30
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(address of principal executive offices)	(zip code)

(650) 365-5341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes	No	XX

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	XX

As of June 30, 2006, the aggregate value of limited partnership units held by non-affiliates was $251,845,000. This calculation is based on the capital account balance of the limited partners and excludes partnership units held by the general partner.

Documents incorporated by reference:

Portions of the Prospectus effective August 4, 2005, and post effective Amendment No. 4 dated February 9, 2007, containing supplement No. 3 dated February 9, 2007, (the “Prospectus”), are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #333-125629 are incorporated by reference in part IV.

Part I

Item 1 – Business

Overview

Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”), was organized in 1993. Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners. The partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp. The partnership’s objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the partnership’s capital. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. The partnership is intended to serve as an investment alternative for investors seeking current income. However, unlike other investments, which are intended to provide current income, an investment in the partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in units, of which $14,932,000 were sold. This initial offering closed on October 31, 1996. Subsequently, the partnership commenced a second offering of up to $30,000,000 in units commencing on December 4, 1996. This offering sold $29,993,000 in units and was closed on August 30, 2000. On August 31, 2000 the partnership commenced its third offering for another 30,000,000 units ($30,000,000). This offering sold $29,999,000 in units and was closed on April 23, 2002. On October 30, 2002 the partnership commenced its fourth offering for an additional 50,000,000 units ($50,000,000). This offering sold $49,985,000 in units and was closed on October 6, 2003. On October 7, 2003 the partnership commenced its fifth offering of 75,000,000 units ($75,000,000). This offering sold $74,904,000 in units and was closed on August 3, 2005. On August 4, 2005 the partnership commenced its sixth and current offering of 100,000,000 units ($100,000,000). As of December 31, 2006, $47,037,000 in units was sold in this sixth offering, bringing the aggregate sale of units to $246,850,000. Units in the sixth offering are being offered on a “best efforts” basis, which means that no one is guaranteeing that any minimum number of units will be sold, through broker-dealer member firms of the National Association of Securities Dealers, Inc.

The partnership began selling units in February 1993, and began investing in mortgages in April 1993. At December 31, 2006, the partnership has investments in secured loans with principal balances totaling $261,097,000. Interest rates ranged from 7.00% to 13.00%. Currently First Trust Deeds comprise 47.90% of the total amount of the secured loan portfolio, a decrease of 15.62% from the 2005 level of 63.52%. Junior loans (2nd and 3rd Trust Deeds) make up 52.10%, an increase of 15.62% from the 2005 level of 36.48%. Loans secured by single family (1-4 units) total 73.10% of the secured loan portfolio. Loans secured by multi-family properties make up 5.71% of the total secured loans. Commercial loans comprise 20.40% of the secured portfolio, a decrease of 10.05% from the 2005 level of 30.45% and land made up 0.79% of the secured loan portfolio, a decrease of 5.14% from the 2005 level of 5.93%. Of the total secured loans, 58.60% are in the nine counties of the San Francisco Bay Area, 18.70% are in counties adjacent to the San Francisco Bay Area, and 22.70% are in other counties located in California. Average loan size increased this year, and is now averaging $2,487,000 per loan, up $303,000 from the average loan balance of $2,184,000 in 2005. The partnership’s loan portfolio continued to grow as the number and amount of loans increased. As of December 31, 2006 the secured loan portfolio balance was $261,097,000 as compared to $214,012,000 as of December 31, 2005; an increase of $47,085,000 (22.00%). The number of loans also increased to 105 loans as of December 31, 2006 from the 98 loans that existed at December 31, 2005; an increase of 7 loans (7.14%). These increases are due to the ability of the partnership, by virtue of its increasing capital, to invest in more loans. The average loan as of December 31, 2006, represents 0.92% of partner capital and 0.95% of outstanding secured loans, compared to December 31, 2005 when average loan size represented 0.96% of partners’ capital and 1.02% of outstanding secured loans. Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk. Over the last several years the need to diversify loans through fractionalization with other lenders has decreased. As of December 31, 2006 and 2005 fractionalized loans represented 9.25% and 8.16% of the portfolio, respectively. Average equity per loan transaction at the time the loans were made based upon appraisals and prior liens at such time, which is our loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 34.05%, a decrease in equity of 0.92% from the 2005 level. This average equity is considered conservative. Generally, the more equity, the more protection for the lender. The general partners believe the partnership’s loan portfolio is in good condition with two properties with filed notices of default as of the end of December 2006. The principal balance of these properties with filed notices of default represents 0.81% ($2,108,000) of the secured loan portfolio. The partnership does expect that during 2007 additional foreclosures may need to be filed in order to collect payment from borrowers who have become delinquent. This is typical of our loan market segment and the partnership expects to have a level of delinquency higher than banking institutions within its portfolio.

Delinquencies are discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a discussion of the properties owned by the partnership, see Item 2, Properties.

The partnership’s net income continued to take an upward trend. Net income increased from $12,132,000 in 2004 to $15,368,000 in 2005 and to $18,872,000 in 2006. This was made possible largely through investment of additional capital derived from sales of partnership units. The secured loan portfolio increased from $171,745,000 in 2004 to $214,012,000 in 2005 and to $261,097,000 in 2006, an increase of 52.03% over the two-year period. The partnership has placed its loans at interest rates competitive in the marketplace. Mortgage interest income increased from $16,437,000 in 2004 to $19,203,000 in 2005 and to $26,395,000 in 2006, an increase of 61% over the two-year period. During the year 2006 the partnership’s annualized yield on compounding accounts was 7.13% and 6.90% on monthly distributing accounts.

Competition and General Economic Conditions.

The partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership. The partnership is competitive in large part due to the ability of the general partners to generate all of their loans. Many of these competitors are unable, due to their size, to regularly entertain loan requests at or above $1,000,000, which reduces competition and allows the partnership to provide higher quality loans or higher returns or both. Particularly among residential lenders, competition has been strong during the last several years. The volume of residential real estate sales activity declined in 2005 and 2006, leaving fewer transactions for those lenders active in this segment of the lending industry. Subprime lenders, those lenders who make loans to borrowers with low credit scores and higher debt to income ratios, have recently, in response to rising delinquencies and buy back requests on loans due to representation and warranty violations, increased underwriting standards, ceased making loans or in some circumstances, filed for bankruptcy protection. Through March 2007, three national top-twenty subprime lenders have ceased operations or left the business. The partnership believes these actions will over time help provide the partnership with increased lending opportunities, as competition will be reduced among the remaining lenders. It is possible that interest coupon rates may rise, as competition lessens and a clearer risk return equation develops. Underlying these events in the subprime real estate lending marketplace is a national economy which while slowly decelerating is certainly not weak by many indicators.

The United States Gross Domestic Product , the output of goods and services produced by labor and property located in the United States, increased at an estimated annual rate of 3.4% during 2006 as compared to 3.1% during 2005 and 3.9% for 2004. The Bush Administration believes that growth will slow to 2.9%, while the Federal Reserve estimates between 2.5% and 3.0% for 2007. Clearly, the economy has been growing at a reasonable rate for the last three years. Unemployment, a significant indicator of a borrowers’ abilities to make payments, has throughout the United States remained low. The National unemployment rate has continued to decline from 5.5% in 2004 to 4.9% for 2005 and 4.5% as of December 2006. Month to month inflation has been volatile throughout 2006, as oil, a key component to inflation, has ranged widely in short term swings throughout the year. Even with this monthly volatility, inflation has remained mild with the Consumer Price Index up 2.5% for the year 2006 as compared to increases of 3.4% for 2005, 3.3% for 2004 and 1.9% for 2003. Interest rates have remained steady throughout 2006 with the expectation of little change in the coming year. The Federal Reserve has left the Federal Discount Rate unchanged at 5.25% since June of 2006. In a recent interview, Mr. Ben Bernanke, chairman of the Federal

Reserve, said interest rates are at a level that is “likely to foster sustainable economic growth and a gradual ebbing of core inflation. Overall the U.S. economy seems likely to expand at a moderate pace this year and next, with growth strengthening somewhat as the drag from housing diminishes.” (San Francisco Chronicle, February 15, 2007). Throughout 2006, 30-year mortgage rates have fluctuated between a high of 6.88% in July of 2006 to a low of 6.23% in December of 2006. (Source HSH Associates) These rates, while higher than in 2005 or 2004, are still conducive to real estate acquisitions and an active lending marketplace. The residential real estate sales volumes have slowed noticeably during 2005 and 2006 from their peak in 2004. The number of California home sales in 2006 was 15.3% lower than in 2005 while the median price of a home increased in California to $567,690 according to the California Association of Realtors.

The partnership is expecting the reduction of lenders in the marketplace, along with the strengthened underwriting standards in the industry, to generate less competition and lead to higher available interest rates on loans made by the partnership. This combined with a good economy, low unemployment and a slow but steady real estate market of stable values should create an environment in which the partnership can compete effectively and obtain sufficient loans to meet its lending needs.

Secured Loan Portfolio.

A summary of the partnership’s secured loan portfolio as of December 31, 2006, is set forth below (in thousands):

Loans as a Percentage of Appraised Values
First Trust Deeds	$125,061
Appraised Value of Properties at Time of Loan	236,992
Total Investment as a % of Appraisal	52.77%

First Trust Deed Loans	125,061
Second Trust Deed Loans	133,623
Third Trust Deed Loans	2,413
Total of Trust Deed Loans	261,097

Priority Positions due Other Lenders:
First Trust Deed Loans due Other Lenders	328,729
Second Trust Deed Loans due Other Lenders	825

Total Debt	$590,651

Appraised Property Value at Time of Loan	895,621
Total Debt as a % of Appraisal based on appraised
values and prior liens at date loan was consummated	65.95%

Number of Secured Loans Outstanding	105
Average Secured Loan	$2,487
Average Secured Loan as a % of Secured Loans Outstanding	0.95%
Largest Secured Loan Outstanding	32,156
Largest Secured Loan as a % of Secured Loans Outstanding	12.32%
Largest Secured Loan as a % of Partnership Assets	10.54%

Secured Loans as a Percentage of Total Secured Loans	Percent
First Trust Deed Loans	47.90%
Second Trust Deed Loans	51.18%
Third Trust Deed Loans	0.92%
Total Trust Deed Loan Percentage	100.00%

Type of Secured Loans by Property	Amount	Percent
Single Family (1-4 units)	$190,859	73.10%
Apartments	14,914	5.71%
Commercial	53,262	20.40%
Land	2,062	0.79%
Total	$261,097	100.00%

The following is a distribution of secured loans outstanding as of December 31, 2006 by California Counties (in thousands):

	Total
California County	Secured Loans	Percent
San Francisco Bay Area Counties
San Francisco	$46,196	17.69%
Contra Costa	35,198	13.48%
Alameda	30,614	11.73%
San Mateo	12,424	4.76%
Santa Clara	11,664	4.47%
Napa	9,395	3.60%
Marin	7,185	2.75%
Sonoma	321	0.12%
Solano	—	—
	152,997	58.60%

San Francisco Bay Area Adjacent Counties
Sacramento	42,861	16.42%
San Joaquin	5,296	2.03%
Stanislaus	654	0.25%
	48,811	18.70%

Other California Counties
Los Angeles	41,074	15.73%
Fresno	4,276	1.64%
Butte	2,384	0.91%
Sutter	2,376	0.91%
Placer	2,082	0.80%
San Diego	1,818	0.70%
Amador	1,750	0.67%
Riverside	1,630	0.62%
El Dorado	837	0.32%
All others	1,062	0.40%
	59,289	22.70%

Total	$261,097	100.00%

Number of Secured Loans in Foreclosure	2	$2,108,000

Scheduled maturity dates of secured loans as of December 31, 2006 are as follows (in thousands):

Prior to December 31, 2007	$109,841
Between January 1, 2008 and December 31, 2008	99,241
Between January 1, 2009 and December 31, 2009	27,076
Between January 1, 2010 and December 31, 2010	10,470
Between January 1, 2011 and December 31, 2011	7,796
Thereafter	6,673

$261,097

The scheduled maturities for 2007 include seven loans totaling $28,706,000, and representing 10.99% of the secured loan portfolio, past maturity at December 31, 2006. The partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. Of these past maturity loans, the partnership has begun foreclosure on one with a principal balance totaling $1,320,000. The partnership’s largest loan totaling $32,156,000 represents 12.32% of outstanding secured loans and 10.54% of partnership assets. It is the Partnership’s experience that loans can be refinanced or repaid before and after the maturity date. Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

Item 1a – Risk Factors

A description of the risk factors with respect to investing in the limited partnership units publicly offered by the partnership is set forth in the partnership’s prospectus, dated August 4, 2005, beginning on page 8, under the section “Risk Factors”, which is incorporated herein by reference.

Item 2 - Properties

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”). Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property were being expensed. At December 31, 2006 and 2005 the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

In September 2004, the partnership acquired a single family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At December 31, 2006 and 2005 the partnership’s total investment in this property was $1,759,000 and $1,691,000, respectively, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure. At this date the partnership’s investment totaled $4,377,000 including accrued interest and advances. At December 31, 2006 and 2005 the partnership’s investment in this property was $3,639,000 and $4,505,000, respectively. During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realized value of the property. During the third quarter of 2006, the partnership sold one of the three parcels at a loss of approximately $73,000, which had been previously reserved for. The partnership’s total investment in this property was $3,222,000, net of a valuation allowance of $417,000 at December 31, 2006.

During 2005, the partnership acquired land through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,359,000 including accrued interest and advances. The property was subsequently sold for a total of $1,542,000 and the partnership recognized a gain on sale of real estate in the amount of $183,000.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments. The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership. As of December 31, 2006, approximately $899,000 in costs related to the development of this property have been capitalized. The partnership pursued its effort to recover funds from the guarantors of the original loan and during the third quarter obtained $431,000 from one of them. These proceeds were applied to reduce the partnership’s investment and as of December 31, 2006 the partnership’s investment, together with the other affiliated partnerships, totaled $11,063,000.

For the year ended December 31, 2006 the partnership acquired one property through foreclosure. The property is located in the upscale neighborhood of Atherton, a town at the southern end of San Mateo County. The property is comprised of approximately one acre and has a newly constructed residential building totaling approximately 9,000 square-feet. The building needs some final finishing touches, which the partnership has currently undertaken. At the time the property was acquired the partnership’s investment was $6,028,000. As of December 31, 2006 the partnership has capitalized approximately $111,000 relating to construction, bringing its overall investment to $5,220,000, net of a valuation allowance of $919,000.

Item 3 – Legal Proceedings

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

Item 4 – Submission of Matters to Vote of Security Holders (Partners)

No matters have been submitted to a vote of the partnership.

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units” and Related Unitholder Partnership Matters

100,000,000 units at $1 each (minimum purchase of 2,000 units) are currently being offered ($200,000,000 in units were previously offered and sold through separate offerings) through broker-dealer member firms of the National Association of Securities Dealers on a “best efforts” basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or compounding the earnings. Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2006, 6,704 limited partners had a capital balance of $270,160,000, net of Formation Loans and syndication costs.

A description of the partnership units, transfer restrictions and withdrawal provisions is more fully described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement”, pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference.

During the year 2006, the partnership’s annualized yield on compounding accounts was 7.13% and 6.90% on monthly distributing accounts. During the year 2005, the partnership’s annualized yield on compounding accounts was 7.05% and 6.83% on monthly distributing accounts.

Item 6 – Selected Consolidated Financial Data

Redwood Mortgage Investors VIII began operations in April 1993.

Consolidated financial condition and results of operation for the partnership as of and for the five years ended December 31, 2006 were (in thousands, except for net income per $1,000 invested by limited partners for entire period):

Consolidated Balance Sheets

ASSETS

December 31,

	2006	2005	2004	2003	2002
Cash and cash equivalents	$18,096	$28,853	$16,301	$8,921	$7,188

Loans
Loans, secured by deeds of trust	261,097	214,012	171,745	147,174	83,650
Loans, unsecured	—	—	34	34	—
Accrued interest and late fees	3,384	3,254	4,895	4,735	3,913
Advances on loans	96	103	131	416	279
Less allowance for loan losses	(2,786)	(3,138)	(2,343)	(2,649)	(3,021)

Other receivables	—	—	—	—	888

Real estate held for sale, net	25,231	21,328	9,793	3,979	9,286
Other assets	104	72	62	44	22
	$305,222	$264,484	$200,618	$162,654	$102,205

LIABILITIES AND PARTNERS’ CAPITAL

December 31,

	2006	2005	2004	2003	2002
Liabilities
Accounts payable	$76	$10	$25	$224	$449
Payable to affiliate	481	489	638	448	294
Line of credit	30,700	32,000	16,000	22,000	—
Note payable	—	—	—	—	1,782
Deferred interest	—	—	—	—	112
Minority interest	3,017	3,042	—	—	1,213
Subscriptions to partnership in
applicant status	557	776	424	1,210	2,578
	34,831	36,317	17,087	23,882	6,428

Partners’ capital
Limited partners subject to
redemption	270,160	227,970	183,368	138,649	95,690
General partners subject to
redemption	231	197	163	123	87
Total partners’ capital	270,391	228,167	183,531	138,772	95,777
	$305,222	$264,484	$200,618	$162,654	$102,205

Consolidated Statements of Income

December 31,

	2006	2005	2004	2003	2002
Gross revenue	$27,325	$20,188	$17,133	$12,958	$11,691
Expenses	8,432	4,779	4,981	3,369	4,204
Income before interest credited to
partners in applicant status	18,893	15,409	12,152	9,589	7,487
Interest credited to partners in
applicant status	21	41	20	37	1
Minority interest share of subsidiary loss	—	—	—	42	—

Net income	$18,872	$15,368	$12,132	$9,594	$7,486

Net income to general partners (1%)	188	154	121	96	75
Net income to limited partners (99%)	18,684	15,214	12,011	9,498	7,411

Total net income	$18,872	$15,368	$12,132	$9,594	$7,486

Net income per $1,000 invested by
limited partners for entire period
(annualized)
- where income is compounded and
retained	$71	$70	$72	$78	$87

- where partner receives income in
monthly distributions	$69	$68	$70	$75	$84

Annualized yields when income is compounded or distributed monthly for the years 2002 through 2006 are outlined in the table below:

	Compounded	Distributed

2002	8.69%	8.36%
2003	7.76%	7.50%
2004	7.22%	6.99%
2005	7.05%	6.83%
2006	7.13%	6.90%

The average annualized yield, when income is compounded and retained, from inception through December 31, 2006, was 8.00%. The average annualized yield, when income is distributed monthly, from inception through December 31, 2006 was 7.72%

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure. At December 31, 2006, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. As of December 31, 2006 there were no impaired loans.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate held for sale. Actual results could vary from the aforementioned provisions for losses.

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the Formation Loan, 2007 annualized yield estimates, additional foreclosures in 2007, expectations regarding the partnership’s level of delinquency, plans to develop certain properties, beliefs regarding the partnership recovering the full value of its investment in certain properties, the expectation that borrower foreclosures will not have a material effect on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. In 2006, 2005 and 2004, loan brokerage commissions paid by the borrowers were $3,496,000, $3,697,000 and $2,443,000, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $2,479,000, $1,736,000 and $1,565,000 were incurred for the years ended December 31, 2006, 2005 and 2004, respectively.

These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the partnership, then net income would have been reduced by approximately $1,240,000 $868,000 and $783,000 in 2006, 2005 and 2004, respectively. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership’s agreement directly impacts the yield to the limited partners.

•

Asset Management Fees The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $991,000, $814,000 and $630,000 were incurred by the partnership for years 2006, 2005 and 2004, respectively.

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

•

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

•

Contributed Capital The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2006 and 2005, a general partner, Gymno Corporation, had contributed $247,000 and $213,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

The following table summarizes Formation Loan transactions through December 31, 2006 (in thousands):

Offering

	1st	2nd	3rd	4th	5th	6th	Total
Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$47,037	$246,850
Formation Loans made	1,075	2,272	2,218	3,777	5,661	3,562	18,565
Repayments to date	(991)	(1,397)	(936)	(1,194)	(890)	(90)	(5,498)
Early withdrawal
penalties applied	(84)	(130)	(95)	(30)	(35)	—	(374)
Balance,
December 31, 2006	$ —	$ 745	$ 1,187	$ 2,553	$ 4,736	$ 3,472	$ 12,693

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

On December 31, 2006, the partnership was in the offering stage of its sixth offering, ($100,000,000). Contributed capital equaled $14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, $49,985,000 for the fourth offering, $74,904,000 for the fifth offering and $47,037,000 for the sixth offering, totaling an aggregate of $246,850,000 as of December 31, 2006. Of this amount, $557,000 remained in applicant status.

Results of Operations – For the years ended December 31, 2006, 2005 and 2004

Changes in the partnership’s operating results for the years ended December 31, 2006, 2005 and 2004 are discussed below:

Changes for the years ended December 31,

	2006	2005

Net income	$3,504,000	$3,236,000
Revenue
Interest on loans	7,192,000	2,766,000
Late fees	121,000	(98,000)
Other	(176,000)	387,000
	$7,137,000	$3,055,000

Expenses
Mortgage servicing fees	743,000	171,000
Interest expense	2,066,000	(344,000)
Amortization of loan origination fees	26,000	9,000
Provision for losses on loans and real estate held for sale	340,000	(291,000)
Clerical costs through Redwood Mortgage Corp.	31,000	(9,000)
Asset management fees	177,000	184,000
Professional services	84,000	(64,000)
Amortization of discount on imputed interest	105,000	76,000
Other	61,000	87,000
	$3,633,000	$(181,000)

Net income increase	$3,504,000	$3,236,000

Although the average interest rate of the loan portfolio declined to 9.78% from 9.93% for the years ended December 31, 2006 and 2005, respectively, the interest income of the partnership continued to increase by $7,192,000 (37.45%) to $26,395,000 and by $2,766,000 (16.83%) to $19,203,000 in 2005. This was primarily due to the increased size of the partnership’s secured loan portfolio, which increased by $47,085,000 (22%) to $261,097,000 in 2006 and by $42,267,000 (24.61%) to $214,012,000 in 2005. Average loan portfolio balances for the years ended December 31, 2006, 2005 and 2004, were $257,092,000, $183,390,000 and $159,460,000, respectively. Additionally, interest income increased through the collection of interest enhancements and interest rate provisions due upon repayment on some of our loans. In 2006 and 2005, these totaled approximately $1,253,000 and $1,063,000, respectively.

The increase in late charge income of $121,000 (100.83%) for the year ended December 31, 2006 was primarily due to an increase in the loan portfolio to $261,097,000 in 2006 from $214,012,000 in 2005. Additionally, the number of loans increased to 105 in 2006 from 98 in 2005. As of December 31, 2006 there were ten loans totaling $30,055,000 that were past maturity and/or delinquent 90 days or more in interest payments compared to nine such loans totaling $26,863,000 as of December 31, 2005. The decrease in late charge income of $98,000 (45%) for the year ended December 31, 2005 as compared to 2004 was primarily due to a reduction in overall portfolio delinquencies in 2005.

The decrease in other income of $176,000 (20.35%) for the year ended December 31, 2006 was primarily due to a decrease in interest income from bank deposits to $64,000 in 2006 from $100,000 in 2005, and a decrease in miscellaneous income to $15,000 in 2006 from $39,000 in 2005. Additionally, a decrease in other income of $37,000 was due to a decrease in the sale of certain partnership units. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%). In 2006 and 2005 such commissions totaled $111,000 and $148,000, respectively. These decreases were partially offset by an increase in imputed interest income from the larger Formation Loan existing of $12,693,000, $11,506,000 and $9,751,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Imputed interest income was $500,000 and $395,000 for the years ended December 31, 2006 and 2005, respectively. Since the Formation Loan has a zero coupon rate, the partnership has imputed interest at the prime rate existing at the close of each offering of units. Other income also decreased by $183,000 through a gain on the sale of a real estate held for sale property in 2005, whereas no such income was derived in 2006. The increase in other income of $387,000 (81%) for the year ended December 31, 2005 as compared to 2004 was primarily due to an increase in imputed interest income on the Formation Loan and the gain on the sale of real estate property in 2005 as discussed above. Interest income from bank deposit was $100,000 and $40,000 for 2005 and 2004, respectively.

The increase in mortgage servicing fees of $743,000 (42.80%) and $171,000 (10.93%) for the years ended December 31, 2006 and 2005, respectively, was primarily due to increases in the outstanding loan portfolio. The loan portfolio increased by $47,085,000 (22.00%) in 2006 and $42,267,000 (24.61%) in 2005. In 2006 the partnership maintained an average loan portfolio balance of $257,092,000, as compared to an average balance of $183,390,000 in 2005.

Interest expense on the line of credit is tied to the bank’s prime rate. The increase in interest expense of $2,066,000 (743.16%) for the year ended December 31, 2006 was primarily due to a substantial increase in the weighted average borrowing to $29,032,000 in 2006 and an increase in the weighted average interest rate to 8.08%. The decrease in interest expense of $344,000 (55.31%) in 2005 was primarily due to a reduction in the weighted average borrowing to $4,536,000 during 2005 at a weighted average interest rate of 6.14%.

The increase in loan origination fees of $26,000 (40%) for the year ended December 31, 2006 from $65,000 in 2005 was primarily due to the costs involved in negotiating an extension of the maturity date and an increase in the credit line facility.

The increase in provision for losses on loans and real estate of $340,000 (39.77%) for the year ended December 31, 2006 was primarily due to an increase in provisions for real estate held for sale. The real estate owned balance increased $5,251,000 (23.52%) to $27,579,000 as of December 31, 2006 from $22,328,000 as of December 31, 2005. The number of loans in foreclosure increased to two as of December 31, 2006 from one as of December 31, 2005, however, the dollar amount of these filed notices of default declined from $3,600,000 as of December 31, 2005 to $2,108,000 as of December 31, 2006. Additionally, delinquent loans 90 days or more past due in maturity and/or interest payments increased to ten totaling $30,055,000 as of December 31, 2006 from nine totaling $26,863,000 as of December 31, 2005. The number of loans and loan portfolio balance also increased considerably to 105 loans totaling $261,097,000 as of December 31, 2006 from 98 loans totaling $214,012,000 as of December 31, 2005. The decrease in provision for losses on loans of $291,000 in 2005 was due to increased stability in the real estate market, the stabilization of the economy, a decline in foreclosures to one loan totaling $3,600,000 as of December 31, 2005 compared to six loans in foreclosure totaling $14,682,000 as of December 31, 2004 and a reduction in delinquent loans 90 days of more past due in maturity and/or interest payments to nine loans totaling $26,863,000 as of December 31, 2005 from eleven loans totaling $25,013,000 as of December 31, 2004.

The increase in clerical costs of $31,000 (10.40%) for the year ended December 31, 2006 was primarily due to an increase in partnership size and costs associated with the increased size. The decrease in clerical costs of $9,000 (2.93%) for the year ended December 31, 2005 was due to a waiver of approximately $20,000 in costs by management.

The increase in asset management fees of $177,000 (21.74%) and $184,000 (29.21%) for the years ended December 31, 2006 and 2005, respectively, was due to an increase in limited partners’ capital under management, which increased from $183,368,000 in 2004 to $227,970,000 in 2005 and to $270,160,000 in 2006.

The increase in professional fees of $84,000 (57.14%) for the year ended December 31, 2006 was due to increased fees and the timing of professional services and costs associated with the various partnership regulatory filings, and the annual audit. The increase in professional services includes both the general accounting and attorney costs. We anticipate the cost of professional services during 2007 will increase due to the partnership initiating additional compliance work in accordance with the Sarbanes-Oxley Act.

The increases in amortization of discount on imputed interest of $105,000 (26.58%) and $76,000 (23.82%) for the years ended December 31, 2006 and 2005, respectively, is primarily due to increases in the Formation Loan from the sale of additional limited partnership investments.

The increase in other expenses of $61,000 (26.29%) and $87,000 (60%) for the years ended December 31, 2006 and 2005 was primarily due to an increase in the upkeep costs of the properties owned by the partnership, which totaled $141,000, $118,000 and $58,000 in 2006, 2005 and 2004, respectively. The increase in 2005 was also due to increased subscription interest while new funds from limited partners awaited entry into the partnership of $41,000 in 2005 as compared to $20,000 in 2004. The increase in other expenses includes an increase of $10,000 in postage and supplies and $26,000 in miscellaneous expenses for the year ended December 31, 2006 as compared to 2005.

Partnership capital continued to increase as the partnership received new limited partner capital contributions of $34,810,000, $39,816,000 and $40,954,000 and retained the earnings of limited partners that have chosen to do so of 11,462,000, $9,476,000 and $7,367,000 for the years 2006, 2005 and 2004, respectively. The fifth offering commenced on October 7, 2003 and closed on August 3, 2005. On August 4, 2005 the partnership commenced its sixth offering and funds raised will be used to increase the partnership’s capital base and provide funds for additional mortgage loans. As of December 31, 2006 the limited partners total units purchased was 246,293,000 units aggregating $246,850,000.

The partnership began funding loans on April 14, 1993 and as of December 31, 2006 had credited earnings to limited partners who elected to retain earnings at an average annualized yield of 8.05% since inception through December 31, 2006. Limited partners who elected to have their earnings distributed monthly had an average annualized yield of 7.80% since inception through December 31, 2006.

In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio. Since its inception, the credit limit has increased from $3,000,000 to $75,000,000. The size of the credit line facility could again increase as the partnership’s capital increases. This added source of funds may help in maximizing the partnership’s yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available. Additionally, the loans made by the partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. The amount to be retained by the partnership, after payment of the line of credit cost, will be greater than without the use of the line of credit. As of December 31, 2006 and 2005, the outstanding balance on the line of credit was $30,700,000 and $32,000,000, respectively.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2005 and 2006 the California economy has remained vibrant and the California real estate market has slowed in terms of number of residential properties sold, but the median price of a single family home ended 2006 at a slightly higher level than 2005. At December 31, 2006 the partnership had seven loans past due 90 days or more in interest payments totaling $5,519,000. Four of these seven loans with principal totaling $4,171,000 were past maturity. At December 31, 2006 the partnership has filed notices of default, beginning the process of foreclosure against two loans both included in the past maturity and/or 90 day delinquent payment categories. The principal amounts of the two filed notices of default total $2,108,000 or 0.81% of the loan portfolio. In addition to the seven loans past due 90 days or more in interest payments the partnership has three loans totaling $24,536,000 at December 31, 2006, which are past maturity, however, the borrowers have continued to make regular monthly interest payments. The partnership allows borrowers to occasionally continue to make the interest payments on debt past maturity for periods of time. At December 31, 2006 the partnership had a combined total of ten loans totaling $30,055,000, which were 90 days past maturity and/or past due 90 days or more in interest payments.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. Management expects the number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of foreclosures existing at December 31, 2006, in management’s opinion, does not have a material effect on our results of operations or liquidity. Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2006, the partnership filed foreclosure proceedings to enforce the terms of its loans. In some of these instances the borrowers have been able to remedy the foreclosures we have filed. During 2006 we completed the foreclosure of one loan. In 2006, one of the properties acquired through foreclosure in 2004 was sold, which resulted in a loss of $73,000. During 2005, we completed the foreclosure of two loans. In 2005 the partnership sold one of these two properties for a gain of $183,000. In 2004, the partnership took back four properties through foreclosure or deeds in lieu of foreclosure. These properties are more fully discussed under Item 2 – Properties. We may take back additional real estate through the foreclosure process in 2007. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $5,134,000 at December 31, 2006. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of December 31, 2006, is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership may restructure loans, which are delinquent or past maturity. This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

No loans were restructured in 2006, 2005 and 2004.

Borrower Liquidity and Capital Resources.

The partnership relies upon sales of partnership units, loan payoffs, borrowers’ mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments. As such, additional limited partner unit purchases could decline, which would reduce the overall liquidity of the partnership. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could see both or either of a surge of unit purchases by prospective limited partners, and significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the partnership credit line or in other partnership business.

At the time of subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes, and such amounts will be added to such limited partners’ capital accounts.

During the years stated below, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	2006	2005	2004
Compounding	$11,462,000	$9,476,000	$7,367,000
Distributing	$6,887,000	$5,481,000	$4,452,000

Capital balances of limited partners electing to receive cash distributions of earnings represented 38%, 37% and 36% of the limited partners’ outstanding capital accounts as of December 31, 2006, 2005 and 2004, respectively. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through earnings reinvestment.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement). Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2006, many limited partners may not as yet avail themselves of this provision for liquidation. Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2006 were:

	2006	2005	2004
Cash distributions	$6,887,000	$5,481,000	$4,452,000
Capital liquidation*	$3,039,000	$2,040,000	$1,990,000

Total	$9,926,000	$7,521,000	$6,442,000

* These amounts represent gross of early withdrawal penalties.

Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the past three years ended December 31, 2006, capital liquidated subject to the 10% penalty for early withdrawal, included in the distribution amounts above, was:

2006	2005	2004
$839,000	$592,000	$794,000

This represents 0.29%, 0.25% and 0.43% of the limited partners’ ending capital for the years ended December 31, 2006, 2005 and 2004, respectively. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

While the general partners have set an estimated value for the partnership units, such determination may not be representative of the ultimate price realized by an investor for such units upon sale. No public trading market exists for the partnership’s units and none is likely to develop. Thus, there is no certainty that the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled “Risk Factors - Purchase of Units is a Long Term Investment”).

Current Economic Conditions.

The partnership makes loans secured by California real estate. The health of the California real estate market is of primary concern to the partnership, as we rely upon the equity securing our loans for repayment. The majority of our loans are secured by property located in Northern California, dominated by loans made in the nine county San Francisco Bay Area. As of December 31, 2006, approximately 58.60% of the loans held by the partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has performed well in 2006 and the outlook for 2007 is much the same. The California unemployment rate for December 2006 was 4.8% compared to 5.1% in 2005. The San Francisco unemployment rate was lower than the state at 4.0% for December 2006. According to the Association of Bay Area Governments in its annual forecast, the San Francisco Bay Area economy is likely to grow at a slow to moderate pace in 2007 and 2008. The region will add approximately 47,000 payroll jobs in 2007 and the same number in 2008. Household income should rise about one percent above inflation each year.

The appreciation rate, beneficial to residential real estate in the nine county San Francisco Bay Area for the past five years, moved the median home price up 72% to reach a median of $628,000 in 2006 versus $365,000 in 2001, according to DataQuick Information Systems. The appreciation rate between 2005 and 2006 was .5% in the nine counties from December 2005 to December 2006. The median price of a home in California rose 3.7% during 2006 to $567,690 as of December 2006. (California Association of Realtors). The number of sales transactions had declined significantly. The number of homes sold in 2006 was 15.3% less than in 2005. The lower number of sales clearly illustrates the slower market which exists from the over-heated markets of 2003, 2004 and some of 2005. Yet values, as reflected in the median home sales price, continue to rise, albeit a much slower pace. The slow or limited residential appreciation indicates stable values of residential real estate and a return to a more traditional real estate marketplace which is comforting to the partnership. Loan-to-value for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to make value opinions.

Commercial properties continued their strong performances in the San Francisco Bay Area. By way of example, the San Francisco market saw vacancies decline to 8.5%, a five year low. Average rents increased to $36.44 per square foot with nearly 2.7 million square feet of positive space absorption in 2006. All other regions of the San Francisco Bay Area exhibited similar improved results from 2005. The San Francisco office investment market ended a good year with over $3.6 billion in office transactions closed, and over 9.69 million square feet of space changing hands.

For partnership loans outstanding at December 31, 2006, the Partnership had an average loan-to-value of 65.95% computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management believes that low loan-to-value ratios will assist the partnership in weathering loan delinquencies and foreclosures should they occur.

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2006 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years

Line of credit	$30,700	$—	$21,322	$9,378
Construction loans	1,282	1,282	—	—
Rehabilitation loans	4,800	4,800	—	—

Total	$36,782	$6,082	$21,322	$9,378

Item 7a – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and our line of credit as of December 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2006 (in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$ 14,326						$ 14,326
Average interest rate	2.75%						2.75%
Loans secured by deeds of trust	$109,841	$ 99,241	$ 27,076	$ 10,470	$ 7,796	$ 6,673	$ 261,097
Average interest rate	9.79%	9.65%	9.95%	9.70%	9.40%	9.43%	9.73%
Interest bearing liabilities
Line of credit	$ —	$ 853	$ 10,234	$ 10,235	$ 9,378		$ 30,700
Average interest rate	8.25%						8.25%

Market Risk.

The partnership’s line of credit bears interest at a variable rate, tied to the prime rate. As a result, the partnership’s primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit. The partnership may also suffer market risk tied to general trends affecting real estate values that may impact the partnership’s security for its loans.

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

PORTFOLIO REVIEW – For the years ended December 31, 2006, 2005 and 2004

Secured Loan Portfolio.

The partnership’s secured loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2006, 2005 and 2004 the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma, and Marin) represented $152,997,000 (58.60%), $153,632,000 (71.78%) and $131,143,000 (76.36%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California. One partnership loan exceeds 10% of the partnership’s assets by 54 basis points.

The following table sets forth the distribution of loans held by the partnership by property type for the years ended December 31, 2006, 2005 and 2004 (in thousands):

December 31,

2006	2005	2004

Single Family (1-4 units)	$190,859	73.10%	$116,945	54.64%	$ 84,359	49.12%
Apartments (over 4 units)	14,914	5.71%	19,209	8.98%	30,981	18.04%
Commercial	53,262	20.40%	65,167	30.45%	54,670	31.83%
Land	2,062	0.79%	12,691	5.93%	1,735	1.01%

Total	$261,097	100.00%	$214,012	100.00%	$171,745	100.00%

As of December 31, 2006, the partnership held 105 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of December 31, 2006.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS

As of December 31, 2006 (in thousands)

	# of Loans	Amount	Percent

1st Mortgages	54	$125,061	47.90%
2nd Mortgages	47	133,623	51.18%
3rd Mortgages	4	2,413	0.92%
Total	105	$261,097	100.00%

Maturing prior to 12/31/07	41	$109,841	42.07%
Maturing between 01/01/08 and 12/31/08	18	99,241	38.01%
Maturing between 01/01/09 and 12/31/09	16	27,076	10.37%
Maturing after 12/31/09	30	24,939	9.55%
Total	105	$261,097	100.00%

Average secured loan as a % of secured loan portfolio		$2,487	0.95%
Largest secured loan as a % of secured loan portfolio		32,156	12.32%
Smallest secured loan as a % of secured loan portfolio		66	0.03%
Average secured loan-to-appraised values of security
based on appraised values and prior liens at time
loan was consummated			65.95%
Largest secured loan as a % of partnership assets		$32,156	10.54%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential losses of the partnership. As of December 31, 2006 the general partners have determined that the allowance for loan losses and losses on real estate held for sale of $5,134,000 (1.90% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. At December 31, 2006 the partnership had seven loans past due 90 days or more in interest payments totaling $5,519,000. Four of these seven loans with principal totaling $4,171,000 were 90 days or more past maturity. With respect to one of these four past maturity loans and one of the loans that is 90 days or more delinquent in interest payments, the partnership has filed notices of default, beginning the process of foreclosure. The principal amounts of the two filed notices of default total $2,108,000 or 0.81% of the loan portfolio. The partnership allows borrowers to occasionally continue to make the interest payments on debt past maturity for periods of time. Three loans totaling $24,536,000 were past maturity, but the borrowers were making regular interest payments. At December 31, 2006 the partnership had a combined total of ten loans totaling $30,055,000, which were 90 days past maturity and/or past due 90 days or more in interest payments.

The partnership also makes loans requiring periodic disbursements of funds. As of December 31, 2006 there were twelve such loans. These loans include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans, which are periodically disbursed as of December 31, 2006, is set forth below (in thousands):

Complete Construction	Rehabilitation

Disbursed funds	$5,513	$66,124
Undisbursed funds	$1,282	$4,800

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such Construction Loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of December 31, 2006, the partnership had commitments for Construction Loans totaling $6,795,000, of which $5,513,000 in Construction Loans had been disbursed and had an additional $1,282,000, which is yet to be disbursed. The $6,795,000 of Construction Loans committed is less than 10% of the loan portfolio, which is the partnership’s limit on Construction Loan funding.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums. The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”. As of December 31, 2006 the partnership had funded $66,124,000 in Rehabilitation Loans and $4,800,000 remained to be disbursed for a combined total of $70,924,000. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets - December 31, 2006, and December 31, 2005
•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VIII

(A CALIFORNIA LIMITED PARTNERSHIP)

CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

DECEMBER 31, 2006 AND 2005

AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets	28

Consolidated Statements of Income	29

Consolidated Statements of Changes in Partners’ Capital	30

Consolidated Statements of Cash Flows	32

Notes to Consolidated Financial Statements	33

Supplemental Schedules

Schedule II - Valuation and Qualifying Accounts	52

Schedule IV - Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate	53

ARMANINO McKENNA LLP

CERTIFIED PUBLIC ACCOUNTANTS

12667 Alcosta Blvd., Suite 500

San Ramon, CA 94583

(925) 790-2600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VIII

Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors VIII is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors VIII’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

ARMANINO McKENNA LLP

San Ramon, California

March 26, 2007

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands)

ASSETS

	2006	2005
Cash and cash equivalents	$18,096	$28,853

Loans
Loans, secured by deeds of trust	261,097	214,012
Allowance for loan losses	(2,786)	(3,138)
Net loans	258,311	210,874

Interest and other receivables
Accrued interest and late fees	3,384	3,254
Advances on loans	96	103
Total interest and other receivables	3,480	3,357

Other assets
Loan origination fees, net	104	72
Real estate held for sale, net	25,231	21,328
Total other assets	25,335	21,400

Total assets	$305,222	$264,484

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Line of credit	$30,700	$32,000
Accounts payable	76	10
Payable to affiliate	481	489
Total liabilities	31,257	32,499

Investors in applicant status	557	776
Minority interest	3,017	3,042

Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $1,743 and $1,653 for2006 and 2005, respectively;
and net of Formation Loan receivable of $12,693 and $11,506 for
2006 and 2005, respectively	270,160	227,970

General partners’ capital, net of unallocated syndication costs of $18
and $16 for 2006 and 2005, respectively	231	197
Total partners’ capital	270,391	228,167

Total liabilities and partners’ capital	$305,222	$264,484

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except for per limited partner amounts)

	2006	2005	2004

Revenues
Interest on loans	$26,395	$19,203	$16,437
Late fees	241	120	218
Other	689	865	478
	27,325	20,188	17,133

Expenses
Mortgage servicing fees	2,479	1,736	1,565
Interest expense	2,344	278	622
Amortization of loan origination fees	91	65	56
Provision for losses on loans and real estate held for sale	1,195	855	1,146
Asset management fees	991	814	630
Clerical costs from Redwood Mortgage Corp.	329	298	307
Professional services	231	147	211
Amortization of discount on imputed interest	500	395	319
Other	293	232	145
	8,453	4,820	5,001

Income before minority interest	18,872	15,368	12,132

Minority interest share of subsidiary loss	—	—	—

Net income	$18,872	$15,368	$12,132

Net income
General partners (1%)	$188	$154	$121
Limited partners (99%)	18,684	15,214	12,011

	$18,872	$15,368	$12,132

Net income per $1,000 invested by
limited partners for entire period
Where income is reinvested	$71	$70	$72
Where partner receives income in monthly distributions	$69	$68	$70

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

		Limited Partners
	Investors	Capital			Total
	In	Account	Unallocated	Formation	Limited
	Applicant	Limited	Syndication	Loan,	Partners’
	Status	Partners	Costs	Gross	Capital

Balances at December 31, 2003	$ 1,210	$ 147,074	$ (875)	$ (7,550)	$ 138,649
Contributions on application	40,954	—	—	—	—
Formation loan increases	—	—	—	(3,117)	(3,117)
Formation loan payments received	—	—	—	855	855
Interest credited to partners in applicant status	20	—	—	—	—
Interest withdrawn	(8)	—	—	—	—
Transfers to partners’ capital	(41,752)	41,752	—	—	41,752
Net income	—	12,011	—	—	12,011
Syndication costs incurred	—	—	(417)	—	(417)
Allocation of syndication costs	—	(192)	192	—	—
Partners’ withdrawals	—	(6,365)	—	—	(6,365)
Early withdrawal penalties	—	(77)	16	61	—

Balances at December 31, 2004	424	194,203	(1,084)	(9,751)	183,368
Contributions on application	39,816	—	—	—	—
Formation loan increases	—	—	—	(2,978)	(2,978)
Formation loan payments received	—	—	—	1,178	1,178
Interest credited to partners in applicant status	41	—	—	—	—
Interest withdrawn	(15)	—	—	—	—
Transfers to partners’ capital	(39,490)	39,490	—	—	39,490
Net income	—	15,214	—	—	15,214
Syndication costs incurred	—	—	(837)	—	(837)
Allocation of syndication costs	—	(257)	257	—	—
Partners’ withdrawals	—	(7,465)	—	—	(7,465)
Early withdrawal penalties	—	(56)	11	45	—

Balances at December 31, 2005	776	241,129	(1,653)	(11,506)	227,970
Contributions on application	34,811	—	—	—	—
Formation loan increases	—	—	—	(2,674)	(2,674)
Formation loan payments received	—	—	—	1,422	1,422
Interest credited to partners in applicant status	21	—	—	—	—
Interest withdrawn	(7)	—	—	—	—
Transfers to partners’ capital	(35,044)	35,044	—	—	35,044
Net income	—	18,684	—	—	18,684
Syndication costs incurred	—	—	(440)	—	(440)
Allocation of syndication costs	—	(335)	335	—	—
Partners’ withdrawals	—	(9,846)	—	—	(9,846)
Early withdrawal penalties	—	(80)	15	65	—

Balances at December 31, 2006	$ 557	$ 284,596	$ (1,743)	$ (12,693)	$ 270,160

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital (continued)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	General Partners
	Capital		Total
	Account	Unallocated	General	Total
	General	Syndication	Partners’	Partners’
	Partners	Costs	Capital	Capital

Balances at December 31, 2003	$ 132	$ (9)	$ 123	$ 138,772
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(3,117)
Formation loan payments received	—	—	—	855
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	41	—	41	41,793
Net income	121	—	121	12,132
Syndication costs incurred	—	(4)	(4)	(421)
Allocation of syndication costs	(2)	2	—	—
Partners’ withdrawals	(118)	—	(118)	(6,483)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2004	174	(11)	163	183,531
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(2,978)
Formation loan payments received	—	—	—	1,178
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	40	—	40	39,530
Net income	154	—	154	15,368
Syndication costs incurred	—	(8)	(8)	(845)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	(152)	—	(152)	(7,617)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2005	213	(16)	197	228,167
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(2,674)
Formation loan payments received	—	—	—	1,422
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	35	—	35	35,079
Net income	188	—	188	18,872
Syndication costs incurred	—	(5)	(5)	(445)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	(184)	—	(184)	(10,030)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2006	$ 249	$ (18)	$ 231	$ 270,391

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$18,872	$15,368	$12,132
Adjustments to reconcile net income to
net cash provided by operating activities
Amortization of loan origination fees	91	65	56
Imputed interest income	(500)	(395)	(319)
Amortization of discount	500	395	319
Provision for losses on loans and real estate held for sale	1,195	855	1,146
Realized (gain) loss on sale of real estate	—	(183)	—
Change in operating assets and liabilities
Accrued interest and late fees	(578)	1,040	(2,566)
Advances on loans	(109)	(63)	74
Loan origination fees	(122)	(75)	(74)
Accounts payable	66	(15)	(199)
Payable to affiliate	(8)	(149)	190
Net cash provided by operating activities	19,407	16,843	10,759

Cash flows from investing activities
Loans originated	(159,745)	(169,460)	(81,579)
Principal collected on loans	107,656	118,772	52,359
Unsecured loans	—	34	—
Payments for development of real estate	(520)	(939)	—
Proceeds from disposition of real estate	635	1,541	—
Net cash used in investing activities	(51,974)	(50,052)	(29,220)

Cash flows from financing activities
Borrowings (repayments) on line of credit, net	(1,300)	16,000	(6,000)
Contributions by partner applicants	34,862	39,882	41,007
Partners’ withdrawals	(10,030)	(7,617)	(6,483)
Syndication costs paid	(445)	(845)	(421)
Formation loan lending	(2,674)	(2,978)	(3,117)
Formation loan collections	1,422	1,178	855
Increase to (distribution from) minority interest	(25)	141	—
Net cash provided by financing activities	21,810	45,761	25,841

Net increase (decrease) in cash and cash equivalents	(10,757)	12,552	7,380

Cash and cash equivalents - beginning of year	28,853	16,301	8,921

Cash and cash equivalents - end of year	$18,096	$28,853	$16,301

Supplemental disclosures of cash flow information
Cash paid for interest	$2,344	$278	$622

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

1.          Organizational and General

Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”), was organized in 1993. The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp., both California corporations, whose majority owner is Michael R. Burwell. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp. At December 31, 2006, the Partnership was in its sixth offering stage, wherein contributed capital totaled $246,850,000 of approved aggregate offerings of $300,000,000. As of December 31, 2006 and 2005, $557,000 and $776,000, respectively, remained in applicant status, and total Partnership units sold were in the aggregate of $246,850,000 and $212,037,000, respectively.

A minimum of $250,000 and a maximum of $15,000,000 in Partnership units were initially offered through qualified broker-dealers. This initial offering closed in October 1996. In December 1996, the Partnership commenced a second offering of an additional $30,000,000 which closed on August 30, 2000. On August 31, 2000, the Partnership commenced a third offering for an additional $30,000,000 which closed in April 2002. On October 30, 2002, the Partnership commenced a fourth offering for an additional $50,000,000 which closed in October 2003. On October 7, 2003, the Partnership commenced a fifth offering for an additional $75,000,000 which closed in August 2005. On August 4, 2005, the Partnership commenced a sixth offering for an additional $100,000,000.

Sales commissions - formation loans

Sales commissions are not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.”

The formation loan relating to the initial offering ($15,000,000) totaled $1,075,000, which was 7.2% of limited partners’ contributions of $14,932,000. It is being repaid, without interest, in ten annual installments of $107,000, which commenced on January 1, 1997, following the year the initial offering closed. Payments on this loan were also made during the offering period prior to the close of the offering. As of December 31, 2006 this Formation Loan has been fully repaid.

The formation loan relating to the second offering ($30,000,000) totaled $2,272,000, which was 7.6% of limited partners’ contributions of $29,993,000. It is being repaid, without interest, in ten equal annual installments of $201,000, which commenced on January 1, 2001, following the year the second offering closed. Payments on this loan were also made during the offering period prior to the close of the offering.

The formation loan relating to the third offering ($30,000,000) totaled $2,218,000, which was 7.4% of the limited partners’ contributions of $29,999,000. It is being repaid, without interest, in ten annual installments of $178,000, which commenced on January 1, 2003, following the year the third offering closed. Payments on this loan were also made during the offering stage prior to the close of the offering.

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

December 31, 2006, 2005 and 2004

1.          Organizational and General (continued)

Sales commissions - formation loans (continued)

The formation loan relating to the fifth offering ($75,000,000) totaled $5,661,000, which was 7.6% of the limited partners contributions of $74,904,000. It is being repaid, without interest, in ten annual installments of $526,000, which commenced on January 1, 2006, following the year the fifth offering closed. Payments on this loan were also made during the offering stage prior to the close of the offering.

The formation loan relating to the sixth offering ($100,000,000) totaled $3,562,000 as of December 31, 2006, which was 7.6% of the limited partners contributions of $47,083,000 through December 31, 2006. An equal annual repayment schedule on this loan, without interest, will commence in the year subsequent to the closing of this offering. Payments on this loan are being made during the offering stage prior to the close of the offering.

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

The following summarizes formation loan transactions to December 31, 2006 (in thousands):

	Initial	Subsequent	Third	Fourth	Fifth	Sixth
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$ 14,932	$ 29,993	$ 29,999	$ 49,985	$ 74,904	$ 47,037	$246,850

Formation Loan made	$ 1,075	$ 2,272	$ 2,218	$ 3,777	$ 5,661	$ 3,562	$ 18,565
Unamortized discount
on imputed interest	—	(160)	(175)	(364)	(1,344)	(1,232)	(3,275)
Formation Loan
made, net	1,075	2,112	2,043	3,413	4,317	2,330	15,290
Repayments to date	(991)	(1,397)	(936)	(1,194)	(890)	(90)	(5,498)
Early withdrawal
penalties applied	(84)	(130)	(95)	(30)	(35)	—	(374)
Formation Loan, net
at December 31, 2006	—	585	1,012	2,189	3,392	2,240	9,418
Unamortized discount
on imputed interest	—	160	175	364	1,344	1,232	3,275
Balance,
December 31, 2006	$ —	$ 745	$ 1,187	$ 2,553	$ 4,736	$ 3,472	$ 12,693

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

1.        Organizational and General (continued)

Sales commissions - formation loans (continued)

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. An estimated amount of imputed interest is recorded for offerings still outstanding. During 2006, 2005 and 2004, $500,000, $395,000 and $319,000, respectively, was recorded related to amortization of the discount on imputed interest.

Syndication costs

The Partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Through December 31, 2006, syndication costs of $4,263,000 had been incurred by the Partnership with the following distribution (in thousands):

Costs incurred	$4,263
Early withdrawal penalties applied	(129)
Allocated to date	(2,373)

December 31, 2006 balance	$1,761

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

1.        Organizational and General (continued)

Syndication costs (continued)

Syndication costs attributable to the sixth offering ($100,000,000) will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners. As of December 31, 2006, the sixth offering had incurred syndication costs of $1,005,000 (2.14% of contributions).

Term of the partnership

The Partnership is scheduled to terminate on December 31, 2032, unless sooner terminated as provided in the partnership agreement.

2.        Summary of Significant Accounting Policies

Basis of presentation

The Partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC (“Russian”) and Borrette Property Company, LLC (“Borrette”), and its 72.50%-owned subsidiary, Larkin Street Property Company, LLC (“Larkin”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

2.          Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances. At December 31, 2006 and 2005, there were no loans categorized as impaired by the Partnership. The average recorded investment in impaired loans was $0 for 2006, 2005 and 2004.

At December 31, 2006 and 2005, the Partnership had 10 and 9 loans 90 days past maturity and/or past due 90 days or more in interest payments, totaling $30,055,000 and $26,863,000, respectively. In addition, accrued interest, late charges and advances on these loans totaled $1,568,000 and $1,774,000 at December 31, 2006 and 2005, respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. As presented in Note 10 to the consolidated financial statements, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated for loans outstanding at December 31, 2006 and 2005 was 65.95% and 5.95% respectively. When loans are considered impaired the allowance for loan losses is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

2.          Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows (in thousands):

	December 31,
	2006		2005		2004

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:

Domestic
Real estate –
mortgage
Single family
(1-4 units)	$ 1,673	73.10%	$ 1,598	54.64%	$ 850	49.12%
Apartments	160	5.71%	145	8.98%	430	18.04%
Commercial	887	20.40%	1,140	30.45%	1,033	31.83%
Land	66	0.79%	255	5.93%	30	1.01%
Total	$ 2,786	100.00%	$ 3,138	100.00%	$ 2,343	100.00%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

2.          Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows (in thousands):

Years Ended December 31,

	2006	2005	2004
Balance at beginning of year	$3,138	$2,343	$2,649

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	(112)	(26)	(842)
Apartments	—	—	—
Commercial	(15)	(34)	(110)
Land	—	—	—
	(127)	(60)	(952)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
	—	—	—
Net charge-offs	(127)	(60)	(952)
Additions charge to operations	927	855	1,146
Transfer to real estate held for sale reserve	(1,152)	—	(500)

Balance at end of year	$2,786	$3,138	$2,343

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.05%	0.03%	0.60%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, the Partnership cash balances exceed federally insured limits.

Real estate held for sale

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

The Partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value. During 2006, the Partnership transferred $1,152,000 from the allowance for loan losses to the allowance for real estate held for sale.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

2.          Summary of Significant Accounting Policies (continued)

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due. During 2006, 2005 and 2004, late fee revenue of $241,000, $120,000 and $218,000, respectively, was recorded. The Partnership has a recorded late fee receivable at December 31, 2006 and 2005 of $92,000 and $103,000, respectively.

Recently issued accounting pronouncements

In March 2006, the FASB issued SFAS No. 156,, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income. SFAS 156 is effective in the first quarter of 2007. The adoption of SFAS 156 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Partnership’s financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Partnership’s financial condition and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Partnership’s financial condition and results of operations.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Partnership will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, an entity must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. The application of SAB 108 did not have an impact on the Partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Applicant status

Subscription funds received from purchasers of Partnership units are not admitted to the Partnership until subscription funds are required to fund a loan, fund the formation loan, create appropriate cash reserves, or to pay organizational expenses or other proper partnership purposes. During the period prior to the time of admission, which is anticipated to be between 1 - 90 days, purchasers’ subscriptions will remain irrevocable and will earn interest at money market rates, which are lower than the anticipated return on the Partnership’s loan portfolio.

During 2006, 2005 and 2004, interest totaling $21,000, $41,000 and $20,000, respectively, was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in Partnership operating income, the interest credited was either paid to the investors or transferred to partners’ capital along with the original investment.

Election to receive monthly, quarterly or annual distributions

At subscription, investors elect to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor’s election to have cash distributions is irrevocable.

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

3.        Other Partnership Provisions (continued)

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

After five years from the date of purchase of the units, limited partners have the right to withdraw from the Partnership on an installment basis. Generally this is done over a five-year period in twenty quarterly installments. Once a limited partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership’s capacity to return a limited partner’s capital is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year, shall be liquidated during any calendar year.

4.        General Partners and Related Parties

The following are commissions and/or fees that are paid to the general partners:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. In 2006, 2005 and 2004, loan brokerage commissions paid by the borrowers were $3,496,000, $3,697,000, and $2,443,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

4.        General Partners and Related Parties (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $2,479,000, $1,736,000 and $1,565,000 were incurred for 2006, 2005 and 2004, respectively. The Partnership had a payable to Redwood Mortgage Corp. for servicing fees of $481,000 and $489,000 at December 31, 2006 and 2005, respectively.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations up to 1/32 of 1% of the “net asset value” (3/8 of 1% annual). Asset management fees of $991,000, $814,000 and $630,000 were incurred for 2006, 2005 and 2004, respectively.

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

The Partnership receives certain operating and administrative services from Redwood Mortgage Corp., a general partner. Redwood Mortgage Corp. may be reimbursed by the Partnership for operating expenses incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2006, 2005 and 2004, operating expenses totaling $329,000, $298,000 and $307,000, respectively, were reimbursed to Redwood Mortgage Corp. To the extent that some operating and administrative services were not reimbursed, the financial position and results of Partnership operation may be different.

Contributed capital

The general partners jointly or severally are to contribute 1/10 of 1% of limited partners’ contributions in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2006 and 2005, Gymno Corporation, a general partner, had capital in accordance with Section 4.02(a) of the Partnership Agreement.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

5.        Real Estate Held for Sale

The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at December 31 (in thousands):

	2006	2005

Costs of properties	$27,579	$22,328
Reduction in value	(2,348)	(1,000)

Real estate held for sale, net	$25,231	$21,328

During 2006, the Partnership acquired a single family residence through foreclosure. At the time the Partnership took ownership of the property, the Partnership’s investment totaled $6,028,000. As of December 31, 2006, approximately $111,000 in costs related to the development of this property have been capitalized. As of December 31, 2006, the Partnership’s investment in this property totaled $5,220,000, net of a valuation allowance of $919,000.

During 2005, the Partnership acquired land through a deed in lieu of foreclosure. At the time the Partnership took ownership of the property, the Partnership’s investment totaled $1,359,000 including accrued interest and advances. The property was subsequently sold for a total of $1,542,000 and the Partnership recognized a gain on sale of real estate in the amount of $183,000.

In December 2004, the Partnership acquired land through a deed in lieu of foreclosure. At this date the Partnership’s investment totaled $4,377,000 including accrued interest and advances. During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property. One parcel during 2006 was sold. The Partnership incurred a loss on this sale of $73,000, which had been previously reserved for. At December 31, 2006, the Partnership’s total investment in this property was $3,222,000, net of a remaining reserve of $417,000. At December 31, 2005, the Partnership’s total investment in this property was $4,505,000.

In September 2004, the Partnership acquired a single family residence through a foreclosure sale. At the time the Partnership took ownership of the property, the Partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The Partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At December 31, 2006 and 2005, the Partnership’s total investment in this property was $1,759,000 and $1,691,000, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

5.        Real Estate Held for Sale (continued)

Larkin

During 2005, the Partnership acquired a multi-unit property through foreclosure. At the time the Partnership took ownership of the property, the Partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The Partnership owns a 72.50% interest in Larkin and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments. The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the Partnership. As of December 31, 2006, approximately $899,000 in costs related to the development of this property have been capitalized. During 2006, the Partnership recovered $431,000 from one of the guarantors of the original loan. As of December 31, 2006, the Partnership’s investment, together with the other affiliated partnerships, totaled $11,063,000.

Russian

During 2002, a single-family residence that secured a Partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”). Russian was formed by the Partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the Partnership. Costs related to the sale and development of this property were capitalized during 2003. Commencing January 2004, costs related to sales and maintenance of the property were being expensed. At December 31, 2006 and 2005, the Partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

6.        Income Taxes

The following reflects a reconciliation of partners’ capital reflected in the consolidated financial statements to the tax basis of Partnership capital (in thousands):

	2006	2005

Partners’ capital per consolidated
financial statements	$270,391	$228,167
Non-allocated syndication costs	1,761	1,669
Allowance for loan losses and
real estate held for sale	5,134	4,138
Formation loans receivable	12,693	11,506

Partners’ capital - tax basis	$289,979	$245,480

In 2006 and 2005, approximately 44% and 45%, respectively, of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

7.        Bank Line of Credit

The Partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement. The line of credit matures on November 15, 2007, with borrowings at prime less 0.50% and secured by the Partnership’s loan portfolio. The outstanding balances were $30,700,000 and $32,000,000 at December 31, 2006 and 2005, respectively. The interest rate was 7.75% at December 31, 2006 and 6.75% at December 31, 2005. The Partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the Partnership to comply with certain financial covenants. The Partnership was in compliance with these covenants at December 31, 2006 and 2005. There is an option to convert the line of credit to a term loan that would be payable over 36 months.

8.        Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)

Secured loans carrying value was $261,097,000 and $214,012,000 at December 31, 2006 and 2005, respectively. The fair value of these loans of $261,692,000 and $215,102,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

9.        Non-Cash Transactions

During 2006, a previous real estate held for sale property was sold with the Partnership providing financing. This resulted in a decrease to real estate held for sale of $588,000 and an increase to secured loans of $588,000.

During 2006, the Partnership foreclosed on one property (see Note 5), which resulted in an increase in real estate held for sale of $6,028,000, and a decrease in secured loans receivable, accrued interest and advances of $5,464,000, $448,000 and $116,000, respectively.

During 2005, the Partnership foreclosed on, or acquired property through deed in lieu of foreclosure, two properties (see Note 5), which resulted in an increase in real estate held for sale and minority interest of $11,954,000 and $2,901,000, respectively, and a decrease in secured loans receivable, accrued interest and advances of $8,361,000, $601,000 and $91,000, respectively.

During 2004, the Partnership foreclosed on, or acquired property through deeds in lieu of foreclosure, four properties (see Note 5), which resulted in an increase in real estate held for sale and allowance for real estate held for sale of $6,315,000 and $500,000, respectively and a decrease in secured loans receivable, accrued interest, advances, and allowance for loan losses of $4,422,000, $1,840,000, $53,000 and $500,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

10.      Loan Concentrations and Characteristics

Most loans are secured by recorded deeds of trust. At December 31, 2006 and 2005, there were 105 and 98 secured loans outstanding, respectively, with the following characteristics (dollars in thousands):

	2006	2005

Number of secured loans outstanding	105	98
Total secured loans outstanding	$261,097	$214,012

Average secured loan outstanding	$2,487	$2,184
Average secured loan as percent of total
secured loans	0.95%	1.02%
Average secured loan as percent
of partners’ capital	0.92%	.96%

Largest secured loan outstanding	$32,156	$11,927
Largest secured loan as percent of total
secured loans	12.32%	5.57%
Largest secured loan as percent
of partners’ capital	11.89%	5.23%
Largest secured loan as percent of total assets	10.54%	4.51%
Number of counties where security
is located (all California)	26	24
Largest percentage of secured loans
in one county	17.69%	25.36%
Average secured loan to appraised value
of security based on appraised values and
prior liens at time loan was consummated	65.95%	65.03%

Number of secured loans in foreclosure status	2	1
Amount of secured loans in foreclosure	$2,108	$3,600

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

10.      Asset Concentrations and Characteristics (continued)

The following secured loan categories were held at December 31, 2006 and 2005 (in thousands):

	2006	2005

First trust deeds	$125,061	$135,945
Second trust deeds	133,623	73,138
Third trust deeds	2,413	4,929
Total loans	261,097	214,012
Prior liens due other lenders at time of loan	329,554	224,573

Total debt	$590,651	$438,585

Appraised property value at time of loan	$895,621	$674,436

Average secured loan to appraised value
of security based on appraised values and
prior liens at time loan was consummated	65.95%	65.03%

Secured loans by type of property
Single family (1-4 units)	$190,859	$116,945
Apartments	14,914	19,209
Commercial	53,262	65,167
Land	2,062	12,691

	$261,097	$214,012

The interest rates on the loans range from 7.0% to 13.0% at December 31, 2006 and 8.0% to 13.0% at December 31, 2005.

Scheduled maturity dates of secured loans as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,

2007	$109,841
2008	99,241
2009	27,076
2010	10,470
2011	7,796
Thereafter	6,673

$261,097

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

10.      Loan Concentrations and Characteristics (continued)

The scheduled maturities for 2007 include seven loans totaling $28,706,000, and representing 10.99% of the portfolio, which are past maturity at December 31, 2006. Interest payments on four of these loans were delinquent and are included in the total of loans 90 days or more delinquent presented in Note 2. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. It is the partnership’s experience that loans are sometimes refinanced or repaid before the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The Partnership had 12% of its receivable balance due from one borrower at December 31, 2006. Interest revenue for this borrower accounted for approximately 7.14% of interest revenue for the year ended December 31, 2006.

11.      Commitments and Contingencies

Construction / rehabilitation loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At December 31, 2006, there were $6,082,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

The Partnership periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2006. As of December 31, 2006, there are no loans under workout agreements.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

12.      Selected Financial Information (Unaudited)

Calendar Quarter
(in thousands, except for per limited partner amounts)

	First	Second	Third	Fourth	Annual

Revenues
2006	$ 6,659	$ 6,997	$ 6,847	$ 6,822	$ 27,325
2005	$ 4,525	$ 4,498	$ 5,099	$ 6,066	$ 20,188

Expenses
2006	$ 2,247	$ 2,371	$ 2,017	$ 1,818	$ 8,453
2005	$ 981	$ 802	$ 1,144	$ 1,893	$ 4,820

Net income allocated
to general partners
2006	$ 44	$ 46	$ 48	$ 50	$ 188
2005	$ 35	$ 37	$ 40	$ 42	$ 154

Net income allocated
to limited partners
2006	$ 4,368	$ 4,580	$ 4,782	$ 4,954	$ 18,684
2005	$ 3,509	$ 3,659	$ 3,915	$ 4,131	$ 15,214

Net income per $1,000
invested where income is
Compounded
2006	$ 17	$ 17	$ 17	$ 20	$ 71
2005	$ 17	$ 17	$ 17	$ 19	$ 70

Withdrawn
2006	$ 17	$ 17	$ 17	$ 18	$ 69
2005	$ 17	$ 17	$ 17	$ 17	$ 68

13.      Subsequent Events

Subsequent to December 31, 2006 and through March 26, 2007, the Partnership has received $5,820,000 of new investor money for the current offering and had admitted $5,776,000 of partners in applicant status into the Partnership. The admitted amount includes $557,000 that awaited admission at December 31, 2006.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	B	C
	Balance at	Additions				E
	Beginning	Charged to	Charged			Balance
A	of	Costs and	to Other	D		at End
Description	Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2004

Deducted from asset accounts

Allowance for loan losses	$ 2,649	$ 1,146	$ (500)	$ (952)	(a)	$ 2,343

Cumulative write-down of
real estate held for sale (REO)	500	—	500	—		1,000

	$ 3,149	$ 1,146	$ —	$ (952)	(a)	$ 3,343

Year Ended December 31, 2005

Deducted from asset accounts

Allowance for loan losses	$ 2,343	$ 855	$ —	$ (60)	(a)	$ 3,138

Cumulative write-down of
real estate held for sale (REO)	1,000	—	—	—		1,000

	$ 3,343	$ 855	$ —	$ (60)	(a)	$ 4,138

Year Ended December 31, 2006

Deducted from asset accounts

Allowance for loan losses	$ 3,138	$ 927	$ —	$ (1,279)	(a)	$ 2,786

Cumulative write-down of
real estate held for sale (REO)	1,000	268	—	1,080	(a)	2,348

	$ 4,138	$ 1,195	$ —	$ (199)	(a)	$ 5,134

Note (a) - Represents write-offs of loans or transfers.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Schedule IV – Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

							Col H.
							Principal
					Col. F		Amount
					Face	Col. G	of Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Comm.	11.75%	12/01/09	$ 3	$ —	$ 148	$ 85	$ —	1st	Yuba
Res.	12.00%	05/01/03	13	—	1,210	1,210	1,210	1st	Marin
Apts.	12.50%	11/15/10	4	53	39	312	—	2nd	Contra Costa
Comm.	12.00%	05/01/07	9	2,916	799	788	788	2nd	Santa Clara
Res.	12.00%	03/01/01	13	—	1,325	1,325	1,325	1st	Marin
Land	9.50%	02/01/07	8	—	987	986	—	1st	Santa Clara
Res.	10.00%	12/01/02	3	—	318	316	316	1st	San Mateo
Comm.	13.00%	06/01/05	44	8,100	4,550	4,072	4,072	2nd	Santa Clara
Comm.	10.50%	10/01/07	4	—	441	429	—	1st	San Mateo
Comm.	11.25%	12/01/07	9	718	900	768	—	3rd	El Dorado
Res.	10.00%	11/01/05	11	500	1,320	1,320	1,320	2nd	Napa
Comm.	10.00%	01/01/08	13	—	1,500	1,500	—	1st	River Side
Comm.	12.00%	07/01/09	25	—	2,500	2,500	—	1st	Sacramento
Apts.	9.50%	01/01/09	4	—	413	400	—	1st	San Joaquin
Comm.	9.50%	01/01/07	13	—	1,610	1,610	—	1st	Alameda
Res.	8.50%	10/01/10	4	189	500	488	—	2nd	Alameda
Res.	8.50%	02/02/09	1	42	85	83	—	3rd	San Mateo
Comm.	9.00%	06/01/09	4	2,850	500	491	—	2nd	Santa Clara
Res.	8.50%	07/01/09	1	—	100	98	—	1st	San Mateo
Comm.	10.00%	06/01/07	39	—	4,650	4,650	—	1st	Marin
Res.	9.25%	07/01/09	6	716	690	679	—	2nd	San Mateo
Comm.	9.00%	08/01/09	12	—	2,000	1,600	—	1st	San Francisco
Comm.	9.50%	08/01/09	16	—	1,947	1,917	—	1st	Alameda
Res.	8.75%	09/01/06	85	—	11,684	11,684	11,684	1st	Contra Costa
Res.	10.00%	09/01/06	99	11,684	15,288	8,779	8,779	2nd	Contra Costa
Res.	9.25%	01/01/10	1	248	75	73	73	2nd	San Mateo
Comm.	9.50%	03/01/07	25	—	3,113	3,113	—	1st	San Francisco
Res.	8.50%	03/15/10	10	2,097	450	444	—	2nd	San Francisco
Comm.	10.00%	02/01/08	16	2,200	2,335	1,750	—	2nd	Amador
Comm.	9.00%	03/01/10	2	179	204	198	—	2nd	Monterey
Res.	9.25%	04/01/07	32	—	4,464	2,376	—	1st	Sutter
Apts.	9.25%	04/01/07	12	—	1,620	1,620	—	1st	San Francisco
Res.	9.25%	05/01/10	1	411	160	158	—	2nd	San Mateo
Res.	10.00%	12/01/07	59	36,000	8,165	7,615	—	2nd	San Francisco
Res.	9.00%	05/01/10	1	286	70	69	—	2nd	El Dorado
Res.	8.50%	10/01/10	2	379	325	321	—	3rd	Sonoma
Apts.	9.25%	05/01/07	8	—	1,040	1,040	—	1st	San Francisco
Apts.	8.50%	06/01/07	13	—	1,800	1,800	—	1st	Sacramento
Apts.	9.25%	06/01/07	16	—	2,080	2,080	—	1st	San Francisco
Comm.	8.00%	07/01/07	37	5,731	5,341	5,341	—	2nd	Alameda
Res.	12.50%	07/01/08	39	19,700	4,250	4,143	—	2nd	San Mateo

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Schedule IV – Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate (continued)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

							Col H.
							Principal
					Col. F		Amount
					Face	Col. G	of Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Apts.	9.25%	07/01/07	17	—	2,200	2,200	—	1st	San Francisco
Apts.	9.25%	07/01/07	17	—	2,200	2,200	—	1st	San Francisco
Comm.	9.00%	08/01/15	13	9,500	1,000	913	—	2nd.	San Francisco
Res.	10.00%	07/01/07	11	2,081	2,675	1,934	—	2nd	Butte
Apts.	11.00%	06/01/07	7	2,080	1,483	1,418	—	2nd	San Francisco
Res.	9.00%	08/01/10	1	—	140	139	—	1st	Ventura
Res.	8.50%	08/01/07	24	—	3,450	2,033	—	1st	Sacramento
Res.	10.00%	08/01/07	10	2,033	2,325	2,784	—	2nd	Sacramento
Res.	9.25%	09/01/07	22	—	3,555	3,013	—	1st	San Joaquin
Comm.	9.50%	10/01/10	11	322	1,250	1,241	—	3rd	Alameda
Res.	9.25%	09/01/07	8	—	1,265	1,084	—	1st	San Joaquin
Res.	11.00%	05/01/08	31	18,744	4,080	3,608	—	2nd	Santa Clara
Land	9.50%	10/1/2007	4	—	488	488	488	1st	Santa Clara
Comm.	9.50%	10/1/2010	37	—	4,200	4,157	—	1st	Alameda
Apts.	9.25%	04/01/07	8	—	1,050	1,050	—	1st	San Francisco
Res.	9.25%	05/01/07	8	—	1,031	1,031	—	1st	San Francisco
Res.	10.00%	11/01/07	20	11,500	2,564	2,473	—	2nd	Contra Costa
Res.	8.50%	11/01/10	1	99	120	119	—	2nd	San Mateo
Res.	12.00%	12/01/07	12	3,797	1,265	1,257	—	2nd	San Diego
Res.	10.50%	12/01/07	6	2,811	740	740	—	2nd	Placer
Comm.	9.50%	12/01/07	23	—	2,900	2,900	—	1st	San Francisco
Res.	8.75%	01/01/08	41	—	5,625	5,625	—	1st	Alameda
Res.	10.00%	01/01/08	15	5,625	4,500	4,334	—	2nd	Alameda
Res.	9.00%	02/01/08	114	—	15,188	14,632	—	1st	Los Angeles
Res.	10.25%	02/01/08	93	14,632	11,529	10,651	—	2nd	Los Angeles
Res.	9.00%	02/01/11	11	—	1,350	1,342	—	1st	Placer
Res.	10.25%	09/01/07	65	39,000	8,350	7,659	—	2nd	Los Angeles
Res.	9.25%	04/01/08	259	22,876	40,444	32,156	—	2nd	Sacramento
Res.	10.00%	04/01/08	6	1,620	765	701	—	2nd	San Francisco
Res.	10.00%	04/01/08	6	2,200	790	751	—	2nd	San Francisco
Res.	10.00%	05/01/08	31	22,155	4,184	3,619	—	2nd	Alameda
Res.	10.00%	05/01/08	17	12,512	2,200	2,031	—	2nd	Alameda
Res.	10.00%	05/01/08	13	9,576	1,696	1,515	—	2nd	Alameda
Res.	9.50%	06/01/07	35	—	6,796	4,276	—	1st	Fresno
Res.	10.00%	08/01/09	77	32,200	10,175	8,903	—	2nd	San Francisco
Comm.	10.00%	05/01/07	68	—	8,294	7,932	—	1st.	Los Angeles
Res.	8.50%	06/01/09	21	—	2,915	2,915	—	1st.	Napa
Res.	8.88%	07/01/11	16	4,550	2,100	2,100	—	2nd	San Francisco

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Schedule IV – Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate (continued)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

							Col H.
							Principal
					Col. F		Amount
					Face	Col. G	of Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Res.	8.75%	07/01/08	40	—	5,520	5,520	—	1st.	Contra Costa
Res.	10.00%	07/01/08	27	5,520	6,225	3,293	—	2nd	Contra Costa
Comm.	12.00%	07/01/09	15	2,500	3,858	1,587	—	2nd	Sacramento
Res.	9.75%	08/01/11	1	165	66	66	—	2nd	Stanislaus
Res.	9.75%	09/01/11	1	120	120	120	—	2nd	San Bernardino
Res.	9.75%	09/01/11	7	2,550	850	848	—	2nd	San Francisco
Res.	9.25%	09/01/11	7	—	800	799	—	1st	San Joaquin
Res.	9.75%	09/01/11	1	120	80	80	—	2nd	Humboldt
Res.	10.25%	10/01/08	28	—	3,949	3,137	—	1st	Contra Costa
Res.	10.25%	10/01/09	4	2,330	450	450	—	2nd	San Francisco
Comm.	10.25%	10/01/11	6	—	697	695	—	1st	San Mateo
Land	7.00%	10/01/09	3	—	928	588	—	1st	Stanislaus
Res.	9.25%	11/01/11	1	—	125	125	—	1st	San Francisco
Res.	9.00%	11/01/11	1	769	100	100	—	2nd	Los Angeles
Apts.	10.25%	11/01/11	4	—	450	450	—	1st	Butte
Res.	9.50%	11/01/12	46	—	6,200	5,632	—	1st	San Mateo
Res.	9.75%	12/01/11	1	—	165	165	—	1st	Kern
Res.	9.25%	11/01/07	1	—	100	100	—	1st	Los Angeles
Res.	10.00%	12/01/11	3	—	345	345	—	1st	Alameda
Comm.	10.25%	12/01/08	2	—	275	275	—	1st	Kern
Res.	10.25%	01/01/09	30	—	3,550	3,550	—	1st	Napa
Res.	9.25%	01/01/12	1	238	130	130	—	2nd	Riverside
Res.	9.75%	01/01/11	5	330	561	561	—	2nd	San Diego
Res.	10.25%	01/01/09	6	—	1,372	1,231	—	1st	Santa Clara
Apts.	9.25%	12/01/07	7	—	345	345	—	1st	San Francisco
Comm.	10.50%	01/01/10	24	—	2,750	2,750	—	1st	San Francisco

Total				$329,554	$ 297,889	$ 261,097	$ 30,055

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Schedule IV – Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate (continued)

(in thousands)

Reconciliation of carrying amount (cost) of loans at close of periods

Year ended December 31,

	2006	2005	2004
Balance at beginning of year	$214,012	$171,745	$147,174

Additions during period
New loans	159,745	169,460	81,579
Other	588	—	—
Total additions	160,333	169,460	81,579

Deductions during period
Collections of principal	107,656	118,772	52,359
Foreclosures	5,464	8,361	4,422
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	128	60	227
Total deductions	113,248	127,193	57,008

Balance at close of year	$261,097	$214,012	$171,745

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2006 and 2005.

Item 9a – Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures were effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in the partnership’s internal control over financial reporting during the partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the partnership’s internal control over financial reporting.

Item 9b – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership has no Officers or Directors. Rather, the activities of the partnership are managed by three general partners, one of whom is an individual, Michael R. Burwell. The other two general partners are Gymno Corporation and Redwood Mortgage Corp. Both are California corporations, formed in 1986 and 1978, respectively. Mr. Burwell is one of the three shareholders of Gymno Corporation, a California corporation, and has a controlling interest in this company through his ownership of stock and as trustee of the Burwell trusts, which have a 50 percent interest in Gymno. Redwood Mortgage Corp. is a subsidiary of The Redwood Group Ltd., whose principal stockholders are the Burwell Trusts, the other shareholder of Gymno Corporation and Michael R. Burwell. Michael R. Burwell has a controlling interest in these companies through his stock ownership or as trustee of the Burwell trusts.

The General Partners.

Michael R. Burwell. Michael R. Burwell, age 50, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

Financial Oversight by General Partners.

The partnership does not have a board of directors or an audit committee. Accordingly, the general partners serve the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the partnership does not have an audit committee and the general partners are not independent of the partnership, the partnership does not have an “audit committee financial expert.”

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

Item 11 – Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

As indicated above in Item 10, the partnership has no Officers or Directors. The partnership is managed by the general partners. There are certain fees and other items paid to management and related parties.

A more complete description of management compensation is found in the prospectus (S-11) dated August 4, 2005, page 6, under the section “Compensation of the General Partners and the Affiliates”, which is incorporated by reference. Such compensation is summarized below.

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2006. All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
I. Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$2,479,000
(General Partner)

General Partners &/or Affiliates	Asset Management Fee for managing assets	$991,000

General Partners	1% interest in profits	$188,000
	Less allocation of syndication costs	$3,000
		$185,000

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$65,000

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2006 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$3,496,000

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the partnership	$42,000

Gymno Corporation	Reconveyance Fee	$18,198

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2006 . . . . . . . . . . . . . . . . . . . . . $329,000

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners own a combined total of 1% of the partnership including a 1% portion of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnotes 3 and 4 of the Notes to Consolidated Financial Statements in Part II item 8, which describes related party fees and data.

Also refer to the Prospectus dated August 4, 2005, (incorporated herein by reference) on page 6 “Summary of the Offering – Compensation of General Partners and Affiliates”.

For a description of the partnership’s policies and procedures for the review, approval or ratification of related party transactions, refer also to the Prospectus dated August 4, 2005 (incorporated herein by reference) for the discussion under the caption “Compensation of the General Partners and affiliates” beginning on page 23, the discussion under the caption “Conflicts of Interest” beginning on page 28 and the discussion under the captions “Investment Objectives and Criteria – Loans to General Partners and Affiliates” and “Investment Objectives and Criteria – Purchase of Loans From Affiliates and Other Third Parties” on page 42.

Since the partnership does not have a board of directors and since the general partners are not considered independent of the partnership, the partnership does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2006 and 2005 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2006 and 2005 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $211,086 and $162,330, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2006 and 2005 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2006 and 2005, were $10,514 and $12,321, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2006 and 2005.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits, Financial Statements and Schedules

A.	Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A – Consolidated Financial Statements.

2. The Consolidated Financial Statement Schedules are listed in Part II - Item 8 under B – Consolidated Financial Statement Schedules.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1		Limited Partnership Agreement
3.2		Form of Certificate of Limited Partnership Interest
3.3		Certificate of Limited Partnership
10.1		Escrow Agreement
10.2		Servicing Agreement
10.3	(a)	Form of Note secured by Deed of Trust for Construction Loans, which provides for principal and interest payments.
	(b)	Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for principal and interest payments
	(c)	Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for interest only payments
	(d)	Form of Note secured by Deed of Trust for Single Family Residential Loans, which provides for interest and principal payments.
	(e)	Form of Note secured by Deed of Trust for Single Family Residential loans, which provides for interest only payments.
10.4	(a)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibits 10.3 (a), and (c).
	(b)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3 (b).
	(c)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3 (c).
10.5		Promissory Note for Formation Loan
10.6		Agreement to Seek a Lender
31.1		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All of the above exhibits, other than exhibit 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein).

B.	See A (3) above.

C.

See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated August 4, 2005, supplement No. 3 dated February 9, 2007 (post effective amendment No. 4 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2007.

REDWOOD MORTGAGE INVESTORS VIII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
and Principal Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 30th day of March, 2007.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 30, 2007

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	March 30, 2007

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 30, 2007

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, General Partner of the Partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

March 30, 2007

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, President, and

Chief Financial Officer of Gymno

Corporation, General Partner

March 30, 2007

Exhibit 31.3

PRESIDENT’S CERTIFICATION

I, Michael R. Burwell, president of Redwood Mortgage Corporation, General Partner, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(c)

disclosed in this report any change in the Registrant’s control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Michael R. Burwell

___________________________

Michael R. Burwell, President,

Redwood Mortgage Corporation,

General Partner

March 30, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

March 30, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, President, and

Chief Financial Officer of Gymno

Corporation, General Partner

March 30, 2007

Exhibit 32.3

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Redwood Mortgage Corporation, General Partner, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

___________________________

Michael R. Burwell, President,

Redwood Mortgage Corporation,

General Partner

March 30, 2007