Form 10-Q
period 2007-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2007-05-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)
(in thousands)

ASSETS

	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$14,454	$18,096

Loans
Loans, secured by deeds of trust	268,302	261,097
Allowance for loan losses	(2,559)	(2,786)
Net loans	265,743	258,311

Interest and other receivables
Accrued interest and late fees	4,050	3,384
Advances on loans	4	96
Total interest and other receivables	4,054	3,480

Loan origination fees, net	78	104

Real estate held for sale, net of allowance of $2,348
for March 31, 2007 and December 31, 2006	28,035	25,231
Total other assets	28,113	25,335

Total assets	$312,364	$305,222

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2007	2006
Liabilities
Line of credit	$28,700	$30,700
Accounts payable	52	76
Payable to affiliate	549	481
Accrued liabilities	344	—
Note payable	500	—
Total liabilities	30,145	31,257

Minority interest	3,035	3,017
Investors in applicant status	971	557

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,745 and $1,743 for March 31, 2007 and
December 31, 2006, respectively; and Formation Loan receivable of $12,727 and $12,693 for March 31, 2007 and December 31, 2006,
respectively	277,977	270,160

General partners’ capital, net of unallocated syndication costs of $18
and $17 for March 31, 2007 and December 31, 2006, respectively	236	231

Total partners’ capital	278,213	270,391

Total liabilities and partners’ capital	$312,364	$305,222

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (unaudited)
(in thousands, except for per limited partner amounts)

	2007	2006
Revenues
Interest on loans	$6,810	$6,422
Interest-bank	24	12
Late fees	93	67
Imputed interest on Formation Loan	159	98
Other	12	60
	7,098	6,659
Expenses
Mortgage servicing fees	659	571
Interest expense	512	515
Amortization of loan origination fees	26	18
Provisions for losses on loans and real estate held
for sale	133	573
Asset management fees	267	228
Clerical costs through Redwood Mortgage Corp.	83	82
Professional services	75	71
Amortization of discount on imputed interest	159	98
Other	44	91
	1,958	2,247
Net income	$5,140	$4,412

Net income: general partners (1%)	$51	$44
limited partners (99%)	5,089	4,368
	$5,140	$4,412
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$17.42	$17.26

-where partner receives income in monthly
distributions	$17.32	$17.16

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (unaudited)
(in thousands)

	2007	2006
Cash flows from operating activities
Net income	$5,140	$4,412
Adjustments to reconcile net income to net cash
provided by operating activities
Imputed interest income	(159)	(98)
Amortization of discount	159	98
Amortization of loan origination fees	26	18
Provision for loan and real estate losses	133	573
Change in operating assets and liabilities
Accrued interest and late fees	(1,089)	(126)
Advances on loans	40	60)
Accounts payable	(24)	7
Payable to affiliate	68	(28)
Other liabilities	—	(7)
Net cash provided by operating activities	4,294	4,909

Cash flows from investing activities
Loans originated	(35,580)	(68,609)
Principal collected on loans	26,694	13,934
Payments for development of real estate	(164)	(117)
Net cash used in investing activities	(9,050)	(54,792)

Cash flows from financing activities
Borrowings (payments) on line of credit, net	(2,000)	18,000
Contributions by partner applicants	6,200	10,178
Partners’ withdrawals	(2,939)	(2,089)
Syndication costs paid	(98)	(104)
Formation Loan lending	(444)	(746)
Formation Loan collections	377	1,112
Increase in minority interest	18	30
Net cash provided by financing activities	1,114	26,381

Net decrease in cash and cash equivalents	(3,642)	(23,502)

Cash and cash equivalents – beginning of period	18,096	28,853

Cash and cash equivalents – end of period	14,454	5,351

Supplemental disclosures of cash flow information
Cash paid for interest	$512	$515

The accompanying notes are an integral part of these consolidated financial statements.

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate owned properties of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,320,000 in loans receivable, $399,000 in accrued interest, $52,000 in advances and $25,000 in late charge receivables.  In addition, the partnership sold a defaulted loan to a third party in return for cash.  As a result, $360,000 was written off, which resulted in a decrease in loans receivable and a decrease in allowance for loan loss reserve.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to March 31, 2007 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$53,227	$253,040

Formation Loan made	1,075	2,272	2,218	3,777	5,661	4,006	19,009
Discount on imputed
interest	—	(146)	(162)	(341)	(1,283)	(1,391)	(3,323)

Formation Loan made,
net	1,075	2,126	2,056	3,436	4,378	2,615	15,686
Repayments to date	(991)	(1,442)	(980)	(1,276)	(1,008)	(177)	(5,874)
Early withdrawal
penalties applied	(84)	(135)	(100)	(39)	(49)	—	(407)

Formation Loan, net
at March 31, 2007	—	549	976	2,121	3,321	2,438	9,405
Unamortized discount
on imputed interest	—	146	162	341	1,283	1,391	3,323

Balance
March 31, 2007	$—	$695	$1,138	$2,462	$4,604	$3,829	$12,728

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.5%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended March 31, 2007 and 2006, amortization expense of $159,000 and $98,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through March 31, 2007, syndication costs of $4,361,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$4,361
Early withdrawal penalties applied	(137)
Allocated to date	(2,461)

March 31, 2007 balance	$1,763

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of March 31, 2007 the sixth offering had incurred syndication costs of $1,103,000 (2.10% of contributions). Syndication costs are typically higher in the early stages of an offering.

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

Loans secured by deeds of trust

At March 31, 2007 and December 31, 2006, the partnership had thirteen and seven loans past due 90 days or more in regularly scheduled monthly payment (“90 Day Past Due Loans”) totaling $38,490,000 and $5,519,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

Most of the partnership loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal and interest is due at the maturity date.  Borrowers occasionally are not able to pay the full amount due at the maturity date.  The partnership may allow these borrowers to continue making the previously regularly scheduled monthly payments for periods of time to assist the borrower in meeting the balloon payment obligation.  These loans for which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are called “Past Maturity Loans”.  At March 31, 2007 and December 31, 2006, the partnership had five and seven loans totaling $21,404,000 and $28,706,000, respectively, which were Past Maturity Loans.  Some of the Past Maturity Loans are also categorized and included in the totals of the 90 Day Past Due Loans when they are both past their maturity date and they are more than 90 days late on regularly scheduled monthly payments.  The total combined number of 90 Day Past Due Loans and Past Maturity Loans at March 31, 2007 and December 31, 2006 was thirteen and ten, totaling $38,490,000 and $30,055,000, respectively.  Accrued interest, advances and late charge receivables on these loans totaled $1,739,000 and $1,568,000 as of March 31, 2007 and December 31, 2006, respectively.  The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the partnership and the partnership is still accruing interest on these loans.  At March 31, 2007 and December 31, 2006 there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2007 and December 31, 2006 was as follows (in thousands):

		Percent		Percent
	March 31,	to total	December 31,	to total
	2007	loans	2006	loans
Real estate mortgage
Single-family (1-4 units)	$1,506	72.49%	$1,673	73.10%
Apartments	197	6.29%	160	5.71%
Commercial	790	20.45%	887	20.40%
Land	66	0.77%	66	0.79%
	$2,559	100.00%	$2,786	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2007 and for the year ended December 31, 2006 was as follows (in thousands):

	March 31,	December 31,
	2007	2006
Balance at beginning of period	$2,786	$3,138

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	—	(112)
Apartments	—	—
Commercial	(360)	(15)
Land	—	—
	(360)	(127)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(360)	(127)
Additions charged to operations	133	927
Transfer to real estate held for sale reserve	—	(1,152)

Balance at end of period	$2,559	$2,786

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.14%	0.05%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

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
MARCH 31, 2007 (unaudited)

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

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually), which is the partnership’s total assets less its total liabilities.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Costs of properties	$30,383	$27,579
Reduction in value	(2,348)	(2,348)

Real estate held for sale, net	$28,035	$25,231

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

In September 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At March 31, 2007 and December 31, 2006, the partnership’s total investment in this property was $1,766,000 and $1,759,000, respectively, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure. At the time the partnership took ownership of the property the partnership’s investment totaled $4,377,000 including accrued interest and advances.   During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the net realizable value of the property.  During the third quarter of 2006, the partnership sold one of the three parcels at a loss of approximately $73,000, for which a reserve had been previously established.  At March 31, 2007 and December 31, 2006 the partnership’s investment in this property was $3,222,000, net of a valuation allowance of $417,000.

During 2005, the partnership acquired land through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,359,000 including accrued interest and advances. The property was subsequently sold for a total of $1,542,000 and the partnership recognized a gain on sale of real estate in the amount of $183,000.

During 2006, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $6,028,000.  As of March 31, 2007 and December 31, 2006, approximately $165,000 and $111,000, respectively, in costs related to the development of this property have been capitalized.  As of March 31, 2007 and December 31, 2006, the partnership’s investment in this property totaled $5,274,000 and $5,220,000, respectively, net of a valuation allowance of $919,000.

Russian

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”). Russian was formed by the partnership to complete the development and sale of the property. The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were expensed. At each of March 31, 2007 and December 31, 2006 the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

Larkin

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments. The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership. As of March 31, 2007, approximately $967,000 in costs related to the development of this property have been capitalized.  The partnership pursued efforts to recover funds from the guarantors of the original loan and during the third quarter of 2006 obtained $431,000, representing the partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the partnership’s investment and as of March 31, 2007, the partnership’s investment, together with the other affiliated partnerships, totaled $11,131,000.

Borrette

In February 2007, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $2,640,000 including accrued interest, late charges, advances and the balance owed to the senior lien holder, including accrued charges.  A single asset entity named Borrette Property Company, LLC (“Borrette”) holds title to the property.  The partnership beneficially owns 100% of the membership interests in Borrette.  As of March 31, 2007 the partnership has spent approximately $35,000 for development work on the property.  As of March 31, 2007, the partnership’s total investment in Borrette was $2,674,000.

NOTE 5 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement.  The line of credit matures on November 15, 2008, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio.  The outstanding balances were $28,700,000 and $30,700,000 at March 31, 2007 and December 31, 2006, respectively.  The interest rate was 7.75% at each of March 31, 2007 and December 31, 2006.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at March 31, 2007 and December 31, 2006.

NOTE 6 – NOTE PAYABLE

The partnership took title to the Borrette property subject to an existing loan in the principal amount of $500,000 secured by a senior deed of trust.  The loan is past maturity and due in full; however, the partnership has negotiated a forbearance agreement with the note holder to extend the time to repay this obligation.  The senior mortgage calls for a balloon payment of principal and interest due April 30, 2007, as extended by the forbearance agreement.  Management is in discussions with regard to possible further extension or modification of the terms of this note.  The note rate of this indebtedness is 12.50% and monthly payments of interest only are $5,208.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans carrying value was $268,302,000 and $261,097,000 at March 31, 2007 and December 31, 2006, respectively. The fair value of these loans of $269,615,000 and $261,692,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

Loans are secured by recorded deeds of trust. At March 31, 2007 and December 31, 2006 there were 108 and 103 secured loans outstanding, respectively, with the following characteristics:

	March 31,	December 31,
	2007	2006
Number of secured loans outstanding	108	103
Total secured loans outstanding	$268,302	$261,097

Average secured loan outstanding	$2,484	$2,487
Average secured loan as percent of total secured loans	0.93%	0.95%
Average secured loan as percent of partners’ capital	0.89%	0.92%

Largest secured loan outstanding	$32,375	$32,156
Largest secured loan as percent of total secured loans	12.07%	12.32%
Largest secured loan as percent of partners’ capital	11.64%	11.89%
Largest secured loan as percent of total assets	10.36%	10.54%

Number of counties where security is located (all California)	28	26

Largest percentage of secured loans in one county	21.61%	17.69%

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was
consummated	66.32%	65.95%

Number of secured loans in foreclosure status	—	2
Amount of secured loans in foreclosure	$—	$2,108

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

The following secured loan categories were held at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

First Trust Deeds	$116,415	$125,061
Second Trust Deeds	146,468	133,623
Third Trust Deeds	5,419	2,413
Total loans	268,302	261,097
Prior liens due other lenders at time of loan	373,045	329,554

Total debt	$641,347	$590,651

Appraised property value at time of loan	$966,998	$895,621

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	66.32%	65.95%

Secured loans by type of property
Single-family (1-4 units)	$194,493	$190,859
Apartments	16,874	14,914
Commercial	54,873	53,262
Land	2,062	2,062

	$268,302	$261,097

The interest rates on the loans range from 7.00% to 13.00% at March 31, 2007 and December 31, 2006. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of March 31, 2007 are as follows:

Amount

Prior to December 31, 2007	$104,382
Between January 1, 2008 and December 31, 2008	103,307
Between January 1, 2009 and December 31, 2009	34,484
Between January 1, 2010 and December 31, 2010	11,769
Between January 1, 2011 and December 31, 2011	7,623
Thereafter	6,737

$268,302

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The scheduled maturities for 2007 include five past maturity loans totaling $21,404,000, and representing 7.98% of the portfolio at March 31, 2007.  Interest payments on all of these loans were categorized as 90 days or more past due.  Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.  None of the past maturity loans are in foreclosure as of March 31, 2007.

At times the partnership’s cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2007 there were $11,869,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash, and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership was not obligated to fund additional money on these loans as of March 31, 2007. There were no loans in workout agreements as of March 31, 2007.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2007 the partnership owned seven real estate properties, which were taken back from defaulted borrowers.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, trends in the California real estate market moving towards normalcy, estimates as to the allowance for loan losses and the valuation of real estate held for sale, anticipated loan fundings, estimates of future limited partner withdrawals, additional foreclosures in 2007 and their effects on liquidity, the partnership’s plans to develop certain properties, and recovering certain values for properties through sale. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, unexpected shortfalls in cash flow required to develop certain properties, and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $852,000 and $1,858,000 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees were $659,000 and $571,000 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners were $267,000 and $228,000 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $18,000 and $13,000 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $51,000 and $44,000 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Operating Expenses   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $83,000 and $82,000 for the three month periods ended March 31, 2007 and 2006, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2007 and December 31, 2006, a general partner, Gymno Corporation, had contributed $253,000 and $223,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations – For the three months ended March 31, 2007 and 2006

Changes in the partnership’s operating results for the three month periods ended March 31, 2007 versus 2006 are discussed below:

Changes during the three months ended March 31, 2007 versus 2006
Net income	$728,000
Revenue
Interest on loans	388,000
Interest – interest-bearing accounts	12,000
Late fees	26,000
Imputed interest on Formation Loan	61,000
Other	(48,000)
$439,000

Expenses
Mortgage servicing fees	88,000
Interest expense	(3,000)
Amortization of loan origination fees	8,000
Provision for losses on loans and real estate
held for sale	(440,000)
Asset management fees	39,000
Clerical costs through Redwood Mortgage Corp.	1,000
Professional services	4,000
Amortization of discount on imputed interest	61,000
Other	(47,000)
$(289,000)

Net income	$728,000

The secured loan portfolio balance remained relatively unchanged from $268,675,000 as of March 31, 2006 to $268,302,000 as of March 31, 2007.  However, the increase in interest on loans of $388,000 (6.04%) for the three month period ended March 31, 2007 as compared to the same period in 2006, was due primarily to the increased size of the partnership average secured loan portfolio of $269,244,000 at March 31, 2007 as compared to an average balance of $246,961,000 at March 31, 2006.  The increase was also due to a higher average portfolio interest rate of 9.76% at March 31, 2007 as compared to 9.67% at March 31, 2006.  The increase was partially offset by a reduction in the collection of interest enhancements and interest rate provisions due upon repayment of our loans.  For the three month periods ended March 31, 2007 and 2006 interest enhancements and additional interest income totaled $239,000 and $318,000, respectively.

The increase in interest from interest-bearing accounts of $12,000 (100%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to a larger average monthly deposit of $3,636,000 for the three months ended March 31, 2007, as compared to an average monthly deposit of $3,137,000 for the same period in 2006.  In addition, the interest rate averaged 2.69% for the current quarter versus an average interest rate of 1.47% for the same period in 2006.

The increase in late fee income of $26,000 (38.81%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to an overall increase in loans past maturity and/or delinquent 90 days or more in interest payments.  There were thirteen such loans totaling $38,490,000 as of March 31, 2007 as compared to nine loans totaling $22,999,000 as of March 31, 2006.

The decrease in other income of $48,000 (80%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to a decrease in miscellaneous income that the partnership generates from other sources of $7,000 and a decrease in the sale of certain partnership units of $41,000 for the three month period ended March 31, 2007 as compared to the same period in 2006. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).

The increase in mortgage servicing fees of $88,000 (15.41%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to an increase in the average size of the loan portfolio from $246,961,000 for the quarter ended March 31, 2006 to an average portfolio size of $269,224,000 for the quarter ended March 31, 2007.

The decrease in interest expense of $3,000 (0.58%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to a decrease in the weighted average borrowing of $24,824,000 for the three month period ended March 31, 2007 as compared to a weighted average borrowing of $30,178,000 in the same period of 2006.  Interest expense on the line of credit is tied to the bank’s prime rate.  This decrease was partially offset by an increase in the weighted average borrowing rate.  The weighted average rate for the three month period ended March 31, 2007 was 8.25% while the weighted average rate for the corresponding period of 2006 was 6.82%.

The increase in amortization of loan origination fees of $8,000 (44.44%) during the three month period ended March 31, 2007 as compared to the same period in 2006 was due to increased fees for an extension of the maturity date on the credit line.

The decrease in the provision for losses on loans and real estate held for sale of $440,000 (76.79%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to management’s determination that accumulated reserves totaling $4,906,000 against loan losses and real estate held for sale as of March 31, 2007 compared to $4,699,000 as of March 31, 2006 was adequate.  Secured loan portfolio balances remained relatively unchanged from $268,675,000 as of March 31, 2006 to $268,302,000 as of March 31, 2007.

The increase in the asset management fees of $39,000 (17.11%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to an increase in the limited partners’ capital under management to $277,977,000 at March 31, 2007 from $240,149,000 at March 31, 2006.

The increase in professional fees of $4,000 (5.63%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to increased fees and the timing of professional services and costs associated with the various partnership regulatory filings, and the annual audit.  The increase in professional services includes both the general accounting and attorney costs.  We anticipate the cost of professional services during 2007 will increase due to the partnership initiating additional compliance work in accordance with the Sarbanes-Oxley Act of 2002.

The increase in amortization of discount on imputed interest of $61,000 (62.24%) for the three month period ended March 31, 2007 as compared to the same period in 2006, was primarily due to increases in the Formation Loan from the sale of additional limited partnership investments.

The decrease in other expenses of $47,000 (51.65%) for the three month period ended March 31, 2007 as compared to the same period in 2006, was primarily due to a decrease in miscellaneous expense of $50,000 and a decrease in upkeep costs on properties owned by the partnership of $8,000.  These decreases were partially offset by increases in subscription interest while new funds from limited partners awaited entry into the partnership, postage and printing costs totaling $11,000.

At March 31, 2007, there were no loans outstanding with a filed notice of default as compared to the two loans totaling $7,245,000 or 2.70% of outstanding secured loans that existed at March 31, 2006. Foreclosures are not an unusual occurrence in the segment of the lending industry in which we operate.

The general partners received mortgage brokerage commissions from loan borrowers of $852,000 and $1,858,000 for the three month periods ended March 31, 2007 and 2006, respectively. Through the first quarter of 2007 the partnership funded $35,580,000 in loans and earned $852,000 in mortgage brokerage commissions for the general partners as compared to $68,609,000 in loans and $1,858,000 in commissions for the same period in 2006.  The decrease is due to a lesser amount of loans being funded during the three month period ended March 31, 2007 as compared to the same period in 2006.  In spite of the lower volume funded during the first quarter of 2007, anticipated loan fundings for the remaining three quarters of 2007 appears sufficient to allow the partnership to stay fully invested.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security. As of March 31, 2007, the partnership had thirteen loans past due 90 days or more on interest payments and/or past maturity, totaling $38,490,000. As of March 31, 2007 there were no filed notices of default.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of March 31, 2007 the partnership had no loans with workout agreements.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  At March 31, 2007 the partnership did not have any pending foreclosures.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  In 2007, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year.  We may take back additional real estate through the foreclosure process in 2007.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on our results of operations or liquidity.  As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $4,906,000 through March 31, 2007.  These provisions for losses were made to protect against collection losses.  The total cumulative provision for losses as of March 31, 2007 is considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW– For the three months ended March 31, 2007 and 2006

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of March 31, 2007 and 2006 the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma and Marin) represented $159,370,000 (59.40%) and $156,639,000 (58.30%) of the outstanding secured loan portfolio.  An additional $49,824,000 (18.57%) and $56,816,000 (21.15%) were in counties adjacent to the San Francisco Bay Area, totaling, with the loans in the nine San Francisco Bay Area counties, $209,194,000 (77.97%) and $213,455,000 (79.45%).  The remainder of the portfolio represented loans secured primarily by Northern California real estate.

As of March 31, 2007 and 2006 the partnership held 108 and 103 secured loans, respectively, in the following categories (in thousands):

	March 31,
	2007		2006
Single family homes (1-4 units)	$194,493	72.49%	$169,196	62.97%
Commercial	54,873	20.45%	68,520	25.50%
Apartments (5+ units)	16,874	6.29%	17,996	6.70%
Land	2,062	0.77%	12,963	4.83%

Total	$268,302	100.00%	$268,675	100.00%

As of March 31, 2007, the partnership held 108 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of March 31, 2007.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of March 31, 2007 (in thousands)

	# of Secured Loans	Amount	Percent
1st Mortgages	52	$116,415	43.39%
2nd Mortgages	51	146,468	54.59%
3rd Mortgages	5	5,419	2.02%
Total	108	$268,302	100.00%

Maturing prior to 12/31/07	31	$104,382	38.90%
Maturing between 01/01/08 and 12/31/08	20	103,307	38.51%
Maturing between 01/01/09 and 12/31/09	17	34,484	12.85%
Maturing after 12/31/09	40	26,129	9.74%
Total	108	$268,302	100.00%

Average secured loan as a % of secured loan portfolio		$2,484	0.93%
Largest secured loan as a % of secured loan portfolio		32,375	12.07%
Smallest secured loan as a % of secured loan portfolio		66	0.02%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			66.32%
Largest secured loan as a percent of partnership assets		32,375	10.36%

Liquidity and Capital Resources.

Partnership capital continued to increase during the three month period ended March 31, 2007.  The partnership received new limited partner capital contributions of $6,189,000 for the three month period ended March 31, 2007 as compared to $10,165,000 for the three month period ended March 31, 2006.  Retained earnings of limited partners that have chosen to compound earnings were $3,121,000 for the three month period ended March 31, 2007, as compared to $2,720,000 for the three month period ended March 31, 2006.  The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $268,302,000 at March 31, 2007, as compared to $268,675,000 at March 31, 2006.

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

During the three month periods ended March 31, 2007 and 2006, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended March 31,
	2007	2006
Compounding	$3,121,000	$2,720,000
Distributing	$1,882,000	$1,565,000

As of March 31, 2007 and 2006 limited partners electing to receive cash distributions of earnings represented 39% and 38%, respectively, of the limited partners’ outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for many limited partners has yet to expire, as of March 31, 2007, many limited partners may not have yet opted for such liquidation. Earnings and capital liquidations including early withdrawals during the three month period ended March 31, 2007 and 2006 were:

	Three months ended March 31,
	2007	2006
Cash distributions	$1,882,000	$1,565,000
Capital liquidation*	$1,047,000	$491,000

Total	$2,929,000	$2,056,000

* These amounts represent gross of early withdrawal penalties.

Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties. During the three month periods ended March 31, 2007 and 2006, capital liquidated subject to the 10% penalty for early withdrawal was:

Three months ended March 31,
2007	2006
$415,000	$119,000

These liquidated amounts are included in the total earnings and capital liquidations reported above and represent 0.15% and 0.05% for the three months ended March 31, 2007 and 2006, respectively, of the limited partners’ ending capital as of the end of the respective periods. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

During 2006 and through the first quarter of 2007, the United States economy as a whole preformed well, although there has been a noticeable deceleration in growth.  Gross Domestic Product increased at a 1.3% rate for the first quarter of 2007 as compared to a 2.5% rate for the fourth quarter of 2006 and 3.4% for the year 2006.  The positive GDP increases are healthy overall but indicate a slowing economy.  Unemployment continued to remain low during the first quarter of 2007 at a rate of 4.9% for the United States, a rate of 5.2% for California and a rate of 4.2% for the city of San Francisco.  The Federal Reserve Board left the Federal Funds Rate unchanged at 5.25% at its April, 2007 meeting and for its previous six consecutive meetings.  The 10-year treasury bonds continued to trade in a narrow margin during the first quarter of 2007 at around 4.7%.  This has helped 30 year fixed rate mortgages to remain consistent during the first quarter at approximately 6.2%.

The partnership makes loans primarily in Northern California.  As such the regional real estate market is of primary concern to the partnership.  As of March 31, 2007 and 2006, approximately 59.40% ($159,370,000) and 58.30% ($156,639,000), respectively, of the loans held by the partnership were in the nine San Francisco Bay Area Counties.  As of March 31, 2007 and 2006, an additional 18.57% ($49,824,000) and 21.15% ($56,816,000), respectively, of loans were in counties adjacent to the nine San Francisco Bay Area Counties, totaling, with the loans in the nine San Francisco Bay Area counties, 77.97% and 79.45% of loans in the nine San Francisco Bay Area counties and adjacent counties, respectively.  The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the first quarter of 2007.  According to Dataquick, the median price of a California home in March, 2007 was $484,000 a new record up 3% from the median price of $470,000 in March of 2006.  The total sales volumes (the number of homes sold) has been declining.  During March, 2007 the sales volume was 27.5% less than March, 2006.  The slow down in the number of homes sold has not significantly impacted residential sales prices.  Mortgage interest rates for both fixed and adjustable rate loans have been relatively stable leaving residential affordability similar to 2006.  The stable and slowly appreciating residential real estate price environment is comforting to the partnership as appraised values for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to make value opinions.

Commercial properties continued their strong performance in the San Francisco Bay Area.  Vacancy in office properties was 8.6% for the first quarter of 2007 and rents increased 9.7% to over $40 per square foot for Class A properties.  All other regions of the San Francisco Bay Area exhibited similar improved results from 2006.  A strong commercial market indicates strong job and economic growth, which is good for commercial property values and for the lenders who secure loans on commercial properties.

For partnership loans outstanding as of March 31, 2007, the partnership had an average loan-to-value ratio of 66.32%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management believes that this low loan-to-value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they occur.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of March 31, 2007 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$28,700	$—	$19,933	$8,767
Construction loans	929	929	—	—
Term loans	500	500	—	—
Rehabilitation loans	10,940	10,940	—	—

Total	$41,069	$12,369	$19,933	$8,767

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of March 31, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$12,543						$12,543
Average interest rate	2.75%						2.75%
Loans secured by deeds
of trust	$104,382	103,307	34,484	11,769	7,623	6,737	$268,302
Average interest rate	9.81%	9.85%	10.20%	9.77%	9.39%	9.46%	9.86%
Interest bearing liabilities:
Line of credit		$798	9,567	9,568	8,767		$28,700
Average interest rate	8.25%						8.25%
Term loan	$500						$500
Average interest rate	12.50%						12.50%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of March 31, 2007, thirteen loans totaling $38,490,000 were delinquent over 90 days on interest payments.  This includes five matured loans totaling $21,404,000. As of March 31, 2007 the general partners have determined that the allowance for loan losses and real estate held for sale of $4,906,000 (1.76% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2007, there were ten such loans.  These loans include either ground up construction of buildings and/or loans for rehabilitation of existing structures.  Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of March 31, 2007, is set forth below:

	Complete Construction	Rehabilitation
Disbursed funds	$5,866,000	$57,666,000
Undisbursed funds	$929,000	$10,940,000
	$6,795,000	$68,606,000

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of March 31, 2007, the partnership had commitments for Construction Loans totaling $6,795,000, of which $5,866,000 had been disbursed and $929,000 remains to be disbursed.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units are then sold to new users, and the sales proceeds are used to repay the partnership’s loans.  These loans are referred to by management as “Rehabilitation Loans”. As of March 31, 2007 the partnership had commitments for Rehabilitation Loans totaling $68,606,000, of which $57,666,000 had been disbursed and $10,940,000 remains to be disbursed.  While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Part I – Item 4. CONTROLS AND PROCEDURES

As of March 31, 2007, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15. There were no changes in the partnership’s internal control over financial reporting during the partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2007

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
May 15, 2007

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
May 15, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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
May 15, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

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
May 15, 2007