Form 10-Q
period 2007-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2007-08-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)
(in thousands)

ASSETS

	June 30,	December 31,
	2007	2006
Cash and cash equivalents	$14,740	$18,096

Loans
Loans, secured by deeds of trust	287,032	261,097
Allowance for loan losses	(2,918)	(2,786)
Net loans	284,114	258,311

Interest and other receivables
Accrued interest and late fees	4,145	3,384
Advances on loans	71	96
Total interest and other receivables	4,216	3,480

Loan origination fees, net	52	104
Prepaid expenses	45	—
Real estate held for sale, net of allowance of $1,417
for June 30, 2007 and December 31, 2006	22,983	25,231
Total other assets	23,080	25,335

Total assets	$326,150	$305,222

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2007	2006
Liabilities
Line of credit	$30,950	$30,700
Accounts payable	4	76
Payable to affiliate	516	481
Accrued liabilities	345	—
Note payable	500	—
Total liabilities	32,315	31,257

Minority interest	3,069	3,017
Investors in applicant status	281	557

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,787 and $1,743 for June 30, 2007 and
December 31, 2006, respectively; and Formation Loan receivable of $13,091 and $12,693 for June 30, 2007 and December 31, 2006,
respectively	290,240	270,160

General partners’ capital, net of unallocated syndication costs of $18
and $17 for June 30, 2007 and December 31, 2006, respectively	245	231

Total partners’ capital	290,485	270,391

Total liabilities and partners’ capital	$326,150	$305,222

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (unaudited)
(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Revenues
Interest on loans	$6,950	$6,801	$13,759	$13,223
Interest-bank	17	10	42	22
Late fees	55	69	148	136
Imputed interest on Formation Loan	171	98	330	196
Other	7	19	19	79
	7,200	6,997	14,298	13,656
Expenses
Mortgage servicing fees	652	645	1,311	1,216
Interest expense	464	830	976	1,345
Amortization of loan origination fees	26	25	52	43
Provisions for losses on loans and real estate held
for sale	35	281	168	854
Asset management fees	280	243	546	471
Clerical costs through Redwood Mortgage Corp.	83	82	166	164
Professional services	89	80	164	151
Amortization of discount on imputed interest	171	98	330	196
Other	81	87	125	178
	1,881	2,371	3,838	4,618
Net income	$5,319	$4,626	$10,460	$9,038

Net income: general partners (1%)	$53	$46	$105	$90
limited partners (99%)	5,266	4,580	10,355	8,948
	$5,319	$4,626	$10,460	$9,038
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$17	$17	$35	$35

-where partner receives income in monthly
distributions	$17	$17	$35	$35

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (unaudited)
(in thousands)

	2007	2006
Cash flows from operating activities
Net income	$10,460	$9,038
Adjustments to reconcile net income to net cash provided by operating activities
Imputed interest income	(330)	(196)
Amortization of discount	330	196
Amortization of loan origination fees	52	43
Provision for loan and real estate losses	168	854
Change in operating assets and liabilities
Accrued interest and late fees	(1,189)	(819)
Advances on loans	(28)	46
Loan origination fees	—	(20)
Prepaid expenses	(45)	—
Accounts payable	(72)	(7)
Payable to affiliate	35	6
Other liabilities	—	64
Net cash provided by operating activities	9,381	9,205
Cash flows from investing activities
Loans originated	(76,768)	(114,321)
Principal collected on loans	49,153	64,194
Payments for development of real estate	(462)	(232)
Proceeds from disposition of real estate	5,680	—
Net cash used in investing activities	(22,397)	(50,359)
Cash flows from financing activities
Borrowings (payments) on line of credit, net	250	5,000
Contributions by partner applicants	15,756	20,432
Partners’ withdrawals	(5,723)	(4,514)
Syndication costs paid	(232)	(190)
Formation Loan lending	(1,217)	(1,549)
Formation Loan collections	774	1,112
Increase in minority interest	52	56
Net cash provided by financing activities	9,660	20,347
Net decrease in cash and cash equivalents	(3,356)	(20,807)
Cash and cash equivalents – beginning of period	18,096	28,853
Cash and cash equivalents – end of period	14,740	8,046
Supplemental disclosures of cash flow information
Cash paid for interest	$976	$1,345

The accompanying notes are an integral part of these consolidated financial statements.

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held for sale of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,320,000 in loans receivable, $399,000 in accrued interest, $52,000 in advances and $25,000 in late charge receivables.  In addition, the partnership sold a defaulted loan to a third party in return for cash.  As a result, $360,000 was written off, which resulted in a decrease in loans receivable and a decrease in the allowance for loan loss reserve.

During the second quarter of 2007 the partnership sold one property held as real estate held for sale and sustained a loss of $602,000, which resulted in a decrease in real estate held for sale receivables and a decrease in the real estate held for sale allowance.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to June 30, 2007 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$62,767	$262,580

Formation Loan made	1,075	2,272	2,218	3,777	5,661	4,779	19,782
Discount on imputed
interest	—	(132)	(149)	(318)	(1,222)	(1,353)	(3,174)

Formation Loan made,
net	1,075	2,140	2,069	3,459	4,439	3,426	16,608
Repayments to date	(991)	(1,490)	(1,027)	(1,365)	(1,135)	(264)	(6,272)
Early withdrawal
penalties applied	(84)	(137)	(102)	(42)	(54)	—	(419)

Formation Loan, net
at June 30, 2007	—	513	940	2,052	3,250	3,162	9,917
Unamortized discount
on imputed interest	—	132	149	318	1,222	1,353	3,174

Balance
June 30, 2007	$—	$645	$1,089	$2,370	$4,472	$4,515	$13,091

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close.  An estimated amount of imputed interest was recorded for the offerings still outstanding.  During the six month periods ended June 30, 2007 and 2006, amortization expense of $330,000 and $196,000, respectively, was recorded related to the discount on the imputed interest.  For the three month periods ended June 30, 2007 and 2006, amortization expense of $171,000 and $98,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through June 30, 2007, syndication costs of $4,495,000 had been incurred by the partnership for the current sixth offering and the previous five offerings with the following distribution (in thousands):

Costs incurred	$4,495
Early withdrawal penalties applied	(140)
Allocated to date	(2,550)

June 30, 2007 balance	$1,805

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005.  Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners.  As of June 30, 2007, the sixth offering had incurred syndication costs of $1,237,000 (1.97% of contributions).  Syndication costs are typically higher in the early stages of an offering.

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

Loans secured by deeds of trust

At June 30, 2007 and December 31, 2006, the partnership had eighteen and seven loans, respectively, past due 90 days or more in regularly scheduled monthly payment (“90 Day Past Due Loans”) totaling $25,873,000 and $5,519,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

Most of the partnership loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal and interest is due at the maturity date.  Borrowers occasionally are not able to pay the full amount due at the maturity date.  The partnership may allow these borrowers to continue making the previously regularly scheduled monthly payments for periods of time to assist the borrower in meeting the balloon payment obligation.  These loans for which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are called “Past Maturity Loans”.  At June 30, 2007 and December 31, 2006, the partnership had ten loans totaling $30,542,000 and seven loans totaling $28,706,000, respectively, which were Past Maturity Loans.  Some of the Past Maturity Loans are also categorized and included in the totals of the 90 Day Past Due Loans when they are both past their maturity date and they are more than 90 days late on regularly scheduled monthly payments.  The total combined number of 90 Day Past Due Loans and Past Maturity Loans at June 30, 2007 and December 31, 2006 was twenty-one totaling $43,621,000 and ten totaling $30,055,000, respectively.  Accrued interest, advances and late charge receivables on these loans totaled $1,042,000 and $1,568,000 as of June 30, 2007 and December 31, 2006, respectively.  The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the outstanding amount due to the partnership and the partnership is still accruing interest on these loans.  At June 30, 2007 and December 31, 2006 there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of June 30, 2007 and December 31, 2006 was as follows (in thousands):

		Percent		Percent
	June 30,	to total	December 31,	to total
	2007	loans	2006	loans
Real estate mortgage
Single-family (1-4 units)	$1,570	68.27%	$1,673	73.10%
Apartments	143	5.79%	160	5.71%
Commercial	1,123	24.94%	887	20.40%
Land	82	1.01%	66	0.79%
	$2,918	100.00%	$2,786	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2007 and for the year ended December 31, 2006 was as follows (in thousands):

	June 30,	December 31,
	2007	2006
Balance at beginning of period	$2,786	$3,138

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	—	(112)
Apartments	(5)	—
Commercial	(360)	(15)
Land	—	—
	(365)	(127)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(365)	(127)
Additions charged to operations	168	927
Transfer to real estate held for sale reserve	—	(1,152)
Transfer from real estate held for sale reserve	329	—

Balance at end of period	$2,918	$2,786

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.13%	0.05%

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the consolidated financial statements since income taxes are the obligation of the limited partners if and when income taxes apply.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses is allocated to the general partners.

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
JUNE 30, 2007 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

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

NOTE 4 – REAL ESTATE HELD FOR SALE

The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Costs of properties	$24,400	$27,579
Reduction in value	(1,417)	(2,348)

Real estate held for sale, net	$22,983	$25,231

In September 2004, the partnership acquired a single-family residence through a foreclosure sale.  At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At June 30, 2007 and December 31, 2006, the partnership’s total investment in this property was $1,800,000 and $1,759,000, respectively, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure. At the time the partnership took ownership of the property the partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the net realizable value of the property.  During the third quarter of 2006, the partnership sold one of the three parcels at a loss of approximately $73,000, for which a reserve had been previously established.  At June 30, 2007 and December 31, 2006, the partnership’s investment in this property was $3,222,000, net of a valuation allowance of $417,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

During 2006, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $6,028,000.  As of June 30, 2007 and December 31, 2006, approximately $253,000 and $111,000, respectively, in costs related to the development of this property had been capitalized.  In June, 2007, the property was sold at a loss of $602,000, which was offset against a valuation allowance of $919,000, which was allocated for this property.

Russian

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were expensed. At each of June 30, 2007 and December 31, 2006, the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

Larkin

During 2005, the partnership acquired a multi-unit property through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances.  Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”).  The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%.  No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments.  The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of June 30, 2007, approximately $1,089,000 in costs related to the development of this property have been capitalized.  The partnership pursued efforts to recover funds from the guarantors of the original loan and during the third quarter of 2006 obtained $431,000, representing the partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the partnership’s investment and as of June 30, 2007, the partnership’s investment, together with the other affiliated partnerships, totaled $11,253,000.

Borrette

In February 2007, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $2,640,000 including accrued interest, late charges, advances and the balance owed to the senior lien holder, including accrued charges.  A single asset entity named Borrette Property Company, LLC (“Borrette”) holds title to the property.  The partnership beneficially owns 100% of the membership interests in Borrette.  As of June 30, 2007, the partnership has spent approximately $89,000 for development work on the property.  As of June 30, 2007, the partnership’s total investment in Borrette was $2,729,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 5 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement.  The line of credit matures on November 15, 2008, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio.  The line of credit may be converted to a three year fully amortizing loan at its maturity.  The outstanding balances were $30,950,000 and $30,700,000 at June 30, 2007 and December 31, 2006, respectively.  The interest rate was 7.75% at each of June 30, 2007 and December 31, 2006, which was 0.50% below the bank’s prime rate of 8.25%.  The partnership may be subject to a 0.5% availability fee on specified balances in the event the average usage levels are not maintained.  During 2007 the partnership’s average usage fell below the average usage threshold and therefore the partnership was obligated to pay a 0.50% availability fee.  The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at June 30, 2007 and December 31, 2006.

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

(b)
Secured loans carrying value was $287,032,000 and $261,097,000 at June 30, 2007 and December 31, 2006, respectively.  The fair value of these loans of $288,324,000 and $261,692,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

Loans are secured by recorded deeds of trust.  At June 30, 2007 and December 31, 2006 there were 109 and 103 secured loans outstanding, respectively, with the following characteristics:

	June 30,	December 31,
	2007	2006
Number of secured loans outstanding	109	103
Total secured loans outstanding	$287,032	$261,097

Average secured loan outstanding	$2,633	$2,487
Average secured loan as percent of total secured loans	0.92%	0.95%
Average secured loan as percent of partners’ capital	0.91%	0.92%

Largest secured loan outstanding	$32,834	$32,156
Largest secured loan as percent of total secured loans	11.44%	12.32%
Largest secured loan as percent of partners’ capital	11.30%	11.89%
Largest secured loan as percent of total assets	10.07%	10.54%

Number of counties where security is located (all California)	29	26

Largest percentage of secured loans in one county	26.37%	17.69%

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was
consummated	67.11%	65.95%

Number of secured loans in foreclosure status	2	2
Amount of secured loans in foreclosure	$906	$2,108

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The following secured loan categories were held at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

First Trust Deeds	$103,173	$125,061
Second Trust Deeds	178,448	133,623
Third Trust Deeds	5,411	2,413
Total loans	287,032	261,097
Prior liens due other lenders at time of loan	405,688	329,554

Total debt	$692,720	$590,651

Appraised property value at time of loan	$1,032,204	$895,621

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	67.11%	65.95%

Secured loans by type of property
Single-family (1-4 units)	$195,948	$190,859
Apartments	16,616	14,914
Commercial	71,573	53,262
Land	2,895	2,062

	$287,032	$261,097

The interest rates on the loans range from 7.00% to 13.00% at June 30, 2007 and December 31, 2006. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of June 30, 2007 are as follows:

Amount

Prior to December 31, 2007	$93,501
Between January 1, 2008 and December 31, 2008	101,612
Between January 1, 2009 and December 31, 2009	41,922
Between January 1, 2010 and December 31, 2010	31,994
Between January 1, 2011 and December 31, 2011	6,948
Thereafter	11,055

$287,032

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The scheduled maturities for 2007 include ten Past Maturity Loans totaling $30,542,000 at June 30, 2007.  Interest payments on eight of these loans totaling $13,282,000 were categorized as 90 Day Past Due Loans.  Occasionally the partnership allows borrowers to continue to make the payments on Past Maturity Loans for periods of time.  None of the Past Maturity Loans are in foreclosure as of June 30, 2007.

At times the partnership’s cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At June 30, 2007 there were $10,553,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash, and capital contributions from investors.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout Agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership was not obligated to fund additional money on these loans as of June 30, 2007. There were two loans totaling $553,000 in workout agreements as of June 30, 2007.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At June 30, 2007, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, real estate values and other trends in the California real estate market, estimates as to the allowance for loan losses and the valuation of real estate held for sale, anticipated loan fundings, estimates of future limited partner withdrawals, additional foreclosures in 2007 and their effects on liquidity, the partnership’s plans to develop certain properties, recovering certain values for properties through sale, and beliefs relating to the minimal impact on the partnership of higher loan delinquencies in the “sub prime” lending market.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, unexpected shortfalls in cash flow required to develop certain properties, and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the partnership may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $1,763,000 and $2,834,000 for the six month periods ended June 30, 2007 and 2006, respectively, and $911,000 and $976,000 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees were $1,311,000 and $1,216,000 for the six month periods ended June 30, 2007 and 2006, respectively, and $652,000 and $645,000 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners were $546,000 and $471,000 for the six month periods ended June 30, 2007 and 2006, respectively, and $280,000 and $243,000 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $31,000 and $28,000 for the six month periods ended June 30, 2007 and 2006, respectively, and $13,000 and $15,000 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $105,000 and $90,000 for the six month periods ended June 30, 2007 and 2006, respectively, and $53,000 and $46,000 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Operating Expenses   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $166,000 and $164,000 for the six month periods ended June 30, 2007 and 2006, respectively, and $83,000 and $82,000for the three month periods ended June 30, 2007 and 2006, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of June 30, 2007 and December 31, 2006, a general partner, Gymno Corporation, had contributed $263,000 and $223,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations – For the six and three months ended June 30, 2007 and 2006

Changes in the partnership’s operating results for the six and three month periods ended June 30, 2007 versus 2006 are discussed below:

	Changes during the six months ended June 30, 2007 versus 2006	Changes during the three months ended June 30, 2007 versus 2006
Net income	$1,422,000	$693,000
Revenue
Interest on loans	$536,000	$149,000
Interest – interest-bearing accounts	20,000	7,000
Late fees	12,000	(14,000)
Imputed interest on Formation Loan	134,000	73,000
Other	(60,000)	(12,000)
	642,000	203,000

Expenses
Mortgage servicing fees	95,000	7,000
Interest expense	(369,000)	(366,000)
Amortization of loan origination fees	9,000	1,000
Provision for losses on loans and real estate
held for sale	(686,000)	(246,000)
Asset management fees	75,000	37,000
Clerical costs through Redwood Mortgage Corp.	2,000	1,000
Professional services	13,000	9,000
Amortization of discount on imputed interest	134,000	73,000
Other	(53,000)	(6,000)
	(780,000)	(490,000)

Net income	$1,422,000	$693,000

The increase in interest on loans of $536,000 (4.05%) for the six month period and $149,000 (2.19%) for the three month period ended June 30, 2007 as compared to the same periods in 2006, was due primarily to the increased size of the partnership secured loan portfolio of $287,032,000 at June 30, 2007 as compared to a loan portfolio balance of $264,127,000 at June 30, 2006.  The increase was also due to a higher average portfolio interest rate of 9.83% and 9.66% for the six month periods and 9.85% and 9.78% for the three month periods ended June 31, 2007 and 2006, respectively.  Average loan balances were $270,775,000 and $256,397,000 for the six month periods and $273,740,000 and $265,833,000 for the three month periods ended June 30, 2007 and 2006, respectively.  These increases were somewhat offset by a reduction in the collection of interest enhancements and interest rate provisions due upon repayment of our loans.  Interest enhancements and additional interest income totaled $448,000 and $885,000 for the six month periods and $208,000 and $301,000 for the three month periods ended June 30, 2007 and 2006, respectively.

The increase in interest from interest-bearing accounts of $20,000 (90.91%) for the six month period and $7,000 (70%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was due to a larger average monthly deposit of $3,262,000 and $2,891,000 for the six and three month periods ended June 30, 2007, as compared to an average monthly deposit of $2,774,000 and $2,412,000 for the same periods in 2006.

The increase in late fee income of $12,000 (8.82%) for the six month period ended June 30, 2007 as compared to the same period in 2006 was due to an overall increase in loans past maturity and/or delinquent 90 days or more in interest payments.  The decrease in late fee income of $14,000 (20.29%) for the three month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to the receipt of $17,000 from borrowers who made up their late charge dues together with their regular payments during the quarter.

The increase in imputed interest on formation loans of $134,000 (68.37%) and $73,000 (74.49%) for the six and three month periods ended June 30, 2007 as compared to the same periods in 2006 was primarily due to increases in formation loans from the sale of additional limited partnership units.

The decrease in other income of $60,000 (75.95%) for the six month period and $12,000 (63.16%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to a decrease in miscellaneous income that the partnership generated from other sources in the amount of $7,000, offset by an increase of $1,000 in such income and a decrease in the sale of certain partnership units of $53,000 and $13,000, respectively, for the six and three month periods ended June 30, 2007 as compared to the same periods in 2006.  The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor.  If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer.  This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).

The increase in mortgage servicing fees of $95,000 (7.81%) for the six month period and $7,000 (1.09%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to an increase in the average size of the loan portfolio from $256,397,000 as of June 30, 2006 to an average portfolio size of $270,775,000 as of June 30, 2007.

The decrease in interest expense of $369,000 (27.43%) for the six month period and $366,000 (44.10%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to a decrease in the weighted average borrowing of $23,661,000 for the six month period and $22,497,000 for the three month period ended June 30, 2007 as compared to a weighted average borrowing of $36,696,000 and $43,143,000 during the same periods of 2006.  Interest expense on the line of credit is tied to the bank’s prime rate.  The weighted average rate for each of the six and three month periods ended June 30, 2007 was 8.25% while the weighted average rate for the corresponding periods of 2006 was 7.292% and 7.61%, respectively.  The bank’s prime rate also increased from 7.25% as of January, 2006 to 8.25% as of June 30, 2007.

The increase in amortization of loan origination fees of 9,000 (20.93%) and $1,000 (4%) during the six and three month periods ended June 30, 2007 as compared to the same periods in 2006 was primarily due to increased fees associated with an extension of the maturity date on the credit line.

The decrease in the provision for losses on loans and real estate held for sale of $686,000 (80.33%) for the six month period and $246,000 (87.54%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to management’s determination that accumulated reserves totaling $4,335,000 against loan losses and real estate held for sale as of June 30, 2007 compared to $4,980,000 as of June 30, 2006 was adequate.

The increase in the asset management fees of $75,000 (15.92%) for the six month period and $37,000 (15.23%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to an increase in the limited partners’ capital under management to $290,240,000 at June 30, 2007 from $251,845,000 at June 30, 2006.

The increase in professional fees of $13,000 (8.61%) for the six month period and $9,000 (11.25%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to increased fees and the timing of professional services and costs associated with the various partnership regulatory filings, and the annual audit.  The increase in professional services includes both general accounting and attorney costs.  We anticipate the cost of professional services will increase during 2007 due to compliance work in accordance with the Sarbanes-Oxley Act of 2002.

The increase in amortization of discount on imputed interest of $134,000 (68.37%) for the six month period and $73,000 (74.49%) for the three month period ended June 30, 2007 as compared to the same periods in 2006, was primarily due to increases in the Formation Loan from the sale of additional limited partnership investments.

The decrease in other expenses of $53,000 (29.78%) for the six month period ended June 30, 2007 as compared to the same period in 2006, was primarily due to decreases in miscellaneous expenses of $52,000 and upkeep costs on properties owned by the partnership of $12,000.  These decreases were offset by increases in subscription interest, postage and printing costs totaling $9,000.  The decrease of $6,000 (6.90%) for the three month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to decreases in miscellaneous expenses of $2,000, printing expenses of $5,000 and upkeep costs on properties owned by the partnership of $4,000.  These decreases were partially offset by increases in subscription interest while new funds from limited partners awaited entry into the partnership totaling $5,000 and postage costs of $1,000.

At June 30, 2007, there were two outstanding loans with filed notices of default with principal balances totaling $906,000 or 0.32% of outstanding secured loans as compared to the two loans totaling $7,245,000 or 2.74% of outstanding secured loans that existed at June 30, 2006.  These foreclosures are not an unusual occurrence in the segment of the lending industry in which we operate.

The general partners received mortgage brokerage commissions from loan borrowers of $1,763,000 and $2,834,000 for the six month periods and $911,000 and $976,000 for the three month periods ended June 30, 2007 and 2006, respectively.  The decrease is due to a lesser amount of loans being funded during the six and three month periods ended June 30, 2007 ($76,768,000 and $33,941,000, respectively) as compared to the same periods in 2006 ($114,321,000 and $55,012,000, respectively).  In spite of the lower volume funded during the first half of 2007, anticipated loan fundings for the remaining half of 2007 appear sufficient to allow the partnership to stay fully invested.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security.  As of June 30, 2007, the partnership had eighteen loans past due 90 days or more on interest payments and/or past maturity, totaling $25,873,000.  In addition, three loans totaling $17,748,000 were past their maturity dates at June 30, 2007 but were current in interest payments, bringing the total 90 days past due loans and past maturity loans to forty-one loans totaling $43,621,000.  As of June 30, 2007 there were two loans totaling $906,000 with filed notices of default, which are included in the 90 Day Past Due Loans.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of June 30, 2007, the partnership had two loans totaling $553,000 with workout agreements.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  At June 30, 2007, the partnership had two pending foreclosures.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  In 2007, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year.  We may take back additional real estate through the foreclosure process in 2007.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on our results of operations or liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $4,335,000 at June 30, 2007.  These provisions for losses were made to protect against collection losses.  The total cumulative provision for losses as of June 30, 2007 is considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW– For the six months ended June 30, 2007 and 2006

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of June 30, 2007 and 2006, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma and Marin) represented $173,130,000 (60.32%) and $145,841,000 (55.22%), respectively, of the outstanding secured loan portfolio.  An additional $48,787,000 (17%) and $59,225,000 (22.42%), respectively, were in counties adjacent to the San Francisco Bay Area, totaling, together with the loans in the nine San Francisco Bay Area counties, $221,917,000 (77.31%) and $205,066,000 (77.64%), respectively.  The remainder of the portfolio represented loans secured by California real estate.

As of June 30, 2007 and 2006, the partnership held 109 and 100 secured loans, respectively, in the following categories (in thousands):

	June 30,
	2007		2006
Single family homes (1-4 units)	$195,948	68.27%	$187,570	71.02%
Commercial	71,573	24.94%	56,903	21.54%
Apartments (5+ units)	16,616	5.79%	18,197	6.89%
Land	2,895	1.01%	1,457	0.55%

Total	$287,032	100.00%	$264,127	100.00%

As of June 30, 2007, the partnership held 109 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2007.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of June 30, 2007 (in thousands)

	# of Secured Loans	Amount	Percent
1st Mortgages	51	$103,173	35.94%
2nd Mortgages	53	178,448	62.17%
3rd Mortgages	5	5,411	1.89%
Total	109	$287,032	100.00%

Maturing prior to 12/31/07	28	$93,501	32.57%
Maturing between 01/01/08 and 12/31/08	21	101,612	35.40%
Maturing between 01/01/09 and 12/31/09	18	41,922	14.61%
Maturing after 12/31/09	42	49,997	17.42%
Total	109	$287,032	100.00%

Average secured loan as a % of secured loan portfolio		$2,633	0.92%
Largest secured loan as a % of secured loan portfolio		$32,834	11.44%
Smallest secured loan as a % of secured loan portfolio		$66	0.02%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			67.11%
Largest secured loan as a percent of partnership assets		$32,834	10.07%

Liquidity and Capital Resources.

Partnership capital continued to increase during the six month period ended June 30, 2007.  The partnership received new limited partner capital contributions of $15,730,000 for the six month period ended June 30, 2007 as compared to $20,407,000 for the six month period ended June 30, 2006.  Retained earnings of limited partners that have chosen to compound earnings were $6,335,000 for the six month period ended June 30, 2007, as compared to $5,564,000 for the six month period ended June 30, 2006.  The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $287,032,000 at June 30, 2007, as compared to $264,127,000 at June 30, 2006.

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

During the six and three month periods ended June 30, 2007 and 2006, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Compounding	$6,335,000	$5,564,000	$3,216,000	$2,843,000
Distributing	$3,845,000	$3,218,000	$1,962,000	$1,654,000

As of June 30, 2007 and 2006, limited partners electing to receive cash distributions of earnings represented 38% of the limited partners’ outstanding capital accounts.  These percentages have remained relatively stable.  The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties.  Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for many limited partners has yet to expire, as of June 30, 2007, many limited partners may not have yet opted for such liquidation.  Earnings and capital liquidations including early withdrawals during the six and three month periods ended June 30, 2007 and 2006 were:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Cash distributions	$3,845,000	$3,218,000	$1,962,000	$1,654,000
Capital liquidation*	$1,831,000	$1,236,000	$784,000	$746,000

Total	$5,676,000	$4,454,000	$2,746,000	$2,400,000

* These amounts represent gross of early withdrawal penalties.

Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties.  During the six and three month periods ended June 30, 2007 and 2006, capital liquidated subject to the 10% penalty for early withdrawal was:

Six months ended June 30,		Three months ended June 30,
2007	2006	2007	2006
$554,000	$337,000	$129,000	$218,000

These liquidated amounts are included in the total earnings and capital liquidations reported above and represent 0.19% and 0.04% for the six and three months ended June 30, 2007, and 0.13% and 0.08% for the six and three months ended June 30, 2006, respectively, of the limited partners’ ending capital as of the end of the respective periods.  These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

By most indicators the United States economy continues to perform well.  Gross Domestic Product, which slowed to a 0.7% annual rate in the first quarter of 2007, rebounded and increased at a 3.4% annual rate during the second quarter of 2007.  The unemployment rate has been hovering around 4.5% for almost a full year, which many would consider to be close to full employment.  The inflation rate was 0.2% for June of 2007, which was 2.7% higher than in June of 2006; this is a relatively low rate of inflation considering the high energy costs, which have persisted due to the rising cost of oil.  Long term interest rates, represented by the 10-year treasury bonds, fluctuated during the second quarter of 2007 but stayed within an approximate 0.25% range of 4.95% during the second quarter 2007.  At August 10, 2007 they were trading at 4.78%; which is near their trading levels during the first quarter of 2007.  The Federal Reserve, in acknowledging the solid performance of the economy, left its benchmark federal funds rate unchanged at 5.25% during its August, 2007 meeting citing its view that inflation remains the most significant concern.

In spite of the solid performance of the economy, loan delinquencies for many lenders have been rising.  Of particular concern are loan delinquencies in the “sub prime” residential real estate lending arena.  Loan payment delinquencies for this category of borrower, those with low credit scores, high loan-to-values, and undocumented resources for payments, have risen to levels approximating 16%.  Many of these borrowers are dependent upon appreciation and loose underwriting standards to assist them with their ability to service their indebtedness.  As the majority of these loans were written at loan-to-values exceeding 90%, an abatement of residential real estate appreciation and a tightening of underwriting standards will cause enough financial stress amongst this category of borrowers to cause many of them to default on their obligations.  The partnership believes it is different from many sub prime lenders in that it does not make high loan-to-value loans, and does document the ability of borrowers to make the payments on their loans.  For the partnership loans outstanding as of June 30, 2007, the partnership had an average loan-to-value ratio of 67.11%, computed based on appraised value and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.

The partnership makes loans primarily in Northern California.  As such the regional real estate market is of primary concern to the partnership.  As of June 30, 2007 and 2006, approximately 60.32% ($173,130,000) and 55.22% ($145,841,000), respectively, of the loans held by the partnership were in the nine San Francisco Bay Area Counties.  As of June 30, 2007 and 2006, an additional 17% ($48,787,000) and 22.42% ($59,225,000), respectively, of loans were in counties adjacent to the nine San Francisco Bay Area Counties, totaling, with the loans in the nine San Francisco Bay Area counties, 77.31% and 77.64% of loans in the nine San Francisco Bay Area counties and adjacent counties, respectively.  The remainder of the loans held was secured by California real estate outside of the San Francisco Bay Area.

In general, California residential real estate sales slowed but prices remained similar to those that existed a year ago.  The California Association of Realtors reported that sales of single family homes were down 24.7% in June, 2007, while the median price rose 3.2% to $594,260.  Sales of condominiums dropped 19.9%, even as the median price was rising 2.9% to $442,670.  Dataquick, which uses different definitions of a home versus the California Association of Realtors, reported that the median price paid for a home in June, 2007 was $479,000 down 1% from the record high of $484,000 for March, April and May, 2007.  That median price was down 0.2% from the $480,000 median price for June, 2006.  In the San Francisco Bay Area, the median price paid for a home increased in June, 2007 to a new high of $665,000.  That was up 0.8% from $660,000 for May, 2007 and up 2.6% from $648,000 for June, 2006.  Since the majority of the partnership’s residential loans are secured by San Francisco Bay Area real estate and all of the residential loans are secured by California real estate, the continued stability of residential real estate values in California and particularly the San Francisco Bay Area, is anticipated to minimize the impact on the partnership of higher loan delinquencies in the “sub-prime” residential real estate market nationally.

Commercial properties continued their strong performance in the San Francisco Bay Area.  San Francisco’s downtown office vacancy rate dropped slightly in the second quarter to 8.5%, down a tenth of a percentage point from the first quarter, according to CB Richard Ellis.  Average rental rates in downtown San Francisco reached $38.31 per square foot annually, a 6.8% increase over the previous quarter and 25.8% above the previous year.  All other regions of the San Francisco Bay Area exhibited similar improved results from 2006.  A strong commercial market indicates strong job and economic growth, which is good for commercial property values and for the lenders who secure loans on commercial properties.

While residential real estate activity and values have certainly moderated from the sales and appreciation rates that existed during 2004 and 2005, significant price drops have not ensued.  Management believes our loan-to-value ratio of 67.11% will assist the partnership in weathering loan delinquencies and foreclosures should they occur.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of June 30, 2007 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$30,950	$—	$21,496	$9,454
Construction loans	311	311	—	—
Term loans	500	500	—	—
Rehabilitation loans	10,242	10,242	—	—

Total	$42,003	$11,053	$21,496	$9,454

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of June 30, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$13,505						$13,505
Average interest rate	2.58%						2.58%
Loans secured by deeds
of trust	$93,501	101,612	41,922	31,994	6,948	11,055	$287,032
Average interest rate	9.86%	9.89%	10.08%	9.89%	9.31%	9.57%	9.88%
Interest bearing liabilities:
Line of credit		$861	10,317	10,318	9,454		$30,950
Average interest rate	8.25%						8.25%
Term loan	$500						$500
Average interest rate	12.50%						12.50%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of June 30, 2007, eighteen loans totaling $25,873,000 were delinquent over 90 days on interest payments.  This includes seven matured loans totaling $12,794,000.  As of June 30, 2007 the general partners have determined that the allowance for loan losses and real estate held for sale of $4,335,000 (1.49% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership also makes loans requiring periodic disbursements of funds. As of June 30, 2007, there were ten such loans.  These loans include either ground up construction of buildings and/or loans for rehabilitation of existing structures.  Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of June 30, 2007, is set forth below:

	Complete Construction	Rehabilitation
Disbursed funds	$6,485,000	$65,676,000
Undisbursed funds	$311,000	$10,242,000
	$6,796,000	$75,918,000

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of June 30, 2007, the partnership had commitments for Construction Loans totaling $6,796,000, of which $6,485,000 had been disbursed and $311,000 remains to be disbursed.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units are then sold to new users, and the sales proceeds are used to repay the partnership’s loans.  These loans are referred to by management as “Rehabilitation Loans”. As of June 30, 2007 the partnership had commitments for Rehabilitation Loans totaling $75,918,000, of which $65,676,000 had been disbursed and $10,242,000 remains to be disbursed.  While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans.  There is no limit on the amount of Rehabilitation Loans the partnership may make.

Part I – Item 4. CONTROLS AND PROCEDURES

As of June 30, 2007, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15.  There were no changes in the partnership’s internal control over financial reporting during the partnership’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2007

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
August 14, 2007

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
August 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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
August 14, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

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
August 14, 2007