Form 10-Q
period 2007-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2007-11-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)
($ in thousands)

ASSETS

	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$27,698	$18,096

Loans
Loans, secured by deeds of trust	285,092	261,097
Allowance for loan losses	(3,618)	(2,786)
Net loans	281,474	258,311

Interest and other receivables
Accrued interest and late fees	4,734	3,384
Due from affiliate	667	-
Advances on loans	373	96
Total interest and other receivables	5,774	3,480

Loan origination fees, net	26	104
Real estate held for sale, net of allowance of $1,417
for September 30, 2007 and $2,348 for December 31, 2006	23,294	25,231
Total other assets	23,320	25,335
Total assets	$338,266	$305,222

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)
($ in thousands)

LIABILITIES AND PARTNERS' CAPITAL

	September 30,	December 31,
	2007	2006
Liabilities
Line of credit	$32,450	$30,700
Accounts payable	184	76
Payable to affiliate	516	481
Total liabilities	33,150	31,257
Minority interest	3,127	3,017
Investors in applicant status	566	557
Partners' capital
Limited partner's capital, subject to redemption net of unallocated syndication costs of $1,782 for September 30, 2007 and $1,743 for
December 31, 2006; and Formation Loan receivable of $13,338
for September 30, 2007 and $12,693 for December 30, 2006	301,169	270,160

General partners' capital, net of unallocated syndication costs of $18
for September 30, 2007 and $17 for December, 31, 2006	254	231
Total partners' capital	301,423	270,391
Total liabilities and partners' capital	$338,266	$305,222

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (unaudited)
($ in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenues
Interest on loans	$7,315	$6,616	$21,074	$19,839
Interest - interest bearing accounts	22	18	63	40
Late fees	74	94	221	230
Imputed interest on Formation loan	176	99	507	295
Other	33	20	53	99
Total revenues	7,620	6,847	21,918	20,503

Expenses
Mortgage servicing fees	-	630	1,310	1,845
Interest expense	480	557	1,455	1,902
Amortization of loan origination fees	26	23	78	67
Provisions for losses on loans and real estate held
for sale	755	301	924	1,155
Asset management fees	293	255	839	726
Clerical costs through Redwood Mortgage Corp.	83	82	249	246
Professional services	208	15	372	166
Amortization of discount on imputed interest	176	99	507	295
Other	47	55	172	233
Total expenses	2,068	2,017	5,906	6,635
Net income	$5,552	$4,830	$16,012	$13,868

Net income:
General partners ( 1%)	$55	$48	$160	$138
Limited partners (99%)	5,497	4,782	15,852	13,730
	$5,552	$4,830	$16,012	$13,868
Net income per $1,000 invested by limited
partners for the entire period

-where income is compounded and retained	$17	$17	$53	$53

-where partner receives income in monthly
distributions	$17	$17	$52	$52

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (unaudited)
($ in thousands)

	2007	2006
Cash flows from operating activities
Net income	$16,012	$13,868
Adjustments to reconcile net income to net cash provided by operating activities
Imputed interest income	(507)	(295)
Amortization of discount	507	295
Amortization of loan origination fees	78	67
Provision for loan and real estate losses	924	1,155
Change in operating assets and liabilities
Accrued interest and late fees	(1,818)	(36)
Advances on loans	(332)	(52)
Loan origination fees	-	(19)
Accounts payable	108	20
Due from/payable to affiliate	(633)	(62)
Other liabilities	-	72
Net cash provided by operating activities	14,339	15,013
Cash flows from investing activities
Loans originated	(94,812)	(131,328)
Principal collected on loans	69,125	92,893
Payments for development of real estate	(773)	(280)
Pay off term loan and related payables	(845)	-
Proceeds from disposition of real estate	5,680	637
Net cash used in investing activities	(21,625)	(38,078)
Cash flows from financing activities
Borrowings (payments) on line of credit, net	1,750	2,700
Contribution by partner applicants	24,824	27,355
Partners' withdrawals	(8,769)	(7,249)
Syndication costs paid	(320)	(297)
Formation loan lending	(1,874)	(2,114)
Formation loan collections	1,167	1,112
Increase/(decrease) in minority interest	110	(53)
Net cash provided by financing activities	16,888	21,454
Net decrease in cash and cash equivalents	9,602	(1,611)
Cash and cash equivalents - beginning of period	18,096	28,853
Cash and cash equivalents - end of period	$27,698	$27,242
Supplemental disclosures of cash flow information
Cash paid for interest	$1,455	$1,902

The accompanying notes are an integral part of the consolidated financial statements.

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

In the second quarter of 2007, the partnership sold one property held as real estate held for sale and sustained a loss of $602,000, which resulted in a decrease in real estate held for sale receivables and a decrease in the real estate held for sale allowance.

In the third quarter of 2007, the partnership reached a settlement of a note from a defaulted borrower.  As a result, $47,000 was written off against the allowance for loan loss reserve including:  $13,000 for the note balance, $32,000 for accrued interest and $2,000 in accrued late charges.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to September 30, 2007 ($ in thousands):

	Offerings
	1st	2nd	3rd	4th	5th	6th	Total
Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$71,823	$271,636

Formation Loan made	1,075	2,272	2,218	3,777	5,661	5,435	20,438
Discount on imputed
interest	-	(118)	(136)	(305)	(1,161)	(1,397)	(3,117)
Formation Loan made,
net	1,075	2,154	2,082	3,472	4,500	4,038	17,321
Repayments to date	(991)	(1,538)	(1,075)	(1,452)	(1,261)	(351)	(6,668)
Early withdrawal
penalties applied	(84)	(139)	(104)	(46)	(59)	-	(432)
Formation Loan, net
at September 30, 2007	-	477	903	1,974	3,180	3,687	10,221
Unamortized discount
on imputed interest	-	118	136	305	1,161	1,397	3,117
Balance
at September 30, 2007	$-	$595	$1,039	$2,279	$4,341	$5,084	$13,338
Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close.  An estimated amount of imputed interest was recorded for the offerings still outstanding.  During the three month periods ended September 30, 2007 and 2006, amortization expense of $507,000 and $295,000, respectively, was recorded related to the discount on the imputed interest.  For the nine month periods ended September 30, 2007 and 2006, amortization expense of $176,000 and $99,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs (other than certain sales commissions), including legal and accounting expenses, printing costs, selling expenses, and filing fees.  Syndication costs are charged against partners’ capital and are allocated to the individual partners consistent with the partnership agreement.

Through September 30, 2007, syndication costs of $4,583,000 had been incurred by the partnership for the current (sixth) offering and the previous five offerings with the following distribution ($ in thousands):

Costs incurred	$4,583
Early withdrawal penalties applied	(143)
Allocated to date	(2,640)
September 30, 2007 balance	$1,800

The sixth offering of 100,000,000 units ($100,000,000) commenced on August 4, 2005.  Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners.  As of September 30, 2007, the sixth offering had incurred syndication costs of $1,325,000 (1.84% of contributions).  Syndication costs are typically higher in the early stages of an offering.

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

Loans secured by deeds of trust

At September 30, 2007 and December 31, 2006, the partnership had seventeen and seven loans, respectively, past due 90 days or more in regularly scheduled monthly payment (“90 Day Past Due Loans”) totaling $22,637,000 and $5,519,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

Most of the partnership’s loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal and interest is due at the maturity date.  Borrowers occasionally are not able to pay the full amount due at the maturity date.  The partnership may allow these borrowers to continue making the previously regularly scheduled monthly payments for certain periods of time to assist the borrower in meeting the balloon payment obligation.  These loans for which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to herein as “Past Maturity Loans”.  At September 30, 2007 and December 31, 2006, the partnership had seventeen loans totaling $61,527,000 and seven loans totaling $28,706,000, respectively, which were Past Maturity Loans.  Some of the Past Maturity Loans are also categorized and included in the totals of the 90 Day Past Due Loans when they are both past their maturity date and they are more than 90 days late on regularly scheduled monthly payments.  The total combined number of 90 Day Past Due Loans and Past Maturity Loans at September 30, 2007 and December 31, 2006 was 27 totaling $71,787,000 and ten totaling $30,055,000, respectively.  Accrued interest, advances and late charge receivables on these loans totaled $2,573,000 and $1,568,000 as of September 30, 2007 and December 31, 2006, respectively.  The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the outstanding amount due to the partnership and the partnership is still accruing interest on these loans.  At September 30, 2007 and December 31, 2006 there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of September 30, 2007 and December 31, 2006 was as follows (in thousands):

		Percent		Percent
	September 30,	to total	December 31,	to total
	2007	loans	2006	loans
Real estate mortgage
Single-family (1-4 units)	$2,004	66.56%	$1,673	73.10%
Apartments	134	4.71%	160	5.71%
Commercial	1,417	27.89%	887	20.40%
Land	63	0.84%	66	0.79%
	$3,618	100.00%	$2,786	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and for the year ended December 31, 2006 was as follows ($ in thousands):

	September 30,	December 31,
	2007	2006
Balance at beginning of period	$2,786	$3,138

Charge-offs
Domestic
Real estate mortgage
Single-family (1-4 units)	-	(112)
Apartments	(11)	-
Commercial	(363)	(15)
Land	(46)	-
	(420)	(127)
Recoveries
Domestic
Real estate mortgage
Single-family (1-4 units)	-	-
Apartments	-	-
Commercial	-	-
Land	-	-
	-	-
Net charge-offs	(420)	(127)
Additions charged to operations	924	927
Transfer to real estate held for sale reserve	-	(1,152)
Transfer from real estate held for sale reserve	328	-
Balance at end of period	$3,618	$2,786
Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.15%	0.05%

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the consolidated financial statements since income taxes are the obligation of the limited partners if and when income taxes apply.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

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
SEPTEMBER 30, 2007 (unaudited)

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

NOTE 4 – REAL ESTATE HELD FOR SALE

The following schedule reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at September 30, 2007 and December 31, 2006 ($ in thousands):

	September 30,	December 31,
	2007	2006
Cost of properties	$24,711	$27,579
Reduction in value	(1,417)	(2,348)
Real estate held for sale, net	$23,294	$25,231

In September 2004, the partnership acquired a single-family residence through a foreclosure sale.  At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At September 30, 2007 and December 31, 2006, the partnership’s total investment in this property was $1,816,000 and $1,759,000, respectively, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure. At the time the partnership took ownership of the property, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the net realizable value of the property.  During the third quarter of 2006, the partnership sold one of the three parcels at a loss of approximately $73,000, for which a reserve had been previously established.  At September 30, 2007 and December 31, 2006, the partnership’s investment in this property was $3,222,000, net of a valuation allowance of $417,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 4 – REAL ESTATE HELD FOR SALE (continued)

During 2006, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $6,028,000.  As of June 30, 2007 and December 31, 2006, approximately $253,000 and $111,000, respectively, in costs related to the development of this property had been capitalized.  In June 2007, the property was sold at a loss of $602,000, which was offset against a valuation allowance of $919,000, which was allocated for this property.

Russian

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and operating results of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were expensed.  At each of September 30, 2007 and December 31, 2006, the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

Larkin

During 2005, the partnership acquired a multi-unit property through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances.  Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”).  The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%.  No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to allow the partnership and its affiliates to recover their investments.  The assets, liabilities and operating results of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  The partnership has commenced making improvements to the property in anticipation of listing the property for sale in late 2008.  As of September 30, 2007, approximately $1,299,000 in costs related to the development of this property have been capitalized.  The partnership pursued efforts to recover funds from the guarantors of the original loan and during the third quarter of 2006 obtained $431,000, representing the partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the partnership’s investment and as of September 30, 2007, the partnership’s investment, together with the other affiliated partnerships, totaled $11,463,000.

Borrette

In February 2007, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $2,640,000 including accrued interest, late charges, advances and the balance owed to the senior lien holder, including accrued charges.  In September 2007, the senior lien holder was paid in full.  A single asset entity named Borrette Property Company, LLC (“Borrette”) holds title to the property.  The partnership beneficially owns 100% of the membership interests in Borrette.  As of September 30, 2007, the partnership has spent approximately $174,000 for property improvements in anticipation of listing the property for sale.  As of September 30, 2007, the partnership’s total investment in Borrette was $2,814,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 5 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on November 15, 2008, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio.  The line of credit may be converted to a three year fully amortizing loan at its maturity.  The outstanding balances were $32,450,000 and $30,700,000 at September 30, 2007 and December 31, 2006, respectively.  The interest rate was 7.25% at September 30, 2007 and 7.75% at December 31, 2006.  Each of these rates was 0.50% below the bank’s prime rate of 7.75% and 8.25% respectively.  The partnership may be subject to a 0.50% availability fee on specified balances in the event the average usage levels are not maintained.  During 2007, the partnership’s average usage fell below the average usage threshold and therefore the partnership was obligated to pay a 0.50% availability fee.  The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at September 30, 2007 and December 31, 2006.

NOTE 6 – NOTE PAYABLE

During the third quarter of 2007, the partnership paid off its sole note payable of $500,000 and all accrued interest related to the Borrette property (please see Note 4).

The partnership had taken title to the Borrette property subject to an existing loan in the principal amount of $500,000 secured by a senior deed of trust.  The loan was past maturity and due in full; however, the partnership had negotiated a forbearance agreement with the note holder to extend the time to repay this obligation.  The senior mortgage called for a balloon payment of principal and interest due April 30, 2007, as extended by the forbearance agreement.  The note carried an interest rate of 12.50% per annum with a $5,208 monthly payment of interest only.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans carrying value was $285,092,000 and $261,097,000 at September 30, 2007 and December 31, 2006, respectively.  The fair value of these loans of $286,762,000 and $261,692,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)	Line of credit and loan commitments. The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS ($ in thousands)

Loans are secured by recorded deeds of trust.  At September 30, 2007 and December 31, 2006 there were 108 and 103 secured loans outstanding, respectively, with the following characteristics:

	September 30,	December 31,
	2007	2006
Number of secured loans outstanding	108	103
Total secured loans outstanding	$285,092	$261,097
Average secured loan outstanding	$2,640	$2,487
Average secured loan as percent of total secured loans	0.93%	0.95%
Average secured loan as percent of partners' capital	0.88%	0.92%
Largest secured loan outstanding	$33,678	$32,156
Largest secured loan as percent of total secured loans	11.81%	12.32%
Largest secured loan as percent of partners' capital	11.17%	11.89%
Largest secured loan as percent of total assets	9.95%	10.54%
Number of counties where security is located (all California)	29	26
Largest percentage of secured loans in one county	26.63%	17.69%
Number of secured loans in foreclosure status	5	2
Amount of secured loans in foreclosure	$5,170	$2,108

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The following secured loan categories were held at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
First trust deeds	$100,960	$125,061
Second trust deeds	178,729	133,623
Third trust deeds	5,403	2,413
Total loans	285,092	261,097
Prior liens due other lenders at time of loan	417,747	329,554
Total debt	$702,839	$590,651
Appraised property value at time of loan	$1,031,474	$895,621

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	68.14%	65.95%

Secured loans by type of property
Single-family (1-4 units)	$189,737	$190,859
Apartments	13,422	14,914
Commercial	79,525	53,262
Land	2,408	2,062
Total secured loans	$285,092	$261,097

The interest rates on the loans range from 7.00% to 13.00% at September 30, 2007 and December 31, 2006.  This range of interest rates is typical of our portfolio.

Scheduled maturity dates of secured loans as of September 30, 2007 are as follows:

Amount
Prior to December 31, 2007	$86,696
Between January 1, 2008 and December 31, 2008	103,381
Between January 1, 2009 and December 31, 2009	38,668
Between January 1, 2010 and December 31, 2010	36,508
Between January 1, 2011 and December 31, 2011	6,942
Thereafter	12,897
$285,092

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The scheduled maturities for 2007 include seventeen Past Maturity Loans totaling $61,527,000 at September 30, 2007.  Interest payments on eight of these loans totaling $13,590,000 were categorized as 90 Day Past Due Loans.  Occasionally the partnership allows borrowers to continue to make the payments on Past Maturity Loans for periods of time.  One of the Past Maturity Loans totaling $4,072,000 was in foreclosure as of September 30, 2007.

At times the partnership’s cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At September 30, 2007, there were $7,491,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations which are intended to be funded.

Workout Agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership was not obligated to fund additional money on these loans as of September 30, 2007. There was one loan totaling $66,000 subject to a workout agreement as of September 30, 2007.

Legal proceedings

From time to time, the partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At September 30, 2007, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

Loans and related accrued interest, fees and advances are analyzed on a periodic basis for recoverability.  Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses and real estate held for sale to an amount considered by management to be adequate, with due consideration to original collateral values at loan inception and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

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

Related Parties.

The general partners of the partnership are Redwood Mortgage Corp., Gymno Corporation and Michael R. Burwell.  Most partnership business is conducted through Redwood Mortgage Corp., which arranges services and maintains the loan portfolio for the benefit of the partnership.  The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the partnership agreement.  In the past the general partners have elected not to take the maximum compensation.  The following is a list of various partnership activities for which related parties are compensated.

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $301,000 and $126,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $2,064,000 and $2,960,000 for the nine month periods ended September 30, 2007 and 2006, respectively

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees were $0 and $630,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $1,3104,000 and $1,845,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners were $293,000 and $255,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $839,000 and $726,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $8,000 and $13,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $40,000 and $41,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $55,000 and $48,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $160,000 and $138,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Operating Expenses   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $83,000 and $82,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $249,000 and $246,000 for the nine month periods ended September 30, 2007 and 2006, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of September 30, 2007 and December 31, 2006, a general partner, Gymno Corporation, had contributed $272,000 and $223,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations– For the three and nine months ended September 30, 2007 and 2006.

Changes in the partnership’s operating results for the nine and three month periods ended September 30, 2007 versus 2006 are tabulated for reference, and discussed below ($ in thousands):

	Changes during the three		Changes during the nine
	months ended		months ended
	September 30, 2007		September 30, 2007
	versus 2006		versus 2006
	Dollars	%	Dollars	%
Revenues
Interest on loans	$699	10.57%	$1,235	6.23%
Interest-interest bearing accounts	4	22.22%	23	57.50%
Late fees	(20)	-21.28%	(9)	-3.91%
Imputed interest on Formation loan	77	77.78%	212	71.86%
Other	13	65.00%	(46)	-46.46%
Total revenues	773	11.29%	1,415	6.90%

Expenses
Mortgage servicing fees	(630)	-100.00%	(535)	-29.00%
Interest expense	(77)	-13.82%	(447)	-23.50%
Amortization of loan origination fees	3	13.04%	11	16.42%
Provisions for losses on loans and real estate
held for sale	454	150.83%	(231)	-20.00%
Asset management fees	38	14.90%	113	15.56%
Clerical costs through Redwood Mortgage Corp.	1	1.22%	3	1.22%
Professional services	193	1289.38%	206	124.10%
Amortization of discount on imputed interest	77	77.78%	212	71.86%
Other	(8)	-14.55%	(61)	-26.18%
Total expenses	51	5.30%	(729)	5.30%
Net income	$722	14.94%	$2,144	15.46%

The increase in interest on loans  for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006, was due primarily to the increased size of the partnership secured loan portfolio of $285,092,000 at September 30, 2007 as compared to a loan portfolio balance of $252,294,000 at September 30, 2006.  The increase was also due to a higher average portfolio interest rate of 10.04% and 9.67% for the three month periods and 9.92% and 9.67% for the nine month periods ended September 30, 2007 and 2006, respectively.  Average loan balances were $288,816,000 and $256,667,000 for the three month periods and $276,366,000 and $256,487,000 for the nine month periods ended September 30, 2007 and 2006, respectively.  These increases were somewhat offset by a reduction in the collection of interest enhancements and interest rate provisions due upon repayment of our loans.  Interest enhancements and additional interest income totaled $118,000 and $386,000 for the three month periods and $566,000 and $1,225,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

The increase in interest from interest-bearing accounts for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was due to average monthly deposit of $2,737,000 and $2,887,000 for the three and nine month periods ended September 30, 2007, as compared to an average monthly deposit of $2,887,000 and $2,812,000 for the same periods in 2006.  In addition, the average interest rate earned for both the three and nine month periods ended September 30, 2007 was 2.56%, compared to 2.33% and 1.89% for the three and nine month periods ended September 30, 2006.

The decrease in late fee income for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was due to higher than anticipated payment in 2006, from borrowers who made up their late charge dues together with their regular payments during the quarter.

The increase in imputed interest on Formation Loans for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was primarily due to increases in Formation Loans from the sale of additional limited partnership units.

The increase in other income for the quarter ended September 30, 2007 compared to the same quarter in 2006 was due to an increase in the sale of partnership units.  The decrease for the nine months ended September 30, 2007 was due to a decrease in the sale of partnership units compared to the same period in 2006.  The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor.  If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer.  This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).

The decreases in mortgage servicing fees for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was primarily due to Redwood Mortgage Corp. waiving the entire 3rd quarter fees of $723,000.  Offsetting the waiver was an increase in the average size of the loan portfolio from $256,397,000 as of September 30, 2006 to an average portfolio size of $270,775,000 as of September 30, 2007.

The decreases in interest expense for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was primarily due to a decrease in the weighted average borrowing of $22,173,000 for the three month period and $19,860,000 for the nine month period ended September 30, 2007 as compared to a weighted average borrowing of $27,014,000 and $32,323,000 during the same periods of 2006.  Interest expense on the line of credit is tied to the bank’s prime rate.  Partially offsetting the nine month decrease was an increase in the weighted average prime rate from 7.84% in 2006 to 8.25% for 2007.   The bank’s prime rate increased from 7.25% as of January 2006 to 8.25% as of July 2006, and remained constant until declining to 7.75% in mid-September, 2007.

The increases in amortization of loan origination fees during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was primarily due to increased fees associated with an extension of the maturity date on the credit line.

The increase in the provision for losses on loans and real estate held for sale for the three month period ended September 30, 2007 was due to management’s determination to maintain an adequate reserve for loan losses in light of the current economic environment.  Despite the increase in the current quarter, the nine months’ year-to-date change remains a decrease compared to 2006.  This decrease reflects the improved characteristics of the underlying portfolio of loans and real estate held for sale over the past year.

The increases in the asset management fees for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was primarily due to an increase in the limited partners’ capital under management to $301,169,000 at September 30, 2007 from $260,695,000 at September 30, 2006.

The increases in professional fees for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was primarily due to increased fees and the timing of professional services and costs associated with the various partnership regulatory filings, the annual audit and the services related to compliance work in accordance with the Sarbanes-Oxley Act of 2002.  Additional professional fee expenses are anticipated for the fourth quarter of 2007.

The increases in amortization of discount on imputed interest for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006, was primarily due to increases in the Formation Loan from the sale of additional limited partnership investments.

The decreases in other expenses for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006, was primarily due to decreases in miscellaneous expenses and upkeep costs on properties owned by the partnership.  These decreases were offset by increases in subscription interest, postage and printing costs.

At September 30, 2007, there were five outstanding loans with filed notices of default with principal balances totaling $5,170,000 or 1.81% of outstanding secured loans as compared to the two loans totaling $6,784,000 or 2.68% of outstanding secured loans that existed at September 30, 2006.  These foreclosures are not an unusual occurrence in the segment of the lending industry in which we operate.

The general partners received mortgage brokerage commissions from loan borrowers of $301,000 and $126,000 for the three month periods and $2,064,000 and $2,960,000 for the nine month periods ended September 30, 2007 and 2006, respectively.  The third quarter increase is due to higher commission rates charged to the borrowers.  The nine month decrease is due to a reduction in loan funded volume from $131 million in 2006, down to $95 million for 2007.  In spite of the lower volume funded during the first nine months of 2007, anticipated loan fundings for the remaining portion of 2007 appear sufficient to allow the partnership to stay fully invested.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that the partnership will on occasion take back real estate security.  As of September 30, 2007, the partnership had eighteen loans past due 90 days or more on interest payments and/or past maturity, totaling $23,850,000.  In addition, nine loans totaling $47,937,000 were past their maturity dates at September 30, 2007 but were current in interest payments, bringing the total 90 days past due loans and past maturity loans to 27 loans totaling $71,787,000.  As of September 30, 2007 there were five loans totaling $5,170,000 with filed notices of default, which are included in the 90 Day Past Due Loans.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of September 30, 2007, the partnership had one loan totaling $66,000 subject to a workout agreement.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  At September 30, 2007, the partnership had five pending foreclosures.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  During the remainder of 2007, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on our results of operations or liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale of $5,035,000 at September 30, 2007.  These provisions for losses were made to protect against collection losses.  The total cumulative provision for losses as of September 30, 2007 is considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

PORTFOLIO REVIEW– For the nine months ended September 30, 2007 and 2006

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of September 30, 2007 and 2006, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma and Marin) represented $170,467,000 (59.79%) and $139,238,000 (55.05%), respectively, of the outstanding secured loan portfolio.  An additional $49,772,000 (17.46%) and $54,994,000 (21.74%), respectively, were in counties adjacent to the San Francisco Bay Area, totaling, together with the loans in the nine San Francisco Bay Area counties, $220,239,000 (77.25%) and $194,232,000 (76.79%), respectively.  The remainder of the portfolio represented loans secured by other California real estate.

As of September 30, 2007 and 2006, the partnership held 108 and 102 secured loans, respectively, in the following categories ($ in thousands):

	September 30,
	2007		2006
Single-family (1-4 units)	$189,737	66.56%	$184,351	72.89%
Apartments	13,422	4.71%	17,359	6.86%
Commercial	79,525	27.89%	49,152	19.43%
Land	2,408	0.84%	2,062	0.82%
Total	$285,092	100.00%	$252,924	100.00%

As of September 30, 2007, the partnership held 108 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2007.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of September 30, 2007 ($ in thousands)

	# of
	Secured
	Loans	Amount	Percent
1st Mortgages	50	$100,960	35.41%
2nd Mortgages	53	178,729	62.69%
3rd Mortgages	5	5,403	1.90%
Total	108	$285,092	100.00%

Maturing prior to 12/31/07	24	$86,696	30.42%
Maturing between 01/01/08 and 12/31/08	22	103,381	36.26%
Maturing between 01/01/09 and 12/31/09	18	38,668	13.56%
Maturing after 12/31/09	44	56,347	19.76%
Total	108	$285,092	100.00%

Average secured loan as a % of secured loan portfolio		$2,640	0.93%
Largest secured loan as a % of secured loan portfolio		$33,678	11.81%
Smallest secured loan as a % of secured loan portfolio		$66	0.02%
Total secured loans as a percent of appraisals based on appraised values
and prior liens at the time the loan was consummated			68.14%
Largest secured loan as a percent of partnership assets		$33,678	9.95%

Liquidity and Capital Resources.

Partnership capital continued to increase during the nine month period ended September 30, 2007.  The partnership received new limited partner capital contributions of $24,786,000 for the nine month period ended September 30, 2007 as compared to $27,321,000 for the nine month period ended September 30, 2006.  Retained earnings of limited partners that have chosen to compound earnings were $9,672,000 for the nine month period ended September 30, 2007, as compared to $8,521,000 for the nine month period ended September 30, 2006.  The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $285,092,000 at September 30, 2007, as compared to $252,924,000 at September 30, 2006.

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

During the three and nine month periods ended September 30, 2007 and 2006, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Compounding	$3,337,000	$2,958,000	$9,672,000	$8,527,000
Distributing	$2,071,000	$1,740,000	$5,916,000	$4,959,000

As of September 30, 2007 and 2006, limited partners electing to receive cash distributions of earnings represented 39% of the limited partners’ outstanding capital accounts.  These percentages have remained relatively stable.  The general partners anticipate after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties.  Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for many limited partners has yet to expire, as of September 30, 2007, many limited partners may not have yet opted for such liquidation.  Limited partners may liquidate their investment over a one-year period subject to certain limitations and a 10% penalty for early withdrawal.  Earnings and capital liquidations including early withdrawals during the three and nine month periods ended September 30, 2007 and 2006 are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cash distributions	$2,071,000	$1,740,000	$5,916,000	$4,959,000
Capital liquidations - without penalty	707,000	728,000	1,995,000	1,628,000
Capital liquidations - with penalty	233,000	241,000	777,000	578,000
Total	$3,011,000	$2,709,000	$8,688,000	$7,165,000

The liquidated amounts (with penalty) included in the total earnings and capital liquidations reported above represent 0.08% and 0.26% for the three and nine months ended September 30, 2007, and 0.09% and 0.22% for the three and nine months ended September 30, 2006, respectively, of the limited partners’ ending capital as of the end of the respective periods.  These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

Economic activity as measured by Gross Domestic Product increased from 3.4% to 3.9% during the third quarter of 2007.  It is anticipated in the fourth quarter of 2007 the Gross Domestic Product will decline from the third quarter and will likely come in below the second and third quarter 2007 measures.  Unemployment remained unchanged for the third quarter of 2007 at 4.7%, with the slowdown in construction and real estate portions of the economy, unemployment may trend higher.  Inflation remained low with a 2.8% increase from September of 2006 to September of 2007.  Of particular concern are the high energy costs the economy must bear; throughout much of 2007 oil prices have been increasing.  During November2007, per barrel oil prices are at all time highs, approaching $100 per barrel.  The Federal Reserve met twice in the fall of 2007; in acknowledgement of the turmoil in the financial markets from weaker real estate markets, the sub prime loan crisis and desires to increase liquidity, the Federal Reserve reduced their benchmark federal funds rate by 0.50% in September 2007 and a further 0.25% in October 2007, for a total reduction of 0.75%.  These were the first rate cuts in more than two years.  Still concerned about the threat of inflation the Federal Reserve has not given much indication about whether it is through lowering the federal funds rate for this year.   Long term interest rates, represented by the 10-year treasury bonds, have responded somewhat to the lowered federal funds rates.  As long term interest rates are not directly related to the federal funds rate it is likely to take some time before the lowering of the federal funds rate will have some affect.  During late October and early November, 2007 the ten year treasury yields did decline. On November 9, 2007 the 10 year Treasury bill fell to 4.23% from a yield of 5.03% on June 29, 2007, 4.65% on March 30, 2007 and 4.68% on January 2, 2007.   Mortgage interest rates have likewise declined and are near 2007 lows for a conforming 30-year loan.  Freddie Mac reported weekly survey results for November 8, 2007 of 6.24% for a 30-year fixed rate conforming loan versus a rate of 6.67% on June 28, 2007. This is the lowest 30-year fixed rates on conforming loans since May.17, 2007 when they averaged 6.21%.  These lower interest rates may help real estate acquisitions become more affordable for residential purchasers providing a stimulus to the sluggish residential market.

While the economy seems to overall remain healthy, loan delinquencies have been rising.  Of particular concern are loan delinquencies in the “sub prime” residential real estate lending arena. Delinquencies of sub prime borrowers increased significantly during the third quarter of 2007.  Delinquencies overall have begun to increase significantly as borrowers in and outside of the sub-prime arena have begun to default on their loans with increasing frequency. In California, “notice of default” filings increased 34.5% during the third quarter of 2007 as compared to the second quarter of 2007, and increased 166.6% from the third quarter of 2006 according to DataQuick Information Systems of La Jolla (“DataQuick”).  Sales of residential properties have continued to slow.  Sales of homes and condominiums in the nine-county San Francisco Bay Area during September 2007 were down 31.3 % from August and down 40.1% from September, 2006 (DataQuick).  Sales have decreased on a year over year basis for the last 32 months.  September was the slowest month in DataQuick’s statistics which go back to 1988.  Median home prices have not changed significantly as the median price paid for a Bay Area home was $625,000 during September, 2007 which was down from $655,000 in August and up 0.8 percent from $620,000 for September, 2006 (Source:  DataQuick).  Southern California fared similarly to the San Francisco Bay Area as sales of new and resale houses and condominiums sold in Los Angeles, Riverside, San Diego, Ventura, San Bernardino and Orange counties were down 29.9% from August 2007 and down 48.5% from September 2006.  According to DataQuick the median price paid for a Southland home was $462,000 in September 2007 down 4.0% from September 2006.

The partnership loans outstanding as of September 30, 2007, carried an average loan-to-value ratio of 68.14% based on appraised value and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include reductions in principal on senior indebtedness through amortization of payments after the moan was made.  Borrowers with residential properties may find it difficult to refinance or sell their properties should they have difficulty making their payments.  In these circumstances the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents which often result in a foreclosure of the property.  Slow and longer sales periods coupled with a general lack of financing alternatives have forced many borrowers and lenders into making difficult choices. Residential real estate activity and values have declined from the second quarter.

Commercial properties performance moderated in the third quarter of 2007.  The San Francisco citywide net absorption was 190,000 square feet and rent increases tapered to 3.8% during the third quarter of 2007.  This left asking rents at $50 a square foot for Class A central business district space and Class B space at an average rate of $35.80 for downtown space according to Grubb and Ellis.  Other regions in the San Francisco Bay Area exhibited similar results indicating a continuing healthy commercial real estate marketplace.

Management believes that our loan-to-value ratio of 68.14% will assist the partnership in weathering loan delinquencies and foreclosures that may occur.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of September 30, 2007 is set forth below ($ in thousands):

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years
Line of credit	$32,450	$-	$22,538	$9,912
Construction loans	105	105	-	-
Rehabilitation loans	7,386	7,386	-	-
Total	$39,941	$7,491	$22,538	$9,912

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of September 30, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2007 ($ in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$26,216						$26,216
Average interest rate	2.56%						2.56%

Loans secured by deeds	$86,696	103,381	38,668	36,508	6,942	12,897	$285,092
of trust
Average interest rate	9.83%	9.89%	10.12%	9.84%	9.31%	9.60%	9.87%

Interest bearing liabilities:
Line of credit		$903	10,817	10,818	9,912		$32,450
Average interest rate		7.75%	7.75%	7.75%	7.75%		7.75%

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

The partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in general interest rates.  The majority of the partnership’s mortgage loans earn interest at fixed rates.  Changes in interest rates may also affect the value of the partnership’s investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners.  If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated as the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

The partnership does not hedge or otherwise seek to manage interest rate risk.  The partnership does not enter into risk sensitive instruments for trading purposes.

ASSET QUALITY

A consequence of lending activities is that occasionally losses will be experienced and the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond the control of the general partners.  There is no precise method of predicting specific losses or amounts ultimately charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations, among other things, requiring them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of September 30, 2007, seventeen loans totaling $22,637,000 were delinquent over 90 days on interest payments.  This includes eight matured loans totaling $13,590,000.  As of September 30, 2007 the general partners have determined the allowance for loan losses and real estate held for sale of $5,035,000 (1.63% of net assets) is adequate in amount.  Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership also makes loans requiring periodic disbursements of funds. As of September 30, 2007, there were twelve such loans.  These loans are divided into two classifications:  Construction Loans and Rehabilitation Loans.

•
“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The partnership typically approves the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.

•
“Rehabilitation Loans” are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, which, in the determination of management are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units are then sold to new users, and the sales proceeds are used to repay the partnership’s loans.  While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans do carry some of the same risks as Construction Loans.  There is no limit on the amount of Rehabilitation Loans the partnership may make.

Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of September 30, 2007, is set forth below:

	Complete
	Construction	Rehabilitation
Disbursed funds	$6,690,000	$72,167,000
Undisbursed funds	106,000	7,385,000
Total	$6,796,000	$79,552,000

Part I – Item 4. CONTROLS AND PROCEDURES

As of September 30, 2007, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15.  There were no changes in the partnership’s internal control over financial reporting during the partnership’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2007

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
November 14, 2007

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
November 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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
November 14, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended  September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, and Redwood Mortgage Corp., General Partner of the Partnership, certify that to the best of my knowledge:

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
November 14, 2007