Form 10-K
period 2007-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2008-03-31
CIK 889123

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

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

As of June 30, 2007, the aggregate value of limited partnership units held by non-affiliates was $290,240,000.  This calculation is based on the capital account balance of the limited partners and excludes partnership units held by the general partner.

Documents incorporated by reference:

Portions of the Prospectus effective August 4, 2005, and post effective Amendment No. 7 dated March 6, 2008, containing supplement No. 5 dated March 6, 2008, (the “Prospectus”), are incorporated in Parts II, III, and IV.  Exhibits filed as part of Form S-11 Registration Statement #333-125629 are incorporated by reference in part IV.

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

Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in units, of which $14,932,000 were sold.  This initial offering closed on October 31, 1996.  Subsequently, the partnership commenced a second offering of up to $30,000,000 in units commencing on December 4, 1996.  This offering sold $29,993,000 in units and was closed on August 30, 2000.  On August 31, 2000 the partnership commenced its third offering for another 30,000,000 units ($30,000,000).  This offering sold $29,999,000 in units and was closed on April 23, 2002.  On October 30, 2002 the partnership commenced its fourth offering for an additional 50,000,000 units ($50,000,000).  This offering sold $49,985,000 in units and was closed on October 6, 2003.  On October 7, 2003 the partnership commenced its fifth offering of 75,000,000 units ($75,000,000).  This offering sold $74,904,000 in units and was closed on August 3, 2005.  On August 4, 2005 the partnership commenced its sixth and current offering of 100,000,000 units ($100,000,000).  As of December 31, 2007, $79,607,000 in units have been sold in this sixth offering, bringing the aggregate sale of units to $279,420,000.  Units in the sixth offering are being offered on a “best efforts” basis, which means no one is guaranteeing any minimum number of units will be sold, through broker-dealer member firms of the Financial Industry Regulatory Authority (FINRA).

The partnership began selling units in February 1993, and began investing in mortgages in April 1993.  At December 31, 2007, the partnership has investments in secured loans with principal balances totaling $305,568,000.  Interest rates range from 7.00% to 13.00%.  Currently, First Trust Deeds comprise 45.48% of the total amount of the secured loan portfolio, a decrease of 2.42% from the 2006 level of 47.90%.  Junior loans (2nd and 3rd Trust Deeds) make up 54.52%, an increase of 2.42% from the 2006 level of 52.10%.  Loans secured by single family properties (1-4 units) comprise 62.70% of the secured loan portfolio.  Loans secured by multi-family properties make up 3.07% of the total secured loans.  Commercial loans comprise 33.03% of the secured portfolio, an increase of 12.63% from the 2006 level of 20.40% and land makes up 1.20% of the secured loan portfolio.  Of the total secured loans, 61.48% are in the nine counties of the San Francisco Bay Area, 16.71% are in counties adjacent to the San Francisco Bay Area, and 21.81% are in other counties located in California.  Average loan size increased this year, and is now averaging $2,634,000 per loan, up $147,000 from the average loan balance of $2,487,000 in 2006.  During 2007, the partnership’s loan portfolio continued to grow.  As of December 31, 2007 the secured loan portfolio balance was $305,568,000 compared to $261,097,000 as of December 31, 2006; an increase of $44,471,000 (17.03%).  The number of loans also increased to 116 as of December 31, 2007 from the 105 loans existing at December 31, 2006; an increase of 11 loans (10.48%).  These increases are due to the ability of the partnership, by virtue of its increasing capital, to invest in more loans.  The average loan as of December 31, 2007, represents 0.85% of partner capital and 0.86% of outstanding secured loans, compared to December 31, 2006 when average loan size represented 0.92% of partners’ capital and 0.95% of outstanding secured loans.  Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk.  Over the last several years diversification fractionalization with other lenders has decreased.  As of December 31, 2007 and 2006 fractionalized loans represented 5.17% and 9.25% of the portfolio, respectively.  Average equity per loan transaction at the time the loans were made based upon appraisals and prior liens at such time, which is the loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 32.74%, a decrease in equity of 1.34% from the 2006 level.  This average equity is considered conservative.  Generally, the greater the equity, the greater the protection for the lender.  The general partners believe the partnership’s loan portfolio is in good condition with five properties with filed notices of default as of the end of December 2007.  The principal balance of these properties with filed notices of default represents 1.69% ($5,169,000) of the secured loan portfolio.  The partnership does expect that during 2008 additional foreclosures may need to be filed in order to collect payment from borrowers who have become delinquent.  This is typical of our loan market segment and the partnership expects to have a level of delinquency higher than banking institutions within its portfolio.

Delinquencies are discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a discussion of the properties owned by the partnership, see Item 2, Properties.

The partnership’s net income continued to take an upward trend.  Net income increased from $15,368,000 in 2005 to $18,872,000 in 2006 and to $21,572,000 in 2007.  This was made possible largely through investment of additional capital derived from sales of partnership units.  The secured loan portfolio increased from $214,012,000 in 2005 to $261,097,000 in 2006 and to $305,568,000 in 2007, an increase of 42.78% over the two-year period.  The partnership has placed its loans at interest rates competitive in the marketplace.  Mortgage interest income increased from $19,203,000 in 2005 to $26,395,000 in 2006 and to $28,502,000 in 2007, an increase of 48% over the two-year period.  During 2007 the partnership’s annualized yield on compounding accounts was 7.09% and 6.87% on monthly distributing accounts.

Competition and General Economic Conditions.

The partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  In addition, many competitors, due to their size, are unable to regularly entertain loan requests at or above $1,000,000, thus reducing the competition and allowing the partnership to provide higher quality loans and/or higher returns.

From 2004 through 2006, competition for real estate loans was strong, particularly among residential lenders.  Partly due to competitive factors, underwriting standards decreased and innovative loan products developed.  As a result, many borrowers who previously had a difficult time obtaining real estate financing were able to obtain real estate loans.  In 2007, real estate purchase volumes continued to decline from their highs in 2005.  Accompanying lower purchase volumes, loan demand decreased, values began to decline and loan delinquencies began to increase.  Together, these factors, as well as others, contributed to a reduced demand for mortgage backed securities.  Lenders reliant upon the sale of their notes to provide additional capital for lending faced a credit squeeze, pressure on capital, and earnings.  During 2007, over 250 lenders ceased to do business in the United States, resulting in diminished competition in the lending industry.  The general partners believe the lower level of competition may provide an opportunity for the partnership to seek well-qualified borrowers with desirable security for its lending operations.  It is possible that coupon rates may rise as competition lessens, and as interest rate spreads increase a clearer risk return equation may develop.

During 2007, the national economy itself has decelerated.  Real Gross Domestic Product, the output of goods and services produced by labor and property located in the United States increased at an annual rate of 0.6% in the fourth quarter of 2007 as compared to 2.1% in the fourth quarter of 2006.  For the first through fourth quarters of 2007, Real Gross Domestic Product was 0.6%, 3.8%, 4.9% and 0.6% as compared to 4.8%, 2.4%, 1.1% and 2.1% for the first through fourth quarters of 2006.  The Federal Reserve is not forecasting a recession but does anticipate slow growth for this year and higher unemployment.

The unemployment rate for the United States increased in the fourth quarter of 2007 to 5.0% as compared to 4.7% for the third quarter, 4.7% for the second quarter and 4.5% for the first quarter.  In January and February of 2008, the national unemployment rate fell to 4.9% and 4.8%, respectively. On a comparison basis, the annual unemployment rates for the United States were 4.6% for 2007, 4.6% for 2006, 5.1% for 2005 and 5.5% for 2004.  In California, unemployment rates increased 1% year over year from 4.9% in December 2006 to 5.9% as of December 2007.  Unemployment is a significant indicator of a borrower’s ability to make payments.

Month to month, inflation has been volatile throughout 2006 and 2007.  The cost of oil, a component in inflation, has fluctuated but followed a significant upward trend rising to $110 per barrel in March of 2008.  The Consumer Price Index for All Urban Consumers decreased in December of 2007 by 0.1% before seasonal adjustment, but was up by 4.1% for the year.  Consumer Price Index increases were 2.5% for 2006, 3.4% for 2005 and 1.9% for 2004.  At the same time, interest rates have been declining as the Federal Reserve has exhibited strong resolve in attempting to stimulate the economy through a variety of means, including lowering the Federal Funds Rate.  After having left the Federal Funds Rate unchanged at 5.25% for more than two years, in September 2007 the Federal Reserve acted to decrease the Federal Funds Rate by 0.50%, then again by 0.25% in October 2007, 0.25% in December 2007, 1.25% in January 2008, and 0.75% in March 2008 to a level of 2.25%.  Long term interest rates, represented by the 10 year treasury bonds, have responded somewhat to the lowered Federal Funds Rates.  However, as long term rates are not directly related to the Federal Funds Rate, it is likely to take some time before the lowering of the Federal Funds Rate will have its full effect.  As of September 30, 2007, the 10 year Treasury yield was 4.61%, at December 31, 2007 it was 4.04%, and at March 22, 2008 it was 3.34%.  The lowering of the Federal Funds Rate has also had an effect of lowering interest rates on longer term maturities.  These lower interest rates help the affordability of owning real estate.

Mortgage rates have responded slowly to the Federal Reserves actions to lower interest rates.  Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.16% for March of 2007, 6.66% for June of 2007, 6.38% for September of 2007, 6.10% for December of 2007 and 5.87% on March 20, 2008.  Historically, the annual average rate for 30 year fixed rate conforming mortgages has been 6.34% in 2007, 6.41% in 2006, 5.87% in 2005, and 5.83% in 2004.  The recent downward trend in interest rates on real estate loans should begin to stimulate real estate sales volumes which have been declining since their high point in 2005.

On a national level, both residential sales volumes and median home prices dropped in 2007.  Sales of existing homes as reported by the National Association of Realtors declined from 7,076,000 in 2005 to 6,478,000 in 2006 and to 5,652,000 in 2007.  The median national sales price of existing homes was $219,000 in 2005.  It increased to $221,900 in 2006 and then declined to $219,000 in 2007.

The partnership is expecting a reduced number of lenders in the marketplace along with strengthened underwriting standards throughout the industry.  Each of these factors is expected to lead to increased lending opportunities.  Nevertheless, in many of our lending areas, residential real estate values have been declining, which will require the partnership to be diligent in determining appropriate loan to value parameters.  In addition, the slowing economy will create less demand and perhaps further increases in unemployment which might make it more difficult for borrowers to meet their monetary obligations.  Lowered interest rates and the Federal Reserve’s efforts to further stimulate the economy could mitigate these factors and have positive effects on the partnership and borrowers’ abilities to meet their financial obligations.

Secured Loan Portfolio.

A summary of the partnership’s secured loan portfolio as of December 31, 2007, is set forth below (in thousands):

Loans as a Percentage of Appraised Values
First Trust Deeds	$138,965
Appraised Value of Properties at Time of Loan	248,987
Total Investment as a % of Appraisal	48.76%

First Trust Deed Loans	138,965
Second Trust Deed Loans	166,103
Third Trust Deed Loans	500
Total of Trust Deed Loans	305,568

Priority Positions due Other Lenders:
First Trust Deed Loans due Other Lenders	433,508
Second Trust Deed Loans due Other Lenders	289

Total Debt	$739,365

Appraised Property Value at Time of Loan	1,098,743
Total Debt as a % of Appraisal based on appraised
values and prior liens at date loan was consummated	67.29%

Number of Secured Loans Outstanding	116
Average Secured Loan	$2,634
Average Secured Loan as a % of Secured Loans Outstanding	0.86%
Largest Secured Loan Outstanding	34,383
Largest Secured Loan as a % of Secured Loans Outstanding	11.25%
Largest Secured Loan as a % of Partnership Assets	9.95%

Secured Loans as a Percentage of Total Secured Loans	Percent
First Trust Deed Loans	45.48%
Second Trust Deed Loans	54.36%
Third Trust Deed Loans	0.16%
Total Trust Deed Loan Percentage	100.00%

Type of Secured Loans by Property	Amount	Percent
Single Family (1-4 units)	$191,608	62.70%
Apartments	9,369	3.07%
Commercial	100,933	33.03%
Land	3,658	1.20%
Total	$305,568	100.00%

The following is a distribution of secured loans outstanding as of December 31, 2007 by California Counties (in thousands):

	Total
California County	Secured Loans	Percent
San Francisco Bay Area Counties
San Francisco	$72,203	23.63%
Alameda	41,962	13.74%
Contra Costa	39,185	12.82%
Santa Clara	11,497	3.76%
San Mateo	10,506	3.44%
Napa	4,681	1.53%
Sonoma	4,600	1.51%
Solano	1,990	0.65%
Marin	1,210	0.40%
	187,834	61.48%

San Francisco Bay Area Adjacent Counties
Sacramento	44,162	14.45%
San Joaquin	6,267	2.05%
Stanislaus	654	0.21%
	51,083	16.71%

Other California Counties
Los Angeles	41,215	13.49%
San Diego	7,675	2.51%
Riverside	5,246	1.72%
Fresno	4,496	1.47%
Amador	1,857	0.61%
Placer	1,332	0.44%
Sutter	889	0.29%
El Dorado	816	0.27%
Butte	747	0.24%
All others	2,378	0.77%
	66,651	21.81%

Total	$305,568	100.00%

Number of Secured Loans in Foreclosure	5	$5,169,000

Scheduled maturity dates of secured loans as of December 31, 2007 are as follows (in thousands):

Prior to December 31, 2008	$186,715
Between January 1, 2009 and December 31, 2009	61,384
Between January 1, 2010 and December 31, 2010	36,713
Between January 1, 2011 and December 31, 2011	6,935
Between January 1, 2012 and December 31, 2012	12,049
Thereafter	1,772
$305,568

The scheduled maturities for 2008 include seven loans totaling $35,472,000, and representing 11.61% of the secured loan portfolio, past maturity at December 31, 2007.  The partnership occasionally allows borrowers to continue to make the payments on debt past maturity for periods of time.  Of these past maturity loans, the partnership has begun foreclosure on one with a principal balance totaling $4,072,000.  The partnership’s largest loan totaling $34,383,000 represents 11.25% of outstanding secured loans and 9.95% of partnership assets.  It is the Partnership’s experience that loans can be refinanced or repaid before and after the maturity date.  Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

Item 1a – Risk Factors

A description of the risk factors with respect to investing in the limited partnership units publicly offered by the partnership is set forth in the partnership’s prospectus, dated August 4, 2005, beginning on page 8, under the section “Risk Factors”, which is incorporated herein by reference.

Item 2 - Properties

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property was capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were expensed.  At December 31, 2007 and 2006 the partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.

In September 2004, the partnership acquired a single family residence through a foreclosure sale.  At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At December 31, 2007 and 2006 the partnership’s total investment in this property was $1,857,000 and $1,759,000, respectively, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  At December 31, 2007 and 2006, the partnership’s investment in this property was $3,639,000.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  During the third quarter of 2006, the partnership sold one of the three parcels at a loss of approximately $73,000, which had been previously reserved for.  At December 31, 2007, the partnership’s total investment in this property was $3,222,000, net of a valuation allowance of $417,000.

During 2005, the partnership acquired a multi-unit property through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances.  Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”).  The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%.  No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover their investments.  The assets and liabilities of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  The partnership and the affiliates have continued making improvements in anticipation of listing the property for sale in late 2008.  As of December 31, 2007, approximately $1,708,000 in costs related to the development of this property have been capitalized.  The partnership pursued its effort to recover funds from the guarantors of the original loan and during the third quarter of 2006, obtained a pro-rate share of $431,000, representing the partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the partnership’s investment and as of December 31, 2007 the partnership’s investment, together with the other affiliated partnerships, totaled $11,872,000.

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

In February 2007, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $2,640,000 including accrued interest, late charges, advances and the balance owed to the senior lien holder, including accrued charges.  In September, 2007 the senior lien holder was paid in full.  A single asset entity named Borrette Property Company, LLC (“Borrette”) holds title to the property.  The partnership beneficially owns 100% of the membership interests in Borrette.  During 2007, the partnership received $207,000 from a title insurance claim, which was accepted without prejudice.  As of December 31, 2007, the partnership has spent approximately $39,000 (net of the insurance claim) for property improvements in anticipation of listing the property for sale.  As of December 31, 2007, the partnership’s total investment in Borrette was $2,679,000.

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

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units” and Related Unitholder Partnership Matters

100,000,000 units at $1 each (minimum purchase of 2,000 units) are currently being offered ($200,000,000 in units were previously offered and sold through separate offerings) through broker-dealer member firms of the Financial Industry Regulatory Agency (FINRA) on a “best efforts” basis (as indicated in Part I item 1).  Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or compounding the earnings.  Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties.  There is no established public trading market.  As of December 31, 2007, 7,392 limited partners had a capital balance of $311,065,000, net of Formation Loans and syndication costs.

A description of the partnership units, transfer restrictions and withdrawal provisions is more fully described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement”, pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference.

During the year 2007, the partnership’s annualized yield on compounding accounts was 7.09% and 6.87% on monthly distributing accounts.  During the year 2006, the partnership’s annualized yield on compounding accounts was 7.13% and 6.90% on monthly distributing accounts.  For yields for prior years, please see the table in Item 6.

Item 6 – Selected Consolidated Financial Data

Redwood Mortgage Investors VIII began operations in April 1993.

Consolidated financial condition and results of operation for the partnership as of and for the five years ended December 31, 2007 were (in thousands, except for net income per $1,000 invested by limited partners for entire period):

Consolidated Balance Sheets

ASSETS

December 31,

	2007	2006	2005	2004	2003
Cash and cash equivalents	$11,591	$18,096	$28,853	$16,301	$8,921

Loans
Loans, secured by deeds of trust	305,568	261,097	214,012	171,745	147,174
Loans, unsecured	345	—	—	34	34
Accrued interest and late fees	5,600	3,384	3,254	4,895	4,735
Advances on loans	2,358	96	103	131	416
Less allowance for loan losses	(4,469)	(2,786)	(3,138)	(2,343)	(2,649)

Due from affiliate	764	—	—	—	—

Real estate owned, net	23,609	25,231	21,328	9,793	3,979
Other assets	117	104	72	62	44
	$345,483	$305,222	$264,484	$200,618	$162,654

LIABILITIES AND PARTNERS’ CAPITAL

December 31,

	2007	2006	2005	2004	2003
Liabilities
Line of credit	$29,450	$30,700	$32,000	$16,000	$22,000
Accounts payable	62	76	10	25	224
Payable to affiliate	557	481	489	638	448

Deferred revenue	355	—	—	—	—
Minority interest	3,240	3,017	3,042	—	—
Subscriptions to partnership in
applicant status	492	557	776	424	1,210
	34,156	34,831	36,317	17,087	23,882

Partners’ capital
Limited partners subject to
redemption	311,065	270,160	227,970	183,368	138,649
General partners subject to
redemption	262	231	197	163	123
Total partners’ capital	311,327	270,391	228,167	183,531	138,772

	$345,483	$305,222	$264,484	$200,618	$162,654

Consolidated Statements of Income

For the Years Ended December 31,

	2007	2006	2005	2004	2003
Gross revenue	$29,617	$27,325	$20,188	$17,133	$12,958
Expenses	8,017	8,432	4,779	4,981	3,369
Income before interest credited to
partners in applicant status	21,600	18,893	15,409	12,152	9,589
Interest credited to partners in
applicant status	28	21	41	20	37
Minority interest share of subsidiary loss	—	—	—	—	42

Net income	$21,572	$18,872	$15,368	$12,132	$9,594

Net income to general partners (1%)	216	188	154	121	96
Net income to limited partners (99%)	21,356	18,684	15,214	12,011	9,498

Total net income	$21,572	$18,872	$15,368	$12,132	$9,594

Net income per $1,000 invested by
limited partners for entire period
(annualized)
- where income is compounded and
retained	$71	$71	$70	$72	$78

- where partner receives income in
monthly distributions	$69	$69	$68	$70	$75

Annualized yields when income is compounded or distributed monthly for the years 2003 through 2007 are outlined in the table below:

	Compounded	Distributed

2003	7.76%	7.50%
2004	7.22%	6.99%
2005	7.05%	6.83%
2006	7.13%	6.90%
2007	7.09%	6.87%

The average annualized yield, when income is compounded and retained, from inception, for the years ended December 31, 2005-2007, was 8.12%, 8.00% and 7.95%, respectively.  The average annualized yield, when income is distributed monthly, from inception, for the years ended December 31, 2005-2007 was 7.87%, 7.72% and 7.66%, respectively.

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure.  At December 31, 2007, the partnership owned six real estate properties, which were taken back from defaulted borrowers.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  As of December 31, 2007 there were no impaired loans.

Real estate acquired through foreclosure is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.  The partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate owned.  Actual results could vary from the aforementioned provisions for losses.

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the Formation Loan, 2008 annualized yield estimates, additional foreclosures in 2008, expectations regarding the partnership’s level of delinquency, plans to develop certain properties, beliefs relating to the impact on the partnership from current conditions and trends in the “sub prime” lending markets, beliefs regarding the partnership recovering the full value of its investment in certain properties, the expectation that borrower foreclosures will not have a material effect on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  In 2007, 2006 and 2005, loan brokerage commissions paid by the borrowers were $2,932,000, $3,496,000, and $3,697,000, respectively.

•
Mortgage Servicing Fees  Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon.  Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Mortgage servicing fees of $1,449,000, $2,479,000 and $1,736,000 were incurred for the years ended December 31, 2007, 2006 and 2005, respectively.  For the years 2006 and 2005, these servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances and for 2007, the rate charged was less than 1%.  If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the partnership, then net income would have been reduced by approximately $2,709,000, $1,240,000 and $868,000 in 2007, 2006 and 2005, respectively.  Reducing net income reduces the annualized yields.  An increase or decrease in this fee within the limits set by the partnership’s agreement directly impacts the yield to the limited partners.

•
Asset Management Fees The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $1,143,000, $991,000 and $814,000 were incurred by the partnership for years 2007, 2006 and 2005, respectively.

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

•
Contributed Capital The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of December 31, 2007 and 2006, a general partner, Gymno Corporation, had contributed $280,000 and $249,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

The following table summarizes Formation Loan transactions through December 31, 2007 (in thousands):

Offering

	1st	2nd	3rd	4th	5th	6th	Total
Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$79,607	$279,420
Formation Loans made	1,075	2,272	2,218	3,777	5,661	6,006	21,009
Repayments to date	(991)	(1,586)	(1,122)	(1,538)	(1,385)	(441)	(7,063)
Early withdrawal
penalties applied	(84)	(142)	(107)	(50)	(66)	—	(449)
Balance,
December 31, 2007	$—	$544	$989	$2,189	$4,210	$5,565	$13,497

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

On December 31, 2007, the partnership was engaged in its sixth offering of $100,000,000 in units).  Contributed capital equaled $14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, $49,985,000 for the fourth offering, $74,904,000 for the fifth offering and $79,607,000 for the sixth offering, totaling an aggregate of $279,420,000 as of December 31, 2007.  Of this amount, $492,000 remained in applicant status.

Results of Operations – For the years ended December 31, 2007, 2006 and 2005

Changes in the partnership’s operating results for the years ended December 31, 2007, 2006 and 2005 are discussed below ($ in thousands):

	Changes for the years ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$2,107	7.98%	$7,192	37.45%
Interest-interest bearing accounts	24	38.10%	(37)	(37.00)%
Late fees	16	6.64%	121	100.83%
Imputed interest on Formation loan	180	36.00%	105	26.58%
Other	(35)	(27.78)%	(244)	(65.95)%
	2,292	8.39%	7,137	35.35%

Expenses
Mortgage servicing fees	(1,030)	(41.55)%	743	42.80%
Interest expense	(471)	(20.09)%	2,066	743.17%
Amortization of loan origination fees	13	14.29%	26	40.00%
Provisions for losses on loans and real estate
owned	593	49.62%	340	39.77%
Asset management fees	152	15.34%	177	21.74%
Clerical costs through Redwood Mortgage Corp.	4	1.22%	31	10.40%
Professional services	192	83.12%	84	57.14%
Amortization of discount on imputed interest	180	36.00%	105	26.58%
Other	(41)	(13.99)%	61	26.29%
	(408)	(4.83)%	3,633	75.37%
Net income	$2,700	14.31%	$3,504	22.80%

Please refer to the above table throughout the discussions of Results of Operations.

The increases in interest on loans, year over year, are primarily the result of increases in the average loan portfolio.  The year end loan balances were $305,568,000 for 2007, $261,097,000 for 2006 and $214,012,000 for 2005.  Also for 2007, the average loan portfolio yield increased from 9.78% to 9.87%.  In 2006, the average interest rate of the loan portfolio declined to 9.78% from 9.93% for 2005.

Interest earned on interest bearing accounts increased in 2007 compared to 2006 due to an increase in the average yield earned from 2.17% in 2006 to 2.74% in 2007, offset by a decrease in the average account balance of about $400,000.  The 2006 income decrease from 2005 was due to lower account balances of $2.9 million compared to $9.1 million for 2005.  Offsetting this was an increase in the interest rate earned from 1.1% in 2005 to 2.17% for 2006.

The increase in late fee income for 2007 was due to the increase in loan delinquency.  The increase in late fee income for 2006 was primarily due to an increase in the loan portfolio size, rather than from increased delinquency noted above.

The increase of the imputed interest on the Formation Loan is due to the increase of the Formation Loan from $12,693,000 at December 31, 2006 to $13,497,000 at December 31, 2007.  The increase in 2006 was also due to an increasing underlying loan from $11,506,000 at December 31, 2005 to $12,693,000 at December 31, 2006.  Since the Formation Loan has a zero coupon rate, the partnership has imputed interest at the prime rate existing at the close of each offering of units.

Other income decreased in 2007 due to a decrease in the sale of certain partnership units.  The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor.  If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer.  This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).  In 2007 and 2006 such commissions totaled $64,000 and $111,000 respectively.  The decrease in other income for 2006 was primarily due to a $183,000 gain on the sale of a real estate held for sale property in 2005, whereas no such income was derived in 2006.  Also, the $111,000 of 2006 commissions described above were less than the $148,000 for 2005.

Mortgage servicing fees declined in 2007 due to Redwood Mortgage Corp. waiving $1,323,000 of fees for July-December, 2007.  The increase in mortgage servicing fees for 2006 was primarily due to increases in the outstanding loan portfolio.  The loan portfolio increased by $47,085,000 (22.00%) in 2006.

Interest expense on the line of credit is tied to the bank’s prime rate.  The decrease for 2007 is directly related to a decline of the weighted average borrowing to $21,774,000 for 2007, compared to $29,032,000 for 2006.  Also, average interest rate charged decreased from 8.08% in 2006 to 7.58% for 2007.  The increase in interest expense for 2006 was primarily due to a substantial increase in the weighted average borrowing to $29,032,000 in 2006 from $4,536,000 in 2005, and an increase in the weighted average interest rate to 8.08% from 6.14%.

The increase in loan origination fees for both 2007 and 2006 was primarily due to the costs involved in negotiating an extension of the maturity date and an increase in the credit line facility for 2006.

The increase in provision for losses on loans and real estate owned in 2007 and 2006 was primarily due to management’s decision to increase the allowances for losses for loans and real estate owned due to increased loan portfolio size each year, and in 2007, due to increased delinquency.  The number of loans 90 or more days delinquent has increased from 9 at year end 2005, to 10 for 2006 and 19 for 2007.  The loan balances related to these loans is $26,863,000, $30,055,000 and $49,672,000, respectively.  The number of loans in foreclosure has increased from one in 2005, to two for 2006 and five for 2007.  The number of loans and loan portfolio balance also increased considerably from 98 loans totaling $214,012,000 for year end 2005, to 105 loans totaling $261,097,000 as of December 31, 2006 and 116 and $305,568,000 for 2007.

The increase in asset management fees for 2007 and 2006 was due to an increase in limited partners’ capital under management, which increased to $311,065 in 2007 from $270,160,000 in 2006 and $227,970,000 in 2005.

The increase in clerical costs for 2007 and 2006 was primarily due to an increase in partnership size and costs associated with the increased size.

The increase in professional fees for 2007 was due to the partnership initiating compliance work required by the Sarbanes-Oxley Act as well as costs associated with partnership regulatory filings and the annual audit.  For 2006 the increase was due to increased fees and the timing of professional services and costs associated with the various partnership regulatory filings, and the annual audit.  The increase in professional services includes both the general accounting and attorney costs.

The increases in amortization of discount on imputed interest on the Formation Loan are due to the increase of the Formation Loan from $12,693,000 at December 31, 2006 to $13,497,000 at 2007 year end.  The increase in 2006 was also due to an increasing underlying loan from $11,506,000 at December 31, 2005 to $12,693,000 at December 31, 2006.  Since the Formation Loan has a zero coupon rate, the partnership has imputed interest at the prime rate existing at the close of each offering of units.

The decrease in other expenses for 2007 was caused by a reduction in upkeep costs of the owned properties of about $60,000 offset by small increases in postage and subscription expense.  The increase for 2006 was primarily due to an increase in the upkeep costs of the properties owned by the partnership, which totaled $141,000 and $118,000 in 2006 and 2005 respectively.

Partnership capital continued to increase as the partnership received new limited partner capital contributions of $32,570,000, $34,811,000 and $39,816,000 and retained the earnings of limited partners that have chosen to do so of $12,871,000, 11,462,000 and $9,476,000 for the years 2007, 2006 and 2005, respectively.  The fifth offering commenced on October 7, 2003 and closed on August 3, 2005.  On August 4, 2005 the partnership commenced its sixth offering and funds raised have been and will continue to be used to increase the partnership’s capital base and provide funds for additional mortgage loans.  For all offerings, as of December 31, 2007 the limited partners total units purchased were 278,928,000 units aggregating $279,420,000.

The partnership began funding loans on April 14, 1993 and as of December 31, 2007 had credited earnings to limited partners who elected to retain earnings at an average annualized yield of 7.95% since inception through December 31, 2007.  Limited partners who elected to have their earnings distributed monthly had an average annualized yield of 7.66% since inception through December 31, 2007.

In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio.  Since its inception, the credit limit has increased from $3,000,000 to $75,000,000.  The size of the credit line facility could again increase as the partnership’s capital increases.  This added source of funds may help in maximizing the partnership’s yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available.  Additionally, the loans made by the partnership generally bear interest at a rate in excess of the rate payable to the bank, which extended the line of credit.  As of December 31, 2007 and 2006, the outstanding balance on the line of credit was $29,450,000 and $30,700,000, respectively.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security.  At December 31, 2007 the partnership had 19 loans past due 90 days or more in interest payments totaling $49,672,000.  Five of these 19 loans with principal totaling $19,292,000 were past maturity.  At December 31, 2007 the partnership has filed notices of default, beginning the process of foreclosure against five loans all previously included in the 90 day delinquent payment category, and one of which is a matured loan.  The principal amounts of the five filed notices of default total $5,169,000 or 1.69% of the loan portfolio.  The partnership occasionally allows borrowers to continue to make the interest payments on debt past maturity for periods of time.  There are two loans totaling $16,180,000 which have matured but for which the borrowers are making monthly payments.  At December 31, 2007 the partnership had a combined total of 21 loans totaling $65,852,000, which were 90 days past maturity and/or past due 90 days or more in interest payments.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times.  The delinquencies that exist are typical and normal for our market segment.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  In 2007, the partnership filed foreclosure proceedings to enforce the terms of its loans. In some of these instances the borrowers have been able to remedy the foreclosures we have filed.  During 2007 the partnership completed the foreclosure of one loan.  In 2007, one of the properties acquired through foreclosure in 2006, was sold at a loss of $602,000 which was offset against a valuation allowance of $919,000, allocated for this property.  In 2006, one of the properties acquired through foreclosure in 2004 was sold, which resulted in a loss of $73,000.  During 2005, we completed the foreclosure of two loans.  In 2005 the partnership sold one of these two properties for a gain of $183,000.  In 2004, the partnership took back four properties through foreclosure or deeds in lieu of foreclosure.  These properties are more fully discussed under Item 2 – Properties.  We may foreclose on additional real estate in 2008.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $5,886,000 at December 31, 2007.  These provisions for losses were made to guard against collection losses.  The total cumulative provision for losses as of December 31, 2007, is considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership may restructure loans, which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

No loans were restructured in 2007, 2006 and 2005.

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

During the years stated below, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	2007	2006	2005
Compounding	$12,871,000	$11,462,000	$9,476,000
Distributing	$8,132,000	$6,887,000	$5,481,000

Capital balances of limited partners electing to receive cash distributions of earnings represented 40%, 38% and 37% of the limited partners’ outstanding capital accounts as of December 31, 2007, 2006 and 2005, respectively.  These percentages have remained relatively stable.  The general partners anticipate after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through earnings reinvestment.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2007, many limited partners may not as yet avail themselves of this provision for liquidation.  Earnings and capital liquidations including early withdrawals during the three years ended December 31, 2007 were:

	2007	2006	2005

Cash distributions	$8,132,000	$6,887,000	$5,481,000
Capital liquidation*	$3,766,000	$3,039,000	$2,040,000

Total	$11,898,000	$9,926,000	$7,521,000

*  These amounts represent gross of early withdrawal penalties.

Limited partners may liquidate their investment over a one-year period subject to certain limitations and penalties.  During the past three years ended December 31, 2007, capital liquidated subject to the 10% penalty for early withdrawal, included in the distribution amounts above, was:

2007	2006	2005
$1,001,000	$839,000	$592,000

This represents 0.32%, 0.31% and 0.25% of the limited partners’ ending capital for the years ended December 31, 2007, 2006 and 2005, respectively.  These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

In some cases in order to satisfy Broker Dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the partnership on a basis which utilizes a per unit system of calculation, rather than based upon the investors’ capital account.  This information has been reported in this manner in order to allow the partnership to integrate with certain software used by the Broker Dealers and other reporting entities.  In those cases, the partnership will report to Broker Dealers, Trust Companies and others a “reporting” number of units based upon a $1.00 per unit calculation.  The number of reporting units provided will be calculated based upon the limited partner’s capital account value divided by $1.00.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The reporting units are solely for Broker Dealers requiring such information for their software programs and do not reflect actual units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the partnership.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The amount of partnership earnings each investor is entitled to receive is determined by the ratio that each investor’s capital account bears to the total amount of all investor capital accounts then outstanding.  The capital account balance of each investor should be included on any FINRA member client account statement in providing a per unit estimated value of the client’s investment in the partnership in accordance with NASD Rule 2340.

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

Current Economic Conditions.

The partnership makes loans secured by California real estate.  The health of the California economy and real estate market is of primary concern to the partnership as we rely upon the equity securing our loans for repayment.  The majority of our loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2007, approximately 61.48% of the loans held by the partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy like the overall U.S. economy has slowed during the latter part of 2007.  California unemployment decreased from 5.1% in December of 2005, to 4.9% in December of 2006 and then steadily increased throughout 2007 to a rate of 5.9% as of December 2007.  According to UCLA Anderson Forecast Economists Ryan Ratcliff and Jerry Nickelsburg, California’s economy is expected to experience a slightly slower and prolonged period of sluggishness, but no recession.  They expect unemployment to peak at 6.1% in late 2008, with non-farm payroll growth remaining below 1% through the end of next year.  Real growth in Gross State Product and Personal Income is expected to be in the 1-2% range over the same period.

Residential real estate values are important to the partnership as they provide the security behind our loans.  During 2006, residential real estate sales volumes began to decline from their highs in 2005.  The reduction in sales volumes continued throughout 2007.  In 2006 California residential real estate sales volumes declined 15.3% from 2005 and sales volumes further declined 26% compared to 2006 according to the California Association of Realtors (CAR).  In spite of these lower sales volumes, CAR reported the median sales price of a single family home in California increased in 2007 by 0.3%, from $556,430 to $558,100.  These numbers indicate a relatively stable market, but residential real estate values are very much locally driven.  CAR indicated regional price reductions in their median price value.  Examples include the California High Desert, Central Valley, and Sacramento regions experiencing price reductions between 6% and 10% in 2007.  Larger metropolitan regions such as the San Francisco Bay Area, Los Angeles, Santa Clara and Santa Barbara experienced price increases of 0.7% to 7.0%.  The slow down in residential real estate appreciation and the price depreciation in various regions is of concern to the partnership as depreciation erodes the value of the real estate assets securing its loans.

Commercial real estate has fared well in 2007.  Rents continued to remain stable or escalate.  As reported by NAI BT Commercial, the San Francisco Bay Area as a whole reported a 40 basis-point decrease in vacancy from 2006 to push vacancy rates to 11.25% at the close of 2007.  This marked the lowest vacancy level for the Bay Area’s office market since the second quarter of 2001.  The overall average asking rate increased almost $0.50 during 2007 closing the year at $2.98 per square foot full service.  This represented a 19% increase from 2006 and a 44% increase from $2.07 nearly four years ago.  Strong commercial rents and occupancy combined to keep values strong and stable a healthy result for the commercial portion of the partnership’s portfolio.

For the partnership loans outstanding at December 31, 2007, the partnership had an average loan-to-value of 67.29% computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Management believes low loan-to value ratios will assist the partnership in weathering loan delinquencies and foreclosures when they occur.

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2007 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years

Line of credit	$29,450	$—	$20,454	$8,996
Construction loans	—	—	—	—
Rehabilitation loans	6,997	6,997	—	—

Total	$36,447	$6,997	$20,454	$8,996

Item 7a – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and our line of credit as of December 31, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair values as of December 31, 2007 (in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$566						$566
Average interest rate	2.49%						2.49%
Loans secured by deeds of trust	$186,715	$61,384	$36,713	$6,935	$12,049	$1,772	$305,568
Average interest rate	9.94%	10.05%	9.84%	9.31%	9.66%	9.37%	9.92%
Interest bearing liabilities
Line of credit	$—	$818	$9,818	$9,818	$8,996	$—	$29,450
Average interest rate	6.75%						6.75%

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

PORTFOLIO REVIEW – For the years ended December 31, 2007, 2006 and 2005

Secured Loan Portfolio.

The partnership’s secured loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of December 31, 2007, 2006 and 2005 the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma, and Marin) represented $187,834,000 (61.48), $152,997,000 (58.60%) and $153,632,000 (71.78%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

The following table sets forth the distribution of loans held by the partnership by property type for the years ended December 31, 2007, 2006 and 2005 (in thousands):

December 31,

2007	2006	2005

Single Family (1-4 units)	$191,608	62.70%	$190,859	73.10%	$116,945	54.64%
Apartments (over 4 units)	9,369	3.07%	14,914	5.71%	19,209	8.98%
Commercial	100,933	33.03%	53,262	20.40%	65,167	30.45%
Land	3,658	1.20%	2,062	0.79%	12,691	5.93%

Total	$305,568	100.00%	$261,097	100.00%	$214,012	100.00%

As of December 31, 2007, the partnership held 116 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of December 31, 2007.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
As of December 31, 2007 (in thousands)

	# of Loans	Amount	Percent

1st Mortgages	62	$138,965	45.48%
2nd Mortgages	51	166,103	54.36%
3rd Mortgages	3	500	0.16%
Total	116	$305,568	100.00%

Maturing prior to 12/31/08	38	$186,715	61.11%
Maturing between 01/01/09 and 12/31/09	26	61,384	20.09%
Maturing between 01/01/10 and 12/31/10	17	36,713	12.01%
Maturing after 12/31/10	35	20,756	6.79%
Total	116	$305,568	100.00%

Average secured loan as a % of secured loan portfolio		$2,634	0.86%
Largest secured loan as a % of secured loan portfolio		34,383	11.25%
Smallest secured loan as a % of secured loan portfolio		61	0.02%
Average secured loan-to-appraised values of security
based on appraised values and prior liens at time
loan was consummated			67.29%
Largest secured loan as a % of partnership assets		34,383	9.95%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential losses of the partnership.  As of December 31, 2007, the general partners have determined the allowance for loan losses and losses on real estate owned of $5,886,000 (1.89% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  At December 31, 2007, the partnership had 19 loans past due 90 days or more in interest payments totaling $49,672,000.  Three of these 19 loans with principal totaling $15,620,000 were past due 90 days or more in interest payments and past maturity.  With respect to one of these three past maturity loans and four of the loans that is 90 days or more delinquent in interest payments, the partnership has filed notices of default, beginning the process of foreclosure.  The principal amounts of the five filed notices of default total $5,169,000 or 1.69% of the loan portfolio.  The partnership allows borrowers to occasionally continue to make the interest payments on debt past maturity for periods of time.  At December 31, 2007 the partnership had a combined total of 21 loans totaling $65,852,000, which were 90 days past maturity and/or past due 90 days or more in interest payments.

The partnership also makes loans requiring periodic disbursements of funds.  As of December 31, 2007 there were twelve such loans.  These include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans, which are periodically disbursed as of December 31, 2007, is set forth below (in thousands):

Complete Construction	Rehabilitation

Disbursed funds	$—	$90,324
Undisbursed funds	$—	$6,997

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  For each such Construction Loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process.  As of December 31, 2007, the partnership had no commitments for Construction Loans.  Funding of Construction loans is limited to 10% of the loan portfolio.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”.  As of December 31, 2007 the partnership had funded $90,324,000 in Rehabilitation Loans and $6,997,000 remained to be disbursed for a combined total of $97,321,000.  While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans carry some of the same risks as Construction Loans.  There is no limit on the amount of Rehabilitation Loans the partnership may make.

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets - December 31, 2007 and December 31, 2006
•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VIII
(A CALIFORNIA LIMITED PARTNERSHIP)
CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
DECEMBER 31, 2007 AND 2006
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

ARMANINO McKENNA  LLP
San Ramon, California
March 28, 2008

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands)

ASSETS

	2007	2006
Cash and cash equivalents	$11,591	$18,096

Loans
Loans, secured by deeds of trust	305,568	261,097
Loans, unsecured, net	345	—
Allowance for loan losses	(4,469)	(2,786)
Net loans	301,444	258,311

Interest and other receivables
Accrued interest and late fees	5,600	3,384
Due from affiliate	764	—
Advances on loans	2,358	96
Total interest and other receivables	8,722	3,480

Real estate owned
Real estate held	20,547	16,961
Real estate held for sale	4,479	10,618
Allowance for real estate losses	(1,417)	(2,348)
Net real estate	23,609	25,231
Loan origination fees, net	117	104

Total assets	$345,483	$305,222

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Line of credit	$29,450	$30,700
Accounts payable	62	76
Deferred revenue	355	—
Payable to affiliate	557	481
Total liabilities	30,424	31,257

Investors in applicant status	492	557
Minority interest	3,240	3,017

Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $1,791 and $1,743 for 2007 and 2006, respectively;
and net of Formation Loan receivable of $13,497 and $12,693
2007 and 2006, respectively	311,065	270,160

General partners’ capital, net of unallocated syndication costs of $18
and $18 for 2007 and 2006, respectively	262	231
Total partners’ capital	311,327	270,391

Total liabilities and partners’ capital	$345,483	$305,222

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except for per limited partner amounts)

	2007	2006	2005
Revenues
Interest on loans	$28,502	$26,395	$19,203
Interest-interest bearing accounts	87	63	100
Late fees	257	241	120
Imputed interest on Formation loan	680	500	395
Other	91	126	370
Total revenues	29,617	27,325	20,188

Expenses
Mortgage servicing fees	1,449	2,479	1,736
Interest expense	1,873	2,344	278
Amortization of loan origination fees	104	91	65
Provision for losses on loans and real estate owned	1,788	1,195	855
Asset management fees	1,143	991	814
Clerical costs from Redwood Mortgage Corp.	333	329	298
Professional services	423	231	147
Amortization of discount on imputed interest	680	500	395
Other	252	293	232
Total expenses	8,045	8,453	4,820

Net income	$21,572	$18,872	$15,368

Net income
General partners (1%)	$216	$188	$154
Limited partners (99%)	21,356	18,684	15,214

	$21,572	$18,872	$15,368

Net income per $1,000 invested by
limited partners for entire period
Where income is reinvested	$71	$71	$70
Where partner receives income in monthly distributions	$69	$69	$68

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

		Limited Partners
	Investors	Capital			Total
	In	Account	Unallocated	Formation	Limited
	Applicant	Limited	Syndication	Loan,	Partners’
	Status	Partners	Costs	Gross	Capital

Balances at December 31, 2004	$424	$194,203	$(1,084)	$(9,751)	$183,368
Contributions on application	39,816	—	—	—	—
Formation loan increases	—	—	—	(2,978)	(2,978)
Formation loan payments received	—	—	—	1,178	1,178
Interest credited to partners in applicant status	41	—	—	—	—
Interest withdrawn	(15)	—	—	—	—
Transfers to partners’ capital	(39,490)	39,490	—	—	39,490
Net income	—	15,214	—	—	15,214
Syndication costs incurred	—	—	(837)	—	(837)
Allocation of syndication costs	—	(257)	257	—	—
Partners’ withdrawals	—	(7,465)	—	—	(7,465)
Early withdrawal penalties	—	(56)	11	45	—

Balances at December 31, 2005	776	241,129	(1,653)	(11,506)	227,970
Contributions on application	34,811	—	—	—	—
Formation loan increases	—	—	—	(2,674)	(2,674)
Formation loan payments received	—	—	—	1,422	1,422
Interest credited to partners in applicant status	21	—	—	—	—
Interest withdrawn	(7)	—	—	—	—
Transfers to partners’ capital	(35,044)	35,044	—	—	35,044
Net income	—	18,684	—	—	18,684
Syndication costs incurred	—	—	(440)	—	(440)
Allocation of syndication costs	—	(335)	335	—	—
Partners’ withdrawals	—	(9,846)	—	—	(9,846)
Early withdrawal penalties	—	(80)	15	65	—

Balances at December 31, 2006	557	284,596	(1,743)	(12,693)	270,160
Contributions on application	32,570	—	—	—	—
Formation loan increases	—	—	—	(2,444)	(2,444)
Formation loan payments received	—	—	—	1,564	1,564
Interest credited to partners in applicant status	28	—	—	—	—
Interest withdrawn	(11)	—	—	—	—
Transfers to partners’ capital	(32,652)	32,652	—	—	32,652
Net income	—	21,356	—	—	21,356
Syndication costs incurred	—	—	(418)	—	(418)
Allocation of syndication costs	—	(353)	353	—	—
Partners’ withdrawals	—	(11,805)	—	—	(11,805)
Early withdrawal penalties	—	(93)	17	76	—

Balances at December 31, 2007	$492	$326,353	$(1,791)	$(13,497)	$311,065

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	General Partners
	Capital		Total
	Account	Unallocated	General	Total
	General	Syndication	Partners’	Partners’
	Partners	Costs	Capital	Capital

Balances at December 31, 2003	$174	$(11)	$163	$183,531
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(2,978)
Formation loan payments received	—	—	—	1,178
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	40	—	40	39,530
Net income	154	—	154	15,368
Syndication costs incurred	—	(8)	(8)	(845)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	(152)	—	(152)	(7,617)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2005	213	(16)	197	228,167
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(2,674)
Formation loan payments received	—	—	—	1,422
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	35	—	35	35,079
Net income	188	—	188	18,872
Syndication costs incurred	—	(5)	(5)	(445)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	(184)	—	(184)	(10,030)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2006	249	(18)	231	270,391
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(2,444)
Formation loan payments received	—	—	—	1,564
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	31	—	31	32,683
Net income	216	—	216	21,572
Syndication costs incurred	—	(4)	(4)	(422)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	(212)	—	(212)	(12,017)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2007	$280	$(18)	$262	$311,327

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$21,572	$18,872	$15,368
Adjustments to reconcile net income to
net cash provided by operating activities
Amortization of loan origination fees	104	91	65
Imputed interest income	(680)	(500)	(395)
Amortization of discount	680	500	395
Provision for losses on loans and real estate owned	1,788	1,195	855
Realized (gain) loss on sale of real estate	—	—	(183)
Change in operating assets and liabilities
Accrued interest and late fees	(2,749)	(578)	1,040
Advances on loans	(2,317)	(109)	(63)
Due from affiliate	(764)
Loan origination fees	(117)	(122)	(75)
Accounts payable	(14)	66	(15)
Deferred revenue	355	-	-
Payable to affiliate	76	(8)	(149)
Net cash provided by operating activities	17,934	19,407	16,843

Cash flows from investing activities
Loans originated	(137,635)	(159,745)	(169,460)
Principal collected on loans	91,134	107,656	118,772
Unsecured loans	—	—	34
Payments for development of real estate	(2,096)	(520)	(939)
Proceeds from disposition of real estate	5,886	635	1,541
Net cash used in investing activities	(42,711)	(51,974)	(50,052)

Cash flows from financing activities
Borrowings (repayments) on line of credit, net	(1,250)	(1,300)	16,000
Contributions by partner applicants	32,618	34,862	39,882
Partners’ withdrawals	(12,017)	(10,030)	(7,617)
Syndication costs paid	(422)	(445)	(845)
Formation loan lending	(2,444)	(2,674)	(2,978)
Formation loan collections	1,564	1,422	1,178
Increase to (distribution from) minority interest	223	(25)	141
Net cash provided by financing activities	18,272	21,810	45,761

Net increase (decrease) in cash and cash equivalents	(6,505)	(10,757)	12,552

Cash and cash equivalents - beginning of year	18,096	28,853	16,301

Cash and cash equivalents - end of year	$11,591	$18,096	$28,853

Supplemental disclosures of cash flow information
Cash paid for interest	$1,873	$2,344	$278

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1.        Organizational and General

Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”), was organized in 1993.  The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp., both California corporations, whose majority owner is Michael R. Burwell.  The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by Redwood Mortgage Corp.  At December 31, 2007, the Partnership was in its sixth offering stage, wherein contributed capital totaled $279,420,000 of approved aggregate offerings of $300,000,000.  As of December 31, 2007 and 2006, $492,000 and $557,000, respectively, remained in applicant status, and total Partnership units sold were in the aggregate of $279,420,000 and $246,850,000, respectively.

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

The formation loan relating to the initial offering ($15,000,000) totaled $1,075,000, which was 7.2% of limited partners’ contributions of $14,932,000.  It is being repaid, without interest, in ten annual installments of $107,000, which commenced on January 1, 1997, following the year the initial offering closed.  Payments on this loan were also made during the offering period prior to the close of the offering. As of December 31, 2007 this Formation Loan has been fully repaid.

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
December 31, 2007, 2006 and 2005

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

The formation loan relating to the sixth offering ($100,000,000) totaled $6,006,000 as of December 31, 2007, which was 7.5% of the limited partners contributions of $79,607,000 through December 31, 2007.  An equal annual repayment schedule on this loan, without interest, will commence in the year subsequent to the closing of this offering.  Payments on this loan are being made during the offering stage prior to the close of the offering.

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

The following summarizes formation loan transactions to December 31, 2007 (in thousands):

	Initial	Subsequent	Third	Fourth	Fifth	Sixth
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$79,607	$279,420

Formation Loan made	$1,075	$2,272	$2,218	$3,777	$5,661	$6,006	$21,009
Unamortized discount
on imputed interest	—	(263)	(323)	(691)	(2,567)	(2,692)	(6,536)
Formation Loan
made, net	1,075	2,009	1,895	3,086	3,094	3,314	14,473
Repayments to date	(991)	(1,586)	(1,122)	(1,538)	(1,385)	(441)	(7,063)
Early withdrawal
penalties applied	(84)	(142)	(107)	(50)	(66)	—	(449)
Formation Loan, net
at December 31, 2007	—	281	666	1,498	1,643	2,873	6,961
Unamortized discount
on imputed interest	—	263	323	691	2,567	2,692	6,536
Balance,
December 31, 2007	$—	$544	$989	$2,189	$4,210	$5,565	$13,497

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.5%	7.5%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1.        Organizational and General (continued)

Sales commissions - formation loans (continued)

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%.  An estimated amount of imputed interest is recorded for offerings still outstanding.  During 2007, 2006 and 2005, $680,000, $500,000 and $395,000, respectively, was recorded related to amortization of the discount on imputed interest.

Syndication costs

The Partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Through December 31, 2007, syndication costs of $4,685,000 had been incurred by the Partnership with the following distribution (in thousands):

Costs incurred	$4,685
Early withdrawal penalties applied	(146)
Allocated to date	(2,730)

December 31, 2007 balance	$1,809

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
December 31, 2007, 2006 and 2005

1.        Organizational and General (continued)

Syndication costs (continued)

Syndication costs attributable to the sixth offering ($100,000,000) will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners.  As of December 31, 2007, the sixth offering had incurred syndication costs of $1,427,000 (1.79% of contributions).

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

Management estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate owned.  Actual results could differ significantly from these estimates.

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
December 31, 2007, 2006 and 2005

2.        Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  At December 31, 2007 and 2006, there were no loans categorized as impaired by the Partnership.  The average recorded investment in impaired loans was $0 for 2007, 2006 and 2005.

At December 31, 2007 and 2006, the Partnership had 21 and 10 loans 90 days past maturity and/or past due 90 days or more in interest payments, totaling $65,852,000 and $30,055,000, respectively.  In addition, accrued interest, late charges and advances on these loans totaled $5,095,000 and $1,568,000 at December 31, 2007 and 2006, respectively.  The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.  As presented in Note 10 to the consolidated financial statements, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated for loans outstanding at December 31, 2007 and 2006 was 67.29% and 65.95% respectively.  When loans are considered impaired the allowance for loan losses is updated to reflect the change in the valuation of collateral security.  However, a low loan to value ratio has the tendency to minimize reductions for impairment.

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
December 31, 2007, 2006 and 2005

2.         Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows (in thousands):

	December 31,
	2007		2006		2005

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:

Domestic
Real estate –
mortgage
Single family
(1-4 units)	$ 3,028	62.71%	$ 1,673	73.10%	$ 1,598	54.64%
Apartments	158	3.07%	160	5.71%	145	8.98%
Commercial	1,210	33.03%	887	20.40%	1,140	30.45%
Land	73	1.20%	66	0.79%	255	5.93%
Total real estate-mortgage	4,387	100.00%	2,786	100.00%	3,138	100.00%
Unsecured	82	100.00%
Total	$ 4,469	100.00%	$ 2,786	100.00%	$ 3,138	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

2.          Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows (in thousands):

Years Ended December 31,

	2007	2006	2005
Balance at beginning of year	$2,786	$3,138	$2,343

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	(13)	(112)	(26)
Apartments	(11)	—	—
Commercial	(363)	(15)	(34)
Land	(46)	—	—
	(433)	(127)	(60)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
	—	—	—
Net charge-offs	(433)	(127)	(60)
Additions charge to operations	1,788	927	855
Transfer from (to) real estate owned reserve	328	(1,152)	—

Balance at end of year	$4,469	$2,786	$3,138

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.14%	0.05%	0.03%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

2.        Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, the Partnership cash balances exceed federally insured limits.

Real estate owned

Real estate owned includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed

The Partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.  During 2007, the Partnership transferred $328,000 to the allowance for loan losses from the allowance for real estate owned.

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
December 31, 2007, 2006 and 2005

2.         Summary of Significant Accounting Policies (continued)

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  During 2007, 2006 and 2005, late fee revenue of $257,000, $241,000 and $120,000, respectively, was recorded.  The Partnership has a recorded late fee receivable at December 31, 2007 and 2006 of $186,000 and $92,000, respectively.

Recently issued accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income. SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the Partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The Partnership adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have a material impact on the Partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

2.         Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements (continued)

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, an entity must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 was effective for the year ended December 31, 2006.  The application of SAB 108 did not have an impact on the Partnership’s financial condition and results of operations.

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

During 2007, 2006 and 2005, interest totaling $28,000, $21,000 and $41,000, respectively, was credited to partners in applicant status.  As loans were made and partners were transferred to regular status to begin sharing in Partnership operating income, the interest credited was either paid to the investors or transferred to partners’ capital along with the original investment.

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
December 31, 2007, 2006 and 2005

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

The following are commissions and/or fees that are paid to the general partners:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership.  In 2007, 2006 and 2005, loan brokerage commissions paid by the borrowers were $2,932,000, $3,496,000, and $3,697,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

4.	General Partners and Related Parties (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Mortgage servicing fees of $1,449,000, $2,479,000 and $1,736,000 were incurred for 2007, 2006 and 2005, respectively.  The Partnership had a payable to Redwood Mortgage Corp. for servicing fees of $557,000 and $481,000 at December 31, 2007 and 2006, respectively.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations up to 1/32 of 1% of the “net asset value” (3/8 of 1% annual).  Asset management fees of $1,143,000, $991,000 and $814,000 were incurred for 2007, 2006 and 2005, respectively.

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

The Partnership receives certain operating and administrative services from Redwood Mortgage Corp., a general partner.  Redwood Mortgage Corp. may be reimbursed by the Partnership for operating expenses incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  During 2007, 2006 and 2005, operating expenses totaling $333,000, $329,000 and $298,000, respectively, were reimbursed to Redwood Mortgage Corp.  To the extent that some operating and administrative services were not reimbursed, the financial position and results of Partnership operation may be different.

Contributed capital

The general partners jointly or severally are to contribute 1/10 of 1% of limited partners’ contributions in cash contributions as proceeds from the offerings are received from the limited partners.  As of December 31, 2007 and 2006, Gymno Corporation, a general partner, had capital in accordance with Section 4.02(a) of the Partnership Agreement.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

5.	Real Estate Owned

Real Estate Held

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties are purchased or acquired through foreclosure.  Several factors are considered in determining the classification of real estate held or real estate held for sale.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the criteria of SFAS 144 are met.  As a property’s status changes, reclassifications may occur.

The following schedule for real estate held, reflects the cost of the properties and recorded reductions to estimated fair values, at December 31 (in thousands):

	2007	2006
Real estate held
Costs of properties	$20,547	$16,961
Reduction in value	(917)	(929)

Real estate held , net	$19,630	$16,032

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,320,000 in loans receivable, $399,000 in accrued interest, $52,000 in advances and $25,000 in late charge receivables.  As of December 31, 2007 the partnership’s investment in this property totaled $2,679,000.

In December 2004, the Partnership acquired land through a deed in lieu of foreclosure.  At this date the Partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  One parcel during 2006 was sold.  The Partnership incurred a loss on this sale of $73,000, which had been previously reserved for.  At December 31, 2007 and 2006, the Partnership’s total investment in this property was $3,222,000, net of a remaining reserve of $417,000.

In September 2004, the Partnership acquired a single family residence through a foreclosure sale.  At the time the Partnership took ownership of the property, the Partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The Partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At December 31, 2007 and 2006, the Partnership’s total investment in this property was $1,857,000 and $1,759,000, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

5.	Real Estate Owned (continued)

During 2005, the Partnership acquired a multi-unit property through foreclosure.  At the time the Partnership took ownership of the property, the Partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances.  Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”).  The Partnership owns a 72.50% interest in Larkin and the other three affiliates collectively own the remaining 27.50%.  No valuation allowance has been established against this property as management is of the opinion that the property will have adequate equity to recover all partnerships’ investments.  The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the Partnership.  As of December 31, 2007, approximately $1,708,000 in costs related to the development of this property have been capitalized.  During 2006, the Partnership recovered $431,000 from one of the guarantors of the original loan.  As of December 31, 2007, the Partnership’s investment, together with the other affiliated partnerships, totaled $11,872,000.

Real Estate Held for Sale

The following schedule for real estate held for sale, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at December 31 (in thousands):

	2007	2006
Real estate held for sale
Costs of properties	$4,479	$10,618
Reduction in value	(500)	(1,419)

Real estate held for sale, net	$3,979	$9,199

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

During 2002, a single-family residence that secured a Partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the Partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the Partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were being expensed.  At December 31, 2007 and 2006, the Partnership’s total investment in Russian was $3,979,000, net of a valuation allowance of $500,000.  The property is classified as held for sale as we expect to sell the property during 2008.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

6.	Income Taxes

The following reflects a reconciliation of partners’ capital reflected in the consolidated financial statements to the tax basis of Partnership capital (in thousands):

	2007	2006

Partners’ capital per consolidated
financial statements	$311,327	$270,391
Unallocated syndication costs	1,809	1,761
Allowance for loan losses and
real estate owned	5,886	5,134
Formation loans receivable	13,497	12,693

Partners’ capital - tax basis	$332,519	$289,979

In 2007 and 2006, approximately 49% and 44%, respectively, of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

7.        Bank Line of Credit

The Partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement.  The line of credit matures on November 15, 2008, with borrowings at prime less 0.50% and secured by the Partnership’s loan portfolio.  The outstanding balances were $29,450,000 and $30,700,000 at December 31, 2007 and 2006, respectively.  The interest rate was 6.75% at December 31, 2007 and 7.75% at December 31, 2006.  The Partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.  The line of credit requires the Partnership to comply with certain financial covenants.  The Partnership was in compliance with these covenants at December 31, 2007 and 2006.  There is an option to convert the line of credit to a term loan that would be payable over 36 months.

8.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans carrying value was $305,568,000 and $261,097,000 at December 31, 2007 and 2006, respectively.  The fair value of these loans of $307,654,000 and $261,692,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)	Line of credit and loan commitments. The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

9.	Non-Cash Transactions

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,320,000 in loans receivable, $399,000 in accrued interest, $52,000 in advances and $25,000 in late charge receivables.

During 2006, a previous real estate owned property was sold with the Partnership providing financing.  This resulted in a decrease to real estate owned of $588,000 and an increase to secured loans of $588,000.

During 2006, the Partnership foreclosed on one property (see Note 5), which resulted in an increase in real estate owned of $6,028,000, and a decrease in secured loans receivable, accrued interest and advances of $5,464,000, $448,000 and $116,000, respectively.

During 2005, the Partnership foreclosed on, or acquired property through deed in lieu of foreclosure, two properties (see Note 5), which resulted in an increase in real estate owned and minority interest of $11,954,000 and $2,901,000, respectively, and a decrease in secured loans receivable, accrued interest and advances of $8,361,000, $601,000 and $91,000, respectively.

During 2004, the Partnership foreclosed on, or acquired property through deeds in lieu of foreclosure, four properties (see Note 5), which resulted in an increase in real estate owned and allowance for real estate owned of $6,315,000 and $500,000, respectively and a decrease in secured loans receivable, accrued interest, advances, and allowance for loan losses of $4,422,000, $1,840,000, $53,000 and $500,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

10.	Loan Concentrations and Characteristics

Most loans are secured by recorded deeds of trust. At December 31, 2007 and 2006, there were 116 and 105 secured loans outstanding, respectively, with the following characteristics (dollars in thousands):

	2007	2006

Number of secured loans outstanding	116	105
Total secured loans outstanding	$305,568	$261,097

Average secured loan outstanding	$2,634	$2,487
Average secured loan as percent of total
secured loans	0.86%	0.95%
Average secured loan as percent
of partners’ capital	0.85%	0.92%

Largest secured loan outstanding	$34,383	$32,156
Largest secured loan as percent of total
secured loans	11.25%	12.32%
Largest secured loan as percent
of partners’ capital	11.04%	11.89%
Largest secured loan as percent of total assets	9.95%	10.54%

Number of counties where security
is located (all California)	32	24
Largest percentage of secured loans
in one county	23.63%	25.36%

Number of secured loans in foreclosure status	5	2
Amount of secured loans in foreclosure	$5,169	$2,108

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

10.	Asset Concentrations and Characteristics (continued)

The following secured loan categories were held at December 31, 2007 and 2006 (in thousands):

	2007	2006

First trust deeds	$138,965	$125,061
Second trust deeds	166,103	133,623
Third trust deeds	500	2,413
Total loans	305,568	261,097
Prior liens due other lenders at time of loan	433,797	329,554

Total debt	$739,365	$590,651

Appraised property value at time of loan	$1,098,743	$895,621

Average secured loan to appraised value
of security based on appraised values and
prior liens at time loan was consummated	67.29%	65.95%

Secured loans by type of property
Single family (1-4 units)	$191,608	$190,859
Apartments	9,369	14,914
Commercial	100,933	53,262
Land	3,658	2,062

	$305,568	$261,097

The interest rates on the loans range from 7.0% to 13.0% at December 31, 2007 and 7.0% to 13.0% at December 31, 2006.

Scheduled maturity dates of secured loans as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,

2008	$186,715
2009	61,384
2010	36,713
2011	6,935
2012	12,049
Thereafter	1,772

$305,568

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

10.	Loan Concentrations and Characteristics (continued)

The scheduled maturities for 2008 include seven loans totaling $35,472,000, and representing 11.61% of the portfolio, which are past maturity at December 31, 2007.  Interest payments on five of these loans were delinquent and are included in the total of loans 90 days or more delinquent presented in Note 2.  Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.  It is the partnership’s experience that loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The Partnership had 11% of its receivable balance due from one borrower at December 31, 2007.  Interest revenue for this borrower accounted for approximately 11.16% of interest revenue for the year ended December 31, 2007.

11.	Commitments and Contingencies

Construction / rehabilitation loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2007, there were $6,997,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans, cash and capital contributions from investors.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

The Partnership periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The Partnership is not obligated to fund additional money as of December 31, 2007.  As of December 31, 2007, there are three loans under workout agreements totaling $368,000.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

12.	Selected Financial Information (Unaudited)

Calendar Quarter
(in thousands, except for per limited partner amounts)

	First	Second	Third	Fourth	Annual

Revenues
2007	$7,098	$7,200	$7,620	$7,699	$29,617
2006	$6,659	$6,997	$6,847	$6,822	$27,325

Expenses
2007	$1,958	$1,880	$2,068	$2,139	$8,045
2006	$2,247	$2,371	$2,017	$1,818	$8,453

Net income allocated
to general partners
2007	$51	$54	$55	$56	$216
2006	$44	$46	$48	$50	$188

Net income allocated
to limited partners
2007	$5,089	$5,266	$5,497	$5,504	$21,356
2006	$4,368	$4,580	$4,782	$4,954	$18,684

Net income per $1,000
invested where income is
Compounded
2007	$17	$18	$18	$18	$71
2006	$17	$17	$17	$20	$71

Withdrawn
2007	$17	$17	$17	$18	$69
2006	$17	$17	$17	$18	$69

13.        Subsequent Events

Subsequent to December 31, 2007 and through March 24, 2008, the Partnership has received $6,365,000 of new investor money for the current offering and had admitted $6,610,000 of partners in applicant status into the Partnership.  The admitted amount includes $492,000 that awaited admission at December 31, 2007.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	B	C
	Balance at	Additions				E
	Beginning	Charged to	Charged			Balance
A	of	Costs and	to Other	D		at End
Description	Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2005

Deducted from asset accounts

Allowance for loan losses	$ 2,343	$ 855	$ —	$ (60)	(a)	$ 3,138

Cumulative write-down of
real estate owned (REO)	1,000	—	—	—		1,000

	$ 3,343	$ 855	$ —	$ (60)	(a)	$ 4,138

Year Ended December 31, 2006

Deducted from asset accounts

Allowance for loan losses	$ 3,138	$ 927	$ —	$ (1,279)	(a)	$ 2,786

Cumulative write-down of
real estate owned (REO)	1,000	268	—	1,080	(a)	2,348

	$ 4,138	$ 1,195	$ —	$ (199)	(a)	$ 5,134

Year Ended December 31, 2007

Deducted from asset accounts

Allowance for loan losses	$ 2,786	$ 1,788	$ —	$ (105)	(a)	$ 4,469

Cumulative write-down of
real estate owned (REO)	2,348	—	—	(931)	(a)	1,417

	$ 5,134	$ 1,788	$ —	$ (1,036)	(a)	$ 5,886

Note (a) - Represents write-offs of loans or transfers

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

							Col H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Comm.	11.75%	12/01/09	$3	$—	$148	$61	$—	1st	Yuba
Res.	12.00%	05/01/03	12	—	1,210	1,210	1,210	1st	Marin
Apts.	12.50%	02/14/10	4	53	39	304	—	2nd	Contra Costa
Land	9.50%	07/01/09	8	—	987	986	—	1st	Santa Clara
Comm.	13.00%	11/01/06	44	8,100	4,550	4,072	4,072	2nd	Santa Clara
Comm.	11.25%	04/01/08	9	—	900	747	—	1st	El Dorado
Comm.	12.00%	07/01/09	25	—	2,500	2,500	—	1st	Sacramento
Apts.	9.50%	01/01/09	4	—	413	395	—	1st	San Joaquin
Res.	8.50%	10/01/10	4	189	500	484	—	2nd	Alameda
Res.	8.50%	02/01/09	1	42	85	82	—	3rd	San Mateo
Comm.	9.00%	06/01/09	4	2,850	500	487	—	2nd	Santa Clara
Res.	9.25%	07/01/09	6	16	690	673	—	2nd	San Mateo
Comm.	9.00%	08/01/09	12	—	2,000	1,600	—	1st	San Francisco
Comm.	9.50%	08/01/09	16	—	1,947	1,902	—	1st	Alameda
Res.	8.75%	09/01/06	88	—	11,684	11,684	—	1st	Contra Costa
Res.	10.00%	12/31/07	75	11,684	15,288	8,701	—	2nd	Contra Costa
Comm.	9.50%	01/01/09	25	—	3,113	3,113	—	1st	San Francisco
Res.	8.50%	03/15/10	10	2,097	450	438	—	2nd	Napa
Comm.	10.00%	02/01/08	16	2,200	2,335	1,857	—	1st	Amador
Comm.	9.00%	03/01/10	2	179	204	196	—	2nd	Monterey
Res.	9.25%	07/01/08	7	—	4,464	889	—	1st	Sutter
Res.	9.25%	05/01/10	1	411	160	157	—	2nd	San Mateo
Res.	10.00%	03/01/09	77	36,000	8,165	8,983	—	2nd	San Francisco
Res.	9.00%	05/01/10	1	286	70	69	—	2nd	El Dorado
Res.	8.50%	10/01/10	2	379	325	318	—	3rd	Alameda
Comm.	8.42%	10/01/08	37	5,731	5,341	5,341	—	1st	Alameda
Res.	12.50%	07/01/08	44	19,700	4,250	4,112	—	2nd	San Mateo
Comm.	9.00%	08/01/15	13	9,500	1,000	913	913	2nd.	San Francisco
Res.	9.00%	08/01/10	1	—	140	138	—	1st	Ventura
Res.	8.50%	04/01/09	3	—	3,450	441	—	1st	Sacramento
Res.	9.00%	04/01/09	22	2,033	2,325	2,812	—	2nd	Sacramento
Res.	9.25%	07/01/08	24	—	3,555	3,272	—	1st	San Joaquin
Comm.	9.50%	10/01/10	11	105	1,250	1,232	—	2nd.	Alameda
Res.	9.25%	07/01/08	8	—	1,265	1,177	—	1st	San Joaquin
Res.	11.00%	05/01/08	38	18,744	4,080	4,031	—	2nd	Santa Clara
Comm.	9.50%	10/01/10	37	—	4,200	4,110	—	1st	Alameda
Res.	10.00%	11/01/07	20	11,500	2,564	2,407	2,407	2nd	Contra Costa
Res.	12.00%	12/01/07	13	3,797	1,265	1,265	1,265	2nd	San Diego
Comm.	9.50%	04/01/08	23	—	2,900	2,898	—	1st	San Francisco
Res.	10.00%	01/01/08	14	2,187	4,500	1,684	—	2nd	Alameda
Res.	9.00%	02/01/08	68	—	15,188	,120	9,120	1st	Los Angeles
Res.	10.25%	02/01/08	102	14,632	11,529	11,529	11,529	2nd	Los Angeles
Res.	9.00%	02/01/11	11	—	1,350	1,332	—	1st	Placer
Res.	10.25%	09/01/07	88	39,000	8,350	10,338	10,338	2nd	Los Angeles
Res.	9.25%	04/01/08	271	22,876	40,444	34,383	—	2nd	Sacramento
Res.	10.00%	05/01/08	31	22,155	4,184	3,566	—	2nd	Alameda
Res.	10.00%	05/01/08	17	12,512	2,200	1,988	1,988	2nd	Alameda

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

							Col H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to	Col. J
Col. B		Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Res.	10.00%	05/01/08	12	9,576	1,696	1,379	1,379	2nd	Alameda
Res.	9.50%	06/01/07	37	—	6,796	4,496	—	1st	Fresno
Res.	10.00%	08/01/09	85	32,200	10,175	9,847	—	2nd	San Francisco
Res.	8.88%	07/01/11	16	4,550	2,100	2,100	—	2nd	San Francisco
Res.	8.75%	07/01/08	40	—	5,520	5,520	—	1st.	Contra Costa
Res.	10.00%	07/01/08	63	5,520	6,225	7,344	—	2nd	Contra Costa
Comm.	12.00%	7/1/2009	39	2,500	3,858	3,763	—	2nd	Sacramento
Res.	9.75%	8/1/2011	1	165	66	66	—	2nd	Stanislaus
Res.	9.75%	09/01/11	1	120	120	119	119	2nd	San Bernardino
Res.	9.75%	09/01/11	7	2,550	850	844	—	2nd	San Francisco
Res.	9.25%	09/01/11	7	—	800	793	—	1st	San Joaquin
Res.	9.75%	09/01/11	1	120	80	79	80	2nd	Humboldt
Res.	10.25%	10/01/08	20	—	3,949	2,220	—	1st	Contra Costa
Land	7.00%	10/01/09	3	—	928	588	—	1st	Stanislaus
Res.	9.25%	11/01/11	1	—	125	149	—	1st	San Francisco
Res.	9.00%	11/01/11	1	769	100	99	99	2nd	Los Angeles
Apts.	10.25%	11/01/11	4	—	450	447	—	1st	Butte
Res.	9.50%	11/01/12	34	—	6,200	3,629	—	1st	San Mateo
Res.	10.00%	12/01/11	3	—	345	345	345	1st	Alameda
Comm.	10.25%	12/01/08	2	—	275	275	—	1st	Kern
Res.	10.25%	01/01/09	30	—	3,550	3,550	—	1st	Napa
Res.	9.25%	01/01/12	1	238	130	129	—	2nd	Riverside
Res.	9.75%	01/01/11	5	330	561	560	560	2nd	San Diego
Res.	10.25%	01/01/09	3	—	1,372	359	—	1st	Santa Clara
Apts.	9.25%	01/01/10	3	—	345	345	—	1st	San Francisco
Res.	9.75%	02/01/12	1	245	73	73	73	2nd	Yolo
Comm.	10.50%	01/01/10	24	—	2,750	2,750	2,750	1st	San Francisco
Res.	9.75%	03/01/12	1	—	128	127	—	1st	Kern
Res.	10.00%	02/01/12	2	—	231	230	—	1st	Los Angeles
Res.	10.25%	02/01/10	5	—	630	630	—	1st	San Joaquin
Apts.	9.75%	02/01/08	3	—	420	420	—	1st	Solano
Res.	12.00%	09/01/08	54	30,277	4,443	7,068	—	2nd	San Francisco
Res.	9.25%	02/01/12	1	—	100	100	—	1st	San Bernardino
Res.	9.25%	02/01/12	2	800	300	298	—	2nd	Solano
Res.	10.00%	03/01/09	12	—	8,365	1,350	—	1st	San Francisco
Comm.	10.00%	04/01/12	3	2,256	300	300	—	2nd	Butte
Res.	10.00%	09/01/08	11	—	1,272	1,272	—	1st	Solano
Apts.	10.50%	04/01/09	26	—	3,015	3,015	—	1st.	San Francisco
Apts.	10.50%	04/01/10	6	826	700	693	—	2nd	Napa
Apts.	10.25%	12/01/08	13	7,560	1,540	1,462	—	2nd	Santa Clara
Land	10.00%	05/01/08	7	—	833	833	—	1st	Alameda
Res.	9.75%	05/01/10	30	13,944	3,750	3,750	—	2nd	Riverside
Res.	9.25%	06/01/09	44	1,650	5,750	5,750	—	1st	San Diego
Comm.	10.00%	06/01/10	138	4,000	16,500	16,500	—	1st	San Francisco

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

							Col H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Res.	9.75%	07/01/12	30	11,397	3,677	3,677	—	2nd	San Francisco
Res.	10.00%	07/01/12	2	—	205	205	—	1st	Riverside
Res.	10.00%	07/01/12	2	—	263	262	262	1st	Los Angeles
Res.	9.50%	07/01/12	3	—	374	373	—	1st	Madera
Comm.	10.50%	08/01/08	7	8,000	1,000	814	—	2nd	San Francisco
Res.	9.75%	08/01/12	10	—	1,163	1,163	1,163	1st	Riverside
Comm.	10.50%	08/01/08	55	—	6,240	6,240	—	1st	San Francisco
Res.	10.00%	08/01/12	3	613	350	349	—	2nd	Contra Costa
Comm.	9.50%	09/01/10	36	19,700	4,600	4,600	—	2nd	Sonoma
Res.	10.00%	11/01/12	2	—	263	263	—	1st	Sacramento
Res.	9.25%	11/01/12	1	506	100	100	—	1st	San Diego
Res.	10.00%	11/01/09	14	—	1,648	1,648	—	1st	San Mateo
Res.	9.25%	11/01/12	3	—	377	377	—	1st	Orange
Res.	10.25%	12/01/09	1	335	100	100	—	3rd	Contra Costa
Comm.	10.50%	11/01/09	55	—	7,250	6,129	—	1st	Alameda
Res.	9.50%	11/01/08	2	—	275	275	—	1st	Alameda
Land	10.50%	12/01/09	2	—	250	250	—	1st	Lake
Comm.	10.50%	11/01/08	100	22,300	12,000	11,375	—	2nd	Alameda
Res.	10.00%	11/01/12	2	—	209	209	—	1st	Calaveras
Res.	9.25%	12/01/12	2	385	186	186	—	2nd	Los Angeles
Land	10.50%	12/01/09	9	—	1,000	1,000	—	1st	Alameda
Res.	9.00%	01/01/13	2	358	204	204	—	2nd	San Mateo
Res.	10.00%	01/01/13	1	349	100	100	—	2nd	Santa Clara
Res.	10.00%	01/01/13	5	—	556	556	—	1st	Contra Costa
Comm.	10.00%	07/01.08	79	—	9,450	9,450	—	1st	Los Angeles
			$2,852	$433,797	$347,613	$305,568	$49,672

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
 (in thousands)

Reconciliation of carrying amount (cost) of loans at close of periods

Year ended December 31,

	2007	2006	2005
Balance at beginning of year	$261,097	$214,012	$171,745

Additions during period
New loans	137,635	159,745	169,460
Other	—	588	—
Total additions	137,635	160,333	169,460

Deductions during period
Collections of principal	91,134	107,656	118,772
Foreclosures	1,320	5,464	8,361
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	710	128	60
Total deductions	93,164	113,248	127,193

Balance at close of year	$305,568	$261,097	$214,012

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2007 and 2006.

Item 9a – Controls and Procedures

As of December 31, 2007, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15.  There were no changes in the partnership’s internal control over financial reporting during the partnership’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

The General Partners.

Michael R. Burwell.  Michael R. Burwell, age 51, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2007.  All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
I. Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$1,449,000
(General Partner)

General Partners &/or Affiliates	Asset Management Fee for managing assets	$1,143,000

General Partners	1% interest in profits	$216,000
	Less allocation of syndication costs	$4,000
		$212,000

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$73,000

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2007 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$2,932,000

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the partnership	$40,000

Gymno Corporation	Reconveyance Fee	$16,193

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2007 . . . .. . . . . . . . . . . . . . . . . .  $333,000

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2007 and 2006 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2007 and 2006 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $180,624 and $211,086, respectively.

Audit Related Fees  There were no fees billed during the years ended December 31, 2007 and 2006 for audit-related services.

Tax fees  The aggregate fees billed for tax services for the years ended December 31, 2007 and 2006, were $10,525 and $10,514, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees  There were no other fees billed during the years ended December 31, 2007 and 2006.

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

B.           See A (3) above.

C.
See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated August 4, 2005, supplement No. 5 dated March 6, 2008 (post effective amendment No. 7 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2008.

REDWOOD MORTGAGE INVESTORS VIII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
and Principal Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2008.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2008

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	March 31, 2008

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2008

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

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

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
March 31, 2008

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

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

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2008

Exhibit 31.3

PRESIDENT’S CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

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
March 31, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2008

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2008