Form 10-Q
period 2008-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2008-05-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)
(in thousands)

ASSETS

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$16,151	$11,591

Loans
Loans, secured by deeds of trust	355,754	305,568
Loans, unsecured	345	345
Allowance for loan losses	(5,435)	(4,469)
Net loans	350,664	301,444

Interest and other receivables
Accrued interest and late fees	6,431	5,600
Due from affiliate	350	764
Advances on loans	3,961	2,358
Total interest and other receivables	10,742	8,722

Real estate owned
Real estate held	20,996	20,547
Real estate held for sale	4,867	4,479
Allowance for real estate losses	(1,445)	(1,417)
Net real estate	24,418	23,609
Loan origination fees, net	78	117
Total assets	$402,053	$345,483

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2008	2007
Liabilities
Line of credit	$75,000	$29,450
Accounts payable	82	62
Deferred revenue	3,118	355
Payable to affiliate	627	557
Total liabilities	78,827	30,424

Minority interest	3,356	3,240
Investors in applicant status	268	492

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,804 and $1,791 for March 31, 2008 and
December 31, 2007, respectively; and Formation Loan receivable of $13,494 and $13,497 for March 31, 2008 and December 31, 2007,
respectively	319,334	311,065

General partners’ capital, net of unallocated syndication costs of $18
and $18 for March 31, 2008 and December 31, 2007, respectively	268	262

Total partners’ capital	319,602	311,327

Total liabilities and partners’ capital	$402,053	$345,483

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (unaudited)
(in thousands, except for per limited partner amounts)

	2008	2007
Revenues
Interest on loans	$7,794	$6,810
Interest-interest bearing accounts	27	24
Late fees	36	93
Imputed interest on Formation Loan	159	159
Other	22	12
	8,038	7,098
Expenses
Mortgage servicing fees	414	659
Interest expense	379	512
Amortization of loan origination fees	28	26
Provisions for losses on loans and real estate	1,020	133
Asset management fees	309	267
Clerical costs through Redwood Mortgage Corp.	84	83
Professional services	82	75
Amortization of discount on imputed interest	159	159
Other	97	44
	2,572	1,958
Net income	$5,466	$5,140

Net income: general partners (1%)	$55	$51
limited partners (99%)	5,411	5,089
	$5,466	$5,140
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$16	$17

-where partner receives income in monthly
distributions	$16	$17

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (unaudited)
(in thousands)

	2008	2007
Cash flows from operating activities
Net income	$5,466	$5,140
Adjustments to reconcile net income to net cash
provided by operating activities
Amortization of loan origination fees	28	26
Imputed interest income	(159)	(159)
Amortization of discount	159	159
Provision for loan and real estate losses	1,020	133
Change in operating assets and liabilities
Accrued interest and late fees	(900)	(1,089)
Advances on loans	—	40
Due from affiliate	414	—
Loan origination fees	11	—
Accounts payable	20	(24)
Deferred revenue	(213)	—
Payable to affiliate	70	68
Net cash provided by operating activities	5,916	4,294

Cash flows from investing activities
Loans originated	(73,991)	(35,580)
Principal collected on loans	24,829	26,694
Payments for development of real estate	(445)	(164)
Net cash used in investing activities	(49,607)	(9,050)

Cash flows from financing activities
Borrowings (payments) on line of credit, net	45,550	(2,000)
Contributions by partner applicants	6,377	6,200
Partners’ withdrawals	(3,659)	(2,939)
Syndication costs paid	(110)	(98)
Formation loan lending	(462)	(444)
Formation loan collections	439	377
Increase in minority interest	116	18
Net cash provided by financing activities	48,251	1,114

Net increase (decrease) in cash and cash equivalents	4,560	(3,642)

Cash and cash equivalents – beginning of period	11,591	18,096

Cash and cash equivalents – end of period	16,151	14,454

Supplemental disclosures of cash flow information
Cash paid for interest	$379	$512

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to March 31, 2008 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$85,956	$285,769

Formation Loan made	1,075	2,272	2,218	3,777	5,661	6,468	21,471
Discount on imputed
interest	—	(275)	(333)	(710)	(2,624)	(2,753)	(6,695)

Formation Loan made,
net	1,075	1,997	1,885	3,067	3,037	3,715	14,776
Repayments to date	(991)	(1,632)	(1,168)	(1,623)	(1,507)	(581)	(7,502)
Early withdrawal
penalties applied	(84)	(146)	(111)	(57)	(77)	—	(475)

Formation Loan, net
at March 31, 2008	—	219	606	1,387	1,453	3,134	6,799
Unamortized discount
on imputed interest	—	275	333	710	2,624	2,753	6,695

Balance
March 31, 2008	$—	$494	$939	$2,097	$4,077	$5,887	$13,494

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.5%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended March 31, 2008 and 2007, amortization expense of $159,000 and $159,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through March 31, 2008, syndication costs of $4,795,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$4,795
Early withdrawal penalties applied	(152)
Allocated to date	(2,821)

March 31, 2008 balance	$1,822

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of March 31, 2008, the sixth offering had incurred syndication costs of $1,538,000 (1.79% of contributions).  Syndication costs are typically higher in the early stages of an offering.

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

Loans secured by deeds of trust

At March 31, 2008 and December 31, 2007, the partnership had 17 and 19 loans, respectively, past due 90 days or more in interest payments (“90 Day Past Due Loans”) totaling $52,538,000 and $49,672,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

Most of the partnership’s loans contain balloon payments at their maturity date, meaning a lump sum payment of principal and interest is due at the maturity date.  Borrowers occasionally are not able to pay the full amount due at the maturity date.  The partnership may allow these borrowers to continue making the previously regularly scheduled monthly payments for periods of time to assist the borrower in meeting the balloon payment obligation.  These loans for which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are called “Past Maturity Loans”.  At March 31, 2008 and December 31, 2007, the partnership had six and seven loans totaling $37,535,000 and $35,472,000, respectively, which were Past Maturity Loans.  Some of the Past Maturity Loans are also categorized and included in the totals of the 90 Day Past Due Loans when they are both past their maturity date and they are more than 90 days late on regularly scheduled monthly payments.  The total combined number of 90 Day Past Due Loans and Past Maturity Loans at March 31, 2008 and December 31, 2007 was 17 and 21, totaling $52,538,000 and $65,852,000, respectively.  Accrued interest, advances and late charge receivables on these loans totaled $7,997,000 and $5,095,000 as of March 31, 2008 and December 31, 2007, respectively.  The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the outstanding amount due to the partnership and interest is still accruing on these loans.  At March 31, 2008 and December 31, 2007, there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2008 and December 31, 2007 was as follows (in thousands):

	March 31, 2008		December 31, 2007
		Percent		Percent
		to total		to total
	Amount	loans	Amount	loans
Real estate mortgage
Single-family (1-4 units)	$3,988	70.43%	$3,028	62.70%
Apartments	70	2.63%	76	3.07%
Commercial	1,218	25.91%	1,210	33.03%
Land	73	1.03%	73	1.20%
Total real estate-mortgage	5,349	100.00%	4,387	100.00%
Unsecured	86	100.00%	82	100.00%
Total	$5,435	100.00%	$4,469	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2008 and for the year ended December 31, 2007 was as follows (in thousands):

	March 31,	December 31,
	2008	2007
Balance at beginning of period	$4,469	$2,786

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	(27)	(13)
Apartments	—	(11)
Commercial	—	(363)
Land	—	(46)
	(27)	(433)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(27)	(433)
Additions charged to operations	1,018	1,788
Transfer from (to) real estate owned reserve	(25)	328

Balance at end of period	$5,435	$4,469

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.01%	0.14%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
MARCH 31, 2008 (unaudited)

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

NOTE 4 – REAL ESTATE OWNED

Real estate held

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties are purchased or acquired through foreclosure.  Several factors are considered in determining the classification of owned properties as “real estate held” or “real estate held for sale”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the criteria of SFAS 144 are met.  As a property’s status changes, reclassifications may occur.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held (continued)

The following schedule for real estate held reflects the cost of the properties and recorded reductions to estimated fair values,  at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
Real estate held	2008	2007

Costs of properties	$20,996	$20,547
Reduction in value	(920)	(917)

Real estate held, net	$20,076	$19,930

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,320,000 in loans receivable, $399,000 in accrued interest, $52,000 in advances and $25,000 in late charge receivables.  As of March 31, 2008 and December 31, 2007 the partnership’s investment in this property totaled $2,699,000 and $2,679,000, respectively.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover all of their investments. The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of March 31, 2008, approximately $2,130,000 in costs related to the development of this property have been capitalized.  During 2006, the partnership recovered $431,000 from one of the guarantors of the original note.  As of March 31, 2008 and December 31, 2007, the partnership’s investment, together with the other affiliated partnerships, totaled $12,294,000 and $11,872,000, respectively.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  In 2006, one of the parcels comprising the property was sold.  The partnership incurred a loss of $73,000 on this sale, which had been previously reserved for.  The partnership’s total investment at March 31, 2008 was $3,219,000, net of a reserve of $420,000 and at December 31, 2007, the partnership’s total investment in this property was $3,222,000, net of a reserve of $417,000.

In September 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At March 31, 2008 and December 31, 2007, the partnership’s total investment in this property was $1,864,000 and $1,857,000, respectively, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held for sale

The following schedule for real estate held for sale, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
Real estate held for sale	2008	2007

Costs of properties	$4,867	$4,479
Reduction in value	(525)	(500)

Real estate held for sale, net	$4,342	$3,979

In February, 2008, the partnership acquired a single family residence through foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $391,000 at foreclosure.  As of March 31, 2008, an additional $2,000 has been capitalized and a valuation allowance of $25,000 has been established, bringing the total net investment to $367,000.

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were being expensed.  At March 31, 2008 and December 31, 2007, the partnership’s total investment in Russian was $3,975,000 and $3,979,000, respectively, net of a valuation allowance of $500,000.

NOTE 5 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement.  The line of credit matures on November 15, 2009, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio.  The outstanding balances were $75,000,000 and $29,450,000 at March 31, 2008 and December 31, 2007, respectively.  The interest rate was 4.75% at March 31, 2008 and 6.75% at December 31, 2007.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at March 31, 2008 and December 31, 2007.  The partnership may, at its option, convert the line of credit to a term loan that would be payable over 36 months.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans carrying value was $355,754,000 and $305,568,000 at March 31, 2008 and December 31, 2007, respectively. The fair value of these loans of $354,116,000 and $307,654,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)	Line of credit and loan commitments. The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

At March 31, 2008 and December 31, 2007 the loans secured by recorded deeds of trust had the following characteristics:

	March 31,	December 31,
	2008	2007
Number of secured loans outstanding	124	116
Total secured loans outstanding	$355,754	$305,568

Average secured loan outstanding	$2,869	$2,634
Average secured loan as percent of total secured loans	0.81%	0.86%
Average secured loan as percent of partners’ capital	0.90%	0.85%

Largest secured loan outstanding	$38,976	$34,383
Largest secured loan as percent of total secured loans	10.96%	11.25%
Largest secured loan as percent of partners’ capital	12.20%	11.04%
Largest secured loan as percent of total assets	9.69%	9.95%

Number of counties where security is located (all California)	34	32

Largest percentage of secured loans in one county	22.59%	23.63%

Number of secured loans in foreclosure status	5	5
Amount of secured loans in foreclosure	$4,904	$5,169

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The following secured loan categories were held at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

First Trust Deeds	$182,627	$138,965
Second Trust Deeds	172,628	166,103
Third Trust Deeds	499	500
Total loans	355,754	305,568
Prior liens due other lenders at time of loan	376,449	433,797

Total debt	$732,203	$739,365

Appraised property value at time of loan	$1,070,763	$1,098,743

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was consummated	68.38%	67.29%

Secured loans by type of property
Single-family (1-4 units)	$250,561	$191,608
Apartments	9,349	9,369
Commercial	92,186	100,933
Land	3,658	3,658

	$355,754	$305,568

The interest rates on the loans range from 6.50% to 13.00% at March 31, 2008 and December 31, 2007. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of March 31, 2008 are as follows:

Amount

Prior to December 31, 2008	$193,019
Between January 1, 2009 and December 31, 2009	61,068
Between January 1, 2010 and December 31, 2010	41,030
Between January 1, 2011 and December 31, 2011	7,286
Between January 1, 2012 and December 31, 2012	47,052
Thereafter	6,299

$355,754

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The scheduled maturities for 2008 include six past maturity loans totaling $37,535,000, and representing 10.55% of the portfolio at March 31, 2008.  Interest payments on all of these loans were categorized as 90 days or more past due.  Occasionally the partnership allows borrowers to continue to make the payments on Past Maturity Loans for periods of time.  It is the partnership’s experience that loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.  One of the Past Maturity Loans with a loan balance of $4,072,000 is in foreclosure as of March 31, 2008.

The partnership had 13.86% of its receivable balance due from one borrower at March 31, 2008.  Interest revenue for this borrower accounted for approximately 3.07% of interest revenue for the three months ended March 31, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/rehabilitation loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2008 there were $4,955,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirement of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership was not obligated to fund additional money on these loans as of March 31, 2008. There were two loans in workout agreements as of March 31, 2008.

Legal proceedings

From time to time, the partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2008 the partnership owned seven real estate properties, which were taken back from defaulted borrowers.

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

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment will be reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  As of March 31, 2008 there were no impaired loans.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market,  estimates as to the allowance for loan losses and the valuation of real estate, anticipated loan fundings, estimates of future limited partner withdrawals, additional foreclosures in 2008 and their effects on liquidity, the partnership’s plans to develop certain properties and recovering certain values for properties through sale and the estimated timeframe for selling certain properties held for sale. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, including such conditions in California, the impact of competition and competitive pricing, unexpected shortfalls in cash flow required to develop certain properties and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $128,000 and $852,000 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees were $414,000 and $659,000 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners were $309,000 and $267,000 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $27,000 and $18,000 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $55,000 and $51,000 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Operating Expenses   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $84,000 and $83,000 for the three month periods ended March 31, 2008 and 2007, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of March 31, 2008 and December 31, 2007, a general partner, Gymno Corporation, had contributed $286,000 and $280,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

•
Sales Commission – “Formation Loan” to Redwood Mortgage Corp.  Sales commissions relating to the capital contributions by limited partners are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to Redwood Mortgage Corp., a general partner, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited orders. The loan is referred to as the “Formation Loan”. It is unsecured and non-interest bearing and is applied to reduce limited partners’ capital in the consolidated balance sheets. The sales commissions range between 0% (for units sold by the general partners) and 9%. It is estimated the total amount of the Formation Loan will approximate 7.6% based on the assumption that 65% of the investors will reinvest earnings, which qualify for the higher commission percentage.

The amounts paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of each Formation Loan at December 31 of each year until the offering period is closed. Thereafter, the remaining Formation Loan is paid in ten equal amortizing payments over a period of ten years.

Results of Operations – For the three months ended March 31, 2008 and 2007

Changes in the partnership’s operating results for the three month periods ended March 31, 2008 versus 2007 are discussed below:  ($ in thousands)

	Changes during the three months ended March 31, 2008 versus 2007
	Dollars	Percent
	(in thousands)
Revenue
Interest on loans	$984	14.45%
Interest-bearing accounts	3	12.50
Late fees	(57)	(61.29)
Imputed interest on Formation Loan	—	—
Other	10	83.33
	940	13.24

Expenses
Mortgage servicing fees	(245)	(37.18)
Interest expense	(133)	(25.98)
Amortization of loan origination fees	2	7.69
Provision for losses on loans and real estate	887	666.92
Asset management fees	42	15.73
Clerical costs through Redwood Mortgage Corp.	1	1.20
Professional services	7	9.33
Amortization of discount on imputed interest	—	—
Other	53	120.45
	614	31.36

Net income	$326	6.34%

Please refer to the above table throughout the discussions of Results of Operations

The increase in interest on loans of $984,000 for the three month period ended March 31, 2008 as compared to the same period in 2007, was due primarily to the increased size of the partnership average secured loan portfolio of $305,621,000 at March 31, 2008 as compared to an average balance of $265,208,000 at March 31, 2007.

The decrease in late fee income for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to management’s decision to accrue additional fees on loans where collectibility is deemed highly likely.  In a weak real estate environment management may waive late fees in an attempt to allow the borrower to catch up on delinquent payments or help in keeping real estate holding costs more affordable.

The increase in other income for the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to an increase in premium income (as described below), related to the sale of certain partnership units. The partnership accepts unsolicited orders for units from investors who utilize the services of a registered investment advisor. If an investor utilizes the services of a registered investment advisor in acquiring units, Redwood Mortgage Corp. will contribute to the partnership an amount equal to the sales commissions otherwise attributable to a sale of units through a participating broker dealer. This amount is based on the investor’s election to retain earnings (9%) or have their earnings distributed (5%).

The decrease in mortgage servicing fees for the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to Redwood Mortgage Corp. waiving $350,000 of its fees for the quarter ended March 31, 2008.  Offsetting this waiver was an increase in the average size of the loan portfolio from $265,208,000 for the quarter ended March 31, 2007 to an average portfolio size of $305,621,000 for the quarter ended March 31, 2008.

The decrease in interest expense for the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to a decrease in the weighted average borrowing rate of 5.72% for 2008 as compared to 7.75% for 2007.  Also, the average daily borrowing decreased from $24,511,000 in 2007 to $24,123,000 for 2008.

The increase in the provision for losses on loans and real estate for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to management’s decision to increase the allowances for losses for loans and real estate due to increased loan portfolio size and an increase in the delinquent loans.  At March 31, 2007 there were 13 delinquent loans totaling $38,490,000, compared to 17 loans totaling $52,538,000 at March 31, 2008.

The increase in the asset management fees for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to an increase in the limited partners’ capital under management to $319,334,000 at March 31, 2008 from $277,977,000 at March 31, 2007.

The increase in professional fees for the three month period ended March 31, 2008 as compared to the same period in 2007 was primarily due to increased fees and the timing of professional services and costs associated with the various partnership regulatory filings, and the annual audit.  The increase in professional services includes both the general accounting and legal costs.

The increase in other expenses for the three month period ended March 31, 2008 as compared to the same period in 2007, was primarily due to an increase of $58,000 in upkeep costs on properties owned by the partnership.  Most ($33,000) of the increase came from property acquired in the first quarter of 2007.  Upkeep costs are generally higher for a period of time following the acquisition of a property while costs become stabilized.

At March 31, 2008, there were five outstanding loans totaling $4,904,000 with a filed notice of default as compared to no outstanding secured loans at March 31, 2007. Foreclosures are not an unusual occurrence in the segment of the lending industry in which we operate.

The general partners received mortgage brokerage commissions from loan borrowers of $128,000 and $852,000 for the three month periods ended March 31, 2008 and 2007, respectively.  The decrease is due to reduced volume of new loans earning a commission.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will on occasion take back the real estate securing the loan. As of March 31, 2008, the partnership had 17 loans past due 90 days or more on interest payments and/or past maturity, totaling $52,538,000. As of March 31, 2008 the partnership has filed notices of default, beginning the process of foreclosure against five loans all previously included in the 90 day delinquent payment category, and one of which is a matured loan. The principal amounts of the five filed notices of default total $4,904,000 or 1.38% of the loan portfolio.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of March 31, 2008 the partnership had two loans subject to workout agreements.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  In 2008, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year.  We may take back additional real estate through the foreclosure process in 2008.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on our results of operations or liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate of $6,880,000 through March 31, 2008.  These provisions for losses were made to protect against collection losses.  The total cumulative provision for losses as of March 31, 2008 is considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

PORTFOLIO REVIEW – For the three months ended March 31, 2008 and 2007

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of March 31, 2008 and 2007, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma and Marin) represented $197,250,000 (55.45%) and $159,370,000 (59.40%), respectively, of the outstanding secured loan portfolio.  As of March 31, 2008 and 2007 an additional $51,906,000 (14.59%) and $49,824,000 (18.57%) were in counties adjacent to the San Francisco Bay Area, totaling, with the loans in the nine San Francisco Bay Area counties, $249,156,000 (70.04%) and $209,194,000 (77.97%), respectively.  The remainder of the portfolio represented loans secured primarily by Southern California real estate.

As of March 31, 2008 and 2007 the partnership held 124 and 108 secured loans, respectively, in the following categories (in thousands):

	March 31,
	2008		2007
Single family homes (1-4 units)	$250,561	70.43%	$194,493	72.49%
Apartments (5+ units)	9,349	2.63%	16,874	6.29%
Commercial	92,186	25.91%	54,873	20.45%
Land	3,658	1.03%	2,062	0.77%

Total	$355,754	100.00%	$268,302	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of March 31, 2008.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of March 31, 2008 (in thousands)

	# of Secured Loans	Amount	Percent
1st Mortgages	65	$182,627	51.34%
2nd Mortgages	56	172,628	48.52%
3rd Mortgages	3	499	0.14%
Total	124	$355,754	100.00%

Maturing prior to 12/31/08	31	$193,019	54.26%
Maturing between 01/01/09 and 12/31/09	26	61,068	17.17%
Maturing between 01/01/10 and 12/31/10	18	41,030	11.53%
Maturing after 12/31/10	49	60,637	17.04%
Total	124	$355,754	100.00%

Average secured loan as a % of secured loan portfolio		$2,869	0.81%
Largest secured loan as a % of secured loan portfolio		38,976	10.96%
Smallest secured loan as a % of secured loan portfolio		54	0.02%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			68.38%
Largest secured loan as a percent of partnership assets		38,976	9.69%

Liquidity and Capital Resources.

Partnership capital continued to increase during the three month period ended March 31, 2008.  The partnership received new limited partner capital contributions of $6,595,000 for the three month period ended March 31, 2008 as compared to $6,189,000 for the three month period ended March 31, 2007.  Retained earnings of limited partners that chose to compound earnings were $3,195,000 for the three month period ended March 31, 2008, as compared to $3,121,000 for the same period ended March 31, 2007.  The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $355,754,000 at March 31, 2008, as compared to $268,302,000 at March 31, 2007.

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

During the three month periods ended March 31, 2008 and 2007, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended March 31,
	2008	2007
Compounding	$3,195,000	$3,121,000
Distributing	$2,126,000	$1,882,000

As of March 31, 2008 and 2007 limited partners electing to receive cash distributions of earnings represented 40% and 39%, respectively, of the limited partners’ outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for many limited partners has yet to expire, as of March 31, 2008, many limited partners may not have yet opted for such liquidation. Limited partners may liquidate their investment over a one-year period subject to certain limitations and a 10% penalty for early withdrawal.  Earnings and capital liquidations including early withdrawals during the three month period ended March 31, 2008 and 2007 were:

	Three months ended March 31,
	2008	2007
Cash distributions	$2,126,000	$1,882,000
Capital liquidation – without penalty	1,169,000	632,000
Capital liquidation – with penalty	370,000	415,000

Total	$3,665,000	$2,929,000

The liquidated amounts (with penalty) are included in the total earnings and capital liquidations reported above and represent 0.12% and 0.15% for the three months ended March 31, 2008 and 2007, respectively, of the limited partners’ ending capital as of the end of the respective periods. These withdrawals are within the normally anticipated range and represent a small percentage of limited partner capital.

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

Current Economic Conditions.

The partnership primarily makes secured mortgage loans in California with the bulk of its lending concentrated in the San Francisco Bay Area and its outlying communities.  The economic health of California and, in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous diverse industries including tourism, finance, entertainment, shipping, technology, agriculture and government.

Over the last several years, the United States economy and California’s economy have been slowing.  Many have expressed fears of a recession.  Although decelerating over the last four years, United States Gross Domestic Product (GDP) continued to remain positive with annual growth rates of 3.6%, 3.1%, 2.9% and 2.2% for the years 2004 through 2007.  GDP has continued to increase with a 0.6% gain in the first quarter of 2008.  The University of California at Los Angeles, Anderson Forecast predicts “real estate weakness will remain a significant drag on the economy, leaving us treading water—but not slipping under the waves into recession.”

The United States unemployment rate, another factor in borrowers’ ability to service their indebtedness, reached a low of 4.4% in December 2006 and has gradually risen to 5.0% in December 2007.  As of March 2008, the United States unemployment rate was 5.1%.  The upward unemployment trend turned around in April 2008 when the unemployment rate declined to 5.0%.  California’s unemployment pattern has in many ways mimicked the national unemployment rate.  California’s unemployment rate reached its most recent low of 4.8% in November 2006 and has steadily climbed to a preliminary estimate of 6.2% as of March 2008.

Inflation, as measured by the Consumer Price Index (CPI), was 3.1% estimated at a compounded annual rate for the first three months of 2008.  This compares favorably to the 2007 CPI increase of 4.1%.  Oil prices, however, have recently reached a new all-time high exceeding $120 per barrel in May 2008. This will place added upward pressure on the CPI.

The Federal Reserve, after having left the Federal Funds Rate unchanged at 5.25% for more than two years, began to react to the slowing economy, rising unemployment and the turmoil created by a credit crisis stemming from the sub prime mortgage loan market write downs.  The Federal Reserves’ initial goals were aimed at stimulating the economy, while keeping inflation in check and creating jobs. Later its efforts expanded to increase liquidity in the financial system.  Since the initial Federal Funds Rate reduction of 0.5% in September 2007, the Federal Reserve has further reduced this rate by 0.25% in October 2007, 0.25% in December 2007, 1.25% in January 2008, 0.75% in March 2008 and 0.25% in April 2008.  The Federal Funds Rate now stands at 2.00% as of May 12, 2008.  The prime rate offered by banks for borrowing has followed in lock step with the reductions in the Federal Funds Rate and is currently at 5.0%.  Like the Federal Funds Rate, the Prime Rate has been reduced by 3.25% since September 2007, a period of just seven months.  Short term treasury yields have also fallen, but the longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  As of May 1, 2008, the 10 year treasury yield was 3.78% compared to 4.04% at December 31, 2007 and 4.61% at September 30, 2007, shortly after the Federal Reserve began efforts to lower interest rates.

Mortgage rates have responded slowly to the Federal Reserve’s actions.  Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.66% for June 2007, 6.38% for September 2007, 6.10% for December 2007, 5.97% for March 2008 and most recently 5.92% for April 2008.  These declining mortgage rates have not had an appreciable effect on stimulating activity in the residential real estate market.

Loan delinquencies and foreclosures on residential real estate have been rising.  During the first quarter of 2008, the number of California homes in foreclosure increased to the highest level in more than 15 years.  Throughout California, lending institutions sent homeowners 113,676 default notices during the first quarter of 2008, an increase of 39.4% from the first quarter of 2007. (Dataquick)  On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  Dataquick reported sales of new and resale houses and condominiums in California were up 19.8% from February 2008 but down 38.3% from March 2007.  The median price for a California single-family detached home was $413,980 in March 2008 compared to $582,930 in March 2007.  The San Francisco Bay Area median single-family detached home sales price was $704,580 in March 2008, down 10.2% from $784,730 in March 2007 (California Association of Realtors (CAR)).  CAR also reported their unsold inventory index, which indicates the number of months needed to deplete the market supply of homes at the current sales rate, was 11.6 months in March 2008 compared to 7.6 months in March 2007.

In this environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tougher underwriting standards, have forced many borrowers and lenders to make difficult choices.  The partnership’s low average loan to value ratio of 68.38% may help provide equity to recoup individual outstanding loan balances should foreclosure of properties become necessary.

Commercial and multifamily real estate have continued to fare well in 2008.  Rents remain stable or escalating.  Colliers International reported Class A office rents in San Francisco averaged $50.92 per square foot, a rise of 1% the first quarter of 2008.  Apartment rents the first quarter of 2008 were growing at a rate of 0.4% per quarter.  Since March 2007, rents have increased about 3.0% (RealFacts).  A stable commercial and apartment rental market helps keep values stable.  Stable rents and stable property values provide comfort that loans secured by these properties will perform well.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of March 31, 2008 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$75,000	$—	$58,338	$16,662
Construction loans	—	—	—	—
Rehabilitation loans	4,955	4,955	—	—

Total	$79,955	$4,955	$58,338	$16,662

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of March 31, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$14,907						$14,907
Average interest rate	1.82%						1.82%
Loans secured by deeds
of trust	$193,019	61,068	41,030	7,286	47,052	6,299	$355,754
Average interest rate	9.59%	10.07%	9.52%	9.34%	7.08%	9.04%	9.32%
Interest bearing liabilities:
Line of credit		$2,084	25,002	25,002	22,913		$75,000
Average interest rate	4.75%						4.75%

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

ASSET QUALITY

A consequence of lending activities is occasionally losses will be experienced and the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. Many of these factors are beyond the control of the general partners. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations, among other things, requiring them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of March 31, 2008, 17 loans totaling $52,538,000 were delinquent over 90 days on interest payments.  This includes six matured loans totaling $37,535,000.  As of March 31, 2008 the general partners have determined the allowance for loan losses and real estate of $6,880,000 (2.13% of net assets) is adequate in amount.  Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2008, there were nine such loans.  These loans are divided into two classifications:  Construction Loans and Rehabilitation Loans.

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

Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of March 31, 2008, is set forth below:

	Complete Construction	Rehabilitation
Disbursed funds	$—	$62,742,000
Undisbursed funds	$—	$4,955,000
	$—	$67,697,000

Part I – Item 4. CONTROLS AND PROCEDURES

As of March 31, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15. There were no changes in the partnership’s internal control over financial reporting during the partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

PART II  –  OTHER INFORMATION

Item 1.            Legal Proceedings

From time to time the partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2008

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
May 15, 2008

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
May 15, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, that to the best of my knowledge:

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
Michael R. Burwell, General Partner
May 15, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
______________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
May 15, 2008