Form 10-Q
period 2008-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2008-08-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)
(in thousands)

ASSETS

	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$14,197	$11,591

Loans
Loans, secured by deeds of trust	357,771	305,568
Loans, unsecured	345	345
Allowance for loan losses	(6,085)	(4,469)
Net loans	352,031	301,444

Interest and other receivables
Accrued interest and late fees	9,308	5,600
Receivable from affiliate	400	764
Advances on loans	7,050	2,358
Total interest and other receivables	16,758	8,722

Real estate owned
Real estate held	21,456	20,547
Real estate held for sale	7,204	4,479
Allowance for real estate losses	(1,895)	(1,417)
Net real estate owned	26,765	23,609
Loan origination fees, net	65	117

Total assets	$409,816	$345,483

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2008	2007
Liabilities
Line of credit	$75,000	$29,450
Mortgage payable	325	-
Accounts payable	1	62
Deferred revenue	2,976	355
Payable to affiliate	965	557
Total liabilities	79,267	30,424

Minority interest	3,464	3,240
Investors in applicant status	965	492

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,786 and $1,791 for June 30, 2008 and
December 31, 2007, respectively; and Formation Loan receivable of $13,463 and $13,497 for June 30, 2008 and December 31, 2007,
respectively	325,846	311,065

General partners’ capital, net of unallocated syndication costs of $18
and $18 for June 30, 2008 and December 31, 2007, respectively	274	262

Total partners’ capital	326,120	311,327

Total liabilities and partners’ capital	$409,816	$345,483

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)
(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenues
Interest on loans	$8,383	$6,950	$16,177	$13,759
Interest-interest bearing accounts	8	17	35	42
Late fees, prepayment penalties and fees	11	55	47	148
Imputed interest on Formation Loan	161	171	320	330
Other	27	7	49	19
Total revenues	8,590	7,200	16,628	14,298
Expenses
Mortgage servicing fees	491	652	905	1,311
Interest expense	784	464	1,163	976
Amortization of loan origination fees	26	26	54	52
Provisions for losses on loans and real estate owned	1,100	35	2,120	168
Asset management fees	315	280	624	546
Clerical costs through Redwood Mortgage Corp.	84	83	168	166
Professional services	63	89	145	164
Amortization of discount on imputed interest	161	171	320	330
Other	97	81	194	125
Total expenses	3,121	1,881	5,693	3,838
Net income	$5,469	$5,319	$10,935	$10,460

Net income: general partners (1%)	$54	$53	$109	$105
limited partners (99%)	5,415	5,266	10,826	10,355
	$5,469	$5,319	$10,935	$10,460
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$16	$17	$32	$35

-where partner receives income in monthly
distributions	$16	$17	$32	$35

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)
(in thousands)

	2008	2007
Cash flows from operating activities
Net income	$10,935	$10,460
Adjustments to reconcile net income to net cash
provided by operating activities
Amortization of loan origination fees	54	52
Imputed interest income	(320)	(330)
Amortization of discount	320	330
Provision for loan and real estate losses	2,120	168
Change in operating assets and liabilities
Accrued interest and late fees	(3,911)	(1,189)
Advances on loans	—	(28)
Receivable from affiliate	364	—
Loan origination fees	(2)	—
Prepaid expenses	—	(45)
Accounts payable	(61)	(72)
Deferred revenue	(355)	—
Payable to affiliate	408	35
Net cash provided by operating activities	9,552	9,381

Cash flows from investing activities
Loans originated	(88,863)	(76,768)
Principal collected on loans	32,800	49,153
Payments for development of real estate	(988)	(462)
Proceeds from disposition of real estate	—	5,680
Net cash used in investing activities	(57,051)	(22,397)

Cash flows from financing activities
Borrowings (payments) on line of credit, net	45,550	250
Contributions by partner applicants	12,144	15,756
Partners’ withdrawals	(7,582)	(5,723)
Syndication costs paid	(193)	(232)
Formation loan lending	(896)	(1,217)
Formation loan collections	858	774
Increase in minority interest	224	52
Net cash provided by financing activities	50,105	9,660

Net increase (decrease) in cash and cash equivalents	2,606	(3,356)

Cash and cash equivalents – beginning of period	11,591	18,096

Cash and cash equivalents – end of period	$14,197	$14,740

Supplemental disclosures of cash flow information
Cash paid for interest	$1,163	$976

The accompanying notes are an integral part of these consolidated financial statements.
Please see Note 4 for comments on any significant non-cash transactions.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to June 30, 2008 ($ in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$91,700	$291,513

Formation Loan made	1,075	2,272	2,218	3,777	5,661	6,902	21,905
Discount on imputed
interest	—	(287)	(344)	(730)	(2,680)	(2,815)	(6,856)

Formation Loan made,
net	1,075	1,985	1,874	3,047	2,981	4,087	15,049
Repayments to date	(991)	(1,676)	(1,210)	(1,703)	(1,621)	(720)	(7,921)
Early withdrawal
penalties applied	(84)	(154)	(119)	(69)	(95)	—	(521)

Formation Loan, net
at June 30, 2008	—	155	545	1,275	1,265	3,367	6,607
Unamortized discount
on imputed interest	—	287	344	730	2,680	2,815	6,856

Balance
June 30, 2008	$—	$442	$889	$2,005	$3,945	$6,182	$13,463

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.5%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended June 30, 2008 and 2007, amortization expense related to the discount on the imputed interest was $161,000 and $171,000, respectively, and for the six month periods the amounts were $320,000 and $330,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through June 30, 2008, syndication costs of $4,878,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$4,878
Early withdrawal penalties applied	(162)
Allocated to date	(2,912)

June 30, 2008 balance	$1,804

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of June 30, 2008, the sixth offering had incurred syndication costs of $1,620,000 (1.77% of contributions).  Syndication costs are typically higher in the early stages of an offering.

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

Loans secured by deeds of trust

At June 30, 2008 and December 31, 2007, the partnership had 18 and 19 loans, respectively, past due 90 days or more in interest payments (“90 Day Past Due Loans”) totaling $71,949,000 and $49,672,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

Most of the partnership’s loans contain balloon payments at their maturity date, meaning a lump sum payment of principal and interest is due at the maturity date.  Borrowers occasionally are not able to pay the full amount due at the maturity date.  The partnership may allow these borrowers to continue making the previously regularly scheduled monthly payments for periods of time to assist the borrower in meeting the balloon payment obligation.  These loans for which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are called “Past Maturity Loans”.  At June 30, 2008 and December 31, 2007, the partnership had eight and seven loans totaling $42,481,000 and $35,472,000, respectively, which were Past Maturity Loans.  Some of the Past Maturity Loans are also categorized and included in the totals of the 90 Day Past Due Loans when they are both past their maturity date and they are more than 90 days late on regularly scheduled monthly payments.  The total combined number of 90 Day Past Due Loans and Past Maturity Loans at June 30, 2008 and December 31, 2007 was 18 and 21, totaling $71,949,000 and $65,852,000, respectively.  Accrued interest, advances and late charge receivables on these loans totaled $11,827,000 and $5,095,000 as of June 30, 2008 and December 31, 2007, respectively.  The partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the outstanding amount due to the partnership and interest is still accruing on these loans.  At June 30, 2008 and December 31, 2007, there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of June 30, 2008 and December 31, 2007 was as follows (in thousands):

	June 30, 2008		December 31, 2007
		Percent		Percent
		to total		to total
	Amount	loans	Amount	loans
Real estate mortgage
Single-family (1-4 units)	$4,682	71.39%	$3,028	62.70%
Apartments	96	3.48%	76	3.07%
Commercial	1,173	24.46%	1,210	33.03%
Land	48	0.67%	73	1.20%
Total real estate-mortgage	5,999	100.00%	4,387	100.00%
Total unsecured	86	100.00%	82	100.00%
Total allowance for loan losses	$6,085	100.00%	$4,469	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2008 and for the year ended December 31, 2007 was as follows (in thousands):

	June 30,	December 31,
	2008	2007
Balance at beginning of period	$4,469	$2,786

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	(27)	(13)
Apartments	—	(11)
Commercial	—	(363)
Land	—	(46)
	(27)	(433)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(27)	(433)
Additions charged to operations	1,668	1,788
Transfer from (to) real estate owned reserve	(25)	328

Balance at end of period	$6,085	$4,469

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.01%	0.14%

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
JUNE 30, 2008 (unaudited)

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
JUNE 30, 2008 (unaudited)

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

Clerical costs through Redwood Mortgage Corp.

Redwood Mortgage Corp., a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

NOTE 4 – REAL ESTATE OWNED

Real estate held

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties are purchased or acquired through foreclosure.  Several factors are considered in determining the classification of owned properties as “real estate held” or “real estate held for sale”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Ling-Lived Assets, are met.  As a property’s status changes, reclassifications may occur.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held (continued)

The following schedule for real estate held reflects the cost of the properties and recorded reductions to estimated fair values,  at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
Real estate held	2008	2007

Costs of properties	$21,456	$20,547
Reduction in value	(920)	(917)

Real estate held, net	$20,536	$19,930

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,320,000 in loans receivable, $399,000 in accrued interest, $52,000 in advances and $25,000 in late charge receivables.  As of June 30, 2008 and December 31, 2007 the partnership’s investment in this property totaled $2,720,000 and $2,679,000, respectively.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover all of their investments. The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of June 30, 2008, approximately $2,524,000 in costs related to the development of this property have been capitalized.  During 2006, the partnership recovered $431,000 from one of the guarantors of the original note.  As of June 30, 2008 and December 31, 2007, the partnership’s investment, together with the other affiliated partnerships, totaled $12,688,000 and $11,872,000, respectively.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  In 2006, one of the parcels comprising the property was sold.  The partnership incurred a loss of $73,000 on this sale, which had been previously reserved for.  The partnership’s total investment at June 30, 2008 was $3,220,000, net of a reserve of $420,000 and at December 31, 2007, the partnership’s total investment in this property was $3,222,000, net of a reserve of $417,000.

In September 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At June 30, 2008 and December 31, 2007, the partnership’s total investment in this property was $1,908,000 and $1,857,000, respectively, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held for sale

The following schedule for real estate held for sale, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
Real estate held for sale	2008	2007

Costs of properties	$7,204	$4,479
Reduction in value	(975)	(500)

Real estate held for sale, net	$6,229	$3,979

In April, 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $1,269,000 at foreclosure.  The partnership has capitalized an additional $61,000 in improvements and furnishings.  The total investment at June 30, 2008 was $1,161,000, net of a valuation allowance of $169,000.

In April, 2008, the partnership acquired a single family residence through foreclosure.  On the date of acquisition the total investment was $985,000, comprised of $660,000 of loan principal, accrued interest, late fees and advances held by the partnership and $325,000 of a first lien held by another lender.  The partnership will make the monthly payment due on the first lien until the property is sold.  The total investment at June 30, 2008 was $823,000, net of a valuation allowance of $174,000.

In February, 2008, the partnership acquired a single family residence through foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $391,000 at foreclosure.  As of June 30, 2008, an additional $12,000 has been capitalized and a valuation allowance of $132,000 has been established, bringing the total net investment to $271,000.

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were being expensed.  At June 30, 2008 and December 31, 2007, the partnership’s total investment in Russian was $3,974,000 and $3,979,000, respectively, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 5 – BORROWINGS

Bank line of credit

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $75,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement.  The line of credit matures on November 15, 2009, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio.  The outstanding balances were $75,000,000 and $29,450,000 at June 30, 2008 and December 31, 2007, respectively.  The interest rate was 4.50% at June 30, 2008 and 6.75% at December 31, 2007.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at June 30, 2008 and December 31, 2007.  The partnership may, at its option, convert the line of credit to a term loan that would be payable over 36 months.

Mortgage payable

In April, 2008 the partnership acquired a single family residence through foreclosure.  This property was subject to a first lien by another lender, and the partnership reached an agreement with the holder of this lien, for the partnership to continue to make the monthly payments.  Please see Note 4 above for further details of the transaction. The balance at June 30, 2008 was $325,000.

NOTE 6 – FAIR VALUE

On January 1, 2008, the Partnership adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its financial assets and financial liabilities based on the fair value hierarchy established in SFAS 157. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 6 – FAIR VALUE (continued)

The partnership does not record loans at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (Level 2). The fair value of these loans of $355,642,000 and $307,654,000, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value off the collateral, the Partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves management establishes after taking into account the borrower’s creditworthiness and their ability to repay the loan.

(d)	Line of credit and loan commitments (Level 2). The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At June 30, 2008 and December 31, 2007 the loans secured by recorded deeds of trust had the following characteristics ($ in thousands):

	June 30,	December 31,
	2008	2007
Number of secured loans outstanding	131	116
Total secured loans outstanding	$357,771	$305,568

Average secured loan outstanding	$2,731	$2,634
Average secured loan as percent of total secured loans	0.76%	0.86%
Average secured loan as percent of partners’ capital	0.84%	0.85%

Largest secured loan outstanding	$38,976	$34,383
Largest secured loan as percent of total secured loans	10.89%	11.25%
Largest secured loan as percent of partners’ capital	11.95%	11.04%
Largest secured loan as percent of total assets	9.51%	9.95%

Number of counties where security is located (all California)	34	32

Largest percentage of secured loans in one county	23.30%	23.63%

Number of secured loans in foreclosure status	5	5
Amount of secured loans in foreclosure	$4,442	$5,169

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following secured loan categories were held at June 30, 2008 and December 31, 2007 ($ in thousands):

	June 30,	December 31,
	2008	2007

First Trust Deeds	$188,172	$138,965
Second Trust Deeds	168,801	166,103
Third Trust Deeds	798	500
Total loans	357,771	305,568
Prior liens due other lenders at time of loan	358,611	433,797

Total debt	$716,382	$739,365

Appraised property value at time of loan	$1,054,486	$1,098,743

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was consummated	67.94%	67.29%

Secured loans by type of property
Single-family (1-4 units)	$255,382	$191,608
Apartments	12,462	9,369
Commercial	87,519	100,933
Land	2,408	3,658

	$357,771	$305,568

The interest rates on the loans range from 6.50% to 13.00% at June 30, 2008 and December 31, 2007. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of June 30, 2008 are as follows:

Amount

Year ending December 31, 2008	$190,499
2009	60,675
2010	41,932
2011	7,700
2012	45,885
Thereafter	11,080

$357,771

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The scheduled maturities for 2008 include eight past maturity loans totaling $42,481,000, and representing 11.87% of the portfolio at June 30, 2008.  Interest payments on all of these loans were categorized as 90 days or more past due.  Occasionally the partnership allows borrowers to continue to make the payments on Past Maturity Loans for periods of time.  It is the partnership’s experience loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.  One of the Past Maturity Loans with a loan balance of $4,072,000 is in foreclosure as of June 30, 2008.

The partnership had 13.78% of its receivable balance due from one borrower at June 30, 2008.  Interest revenue for this borrower accounted for approximately 7.42% of interest revenue for the six months ended June 30, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/rehabilitation loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At June 30, 2008 there were $3,079,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirement of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership was not obligated to fund additional money on these loans as of June 30, 2008. There were six loans totaling $10,086,000 in workout agreements as of June 30, 2008.

Legal proceedings

From time to time, the partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At June 30, 2008 the partnership owned nine real estate properties, which were taken back from defaulted borrowers.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  As of June 30, 2008 there were no impaired loans.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $233,000 and $911,000 for the three month periods and $361,000 and $1,763,000 for the six month periods ended June 30, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes the results for the three and six month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Maximum chargeable	$1,337,000	$978,000	$2,483,000	$1,967,000
Waived	(846,000)	(326,000)	(1,578,000)	(656,000)
Net charged	$491,000	$652,000	$905,000	$1,311,000

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners were $315,000 and $280,000 for the three month periods and $624,000 and $546,000 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $11,000 and $13,000 for the three month periods and $38,000 and $31,000 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $54,000 and $53,000 for the three month periods and $109,000 and $105,000 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Clerical Costs through Redwood Mortgage Corp.   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $84,000 and $83,000 for the three month periods and $168,000 and $166,000 for the six month periods, all ended June 30, 2008 and 2007, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of June 30, 2008 and December 31, 2007, a general partner, Gymno Corporation, had contributed $292,000 and $280,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations

Changes in the partnership’s operating results are tabulated for reference and are discussed below ($ in thousands):

	Changes during the three months ended June 30, 2008 versus 2007		Changes during the six months ended June 30, 2008 versus 2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$1,433	20.64%	$2,418	17.57%
Interest-interest bearing accounts	(9)	(52.94)	(7)	(16.67)
Late fees, prepayment penalties and fees	(44)	(80.00)	(101)	(68.24)
Imputed interest on Formation Loan	(10)	(5.85)	(10)	(3.03)
Other	20	285.71	30	157.89
Total revenue	1,390	19.31	2,330	16.30

Expenses
Mortgage servicing fees	(161)	(24.69)	(406)	(30.97)
Interest expense	320	68.97	187	19.16
Amortization of loan origination fees	—	—	2	3.85
Provision for losses on loans and real estate	1,065	3,042.86	1,952	1,161.90
Asset management fees	35	12.50	78	14.29
Clerical costs through Redwood Mortgage Corp.	1	1.20	2	1.20
Professional services	(26)	(29.21)	(19)	(11.59)
Amortization of discount on imputed interest	(10)	(5.85)	(10)	(3.03)
Other	16	19.75	69	55.20
Total expenses	1,240	65.92	1,855	48.33

Net income	$150	2.82%	$475	4.54%

The increase in interest on loans for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007, was due primarily to the increased size of the partnership’s average secured loan portfolio offset by declines in the weighted average interest rates.  Please see the table below for the numbers related to each period ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Average loan balance	$357,094	$273,740	$335,071	$270,775
Average interest rate	9.32%	9.85%	9.56%	9.83%

The decrease in late fee income for the three month and six month periods ended June 30, 2008 as compared to the same periods in 2007 was due to management’s decision to only accrue additional fees on loans where collectibility is deemed highly likely.  In a weak real estate environment management may waive late fees in an attempt to allow the borrower to catch up on delinquent payments or help in keeping real estate holding costs more affordable.

The decrease in mortgage servicing fees for the three and six month periods ended June 30, 2008 as compared to the same period in 2007 was primarily due to Redwood Mortgage Corp. waiving 63% of the chargeable amount in 2008 compared to 33% in 2007.  The waiver included returning $350,000 and $750,000 of its fees for the three and six month periods ended June 30, 2008 previously collected.  Partially offsetting this waiver was an increase in the average size of the loan portfolio.  Please see the table in the discussion on interest income above for the actual portfolio balances.

The increase in interest expense for the three month and six month periods ended June 30, 2008 as compared to the same periods in 2007 was primarily due to an increase in the daily average borrowing from $22,497,000 for the second quarter of 2007 to $66,033,000 for 2008 and from $23,661,000 for the first half of 2007 to $45,105,000 for 2008.  Also, the interest rates declined from 8.25% for both periods in 2007, to 4.75% for the 2nd quarter and 5.16% for the first half of 2008.

The increase in the provision for losses on loans and real estate for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 was due to management’s decision to increase the allowances for losses for loans and real estate due to increased loan portfolio size and an increase in the amount of delinquent loans.  At June 30, 2007 there were 21 loans more than 90 days delinquent or past maturity totaling $65,852,000, compared to 18 such loans totaling $71,949,000 at June 30, 2008.  Management’s decision was also based upon general weakness of the U.S. economy of late, and in particular, the declines in the real estate market related to property values and available liquidity.

At June 30, 2008, there were five outstanding secured loans totaling $4,442,000 with a filed notice of default as compared to two outstanding secured loans totaling $906,000 at June 30, 2007. Foreclosures are not an unusual occurrence in the segment of the lending industry in which we operate.

The general partners received mortgage brokerage commissions from loan borrowers of $233,000 and $911,000 for the three month periods and $361,000 and $1,763,000 for the six month periods, all ended June 30, 2008 and 2007, respectively.  The decrease is due to reduced volume of new loans earning a commission.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will on occasion take back the real estate securing the loan. As of June 30, 2008, the partnership had 18 loans past due 90 days or more on interest payments and/or past maturity, totaling $71,949,000. As of June 30, 2008 the partnership has filed notices of default, beginning the process of foreclosure against five loans all previously included in the 90 day delinquent payment category, one of which is a matured loan. The principal amounts of the five filed notices of default total $4,442,000 or 1.24% of the loan portfolio.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of June 30, 2008 the partnership had six loans totaling $10,086,000 subject to workout agreements.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  In 2008, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year.  We may take back additional real estate through the foreclosure process in 2008.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on our results of operations or liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate of $7,980,000 through June 30, 2008.  These provisions for losses were made to protect against collection losses.  The total cumulative provision for losses as of June 30, 2008 is considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

PORTFOLIO REVIEW – For the six months ended June 30, 2008 and 2007

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of June 30, 2008 and 2007, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma and Marin) represented $195,267,000 (54.58%) and $173,130,000 (60.32%), respectively, of the outstanding secured loan portfolio.  As of June 30, 2008 and 2007 an additional $53,106,000 (14.84%) and $48,787,000 (17.00%) were in counties adjacent to the San Francisco Bay Area, totaling, with the loans in the nine San Francisco Bay Area counties, $248,373,000 (69.42%) and $221,917,000 (77.31%), respectively.  The remainder of the portfolio represented loans secured primarily by Southern California real estate.

As of June 30, 2008 and 2007 the partnership held 131 and 109 secured loans, respectively, in the following categories ($ in thousands):

	June 30,
	2008		2007
Single family homes (1-4 units)	$255,382	71.39%	$195,948	68.26%
Apartments (5+ units)	12,462	3.48%	71,573	24.94%
Commercial	87,519	24.46%	16,616	5.79%
Land	2,408	0.67%	2,895	1.01%

Total	$357,771	100.00%	$287,032	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2008 ($ in thousands).

	# of Secured Loans	Amount	Percent
First trust deeds	72	$188,172	52.60%
Second trust deeds	55	168,801	47.18%
Third trust deeds	4	798	0.22%
Total	131	$357,771	100.00%

Maturing prior to 12/31/08	29	$190,499	53.25%
Maturing during 2009	25	60,675	16.96%
Maturing during 2010	20	41,932	11.72%
Maturing after 12/31/10	57	64,665	18.07%
Total	131	$357,771	100.00%

Average secured loan as a % of secured loan portfolio		$2,731	0.76%
Largest secured loan as a % of secured loan portfolio		38,976	10.89%
Smallest secured loan as a % of secured loan portfolio		45	0.01%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			67.94%
Largest secured loan as a percent of partnership assets		38,976	9.51%

Liquidity and Capital Resources.

Partnership capital continued to increase during the six month period ended June 30, 2008.  The partnership received new limited partner capital contributions of $11,659,000 for the six month period ended June 30, 2008 as compared to $15,730,000 for the six month period ended June 30, 2007.  Retained earnings of limited partners that chose to compound earnings were $6,353,000 for the six month period ended June 30, 2008, as compared to $6,335,000 for the same period ended June 30, 2007.  The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $357,771,000 at June 30, 2008, as compared to $287,032,000 at June 30, 2007.

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

During the three and six month periods ended June 30, 2008 and 2007, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Distributing	$3,158,000	$3,216,000	$6,353,000	$6,335,000
Compounding	$2,167,000	$1,962,000	$4,293,000	$3,845,000

As of June 30, 2008 and 2007 limited partners electing to receive cash distributions of earnings represented 41% and 38%, respectively, of the limited partners’ outstanding capital accounts. These percentages have remained relatively stable. The general partners anticipate that after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for many limited partners has yet to expire, as of June 30, 2008, many limited partners may not have yet opted for such liquidation. Limited partners may liquidate their investment over a one-year period subject to certain limitations and a 10% penalty for early withdrawal.  Capital liquidations including early withdrawals during the three and six month periods ended June 30, 2008 and 2007 were:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Capital liquidations – without penalty	$1,157,000	$645,000	$2,326,000	$1,277,000
Capital liquidations – with penalty	$631,000	$139,000	$1,001,000	$554,000

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

While the general partners have set an estimated value for the partnership units, such determination may not be representative of the ultimate price realized by an investor for such units upon sale. No public trading market exists for the partnership units and none is likely to develop. Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties.

Current Economic Conditions.

The partnership makes mortgage loans in California where the bulk of its lending is concentrated in the San Francisco Bay Area and outlying communities.  The economic health of California and the San Francisco Bay Area play a significant role in the performance of the real estate industry and property values in general, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous, diverse industries, including tourism, finance, entertainment, shipping, technology, agriculture and government.

The United States Gross Domestic Product (GDP) continued in positive territory during the second quarter of 2008 rising at an estimated 1.9 percent rate.  Many had raised fears that the numerous factors currently affecting the economy, including a weak housing market, credit crunch, rising unemployment, increased inflation and bank mortgage debt write-downs would weigh heavily enough upon growth to further slow or push the economy into negative growth.  The United States economy has proven to be resilient to the numerous factors weighing upon it and rose above the 0.9 percent increase in GDP for the first quarter of 2008.

Inflation as measured by the Consumer Price Index (CPI) accelerated rapidly in the second quarter of 2008. Consumer prices advanced at a seasonally adjusted annualized rate of 7.9 percent in the second quarter after increasing at a 3.1 percent rate in the first three month of 2008.  This brings the year-to-date annual rate to 5.5 percent and compares with an increase of 4.1 percent in all of 2007.  The outlook for continued strong inflation may change with the recent strong reduction in oil and other commodity prices during July and early August of 2008.   The price of a barrel of oil fell from its July highs of approximately $145 per barrel to less than $118 per barrel in early August 2008.  The cost of energy has been a leading contributor to advances in the CPI.

Unemployment, a factor in borrowers’ ability to service their indebtedness, increased during the second quarter of 2008.  Both the United States and the California unemployment rates increased to 5.5 percent and 6.9 percent, respectively.  These unemployment rates evidence the steady increase in unemployment particularly when compared to the unemployment rates existing in June of 2007 of 4.6 percent and 5.3 percent for the United States and California, respectively.

The Federal Reserve, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market.  The Fed’s initial goals were to stimulate the economy while keeping inflation in check and create jobs.  Later their efforts expanded to include increasing liquidity in the financial system.  In September of 2007, the Federal Funds Rate was 5.25 percent when the Federal Reserve began to lower the rate.  The present Federal Funds Rate of 2.00 percent has been left unchanged during its last two sessions.  Like the Federal Funds Rate, banks have lowered their Prime Rate to 5.00 percent from its most recent high of 8.25 percent.  Short-term Treasury yields have also fallen, but longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  As of July 28, 2008 the 10 year treasury yield was 4.09 percent and has remained near the 4.00 percent range through much of the 2008 second quarter.  Mortgage interest rates have not been significantly affected by the Federal Reserve’s actions but are lower than one year ago.  Freddie Mac reports that during the week ending July 17, 2008 the 30-year fixed-rate mortgage averaged 6.26 percent with an average 0.6 point fee. One year ago, the 30-year fixed-rate mortgage average 6.73 percent with a 0.4 point fee.  The current 30-year mortgage rate is slightly higher than the rates that existed during the Spring of 2008 when comparable mortgage rates were in the high 5.00 percent range.

On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  Dataquick reported that sales of new, resale and condominiums increased 6.6 percent from May 2008 to June 2008, but on a comparative basis between June of 2007 and 2008 they declined 8.1 percent to a total sales volume of 35,024 units.  The California Association of Realtors (CAR) reported the median price of an existing, single-family detached home in California decreased 37.7 percent to $368,250 in June of 2008 when compared to June 2007.  The significant decline in the median price is largely due to a dramatic shift in the sales mix since the onset of the credit crunch and the increase in the share of distressed sales.  A year ago, the under $500,000 price range accounted for 40 percent of sales, the middle segment made up about 45 percent, and the over $1,000,000 segment captured 15 percent of the market.  As of June 2008, the shares had shifted to 67 percent, 24 percent and 9 percent, respectively.  CAR’s unsold Inventory Index for existing, single-family detached homes in June 2008 was 7.7 months compared with 10.2 months for June of 2007.  This falling index, which indicates the months needed to deplete the market supply of homes at the current sales rate, is a good omen indicating the market may be moving toward balance with normal amounts of inventory available for real estate buyers to select from.

Loan delinquencies and foreclosures on residential real estate have been rising. Mortgage servicers recorded 121,341 "notices of default" during the April-through-June period.  That was up 6.6 percent from a revised 113,809 for this year's first quarter, and up 124.9 percent from 53,943 in second-quarter 2007, according to DataQuick Information Systems.

The partnership’s loans outstanding as of June 30, 2008 carried an average loan-to-value ratio of 67.94% based on appraised value and senior liens as of the date the loan was made.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make difficult choices.  The partnership’s average loan to value ratio may help provide sufficient equity to recoup individual outstanding loan balances in connection with foreclosure of properties which may increase during the remainder of 2008.

Commercial and multifamily real estate have continued to fare well in 2008.  Rents have continued to rise but vacancies have begun to increase.  NAIBT Commercial reported the San Francisco Bay Area office market posted a moderate increase in vacancies in the second quarter of 2008.  The Bay Area office market saw an increase in vacancies, from 11.0 percent at the close of 2007 to 12.8 percent.  Average asking rental rates though now leveling pushed slightly further above the $3.00 mark to $3.09 per square foot for full service during the second quarter of 2008.  A stable commercial and apartment rental market helps keep values stable, a benefit to the partnership.  Stable rents and stable property values provide support for the partnership’s expectation that loans secured by these properties will continue to perform.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of June 30, 2008 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$75,000	$—	$58,338	$16,662
Construction loans	—	—	—	—
Rehabilitation loans	3,079	3,079	—	—

Total	$78,079	$3,079	$58,338	$16,662

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of June 30, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$9,996						$9.996
Average interest rate	1.49%						1.49%
Loans secured by deeds
of trust	$190,499	60,675	41,932	7,700	45,885	11,080	$357,771
Average interest rate	9.56%	10.07%	9.72%	9.36%	7.01%	9.28%	9.33%
Interest bearing liabilities:
Line of credit		$2,084	25,002	25,002	22,912		$75,000
Interest rate	4.50%						4.50%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations, among other things, requiring them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of June 30, 2008, 18 loans totaling $71,949,000 were delinquent over 90 days on interest payments or past maturity.  This includes eight matured loans totaling $42,481,000.  As of June 30, 2008 the general partners have determined the allowance for loan losses and real estate of $7,980,000 (2.45% of partner’s capital) is adequate in amount.  Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership also makes loans requiring periodic disbursements of funds.  As of June 30, 2008, there were nine such loans.  These loans are divided into two classifications:  Construction Loans and Rehabilitation Loans.

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

Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of June 30, 2008, is set forth below:

	Complete Construction	Rehabilitation
Disbursed funds	$—	$64,020,000
Undisbursed funds	$—	$3,079,000
	$—	$67,099,000

Part I – Item 4. CONTROLS AND PROCEDURES

As of June 30, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, the partnership’s disclosure controls and procedures are effective in timely accumulating and alerting the general partners to material information needed to allow timely decisions regarding disclosures required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in the partnership’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2008

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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
August 14, 2008

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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
August 14, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors VIII and will be retained by Redwood Mortgage Investors VIII and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
August 14, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors VIII and will be retained by Redwood Mortgage Investors VIII and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
______________________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
August 14, 2008