Form 10-Q
period 2008-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2008-11-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)
(in thousands)

ASSETS

	September 30,	December 31,
	2008	2007
Cash and cash equivalents	$19,415	$11,591

Loans
Loans, secured by deeds of trust	359,790	305,568
Loans, unsecured	345	345
Allowance for loan losses	(7,186)	(4,469)
Net loans	352,949	301,444

Interest and other receivables
Accrued interest and late fees	10,132	5,600
Receivable from affiliate	—	764
Advances on loans	10,980	2,358
Total interest and other receivables	21,112	8,722

Real estate owned
Real estate held	21,035	20,547
Real estate held for sale	6,803	4,479
Allowance for real estate losses	(1,863)	(1,417)
Net real estate owned	25,975	23,609
Loan origination fees, net	95	117

Total assets	$419,546	$345,483

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2008	2007
Liabilities
Line of credit	$75,000	$29,450
Mortgage payable	324	—
Accounts payable	30	62
Deferred revenue	3,895	355
Payable to affiliate	905	557
Total liabilities	80,154	30,424

Minority interest	3,572	3,240
Investors in applicant status	1,264	492

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,767 and $1,791 for September 30, 2008 and
December 31, 2007, respectively; and Formation Loan receivable of $13,551 and $13,497 for September 30, 2008 and December 31,
2007, respectively	334,275	311,065

General partners’ capital, net of unallocated syndication costs of $18
and $18 for September 30, 2008 and December 31, 2007, respectively	281	262

Total partners’ capital	334,556	311,327

Total liabilities and partners’ capital	$419,546	$345,483

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)
(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenues
Interest on loans	$8,750	$7,315	$24,927	$21,074
Interest-interest bearing accounts	40	22	75	63
Late fees, prepayment penalties and fees	69	74	116	221
Imputed interest on Formation Loan	170	176	490	507
Gain on sale of loan	119	—	119	—
Other	22	33	71	53
Total revenues	9,170	7,620	25,798	21,918
Expenses
Mortgage servicing fees	877	—	1,782	1,310
Interest expense	778	480	1,941	1,455
Amortization of loan origination fees	26	26	80	78
Provisions for losses on loans and real estate owned	1,314	755	3,434	924
Asset management fees	326	293	950	839
Clerical costs through Redwood Mortgage Corp.	84	83	252	249
Professional services	37	208	182	372
Amortization of discount on imputed interest	170	176	490	507
Other	68	47	262	172
Total expenses	3,680	2,068	9,373	5,906
Net income	$5,490	$5,552	$16,425	$16,012

Net income: general partners (1%)	$55	$55	$164	$160
limited partners (99%)	5,435	5,497	16,261	15,852
	$5,490	$5,552	$16,425	$16,012
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$16	$17	$48	$53

-where partner receives income in monthly
distributions	$15	$17	$47	$52

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)
(in thousands)

	2008	2007
Cash flows from operating activities
Net income	$16,425	$16,012
Adjustments to reconcile net income to net cash
provided by operating activities
Amortization of loan origination fees	80	78
Imputed interest income	(490)	(507)
Amortization of discount	490	507
Gain on sale of loan	(119)	—
Provision for loan and real estate losses	3,434	924
Change in operating assets and liabilities
Accrued interest and late fees	(4,839)	(1,818)
Advances on loans	(12)	(332)
Receivable from affiliate	764	(668)
Loan origination fees	(58)	—
Accounts payable	(32)	108
Deferred revenue	(355)	—
Payable to affiliate	348	35
Net cash provided by operating activities	15,636	14,339

Cash flows from investing activities
Loans originated	(115,416)	(94,812)
Principal collected on loans	49,232	69,125
Payments for development of real estate	(569)	(773)
Payment on term loan and related payables		(845)
Proceeds from sale of loan	5,300	—
Proceeds from disposition of real estate	270	5,680
Net cash used in investing activities	(61,269)	(21,625)

Cash flows from financing activities
Borrowings on line of credit, net	45,550	1,750
Payment on mortgages	(1)	—
Contributions by partner applicants	19,569	24,824
Partners’ withdrawals	(11,541)	(8,769)
Syndication costs paid	(276)	(320)
Formation loan lending	(1,448)	(1,874)
Formation loan collections	1,272	1,167
Increase in minority interest	332	110
Net cash provided by financing activities	53,457	16,888

Net increase in cash and cash equivalents	7,824	9,602

Cash and cash equivalents – beginning of period	11,591	18,096

Cash and cash equivalents – end of period	$19,415	$27,698

Supplemental disclosures of cash flow information
Cash paid for interest	$1,941	$1,455

The accompanying notes are an integral part of these consolidated financial statements.
Please see Note 4 for comments on any significant non-cash transactions.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes Formation Loan transactions to September 30, 2008 ($ in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$99,183	$298,996

Formation Loan made	1,075	2,272	2,218	3,777	5,661	7,454	22,457
Discount on imputed
interest	—	(40)	(89)	(213)	(752)	(2,016)	(3,110)

Formation Loan made,
net	1,075	2,232	2,129	3,564	4,909	5,438	19,347
Repayments to date	(991)	(1,717)	(1,251)	(1,782)	(1,735)	(859)	(8,335)
Early withdrawal
penalties applied	(84)	(162)	(127)	(83)	(115	—	(571)

Formation Loan, net
at September 30, 2008	—	353	751	1,699	3,059	4,579	10,441
Unamortized discount
on imputed interest	—	40	89	213	752	2,016	3,110

Balance
September 30, 2008	$—	$393	$840	$1,912	$3,811	$6,595	$13,551

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.5%	7.5%

The Formation Loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended September 30, 2008 and 2007, amortization expense related to the discount on the imputed interest was $170,000 and $176,000, respectively, and for the nine month periods the amounts were $490,000 and $507,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through September 30, 2008, syndication costs of $4,961,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$4,961
Early withdrawal penalties applied	(174)
Allocated to date	(3,002)

September 30, 2008 balance	$1,785

The sixth offering of 100,000,000 units ($100,000,000) commenced August 4, 2005. Syndication costs attributable to the sixth offering will be limited to the lesser of 10% of the gross proceeds or $4,000,000 with excess to be paid by the general partners. As of September 30, 2008, the sixth offering had incurred syndication costs of $1,703,000 (1.72% of contributions).  Syndication costs are typically higher in the early stages of an offering.

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

Loans secured by deeds of trust

At September 30, 2008 and December 31, 2007, the partnership had nineteen loans past due more than 90 days in interest payments (“90 Day Past Due Loans”) totaling $83,748,000 and $49,672,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

Most of the partnership’s loans contain balloon payments at their maturity date, meaning a lump sum payment of principal and interest is due at the maturity date.  Borrowers occasionally are not able to pay the full amount due at the maturity date.  The partnership may allow these borrowers to continue making the previously regularly scheduled monthly payments for periods of time to assist the borrower in meeting the balloon payment obligation.  These loans for which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are called “Past Maturity Loans”.  At September 30, 2008 and December 31, 2007, the partnership had eleven and seven loans totaling $57,462,000 and $35,472,000, respectively, which were Past Maturity Loans.  Some of the Past Maturity Loans are also categorized and included in the totals of the 90 Day Past Due Loans when they are both past their maturity date and they are more than 90 days late on regularly scheduled monthly payments.  The total combined number of 90 Day Past Due Loans and Past Maturity Loans at September 30, 2008 and December 31, 2007 was twenty and twenty-one, totaling $85,724,000 and $65,852,000, respectively.  Accrued interest, advances and late charge receivables on these loans totaled $15,849,000 and $5,095,000 as of September 30, 2008 and December 31, 2007, respectively.  Four of these loans at September 30, 2008 totaling $9,043,000 are considered impaired, are not accruing additional interest, and have specific loss reserves of $344,000.  The other sixteen loans are not considered impaired because, in the opinion of management, there is sufficient collateral to cover the outstanding amount due to the partnership and interest is still accruing.  At December 31, 2007, there were no loans categorized as impaired by the partnership.

Allowance for loan losses

The composition of the allowance for loan losses as of September 30, 2008 and December 31, 2007 was as follows (in thousands):

	September 30, 2008		December 31, 2007
		Percent		Percent
		to total		to total
	Amount	loans	Amount	loans
Real estate mortgage
Single-family (1-4 units)	$5,791	73%	$3,028	63%
Apartments (5+ units)	109	3%	76	3%
Commercial	1,151	23%	1,210	33%
Land	49	1%	73	1%
Total real estate-mortgage	7,100	100%	4,387	100%
Total unsecured	86	100%	82	100%
Total allowance for loan losses	$7,186	100%	$4,469	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 was as follows (in thousands):

	September 30,	December 31,
	2008	2007
Balance at beginning of period	$4,469	$2,786

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	(39)	(13)
Apartments (5+ units)	—	(11)
Commercial	(100)	(363)
Land	—	(46)
	(139)	(433)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments (5+ units)	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(139)	(433)
Additions charged to operations	2,881	1,788
Transfer from (to) real estate owned reserve	(25)	328

Balance at end of period	$7,186	$4,469

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.04%	0.14%

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
SEPTEMBER 30, 2008 (unaudited)

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
SEPTEMBER 30, 2008 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held

The following schedule for real estate held reflects the cost of the properties and recorded reductions to estimated fair values,  at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
Real estate held	2008	2007

Costs of properties	$21,035	$20,547
Reduction in value	(920)	(917)

Real estate held, net	$20,115	$19,930

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,796,000 in loans receivable, accrued interest, advances and late charge receivables.  The partnership has been pursuing legal remedies surrounding title conditions not disclosed to the partnership at the time of making the original loan.  In July, 2008 the partnership received $941,000 as a partial settlement of claims from the title insurance company.  Combined with a previous recovery the partnership has now received $1,149,000.  The partnership continues to seek further recoveries.  As of September 30, 2008 and December 31, 2007 the partnership’s investment net of recoveries in this property totaled $1,825,000 and $2,679,000, respectively.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover all of their investments. The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of September 30, 2008, approximately $2,915,000 in costs related to the development of this property have been capitalized.  During 2006, the partnership recovered $431,000 from one of the guarantors of the original note.  As of September 30, 2008 and December 31, 2007, the partnership’s investment, together with the other affiliated partnerships, totaled $13,079,000 and $11,872,000, respectively.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  In 2006, one of the parcels comprising the property was sold.  The partnership incurred a loss of $73,000 on this sale, which had been previously reserved for.  The partnership’s total investment at September 30, 2008 was $3,220,000, net of a reserve of $420,000 and at December 31, 2007, the partnership’s total investment in this property was $3,222,000, net of a reserve of $417,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held for sale (continued)

In September 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At September 30, 2008 and December 31, 2007, the partnership’s total investment in this property was $1,991,000 and $1,857,000, respectively, net of a valuation allowance of $500,000.

The following schedule for real estate held for sale, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
Real estate held for sale	2008	2007
Costs of properties	$6,803	$4,479
Reduction in value	(943)	(500)

Real estate held for sale, net	$5,860	$3,979

In April, 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $1,269,000 at foreclosure.  The partnership has capitalized an additional $62,000 in improvements and furnishings.  The total investment at September 30, 2008 was $1,157,000, net of a valuation allowance of $174,000.

In April, 2008, the partnership acquired a single family residence through foreclosure.  On the date of acquisition the total investment was $985,000, comprised of $660,000 of loan principal, accrued interest, late fees and advances held by the partnership and $325,000 of a first lien held by another lender.  The partnership will make the monthly payment due on the first lien until the property is sold.  The total investment at September 30, 2008 was $729,000, net of a valuation allowance of $269,000.

In February, 2008, the partnership acquired a single family residence through foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $391,000 at foreclosure.  Additional expenditures of $11,000 were needed to make the residence saleable.  In July of 2008 the property was sold and the net proceeds were $270,000.  The remaining balance of $132,000 was charged against the previously established reserve for losses.

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were being expensed.  At September 30, 2008 and December 31, 2007, the partnership’s total investment in Russian was $3,974,000 and $3,979,000, respectively, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 5 – BORROWINGS

Bank line of credit

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement.  The line of credit matures on June 30, 2010, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio.  The outstanding balances were $75,000,000 and $29,450,000 at September 30, 2008 and December 31, 2007, respectively.  The interest rate was 4.50% at September 30, 2008 and 6.75% at December 31, 2007.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized. The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at September 30, 2008 and December 31, 2007.  The partnership may, at its option, convert the line of credit to a term loan payable over 36 months.

Mortgage payable

In April, 2008 the partnership acquired a single family residence through foreclosure.  This property was subject to a first lien by another lender, and the partnership reached an agreement with the holder of this lien, for the partnership to continue to make the monthly payments.  Please see Note 4 above for further details of the transaction. The balance at September 30, 2008 was $324,000.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 6 – FAIR VALUE (continued)

The partnership does not record loans at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (Level 2). The fair value of these loans of $359,887,000 and $307,654,000 at September 30, 2008 and December 31, 2007, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the Partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves management establishes after taking into account the borrower’s creditworthiness and their ability to repay the loan.

(d)	Line of credit and loan commitments (Level 2). The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At September 30, 2008 and December 31, 2007 the loans secured by recorded deeds of trust had the following characteristics ($ in thousands):

	September 30,	December 31,
	2008	2007
Number of secured loans outstanding	142	116
Total secured loans outstanding	$359,790	$305,568

Average secured loan outstanding	$2,534	$2,634
Average secured loan as percent of total secured loans	0.70%	0.86%
Average secured loan as percent of partners’ capital	0.76%	0.85%

Largest secured loan outstanding	$38,976	$34,383
Largest secured loan as percent of total secured loans	10.83%	11.25%
Largest secured loan as percent of partners’ capital	11.65%	11.04%
Largest secured loan as percent of total assets	9.29%	9.95%

Number of counties where security is located (all California)	35	32

Largest percentage of secured loans in one county	23.51%	23.63%

Number of secured loans in foreclosure status	5	5
Amount of secured loans in foreclosure	$5,369	$5,169

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following secured loan categories were held at September 30, 2008 and December 31, 2007 ($ in thousands):

	September 30,	December 31,
	2008	2007

First Trust Deeds	$188,126	$138,965
Second Trust Deeds	170,867	166,103
Third Trust Deeds	797	500
Total loans	359,790	305,568
Prior liens due other lenders at time of loan	363,294	433,797

Total debt	$723,084	$739,365

Appraised property value at time of loan	$1,052,680	$1,098,743

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was consummated	68.69%	67.29%

Secured loans by type of property
Single-family (1-4 units)	$264,580	$191,608
Apartments (5+ units)	10,763	9,369
Commercial	81,968	100,933
Land	2,479	3,658

	$359,790	$305,568

The interest rates on the loans range from 5.00% to 12.50% at September 30, 2008 and 7.00% to 13.00% at December 31, 2007. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of September 30, 2008 are as follows:

Amount

Year ending December 31, 2008	$123,367
2009	102,450
2010	55,272
2011	12,243
2012	47,277
Thereafter	19,181

$359,790

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The scheduled maturities for 2008 include eleven past maturity loans totaling $57,462,000, and representing 15.97% of the portfolio at September 30, 2008.  Interest payments on ten of these loans were categorized as more than 90 days past due.  Occasionally the partnership allows borrowers to continue to make the payments on Past Maturity Loans for periods of time.  It is the partnership’s experience loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.  None of the Past Maturity Loans is in foreclosure as of September 30, 2008.

The partnership had 19.45% of its receivable balance due from one borrower at September 30, 2008.  Interest revenue for this borrower accounted for approximately 14.59% of interest revenue for the nine months ended September 30, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/rehabilitation loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At September 30, 2008 there were $1,460,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirement of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership was not obligated to fund additional money on these loans as of September 30, 2008. There were seven loans totaling $10,706,000 in workout agreements as of September 30, 2008.

Legal proceedings

From time to time, the partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At September 30, 2008 the partnership owned eight real estate properties, which were taken back from defaulted borrowers.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  A specific loss reserve will be established if warranted.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $503,000 and $301,000 for the three month periods and $865,000 and $2,064,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes the results for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Maximum chargeable	$1,316,000	$1,085,000	$3,799,000	$3,051,000
Waived	(439,000)	(1,085,000)	(2,017,000)	(1,741,000)
Net charged	$877,000	$—	$1,782,000	$1,310,000

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The table below summarizes the results for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Maximum chargeable	$326,000	$293,000	$950,000	$839,000
Waived	—	—	—	—
Net charged	$326,000	$293,000	$950,000	$839,000

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $88,000 and $8,000 for the three month periods and $151,000 and $40,000 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $55,000 and $55,000 for the three month periods and $164,000 and $160,000 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Clerical Costs through Redwood Mortgage Corp.   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $84,000 and $83,000 for the three month periods and $252,000 and $249,000 for the nine month periods, all ended September 30, 2008 and 2007, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of September 30, 2008 and December 31, 2007, a general partner, Gymno Corporation, had contributed $299,000 and $280,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Results of Operations

Changes in the partnership’s operating results are tabulated for reference and are discussed below ($ in thousands):

	Changes during the three months ended September 30, 2008 versus 2007		Changes during the nine months ended September 30, 2008 versus 2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$1,435	20%	$3,853	18%
Interest-interest bearing accounts	18	82	12	19
Late fees, prepayment penalties and fees	(5)	(7)	(105)	(48)
Imputed interest on Formation Loan	(6)	(3)	(17)	(3)
Gain on sale of loan	119	—	119	—
Other	(11)	(33)	18	34
Total revenue	1,550	20	3,880	18

Expenses
Mortgage servicing fees	877	—	472	36
Interest expense	298	62	486	33
Amortization of loan origination fees	—	—	2	3
Provisions for losses on loans and real estate owned	559	74	2,510	272
Asset management fees	33	11	111	13
Clerical costs through Redwood Mortgage Corp.	1	1	3	1
Professional services	(171)	(82)	(190)	(51)
Amortization of discount on imputed interest	(6)	(3)	(17)	(3)
Other	21	45	90	52
Total expenses	1,612	78	3,467	59

Net income	$(62)	(1)%	$413	3%

The increase in interest on loans for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007, was due primarily to the increased size of the partnership’s average secured loan portfolio offset by declines in the weighted average interest rates.  Please see the table below for the numbers related to each period ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Average loan balance	$359,241	$288,816	$340,605	$276,366
Average interest rate	9.28%	10.04%	9.49%	9.92%

The decrease in late fee income for the three month and nine month periods ended September 30, 2008 as compared to the same periods in 2007 was due to management’s decision to only accrue additional fees on loans where collectibility is deemed highly likely.  In a weak real estate environment management may waive late fees in an attempt to allow the borrower to catch up on delinquent payments or help in keeping real estate holding costs more affordable.

The increase to gain on sale of loan relates to a premium obtained upon the sale of a mortgage loan.

The increase in mortgage servicing fees for the three month period ended September 30, 2008 as compared to the same period in 2007 was due to a 21% increase in chargeable fees caused by the increase in the average loan balance.  Also the amount waived by Redwood Mortgage Corp. decreased by 60%.  The increase for the nine month period ended September 30, 2008 compared to the same period in 2007, results from a 25% increase in chargeable fees partially offset by a 16% increase in the waived amount.    Please see the table in the discussion on interest income above for the actual portfolio balances and the table in Related Parties for the actual fees charged and waived.

The increase in interest expense for the three month and nine month periods ended September 30, 2008 as compared to the same periods in 2007 was primarily due to an increase in the daily average borrowing from $22,173,000 for the third quarter of 2007 to $71,717,000 for 2008 and from $19,860,000 for the first nine months of 2007 to $53,050,000 for 2008.  Also, the interest rates declined from 8.25% for both periods in 2007, to 4.24% for the third quarter and 4.59% for the first nine months of 2008.

The increase in the provision for losses on loans and real estate for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 was due to management’s decision to increase the allowances for losses for loans and real estate due to increased loan portfolio size.  Management’s decision was also based upon general weakness of the U.S. economy of late, and in particular, the declines in the real estate market related to property values and available liquidity.

The decrease in professional fees is primarily related to start-up costs related to the required Sarbanes-Oxley work which began in mid-2007.

At September 30, 2008, there were five outstanding secured loans totaling $5,369,000 with a filed notice of default as compared to five outstanding secured loans totaling $5,170,000 at September 30, 2007. Foreclosures are not an unusual occurrence in the segment of the lending industry in which we operate.

The general partners received mortgage brokerage commissions from loan borrowers of $503,000 and $301,000 for the three month periods and $865,000 and $2,064,000 for the nine month periods, all ended September 30, 2008 and 2007, respectively.  The nine month decrease is due to reduced volume of new loans earning a commission.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, borrowers’ payment records, as well as other factors. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will on occasion take back the real estate securing the loan. As of September 30, 2008, the partnership had twenty loans past due more than 90 days on interest payments and/or past maturity, totaling $85,724,000. As of September 30, 2008 the partnership has filed notices of default, beginning the process of foreclosure against five loans all included above in the more than 90 day delinquent payment category, none of which is a matured loan. The principal amounts of the loans with filed notices of default total $5,369,000 or 1.49% of the loan portfolio.

The partnership periodically enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. As of September 30, 2008 the partnership had seven loans totaling $10,706,000 subject to workout agreements.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  In 2008, we may initiate foreclosure proceedings on delinquent borrowers or borrowers who become delinquent during the balance of the year.  We may take back additional real estate through the foreclosure process in 2008.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on our results of operations or liquidity.  As a safeguard against potential losses, the general partners have established reserves for losses on loans and real estate owned of $9,049,000 as of September 30, 2008.  These reserves were made to protect against collection losses.  These reserves for losses as of September 30, 2008 are considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

PORTFOLIO REVIEW – For the nine months ended September 30, 2008 and 2007

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of September 30, 2008 and 2007, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma and Marin) represented $198,556,000 (55%) and $170,467,000 (60%), respectively, of the outstanding secured loan portfolio.  As of September 30, 2008 and 2007 an additional $48,646,000 (14%) and $49,772,000 (17%) were in counties adjacent to the San Francisco Bay Area, totaling, with the loans in the nine San Francisco Bay Area counties, $247,202,000 (69%) and $220,239,000 (77%), respectively.  The remainder of the portfolio represented loans secured primarily by Southern California real estate.

As of September 30, 2008 and 2007 the partnership held 142 and 108 secured loans, respectively, in the following categories ($ in thousands):

	September 30,
	2008		2007
Single family homes (1-4 units)	$264,580	73%	$189,737	66%
Apartments (5+ units)	10,763	3%	13,422	5%
Commercial	81,968	23%	79,525	28%
Land	2,479	1%	2,408	1%

Total	$359,790	100%	$285,092	100%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2008 ($ in thousands).

	# of Secured Loans	Amount	Percent
First trust deeds	72	$188,126	52%
Second trust deeds	66	170,867	47%
Third trust deeds	4	797	1%
Total	142	$359,790	100%

Maturing prior to 12/31/08	20	$123,367	35%
Maturing during 2009	25	102,450	28%
Maturing during 2010	22	55,272	15%
Maturing after 12/31/10	75	78,701	22%
Total	142	$359,790	100%

Average secured loan as a % of secured loan portfolio		$2,534	0.70%
Largest secured loan as a % of secured loan portfolio		38,976	10.83%
Smallest secured loan as a % of secured loan portfolio		35	0.01%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			68.69%
Largest secured loan as a percent of total assets		38,976	9.29%

Liquidity and Capital Resources.

Partnership capital continued to increase during the nine month period ended September 30, 2008.  The partnership received new limited partner capital contributions of $19,576,000 for the nine month period ended September 30, 2008 as compared to $24,786,000 for the nine month period ended September 30, 2007.  Retained earnings of limited partners that chose to compound earnings were $9,509,000 for the nine month period ended September 30, 2008, as compared to $9,672,000 for the same period ended September 30, 2007.  The increased partnership capital assisted in the partnership’s ability to increase loans outstanding to $359,790,000 at September 30, 2008, as compared to $285,092,000 at September 30, 2007.

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

During the three and nine month periods ended September 30, 2008 and 2007, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute: ($ in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
Compounding	$3,156	59%	$3,337	62%	$9,509	59%	$9,672	62%
Distributing	$2,189	41%	$2,071	38%	$6,482	41%	$5,916	38%

The percentages for limited partners electing compounding or distribution of earnings have remained relatively stable. The general partners anticipate after all capital has been raised, the percentage of limited partners electing to withdraw earnings will decrease due to the dilution effect which occurs when compounding limited partners’ capital accounts grow through compounded earnings.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties. Once a limited partner’s initial five-year hold period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for many limited partners has yet to expire, as of September 30, 2008, many limited partners may not have yet opted for such liquidation. Limited partners may liquidate their investment over a one-year period subject to certain limitations and a 10% penalty for early withdrawal.  Capital liquidations including early withdrawals during the three and nine month periods ended September 30, 2008 and 2007 were: ($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Capital liquidations – without penalty	$1,114	$718	$3,440	$1,995
Capital liquidations – with penalty	$689	$223	$1,690	$777

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

Current Economic Conditions.

The partnership makes mortgage loans in California.  The bulk of its lending is concentrated in the San Francisco Bay Area and outlying communities.  The economic health of California and the San Francisco Bay Area are significant in determining the performance of the real estate industry and property values in general, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous diverse industries, including tourism, finance, entertainment, shipping, technology, agriculture and government.  Alone, California is the eighth largest economy in the world and as such is a major contributor to the overall United States economic health.

Both the United States’ and California’s economies have encountered difficult economic times over the last year.  A proximate cause of the financial difficulties has been the rise in housing prices during 2003 to 2006 and the subsequent declines.  As residential real estate values declined, borrowers that had obtained subprime mortgages began to default on their mortgage obligations.  These defaults were due to a variety of reasons, including inability to manage their mortgage payments, dramatic increases in mortgage payments, stricter underwriting standards and reduced equity.  This has led to what many are calling the “Credit Crisis.”

During the year 2008, numerous events have buffeted the economy, the financial system and the business sector.  These include:  the failure of brokerage firm Lehman Bros; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac, (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide, (the third largest holder of residential mortgages in the United States) and the forced merger of Wachovia Bank.  Wall Street, in particular, has been hard hit with various stock indices having dropped significantly in 2008.  The Dow Jones Industrial Average has dropped 30 percent, the Standard and Poor’s 500 has dropped 34 percent and the NASDAQ has dropped 35 percent, all through October 31, 2008.  These factors have contributed to shrinking credit availability and exposed the financial system to increased risks.

In response to the strife in the financial markets, and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury has enacted many measures.  Some of these measures include a financial stimulus package, the temporary raising of limits on the Federal Deposit Insurance Corporation and National Credit Union Administration  from $100,000 to $250,000 per account, the Troubled Asset Relief Program to provide capital to financial institutions and purchase or guarantee troubled mortgage related and possibly other assets, increasing the amount of funds it auctions to banks, reducing the Federal Funds rate, placing a temporary guarantee for balances held in money market mutual funds and the Emergency Economic Stabilization Act.  The results of these actions and future actions will take time to have their intended effect.

The United States Gross Domestic Product (GDP) increased at an annual rate of 0.9 percent during the first quarter of 2008 and continued in positive territory during the second quarter of 2008, rising at an annual rate of 2.8 percent.  During the third quarter of 2008 GDP fell to a negative 0.3 percent raising fears the credit crisis will cause the economy to fall into a recession.

Inflation as measured by the Consumer Price Index (CPI) accelerated in the first and second quarters of 2008. Consumer prices advanced at a seasonally adjusted annualized rate of 7.9 percent in the second quarter after increasing at a 3.1 percent rate in the first three months of 2008.  The cost of energy has been a leading contributor to advances in the CPI.  However, the price of crude oil fell from its July highs of approximately $145 per barrel to less than $70 per barrel in October 2008.  Recent reductions in the price of oil and lower housing costs have driven increases in the CPI downward to 2.6% during the third quarter of 2008.  This brings the year-to-date annual rate to an increase of 4.5 percent, compared with an increase of 4.1 percent in all of 2007.  The outlook for continued inflation has diminished with the recent strong reductions in the cost of oil and other commodity prices during July, August, September and October of 2008.

Unemployment, a factor in borrowers’ ability to service their indebtedness, increased during the third quarter of 2008.  Both the United States and the California unemployment rates increased to 6.1 percent and 7.7 percent, respectively, during September 2008.  These rates evidence the steady increase in unemployment, particularly when compared to the unemployment rates in September 2007 of 4.7 percent and 5.6 percent for the United States and California, respectively.

In September 2007, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, the Federal Reserve began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market and lowered the rate to 4.75 percent.  In lowering the Federal Funds Rate, the Federal Reserve’s initial goals were to stimulate the economy while keeping inflation in check, create jobs and increase liquidity in the financial system.  Since the September 2007 reduction, the Federal Funds Rate has been lowered several times.  The most recent reduction on October 29, 2008 was to 1.0 percent in an effort to loosen the flow of credit, counter weakening economic activity and reduced inflationary pressures.  This is the lowest Federal Funds Rate in over four years. Like the Federal Funds Rate, banks have lowered their Prime Rate to 4.00 percent from its most recent high of 8.25 percent.

Short-term Treasury yields have also fallen, but longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  In September 2008, the Federal Reserve reported the 10 year treasury yield was 3.69 percent, as compared to 4.52 percent for September 2007.  During most of 2008, the 10 year treasury yield has remained within a range of 3.50 percent of 4.25 percent. Mortgage interest rates have not been significantly affected by the Federal Reserve’s actions, but are nevertheless lower than one year ago.  Freddie Mac reports during the week ending October 23, 2008, the 30-year fixed-rate mortgage averaged 6.04 percent with an average 0.6 point fee. One year ago, the 30-year fixed-rate mortgage averaged 6.33 percent with a 0.4 point fee.  The current 30-year mortgage rate is slightly higher than the rates that existed during the spring of 2008, when comparable mortgage rates were in the high 5.00 percent range.

On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  However, starting in July 2008, residential sales volumes began to increase over the previous month’s activity.  Compared to a year ago July, August and September residential sales volumes were 43.4 percent, 56.7 percent and 96.7 percent ahead of the same periods in 2007.  The increased sales volumes helped to decrease the California Association of Realtors Unsold Inventory Index for existing, single-family detached homes to 6.5 months from the 16 months for the same period a year ago.  This falling index, which indicates the months needed to deplete the market supply of homes at the current sales rate, is a good omen indicating the market may be moving toward balance with normal amounts of inventory available for real estate buyers to select from. The California Association of Realtors reported the median price of an existing, single-family detached home in California decreased 40.9 percent to $316,480 in September of 2008 when compared to September of 2007.  The significant decline in the median price is largely due to a dramatic shift in the sales mix since the onset of the credit crunch and the increase in the share of distressed sales.  The greater percentage of lower priced homes included in the median skews the median price dramatically lower.  By region, the median prices and year over year price changes varied dramatically.  The San Francisco Bay had a September median price of an existing, single family detached home of $554,730, down 29.2 percent from September 2007.  Los Angeles had a September 2008 median price of an existing, single family detached home of $376,790, down 35.3 percent from the previous year.  Condominium median prices faired somewhat better than existing, single family detached homes with a median price of $292,620 for September 2008, down 29.0 percent from September 2007.

Data on loan delinquencies and foreclosures on residential real estate have been mixed. Mortgage loan servicers recorded 94,240 "notice of default" filings during the July-through-September period. This was down from 113,809 and 121,673 for this year's first and second quarters, but up 29.9 percent from 72,571 in the third quarter of 2007, according to DataQuick Information Systems.

In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make difficult choices.  The partnership’s loans outstanding as of September 30, 2008 carried an average loan-to-value ratio of 68.69 percent based on appraised value and senior liens as of the date the loan was made.  The partnership’s average loan to value ratio will help provide sufficient equity to recoup individual outstanding loan balances should foreclosure of properties become necessary.

Commercial real estate has continued to fare well in 2008.  Rents have continued to rise but vacancy has begun to increase.  NAIBT Commercial reported the San Francisco Bay Area office market posted a moderate increase in vacancy.  Vacancy has increased throughout 2008, rising from 11.00 percent at the close of 2007 to 13.7 percent in the third quarter of 2008.  Average asking rental rates, though now leveling, pushed slightly further above the $3.00 mark to $3.11 per square foot full service during the third quarter of 2008.  Commercial sales volumes have declined significantly during 2008 as heightened lending standards and the volatile reports on the economy widen the gap between buyer and seller expectations.   A stable commercial rental market helps keep values stable, a benefit to the partnership.  Stable rents and stable property values provide comfort loans secured by these properties will perform well.

Rental apartments continued with stable rents and stable prices.  Rents and occupancy were virtually unchanged over the past quarter. Realfacts reported nationwide rents inched up from an average of $1,000 per month for the second quarter of 2008 to $1,002 in the third quarter of 2008.  In June, the average occupancy rate for apartments in all areas was 92.7%, and in September it was 92.9%.  San Jose and Los Angeles were reported to have the fourth and fifth highest average rental rates at $1,708 and $1,661, respectively.  These level rental rates and occupancy rates suggest the apartment sector is in balance and should continue with stability and stable pricing.  Stable rents, occupancy and values benefit the partnership by helping borrowers maintain mortgage payments on multifamily collateral.

Contractual Obligations.

A summary of the contractual obligations of the partnership as of September 30, 2008 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$75,000	$—	$58,338	$16,662
Construction loans	—	—	—	—
Rehabilitation loans	1,460	1,460	—	—

Total	$76,460	$1,460	$58,338	$16,662

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and loans to the partnership pursuant to its line of credit as of September 30, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$16,349						$16,349
Average interest rate	1.96%						1.96%
Loans secured by deeds
of trust	$123,367	102,450	55,272	12,243	47,277	19,181	$359,790
Average interest rate	9.82%	9.25%	9.82%	9.56%	7.13%	8.75%	9.24%
Interest bearing liabilities:
Line of credit		$—	14,585	25,002	35,414		$75,000
Interest rate	4.50%						4.50%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations, among other things, requiring them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, and other metrics, and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted all of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of September 30, 2008, twenty loans totaling $85,724,000 were delinquent over 90 days on interest payments or past maturity.  This includes eleven matured loans totaling $57,462,000.  Four of the twenty loans totaling $9,043,000 are considered impaired, and are no longer accruing interest.  As of September 30, 2008 the general partners have determined the allowance for loan losses and real estate of $9,049,000 (2.70% of partner’s capital) is adequate in amount.  Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership also makes loans requiring periodic disbursements of funds.  As of September 30, 2008, there were nine such loans.  These loans are divided into two classifications:  Construction Loans and Rehabilitation Loans.

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

Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans which are periodically disbursed, as of September 30, 2008, is set forth below:

	Complete Construction	Rehabilitation
Disbursed funds	$—	$65,179,000
Undisbursed funds	$—	$1,460,000
Total	$—	$66,639,000

Part I – Item 4. CONTROLS AND PROCEDURES

As of September 30, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2008

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
November 14, 2008

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
November 14, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, that to the best of my knowledge:

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
November 14, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 14, 2008