Form 10-K
period 2008-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2009-03-31
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  000-27816

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
 (Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(address of principal executive offices)	(zip code)

(650) 365-5341
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes	No	XX

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.                         [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	XX

As of June 30, 2008, the aggregate value of limited partnership units held by non-affiliates was $325,846,000.  This calculation is based on the capital account balance of the limited partners and excludes partnership units held by the general partner.

Documents incorporated by reference:

Portions of the Prospectus effective August 4, 2005, and post effective Amendment No. 8 dated April 28, 2008, containing supplement No. 6 dated April 28, 2008, (the “Prospectus”), are incorporated in Parts II, III, and IV.  Exhibits filed as part of Form S-11 Registration Statement #333-125629 are incorporated by reference in part IV.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2008

Part I

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the formation loan, 2009 annualized yield estimates, additional foreclosures in 2009, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors VIII, a California Limited Partnership, was organized in 1993.  Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp., both California Corporations, are the general partners.  The partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured primarily by first and second deeds of trust on California real estate.  Loans are arranged and serviced by Redwood Mortgage Corp.  The partnership’s objectives are to make loans that will: (i) yield a high rate of return from mortgage lending; and (ii) preserve and protect the partnership’s capital.  Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments.  The partnership is intended to serve as an investment alternative for investors seeking current income.  However, unlike other investments, which are intended to provide current income, an investment in the partnership will be less liquid, not readily transferable, and not provide a guaranteed return over its investment life.

Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in units, of which $14,932,000 were sold.  This initial offering closed on October 31, 1996.  Subsequently, the partnership commenced a second offering of up to $30,000,000 in units commencing on December 4, 1996.  This offering sold $29,993,000 in units and was closed on August 30, 2000.  On August 31, 2000 the partnership commenced its third offering for another 30,000,000 units ($30,000,000).  This offering sold $29,999,000 in units and was closed on April 23, 2002.  On October 30, 2002 the partnership commenced its fourth offering for an additional 50,000,000 units ($50,000,000).  This offering sold $49,985,000 in units and was closed on October 6, 2003.  On October 7, 2003 the partnership commenced its fifth offering of 75,000,000 units ($75,000,000).  This offering sold $74,904,000 in units and was closed on August 3, 2005.  On August 4, 2005 the partnership commenced its sixth offering of 100,000,000 units ($100,000,000).  As of November 19, 2008 the sixth offering was closed with all $100,000,000 in units having been sold, bringing the aggregate sale of units to $299,813,000.  No additional offerings are contemplated at this time.

The partnership began selling units in February 1993, and began investing in mortgages in April 1993.  At December 31, 2008, the partnership has investments in secured loans with principal balances totaling $363,037,000.  Interest rates range from 5.00% to 12.50%.  Currently, loans secured by First Trust Deeds comprise 53% of the amount of the secured loan portfolio, an increase of 8% from the 2007 level of 45%.  Junior loans (secured by 2nd and 3rd Trust Deeds) make up the remaining 47%, a decrease of 8% from the 2007 level of 55%.  Loans secured by single family properties comprise 73% of the secured loan portfolio.  Loans secured by multi-family properties make up 3% of the total secured loans.  Commercial loans comprise 23% of the secured portfolio and land makes up 1% of the secured loan portfolio.  Of the total secured loans, 56% are secured by properties located in the nine counties comprising the San Francisco Bay Area, 16% are in other Northern California counties and 28% are in Southern California counties.  Average loan size decreased this year to $2,539,000 per loan, down $95,000 from the average loan balance of $2,634,000 in 2007.  During 2008, the partnership’s loan portfolio continued to grow.  As of December 31, 2008 the secured loan portfolio balance was $363,037,000 compared to $305,568,000 as of December 31, 2007; an increase of $57,469,000 (19%).  The number of loans also increased to 143 as of December 31, 2008 from the 116 loans existing at December 31, 2007; an increase of 27 loans (23%).  These increases in amount and number of loans were due to the ability of the partnership, by virtue of its increased capital, to invest in more loans.  The average loan as of December 31, 2008, represents 0.76% of partner capital and 0.70% of outstanding secured loans, compared to December 31, 2007 when average loan size represented 0.85% of partners’ capital and 0.86% of outstanding secured loans.  Some of the loans are fractionalized between affiliated partnerships with objectives similar to those of the partnership to further reduce risk.  Over the last several years, fractionalization of loans with other lenders has decreased.  As of December 31, 2008 and 2007 fractionalized loan balances represented 0.91% and 1.70% of the portfolio, respectively.  Average equity per loan transaction at the time the loans were made based upon appraisals and prior liens at such time, which is the loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 32.36%, a decrease in equity of 0.35% from the 2007 level.  Generally, the greater the equity, the greater the protection for the lender.  The partnership’s loan portfolio has five properties with filed notices of default as of the end of December 2008.  The principal balance of the loans secured by these properties with filed notices of default represents 1.70% ($6,165,000) of the secured loan portfolio.  The partnership expects during 2009, to file additional notices of default and conduct foreclosures to collect payment from borrowers who have become delinquent.  In January and February of 2009, the partnership has filed three notices of default with an aggregate principal balance of $12,283,000, which is 3.38% of the outstanding principal balance at December 31, 2008.  During the current, prolonged real estate downturn and recession, some of the partnership’s borrowers have struggled to make their scheduled loan payments. In the past, such borrowers would typically sell or refinance their property to repay the loan.  However, real estate markets have been hurt by slow sales and by lower property values making the sale of property difficult. In addition, the deterioration of credit markets including all segments of real estate lending markets, more stringent borrower and property underwriting standards, reduced property values, lower loan to value lending ratios and a general lack of desire by traditional lending institutions to lend money secured by real estate have all contributed to significantly reduced credit availability to borrowers and potential real estate buyers.  These dramatic changes have severely constrained credit and greatly hampered the ability of borrowers to refinance or sell their properties as a means of repayment of maturing debt in the event they find themselves unable to make their monthly loan payment.  Delinquencies higher than traditional lending institutions are typical of our market segment and the partnership expects to have a level of delinquency higher than banking institutions within its portfolio.

Delinquencies are discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a discussion of the properties owned by the partnership, see Item 2, Properties.

Net income increased from $18,872,000 in 2006 to $21,572,000 in 2007 and decreased to $18,340,000 in 2008.  The decrease in 2008 was due to increased allowances for losses resulting from declining property values and increased delinquencies.  The secured loan portfolio increased from $261,097,000 in 2006 to $305,568,000 in 2007 and to $363,037,000 in 2008, an increase of 39% over the two-year period.  The partnership has placed its loans at interest rates competitive in the marketplace.  Mortgage interest income increased from $26,395,000 in 2006 to $28,502,000 in 2007 and to $33,141,000 in 2008, an increase of 26% over the two-year period.  During 2008 the partnership’s annualized yield on compounding accounts was 5.30% and 5.18% on monthly distributing accounts.  The partnership’s actual cash distributions during 2008 was 6.38% on compounding accounts and 6.20% on distributing accounts.

Competition and General Economic Conditions.

The partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  The lenders that have traditionally relied upon the sale of loans after their origination to replenish their lending capital have found themselves unable to sell the mortgages into the market place through the typical means of mortgage securitizations.  This inability to sell their loans to replenish their funds available for lending has eliminated many of these lenders. The primary sources of lending capital have been reduced to loans that may be sold to Fannie Mae, Freddie Mac and large well-capitalized portfolio lenders.  In all respects, money available for real estate lending has been greatly curtailed in 2008 particularly in the latter half of the year.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs which has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate in general contributing to a reduced demand for real estate.

During 2008, numerous events have buffeted the economy, the financial system and the business sector.  These include, among others: the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States) and the forced merger of Wachovia Bank; as well as continued declines in real estate values. These factors have contributed to shrinking credit availability and exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury has adopted many measures.  These measures include, among others, two financial stimulus packages, the temporary raising of limits on Federal Deposit Insurance Corporation and National Credit Union Administration from $100,000 to $250,000 per account, enacting the Troubled Asset Relief Program to provide capital to financial institutions and to purchase or guarantee troubled mortgage related and possibly other assets, reducing the Federal Funds rate, placing a temporary guarantee for balances held in money market mutual funds and enacting the Emergency Economic Stabilization Act.  The results of these actions and future actions will take time to have their intended effects.

During 2008, the Gross Domestic Product (GDP) the output of goods and services produced by labor and property located in the United States began the year with an increase of 0.9 percent for the 1st quarter, followed by a 2.8 percent increase for the second quarter, a decrease of 0.5 percent for the 3rd quarter and a dramatic decrease of 6.2 percent for the fourth quarter of 2008, thereby demonstrating the rapid deterioration of the economy during the latter part of 2008.  Economists are generally of the opinion the United States slipped into recession in December 2007 and that the recession has deepened during 2008.

The economic downturn has had a dramatic effect on the United States and California’s unemployment figures.  For the fourth quarter of 2007, unemployment for the nation averaged 4.8 percent.  During 2008 the unemployment rate steadily rose.  Average national unemployment rose to 4.9 percent during the first quarter of 2008, 5.3 percent in the second quarter of 2008, 6.0 percent in the third quarter of 2008, and to 6.9 percent as of December 31, 2008.  California’s unemployment mirrored the nation with unemployment rising steadily and significantly throughout 2008.  California’s unemployment rate began 2008 at 6.1 percent and ended the year at 8.7 percent.  The rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.

In September 2007, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, the Federal Reserve began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market and lowered the rate to 4.75 percent.  In lowering the Federal Funds Rate, the Federal Reserve’s initial goals were to stimulate the economy while keeping inflation in check, create jobs and increase liquidity in the financial system.  Since the September 2007 reduction, the Federal Funds Rate has been further lowered several times.  The most recent reduction on December 16, 2008 was to a level of 0.00 to 0.25 percent.  The Federal Reserve has little room to reduce this rate for any further effects on the economy.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10 year treasury securities.  These securities began January 2008 at an average rate of 3.74 percent.  They rose to a high of 4.10 percent during June of 2008 and have been falling since to a level of 2.42 percent during December 2008.  Mortgage interest rates followed suit as measured by Freddie Mac for their fixed–rate 30 year conforming loans.  They began 2008 with a January average of 5.76 percent with a 0.4 percent fee, rose to a high of 6.48 percent with a 0.7 percent fee in August 2008 and have since dropped through the remainder of 2008 to a level in December of 5.29 percent with a 0.7 percent fee and in February 2009 to 5.13 percent with a 0.7 percent fee.

Median home prices have declined from their highs in 2005 and 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $219,000 for 2005, $221,900 for 2006 and then began to decline to $219,000 for 2007 and to $198,100 for 2008.

Secured Loan Portfolio.

A summary of the partnership’s secured loan portfolio as of December 31, 2008, is set forth below (in thousands):

Loans as a Percentage of Appraised Values
First Trust Deeds	$190,765
Appraised Value of Properties at Time of Loan	355,209
Total Investment as a % of Appraisal	53.71%

First Trust Deed Loans	190,765
Second Trust Deed Loans	171,096
Third Trust Deed Loans	1,176
Total of Trust Deed Loans	363,037

Priority Positions due Other Lenders:
First Trust Deed Loans due Other Lenders	335,657
Second or Third Trust Deed Loans due Other Lenders	7,742

Total Debt	$706,436

Appraised Property Value at Time of Loan	1,044,411
Total Debt as a % of Appraisal based on appraised values and prior
liens at date loan was consummated	67.64%

Number of Secured Loans Outstanding	143
Average Secured Loan	$2,539
Average Secured Loan as a % of Secured Loans Outstanding	0.70%
Largest Secured Loan Outstanding	38,976
Largest Secured Loan as a % of Secured Loans Outstanding	10.74%
Largest Secured Loan as a % of Partnership Assets	9.17%

Secured Loans as a Percentage of Total Secured Loans	Percent
First Trust Deed Loans	53%
Second Trust Deed Loans	47
Third Trust Deed Loans	0
Total Trust Deed Loan Percentage	100%

Type of Secured Loans by Property	Amount	Percent
Single Family	$266,113	73%
Apartments	10,727	3
Commercial	83,692	23
Land	2,505	1
Total	$363,037	100%

The following is a distribution of secured loans outstanding as of December 31, 2008 by California counties (in thousands):

	Total
California County	Secured Loans	Percent
San Francisco Bay Area Counties
San Francisco	$80,432	22.15%
Contra Costa	49,077	13.52
Alameda	48,982	13.49
Santa Clara	8,608	2.37
San Mateo	6,351	1.75
Napa	4,569	1.26
Solano	2,064	0.57
Marin	1,945	0.54
	202,028	55.65%

Other Northern California Counties
Sacramento	41,919	11.55%
San Joaquin	6,300	1.74
Fresno	4,058	1.12
Amador	2,181	0.60
Placer	1,322	0.36
El Dorado	908	0.25
Sutter	857	0.24
Monterey	692	0.19
Stanislaus	654	0.18
All others	1,451	0.40
	60,342	16.63%

Southern California Counties
Los Angeles	83,555	23.01%
San Diego	8,844	2.44
Riverside	4,082	1.12
Santa Barbara	1,497	0.41
Orange	1,235	0.34
Ventura	834	0.23
Kern	402	0.11
San Bernardino	218	0.06
	100,667	27.72%

Total	$363,037	100.00%

Number of Secured Loans in Foreclosure	5	$6,165,000

Scheduled maturity dates of secured loans as of December 31, 2008 are as follows (in thousands):

Year ending December 31,	Amount
2009	$219,367
2010	55,530
2011	16,621
2012	47,128
2013	18,790
Thereafter	5,601
Total	$363,037

The scheduled maturities for 2009 include nine loans totaling $54,107,000, and representing 14.90% of the secured loan portfolio, at December 31, 2008.  The partnership occasionally allows borrowers to continue to make the payments on debt past maturity for periods of time.  Given the lack of alternative financing available, the partnership will attempt to extend or restructure many of these maturing loans.  The partnership’s largest loan totaling $38,976,000 represents 10.74% of outstanding secured loans and 9.17% of partnership assets.  It is the partnership’s experience loans can be refinanced or repaid before and after the maturity date.  Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

Item 1A – Risk Factors

A description of the risk factors with respect to investing in the limited partnership units publicly offered by the partnership is set forth in the partnership’s prospectus, dated August 4, 2005, beginning on page 8, under the section “Risk Factors”, which is incorporated herein by reference.

Item 2 - Properties

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property was capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were expensed.  At December 31, 2008 and 2007 the partnership’s total investment in Russian was $3,975,000, net of a valuation allowance of $500,000.

In September 2004, the partnership acquired a single family residence through a foreclosure sale.  At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At December 31, 2008 and 2007 the partnership’s total investment in this property was $2,026,000 and $1,857,000, respectively, net of a valuation allowance of $500,000.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  At December 31, 2008 and 2007, the partnership’s investment in this property was $3,639,000.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  During the third quarter of 2006, the partnership sold one of the three parcels at a loss of approximately $73,000, which had been previously reserved for.  At December 31, 2008, the partnership’s total investment in this property was $3,219,000, net of a valuation allowance of $420,000.

During 2005, the partnership acquired a multi-unit property through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances.  Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”).  The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%.  No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover their investments.  The assets and liabilities of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  The partnership and the affiliates have continued making improvements in anticipation of listing the property for sale in mid-2009.  As of December 31, 2008, approximately $3,338,000 in costs related to the development of this property has been capitalized.  The partnership pursued its effort to recover funds from the guarantors of the original loan and during the third quarter of 2006, obtained a pro-rate share of $431,000, representing the partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the partnership’s investment and as of December 31, 2008 the partnership’s investment, together with the other affiliated partnerships, totaled $13,502,000.

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

In February 2007, the partnership acquired a single-family residence through foreclosure.  At the time the partnership took ownership of the property, the partnership’s investment totaled $2,640,000 including accrued interest, late charges, advances and the balance owed to the senior lien holder, including accrued charges.  In September, 2007 the senior lien holder was paid in full.  A single asset entity named Borrette Property Company; LLC (“Borrette”) holds title to the property.  The partnership beneficially owns 100% of the membership interests in Borrette.  During 2007 and 2008, the partnership has received two partial settlements of claims from the title insurance company totaling $1,149,000.  The partnership continues to seek further recoveries.  As of December 31, 2008, the partnership has spent approximately $342,000 for property improvements and maintenance in anticipation of listing the property for sale.  As of December 31, 2008, the partnership’s total investment in Borrette was $1,833,000.

In February 2008, the partnership acquired a single family residence through foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $391,000 at foreclosure.  Additional expenditures of $11,000 were needed to make the residence saleable.  In July of 2008 the property was sold and the net proceeds were $270,000.  The remaining balance of $132,000 was charged against the previously established reserve for losses.

In April 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $1,269,000 at foreclosure.  The partnership has capitalized an additional $63,000 in improvements and furnishings.  The total investment at December 31, 2008 was $1,138,000, net of a valuation allowance of $194,000.

In April 2008, the partnership acquired a single family residence through foreclosure.  On the date of acquisition the total investment was $985,000, comprised of $660,000 of loan principal, accrued interest, late fees and advances held by the partnership and $325,000 of a first lien held by another lender.  The partnership made the monthly payment due on the first lien until the property was sold in November of 2008 for proceeds of $425,000.  The sale resulted in a loss of $250,000 which was charged against the previously established reserve for losses.

Item 3 – Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Submission of Matters to Vote of Security Holders (Partners)

No matters have been submitted to a vote of the partnership.

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units,” Related Unitholder Matters and Issuer Purchases of Equity Securities

The partnership’s sixth offering of 100,000,000 units at $1 each (minimum purchase of 2,000 units) was completed on November 19, 2008 ($200,000,000 in units were previously offered and sold through separate offerings) through broker-dealer member firms of the Financial Industry Regulatory Agency (FINRA) on a “best efforts” basis (as indicated in Part I item 1).  Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or compounding the earnings.  Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties.  There is no established public trading market.  As of December 31, 2008, 7,814 limited partners had an aggregate capital balance of $334,265,000, net of formation loans and syndication costs.

A description of the units, transfer restrictions and withdrawal provisions is more fully described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement”, on pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference.

During the year 2008, the partnership’s annualized yield on compounding accounts was 5.30% and 5.18% on monthly distributing accounts.  During the year 2007, the partnership’s annualized yield on compounding accounts was 7.09% and 6.87% on monthly distributing accounts.  For yields for prior years, please see the table in Item 6.

In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and will not be accepting new liquidation requests until further notice, and in March 2009 earnings distributions were also reduced.

Item 6 – Selected Consolidated Financial Data

Redwood Mortgage Investors VIII began operations in April 1993.

Consolidated financial condition and results of operation for the partnership as of and for the five years ended December 31, 2008 were (in thousands, except for net income per $1,000 invested by limited partners for entire period):

Consolidated Balance Sheets

ASSETS

	2008	2007	2006	2005	2004
Cash and cash equivalents	$12,495	$11,591	$18,096	$28,853	$16,301

Loans
Loans, secured by deeds of trust, net	363,037	305,568	261,097	214,012	171,745
Loans, unsecured	453	345	—	—	34
Accrued interest and late fees	12,174	5,600	3,384	3,254	4,895
Advances on loans	22,345	2,358	96	103	131
Less allowance for loan losses	(11,420)	(4,469)	(2,786)	(3,138)	(2,343)

Due from affiliate	—	764	—	—	—

Real estate owned, net	25,693	23,609	25,231	21,328	9,793
Other assets	96	117	104	72	62

	$424,873	$345,483	$305,222	$264,484	$200,618

LIABILITIES AND PARTNERS’ CAPITAL

	2008	2007	2006	2005	2004
Liabilities
Line of credit	$85,000	$29,450	$30,700	$32,000	$16,000
Accounts payable	199	62	76	10	25
Payable to affiliate	1,195	557	481	489	638
Deferred revenue	277	355	—	—	—
Minority interest	3,689	3,240	3,017	3,042	—
Subscriptions to partnership in
applicant status	—	492	557	776	424
	90,360	34,156	34,831	36,317	17,087

Partners’ capital
Limited partners subject to
redemption	334,265	311,065	270,160	227,970	183,368
General partners subject to
redemption	248	262	231	197	163
Total partners’ capital	334,513	311,327	270,391	228,167	183,531

	$424,873	$345,483	$305,222	$264,484	$200,618

Consolidated Statements of Income

	2008	2007	2006	2005	2004
Gross revenue	$34,253	$29,617	$27,325	$20,188	$17,133
Expenses	15,902	8,017	8,432	4,779	4,981
Income before interest credited to
partners in applicant status	18,351	21,600	18,893	15,409	12,152
Interest credited to partners in
applicant status	11	28	21	41	20
Minority interest share of subsidiary loss	—	—	—	—	—

Net income	$18,340	$21,572	$18,872	$15,368	$12,132

Net income to general partners ( 1%)	183	216	188	154	121
Net income to limited partners (99%)	18,157	21,356	18,684	15,214	12,011

Total net income	$18,340	$21,572	$18,872	$15,368	$12,132

Net income per $1,000 invested by
limited partners for entire period
(annualized)
- where income is compounded and
retained	$53	$71	$71	$70	$72

- where partner receives income in
monthly distributions	$52	$69	$69	$68	$70

Annualized yields when income is compounded or distributed monthly for the years 2004 through 2008 are outlined in the table below:

	Compounded	Distributed

2004	7.22%	6.99%
2005	7.05%	6.83%
2006	7.13%	6.90%
2007	7.09%	6.87%
2008	5.30%	5.18%

During 2008, the partnership made distributions to compounded and distributed accounts of 6.38% and 6.20%, respectively.  This over distribution of earnings occurred during the fourth quarter of 2008 when the partnership recognized additional expenses related to the allowance for losses during the year end accounting closing process.  The average annualized yield, when income is compounded and retained, from inception, for the years ended December 31, 2006-2008, was 8.14%, 8.07% and 7.90%, respectively.  The average annualized yield, when income is distributed monthly, from inception, for the years ended December 31, 2006-2008 was 7.91%, 7.84% and 7.67%, respectively.

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure.  At December 31, 2008, the partnership owned seven real estate properties, which were taken back from defaulted borrowers.

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

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due is significant, the carrying amount of the investment will be reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  As of December 31, 2008 there were twelve impaired loans with an aggregate principal balance of $39,683,000.

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

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 became effective on November 15, 2008.  The adoption of this statement did not have a material impact on the partnership’s financial condition and results of operation.

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income.  SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 did not have a material impact on the partnership’s financial condition and results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management has elected not to adopt the fair value option for financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the partnership’s financial condition and results of operations.

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

•
Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  In 2008, 2007 and 2006, loan brokerage commissions paid by the borrowers were $1,182,000, $2,932,000 and $3,496,000, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes these fees paid by the partnership for the past three years (in thousands).

	Years ended December 31,
	2008	2007	2006
Maximum chargeable	$5,128	$4,158	$3,719
Waived	(2,459)	(2,709)	(1,240)

Net charged	$2,669	$1,449	$2,479

•
Asset Management Fees The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $1,282,000, $1,143,000 and $991,000 were incurred by the partnership for years 2008, 2007 and 2006, respectively.

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.

•	Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) may not exceed 1%.

•
Operating Expenses The general partners may be reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

•
Contributed Capital The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of December 31, 2008 and 2007, a general partner, Gymno Corporation, had contributed $265,000 and $280,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

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

The following table summarizes Formation Loan transactions through December 31, 2008 (in thousands):

	Offering

	1st	2nd	3rd	4th	5th	6th	Total
Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813
Formation loans made	1,075	2,272	2,218	3,777	5,661	7,564	22,567
Repayments to date	(991)	(1,758)	(1,291)	(1,856)	(1,840)	(999)	(8,735)
Early withdrawal
penalties applied	(84)	(171)	(135)	(98)	(137)	—	(625)
Balance,
December 31, 2008	$—	$343	$792	$1,823	$3,684	$6,565	$13,207

The amounts paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of the formation loan at December 31 of each year until the offering period is closed.  Thereafter, the remaining formation loan is paid in ten equal amortizing payments over a period of ten years.  Interest has been imputed at the market rate of interest in effect at the date the offering closed. See NOTE 1 to the consolidated financial statements.

On December 31, 2008, the partnership had completed its sixth offering of $100,000,000 in units.  Contributed capital equaled $14,932,000 for the first offering, $29,993,000 for the second offering, $29,999,000 for the third offering, $49,985,000 for the fourth offering, $74,904,000 for the fifth offering and $100,000,000 for the sixth offering, totaling an aggregate of $299,813,000 as of December 31, 2008.

Results of Operations – For the years ended December 31, 2008, 2007 and 2006

Changes in the partnership’s operating results for the years ended December 31, 2008 and 2007 are discussed below ($ in thousands):

	Changes for the years ended December 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$4,639	16%	$2,107	8%
Interest-interest bearing accounts	5	6	24	38
Late fees	(93)	(36)	16	7
Imputed interest on Formation loan	(56)	(8)	180	36
Gain on sale of loan	119	—	—	—
Other	22	24	(35)	(28)
Total revenues	4,636	16	2,292	8

Expenses
Mortgage servicing fees	1,220	84	(1,030)	(42)
Interest expense	739	39	(471)	(20)
Amortization of loan origination fees	8	8	13	14
Provision for losses on loans and real estate	5,880	329	593	50
Asset management fees	139	12	152	15
Clerical costs through Redwood Mortgage Corp.	31	9	4	1
Professional services	(200)	(47)	192	83
Amortization of discount on imputed interest	(56)	(8)	180	36
Other	107	42	(41)	(14)
Total expenses	7,868	98	(408)	(5)

Net income	$(3,232)	(15)%	$2,700	14%

Please refer to the above table throughout the discussions of Results of Operations.

The increases in interest on loans, year over year, are primarily the result of increases in the average loan portfolio.  The year end loan balances were $363,037,000 for 2008, $305,568,000 for 2007 and $261,097,000 for 2006.  Offsetting the portfolio increase for 2008 was a reduction in the average loan portfolio yield from 9.87% to 9.42%.  In 2007, the average interest rate of the loan portfolio increased from 9.78% for 2006 to 9.87%.

The 2008 decreases in imputed interest on the formation loan and the related amortization of discount on imputed interest is primarily due to a reduction to the formation loan from $13,497,000 at December 31, 2007 to $13,207,000 at December 31, 2008.  The 2007 increases for the same two items were due to increase of the formation loan from $12,693,000 at December 31, 2006 to $13,497,000 at December 31, 2007.  Since the formation loan has a zero coupon rate, the partnership has imputed interest at rates near the prime rate existing at the close of each offering of units.

The increase to gain on sale of loan relates to a premium obtained upon the sale of a mortgage loan.  The partnership was presented with an unsolicited offer to sell a more than 90 days delinquent loan.  At the time of sale, the loan balance plus related accrued interest, advances and late charges totaled $5,166,000.

The 2008 increase in mortgage servicing fees is primarily due to the increase in the average loan portfolio from $280,688,000 for 2007, to $345,864,000 for 2008.  Mortgage servicing fees declined in 2007 primarily due to Redwood Mortgage Corp. waiving $2,709,000 of fees for 2007 compared to waiving $1,240,000 in 2006.

Interest expense on the line of credit is tied to the bank’s prime rate.  The increase for 2008 is due to an increase in the average daily borrowing to $57,018,000, compared to $21,774,000 for 2007.  Offsetting the increase in borrowings was a reduction to the average interest rate charged from 7.58% in 2007 to 4.58% for 2008.  The decrease for 2007 is directly related to a decline of the weighted average borrowing to $21,774,000 for 2007, compared to $29,032,000 for 2006.  Also, the average interest rate charged decreased from 8.08% in 2006 to 7.58% for 2007.

The increase in provision for losses on loans and real estate owned in 2008 and 2007 was primarily due to management’s decision to increase the allowances for losses for loans and real estate owned due to increased loan portfolio size, increased delinquency, impaired loans and declining property values.  For the years ended 2006 through 2008, the respective secured loan portfolio was $261,097,000, 305,568,000 and 363,037,000.  The number of loans more than 90 days delinquent and their related loan balances for the same years were 10 and $30,055,000, 19 and $49,672,000, and 21 and $83,576,000, respectively.

The increase in asset management fees for 2008 and 2007 was due to an increase in limited partners’ capital under management, which increased to $334,265,000 in 2008 from $311,065,000 in 2007 and $270,160,000 in 2006.

The increase in clerical costs for 2008 and 2007 was primarily due to an increase in partnership allocation size compared to the other partnerships serviced by Redwood Mortgage Corp.

The decrease in professional fees for 2008 was due to 2007 including one-time costs related to the Sarbanes-Oxley Act.  The increase in professional fees for 2007 was due to the partnership initiating compliance work required by the Sarbanes-Oxley Act as well as costs associated with partnership regulatory filings and the annual audit.

The 2008 increase, and the 2007 decrease in other expenses is primarily related to the costs to maintain and market the owned properties.  For the years 2008-2006 those costs have been $264,000, $131,000 and $191,000.

Partnership capital continued to increase for the years 2006-2008, as the partnership received new limited partner capital contributions of $20,393,000, $32,570,000 and $34,811,000, respectively and retained the earnings of limited partners that have chosen to do so of $12,509,000, $12,871,000 and 11,462,000 for the years 2008, 2007 and 2006, respectively.  On August 4, 2005 the partnership commenced its sixth offering and it closed on November 19, 2008.  Funds raised have been used to increase the partnership’s capital base and provide funds for additional mortgage loans.  For all offerings, as of December 31, 2008 the limited partners total units purchased were 299,321,000 units aggregating $299,813,000.

The partnership began funding loans on April 14, 1993 and as of December 31, 2008 had credited earnings to limited partners who elected to retain earnings at an average annualized yield of 7.90% since inception through December 31, 2008.  Limited partners who elected to have their earnings distributed monthly had an average annualized yield of 7.67% since inception through December 31, 2008.

In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio.  Since its inception, the credit limit has increased from $3,000,000 to $85,000,000 and the number of banks involved has increased to three.  This added source of funds has helped in maximizing the partnership’s yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available.  Additionally, the loans made by the partnership generally bear interest at a rate in excess of the rate payable to the bank, which extended the line of credit.  As of December 31, 2008 and 2007, the outstanding balance on the line of credit was $85,000,000 and $29,450,000, respectively.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At December 31, 2008 the partnership had 21 loans past due 90 days or more in interest payments totaling $83,576,000.  Nine of these 21 loans with principal totaling $54,107,000 were past maturity.  At December 31, 2008 the partnership has filed notices of default, beginning the process of foreclosure against five loans, three of which are included in the 90 day delinquent payment category.  The principal amounts of the five filed notices of default total $6,165,000 or 1.70% of the loan portfolio.  The partnership occasionally allows borrowers to continue to make the interest payments on debt past maturity for periods of time.  At December 31, 2008 the partnership had a combined total of 21 loans totaling $83,576,000, which were past maturity and/or past due more than 90 days in interest payments.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within the partnership’s loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  Management expects the number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times.  The delinquencies that exist are typical for our market segment, but have risen significantly during 2008 and in the first two months of 2009.  Workouts and foreclosures are considered when management arrives at appropriate loan loss reserves and based on management’s experience, are reflective of the partnership’s loan marketplace segment.  In 2008, the partnership filed foreclosure proceedings to enforce the terms of certain loans. In some of these instances the borrowers have been able to remedy the foreclosures we have filed.  During 2008 the partnership completed the foreclosure of three loans.  In 2008, one of the properties acquired through foreclosure in 2007, was sold at a loss of $250,000 which was offset against a valuation allowance of $270,000, allocated for this property.  Another property acquired through foreclosure was sold in 2008 at a loss of $132,000 which was offset against a valuation allowance of $132,000.  In 2007, one of the properties acquired through foreclosure in 2006, was sold at a loss of $602,000 which was offset against a valuation allowance of $919,000, allocated for this property.  In 2006, one of the properties acquired through foreclosure in 2004 was sold, which resulted in a loss of $73,000.  During 2005, we completed the foreclosure of two loans.  In 2005 the partnership sold one of these two properties for a gain of $183,000.  In 2004, the partnership took back four properties through foreclosure or deeds in lieu of foreclosure.  These properties are more fully discussed under Item 2 – Properties.  During 2009 the partnership anticipates filing additional notices of default.  During January and February 2009, the partnership filed three notices of default on loans with an aggregate principal balance s of $12,283,000 which represents 3.38% of the outstanding loan balance at December 31, 2008.  Borrower foreclosures are a normal aspect of partnership operations.  As a safeguard against potential losses, the general partners have established allowances for losses on loans and real estate owned through foreclosure of $13,034,000 at December 31, 2008.  These allowances for losses were established to guard against collection losses.  The total cumulative allowances for losses as of December 31, 2008, are considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership may restructure loans, which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  Twelve loans were restructured in 2008 resulting in a loss of $2,482,000.  No loans were restructured in 2007 and 2006.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the partnership’s line of credit and sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans.  Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could see significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest, may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.  Currently the credit and financial markets are facing significant disruptions.  Loan funds are not readily available to borrowers or purchasers of real estate properties.  These credit constraints may impact the partnership’s ability to sell properties and the borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  A slow down or reduction in loan repayments could reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.

During the years stated below, the partnership, after allocation of syndication costs, made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute: ($ in thousands)

	2008	2007	2006
Compounding	$12,584	$12,871	$11,462
Distributing	8,681	8,132	6,887
Total	$21,265	$21,003	$18,349
Percent of limited partner’s
capital, electing distribution	43%	40%	38%

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2008, many limited partners may not as yet avail themselves of this provision for liquidation.  Capital liquidations including early withdrawals during the past three years ending December 31 were: ($ in thousands)

	2008	2007	2006

Capital liquidations – without penalty	$4,717	$2,765	$2,200
Capital liquidations – subject to penalty	2,437	1,001	839

Total	$7,154	$3,766	$3,039

The total liquidations represent 2.14%, 1.21% and 1.12% of the limited partners’ ending capital for the years ended December 31, 2008, 2007 and 2006, respectively.  Withdrawal requests have been rising throughout 2008.  In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and will not be accepting new liquidation requests until further notice, and in March 2009 earnings distributions were also reduced.  While the partnership is unable to predict when liquidations will resume or how long reduced earnings distribution will be in effect, it is currently anticipated that liquidations will not resume and that earnings distributions will not increase for the remainder of 2009.

In some cases in order to satisfy broker-dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the partnership on a basis which utilizes a per unit system of calculation, rather than based upon the investors’ capital account.  This information has been reported in this manner in order to allow the partnership to integrate with certain software used by the broker-dealers and other reporting entities.  In those cases, the partnership will report to broker-dealers, trust companies and others a “reporting” number of units based upon a $1.00 per unit calculation.  The number of reporting units provided will be calculated based upon the limited partner’s capital account value divided by $1.00.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The reporting units are solely for broker-dealers requiring such information for their software programs and do not reflect actual units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the partnership.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The amount of partnership earnings each investor is entitled to receive is determined by the ratio each investor’s capital account bears to the total amount of all investor capital accounts then outstanding.  The capital account balance of each investor should be included on any FINRA member client account statement in providing a per unit estimated value of the client’s investment in the partnership in accordance with NASD Rule 2340.

While the general partners have set an estimated value for the units, such determination may not be representative of the ultimate price realized by an investor for such units upon sale.  No public trading market exists for the units and none is likely to develop.  Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled “Risk Factors - Purchase of Units is a Long Term Investment”).

Current Economic Conditions.

The partnership makes loans secured by California real estate.  As a result, the health of the California economy and real estate market is of primary concern to the partnership.  The majority of the partnership’s loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2008, approximately 56 percent of the loans held by the partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has slowed significantly during 2008.  California unemployment increased from 6.1 percent in December of 2007 to 8.7 percent in December 2008.  The unemployment rate rose to over 10 percent in February 2009 and appears likely to go higher as businesses continue to layoff workers.  The UCLA Anderson Forecast estimates a very weak first three quarters of 2009.  The California economy is in a recession like the remainder of the nation.

Residential real estate values are important to the partnership as they provide the security behind the loans.  During 2008, residential real estate values declined from their 2007 levels.  According to the California Association of Realtors, in December 2008 the median price of an existing single-family home in California was $281,000, a 41.5 percent decrease from the $480,820 median for December 2007.  Sales volumes began to increase in the second half of 2008.  The increased sales volumes have helped to decrease inventories of homes.  The California Association of Realtors Inventory Index for existing single-family detached homes in December 2008 was 5.6 months, compared to 13.4 months for the same period a year ago.  The index indicates the number of months needed to deplete the supply of homes on the markets at the current sales rate.

For the partnership loans outstanding at December 31, 2008, the partnership had an average loan-to-value of 65.67% computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Real estate values have declined during 2008 putting upward pressure on the partnership’s loan-to-value ratio.

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2008 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years

Line of credit	$85,000	$—	$70,830	$14,170
Construction loans	—	—	—	—
Rehabilitation loans	1,856	1,856	—	—

Total	$86,856	$1,856	$70,830	$14,170

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the partnership’s portfolio and our line of credit as of December 31, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2009 through 2013 and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets and liabilities approximate their fair values as of December 31, 2008 (in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Interest earning assets:
Money market accounts	$11,130						$11,130
Average interest rate	1.50%						1.50%
Loans secured by deeds of trust	$219,367	$55,530	$16,621	$47,128	$18,790	$5,601	$363,037
Average interest rate	9.59%	9.82%	9.51%	7.12%	8.46%	9.45%	9.24%
Interest bearing liabilities
Line of credit	$—	$14,166	$28,332	$28,332	$14,170	$—	$85,000
Average interest rate	2.75%	2.75%	2.75%	2.75%	2.75%		2.75%

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

The partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates.  The majority of the partnership’s mortgage loans earn interest at fixed rates.  Changes in interest rates may also affect the value of the partnership’s investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments. If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated by the fact the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off.  If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

The partnership does not hedge or otherwise seek to manage interest rate risk.  The partnership does not enter into risk sensitive instruments for trading purposes.

The partnership is also at risk for significant declines in the value of the underlying collateral for the loans.  Should the collateral value decline to be less than the outstanding loan balance and any related receivables, the partnership would need to write-down the carrying value of the loan and any related receivables to match the collateral value.  Also, borrowers may be less inclined to make their minimum monthly payments, thus placing a burden on the partnership’s cash flows.

PORTFOLIO REVIEW – For the years ended December 31, 2008, 2007 and 2006

Secured Loan Portfolio.

The partnership’s secured loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  As of December 31, 2008, 2007 and 2006 the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, Napa, Solano, Sonoma, and Marin) represented $202,028,000 (56%), $187,834,000 (62%) and $152,997,000 (59%), respectively, of the outstanding secured loan portfolio.  The remaining portfolio is primarily represented by loans secured by real estate located in Southern California.

The following table sets forth the distribution of loans held by the partnership by property type for the years ended December 31, (in thousands):

	2008		2007		2006
Single family homes	$266,113	73%	$191,608	63%	$190,859	73%
Apartments	10,727	3	9,369	3	14,914	6
Commercial	83,692	23	100,933	33	53,262	20
Land	2,505	1	3,658	1	2,062	1

Total	$363,037	100%	$305,568	100%	$261,097	100%

The following table sets forth the priorities, asset concentrations and maturities of loans held by the partnership as of December 31, 2008 (in thousands):

	# of Loans	Amount	Percent

First trust deeds	75	$190,765	53%
Second trust deeds	64	171,096	47
Third trust deeds	4	1,176	—
Total	143	$363,037	100%

Maturing prior to December 31, 2009	39	$219,367	60%
Maturing during 2010	22	55,530	15
Maturing during 2011	20	16,621	5
Maturing after December 31, 2011	62	71,519	20
Total	143	$363,037	100%

Average loan		$2,539	0.70%
Largest loan		38,976	10.74%
Smallest loan		23	0.01%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			67.64%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential losses of the partnership.  As of December 31, 2008, the general partners have determined the allowance for loan losses and losses on real estate owned of $13,034,000 (3.85% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  At December 31, 2008, the partnership had 21 loans past due more than 90 days in interest payments totaling $83,576,000.  Nine of these 21 loans with principal totaling $54,107,000 were also past maturity.  The partnership has filed notices of default on three of the 21 loans plus two loans less than 90 days delinquent, thus beginning the process of foreclosure.  The principal amounts of the five filed notices of default total $6,165,000 or 1.70% of the loan portfolio.  During January and February 2009 the partnership filed three notices of default on loans with an aggregate principal balance of $12,283,000 which represents 3.38% of the outstanding loan balance at December 31, 2008.  For one of these filed notices of default, totaling $10,338,000 in principal balance, the partnership also holds the first mortgage which it acquired from the senior lender.  The property is managed and the remaining rehabilitation is being coordinated, by a court appointed receiver.  If acquired at a trustee sale, the partnership’s basis would be approximately $58,000,000.  Should the partnership acquire the property, the intent would be to operate it as a rental property until the resale market has improved.  The partnership allows borrowers to occasionally continue to make the interest payments on debt past maturity for periods of time.

The partnership also makes loans requiring periodic disbursements of funds.  As of December 31, 2008 there were seven such loans.  These include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans, which are periodically disbursed as of December 31, 2008, is set forth below (in thousands):

	Complete Construction	Rehabilitation

Disbursed funds	$—	$24,628
Undisbursed funds	$—	$1,856

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  For each such Construction Loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process.  As of December 31, 2008, the partnership had no commitments for Construction Loans.  Upon project completion construction loans are reclassified as permanent loans.  Funding of Construction loans is limited to 10% of the loan portfolio.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”.  As of December 31, 2008 the partnership had $24,628,000 in Rehabilitation Loans where $1,856,000 remained to be disbursed for a combined total of $26,484,000.  While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans carry some of the same risks as Construction Loans.  There is no limit on the amount of Rehabilitation Loans the partnership may make.

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets - December 31, 2008 and December 31, 2007
•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VIII
(A CALIFORNIA LIMITED PARTNERSHIP)
CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
DECEMBER 31, 2008 AND 2007
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA  LLP
_____________________________
ARMANINO McKENNA  LLP
San Ramon, California
March 31, 2009

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands)

ASSETS

	2008	2007
Cash and cash equivalents	$12,495	$11,591

Loans
Loans, secured by deeds of trust, net of discount of $2,976 for 2008	363,037	305,568
Loans, unsecured	453	345
Allowance for loan losses	(11,420)	(4,469)
Net loans	352,070	301,444

Interest and other receivables
Accrued interest and late fees	12,174	5,600
Receivable from affiliate	—	764
Advances on loans	22,345	2,358
Total interest and other receivables	34,519	8,722

Real estate owned
Real estate held	21,500	20,547
Real estate held for sale	5,807	4,479
Allowance for real estate losses	(1,614)	(1,417)
Net real estate	25,693	23,609
Loan origination fees, net	96	117

Total assets	$424,873	$345,483

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Line of credit	$85,000	$29,450
Accounts payable	199	62
Deferred revenue	277	355
Payable to affiliate	1,195	557
Total liabilities	86,671	30,424

Investors in applicant status	—	492
Minority interest	3,689	3,240

Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $1,716 and $1,791 for 2008 and 2007, respectively;
and net of Formation Loan receivable of $13,207 and $13,497
2008 and 2007, respectively	334,265	311,065

General partners’ capital, net of unallocated syndication costs of $17
and $18 for 2008 and 2007, respectively	248	262
Total partners’ capital	334,513	311,327

Total liabilities and partners’ capital	$424,873	$345,483

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except for per limited partner amounts)

	2008	2007	2006
Revenues
Interest on loans	$33,141	$28,502	$26,395
Interest-interest bearing accounts	92	87	63
Late fees	164	257	241
Imputed interest on Formation loan	624	680	500
Gain on sale of loan	119	—	—
Other	113	91	126
Total revenues	34,253	29,617	27,325

Expenses
Mortgage servicing fees	2,669	1,449	2,479
Interest expense	2,612	1,873	2,344
Amortization of loan origination fees	112	104	91
Provision for losses on loans and real estate owned	7,668	1,788	1,195
Asset management fees	1,282	1,143	991
Clerical costs from Redwood Mortgage Corp.	364	333	329
Professional services	223	423	231
Amortization of discount on imputed interest	624	680	500
Other	359	252	293
Total expenses	15,913	8,045	8,453

Net income	$18,340	$21,572	$18,872

Net income
General partners ( 1%)	$183	$216	$188
Limited partners (99%)	18,157	21,356	18,684

	$18,340	$21,572	$18,872

Net income per $1,000 invested by
limited partners for entire period
Where income is reinvested	$53	$71	$71
Where partner receives income in monthly distributions	$52	$69	$69

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

		Limited Partners
	Investors	Capital			Total
	In	Account	Unallocated	Formation	Limited
	Applicant	Limited	Syndication	Loan,	Partners’
	Status	Partners	Costs	Gross	Capital

Balances at December 31, 2005	$776	$241,129	$(1,653)	$(11,506)	$227,970
Contributions on application	34,811	—	—	—	—
Formation loan increases	—	—	—	(2,674)	(2,674)
Formation loan payments received	—	—	—	1,422	1,422
Interest credited to partners in applicant status	21	—	—	—	—
Interest withdrawn	(7)	—	—	—	—
Transfers to partners’ capital	(35,044)	35,044	—	—	35,044
Net income	—	18,684	—	—	18,684
Syndication costs incurred	—	—	(440)	—	(440)
Allocation of syndication costs	—	(335)	335	—	—
Partners’ withdrawals	—	(9,846)	—	—	(9,846)
Early withdrawal penalties	—	(80)	15	65	—

Balances at December 31, 2006	557	284,596	(1,743)	(12,693)	270,160
Contributions on application	32,570	—	—	—	—
Formation loan increases	—	—	—	(2,444)	(2,444)
Formation loan payments received	—	—	—	1,564	1,564
Interest credited to partners in applicant status	28	—	—	—	—
Interest withdrawn	(11)	—	—	—	—
Transfers to partners’ capital	(32,652)	32,652	—	—	32,652
Net income	—	21,356	—	—	21,356
Syndication costs incurred	—	—	(418)	—	(418)
Allocation of syndication costs	—	(353)	353	—	—
Partners’ withdrawals	—	(11,805)	—	—	(11,805)
Early withdrawal penalties	—	(93)	17	76	—

Balances at December 31, 2007	492	326,353	(1,791)	(13,497)	311,065
Contributions on application	20,988	—	—	—	—
Formation loan increases	—	—	—	(1,558)	(1,558)
Formation loan payments received	—	—	—	1,672	1,672
Interest credited to partners in applicant status	11	—	—	—	—
Interest withdrawn	—	—	—	—	—
Transfers to partners’ capital	(21,491)	20,893	—	—	20,893
Net income	—	18,157	—	—	18,157
Syndication costs incurred	—	—	(322)	—	(322)
Allocation of syndication costs	—	(357)	357	—	—
Partners’ withdrawals	—	(15,642)	—	—	(15,642)
Early withdrawal penalties	—	(216)	40	176	—

Balances at December 31, 2008	$—	$349,188	$(1,716)	$(13,207)	$334,265

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	General Partners
	Capital		Total
	Account	Unallocated	General	Total
	General	Syndication	Partners’	Partners’
	Partners	Costs	Capital	Capital

Balances at December 31, 2005	$213	$(16)	$197	$228,167
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(2,674)
Formation loan payments received	—	—	—	1,422
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	35	—	35	35,079
Net income	188	—	188	18,872
Syndication costs incurred	—	(5)	(5)	(445)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	(184)	—	(184)	(10,030)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2006	249	(18)	231	270,391
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(2,444)
Formation loan payments received	—	—	—	1,564
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	31	—	31	32,683
Net income	216	—	216	21,572
Syndication costs incurred	—	(4)	(4)	(422)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	(212)	—	(212)	(12,017)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2007	280	(18)	262	311,327
Contributions on application	—	—	—	—
Formation loan increases	—	—	—	(1,558)
Formation loan payments received	—	—	—	1,672
Interest credited to partners in applicant status	—	—	—	—
Interest withdrawn	—	—	—	—
Capital contributed	20	—	20	20,913
Net income	183	—	183	18,340
Syndication costs incurred	—	(3)	(3)	(325)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	(214)	—	(214)	(15,856)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2008	$265	$(17)	$248	$334,513

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities
Net income	$18,340	$21,572	$18,872
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Amortization of loan origination fees	112	104	91
Imputed interest income	(624)	(680)	(500)
Amortization of discount	624	680	500
Provision for losses on loans and real estate owned	7,668	1,788	1,195
Gain on sale of loan	(119)	—	—
Change in operating assets and liabilities
Accrued interest and late fees	(7,808)	(2,749)	(578)
Advances on loans	(20,054)	(2,317)	(109)
Receivable from affiliate	764	(764)
Loan origination fees	(91)	(117)	(122)
Accounts payable	137	(14)	66
Deferred revenue	(78)	355	—
Payable to affiliate	638	76	(8)
Net cash provided by (used in) operating activities	(491)	17,934	19,407

Cash flows from investing activities
Loans originated	(99,839)	(137,635)	(159,745)
Principal collected on loans	35,923	91,134	107,656
Proceeds from sale of loan	5,300	—	—
Payments for development of real estate	(2,007)	(2,096)	(520)
Proceeds from disposition of real estate	1,990	5,886	635
Net cash used in investing activities	(58,633)	(42,711)	(51,974)

Cash flows from financing activities
Borrowings (repayments) on line of credit, net	55,550	(1,250)	(1,300)
Payments on mortgages	(325)	—	—
Contributions by partner applicants	20,421	32,618	34,862
Partners’ withdrawals	(15,856)	(12,017)	(10,030)
Syndication costs paid	(325)	(422)	(445)
Formation loan lending	(1,558)	(2,444)	(2,674)
Formation loan collections	1,672	1,564	1,422
Increase to (distribution from) minority interest	449	223	(25)
Net cash provided by financing activities	60,028	18,272	21,810

Net increase (decrease) in cash and cash equivalents	904	(6,505)	(10,757)

Cash and cash equivalents - beginning of year	11,591	18,096	28,853

Cash and cash equivalents - end of year	$12,495	$11,591	$18,096

Supplemental disclosures of cash flow information
Cash paid for interest	$2,612	$1,873	$2,344

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership, was organized in 1993.  The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp., both California corporations, whose majority owner is Michael R. Burwell.  The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by Redwood Mortgage Corp.  At December 31, 2008, the partnership had completed its sixth offering stage, wherein contributed capital totaled $299,813,000 of approved aggregate offerings of $300,000,000.  As of December 31, 2008 and 2007, $0 and $492,000, respectively, remained in applicant status, and total partnership units sold were in the aggregate of $299,813,000 and $279,420,000, respectively.

A minimum of $250,000 and a maximum of $15,000,000 in partnership units were initially offered through qualified broker-dealers.  This initial offering closed in October 1996.  In December 1996, the partnership commenced a second offering of an additional $30,000,000 which closed on August 30, 2000.  On August 31, 2000, the partnership commenced a third offering for an additional $30,000,000 which closed in April 2002.  On October 30, 2002, the partnership commenced a fourth offering for an additional $50,000,000 which closed in October 2003.  On October 7, 2003, the partnership commenced a fifth offering for an additional $75,000,000 which closed in August 2006.  On August 4, 2005, the partnership commenced a sixth offering for an additional $100,000,000 which closed on November 19, 2008.  No additional offerings are contemplated at this time.

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

The formation loan relating to the initial offering ($15,000,000) totaled $1,075,000, which was 7.2% of limited partners’ contributions of $14,932,000.  It is being repaid, without interest, in ten annual installments of $107,000, which commenced on January 1, 1997, following the year the initial offering closed.  Payments on this loan were also made during the offering period prior to the close of the offering. As of December 31, 2006 this formation loan had been fully repaid.

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
December 31, 2008, 2007 and 2006

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans (continued)

The formation loan relating to the fifth offering ($75,000,000) totaled $5,661,000, which was 7.6% of the limited partners contributions of $74,904,000.  It is being repaid, without interest, in ten annual installments of $526,000, which commenced on January 1, 2007, following the year the fifth offering closed.  Payments on this loan were also made during the offering stage prior to the close of the offering.

The formation loan relating to the sixth offering ($100,000,000) totaled $7,564,000 as of December 31, 2008, which was 7.6% of the limited partners contributions of $100,000,000 through December 31, 2008.  An equal annual repayment schedule on this loan, without interest, in ten annual installments of $657,000, will commence in 2009.  Payments on this loan were being made during the offering stage prior to the close of the offering.

For the offerings, sales commissions paid to brokers ranged from 0% (units sold by general partners) to 9% of gross proceeds.  The partnership had anticipated the sales commissions would approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating full 9% commissions.  The actual sales commission percentage for all six offerings combined was 7.5%.

The following summarizes formation loan transactions at December 31, 2008 (in thousands):

	Initial	Subsequent	Third	Fourth	Fifth	Sixth
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan made	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Unamortized discount
on imputed interest	—	(31)	(79)	(194)	(704)	(1,985)	(2,993)
Formation Loan
made, net	1,075	2,241	2,139	3,583	4,957	5,579	19,574
Repayments to date	(991)	(1,758)	(1,291)	(1,856)	(1,840)	(999)	(8,735)
Early withdrawal
penalties applied	(84)	(171)	(135)	(98)	(137)	—	(625)
Formation Loan, net
at December 31, 2008	—	312	713	1,629	2,980	4,580	10,214
Unamortized discount
on imputed interest	—	31	79	194	704	1,985	2,993
Balance,
December 31, 2008	$—	$343	$792	$1,823	$3,684	$6,565	$13,207

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans (continued)

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%.  An estimated amount of imputed interest is recorded for offerings still outstanding.  During 2008, 2007 and 2006, $624,000, $680,000 and $500,000, respectively, were recorded related to amortization of the discount on imputed interest.

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Through December 31, 2008, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(186)
Allocated to date	(3,091)

December 31, 2008 balance	$1,733

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Syndication costs (continued)

Syndication costs attributable to the sixth offering ($100,000,000) were limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners.  As of December 31, 2008, the sixth offering had incurred syndication costs of $1,752,000 (1.75% of contributions).

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, partnership cash balances exceed federally insured limits.

Loans, secured by deeds of trust

Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued as earned.

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due are significant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans, secured by deeds of trust (continued)

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.

At December 31, 2008 and 2007, the partnership had 21 loans past maturity and/or past due more than 90 days in interest payments, totaling $83,576,000 and $65,852,000, respectively.  In addition, accrued interest, late charges and advances on these loans totaled $20,083,000 and $5,095,000 at December 31, 2008 and 2007, respectively.  As presented in Note 10 to the consolidated financial statements, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated for loans outstanding at December 31, 2008 and 2007 was 67.64% and 67.29% respectively.  When loans are considered impaired the allowance for loan loss is updated to reflect the change in the valuation of collateral security. The table below summarizes the impaired loans for the years ended December 31, ($ in thousands).

	Number	Total		Total	Impaired	Average			Interest
	of	Impaired		Investment	Loans’	Investment		Interest	Income
	Impaired	Loan		Impaired	Loss	Impaired		Income	Received
Year	Loans	Balance		Loans	Reserve	Loans		Accrued	In Cash
2008	12	$39,683		$56,274	$6,956	$49,976		$3,699	$509
2007	—		$	$—	$—		$	$—	$—
2006	—		$	$—	$—		$	$—	$—

During the year the partnership restructured fifteen loans by either extending the maturity date, lowering the interest rate or reducing the monthly payment.  Six of these restructurings required special accounting treatment under SFAS 114, Accounting by Creditors for Impairment of a Loan, resulting in a loss of $2,482,000.

The partnership was presented with an unsolicited offer to sell a more than 90 days delinquent loan.  At the time of sale, the loan balance plus related accrued interest, advances and late charges totaled $5,166,000.  The recognized gain on sale was $119,000.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows (in thousands):

	December 31, 2008		December 31, 2007
		Percent		Percent
		of loans		loans of
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period applicable to:
Domestic
Real estate – mortgage
Single family	$10,116	73%	$3,028	63%
Apartments	125	3	76	3
Commercial	1,016	23	1,210	33
Land	50	1	73	1
Total real estate – mortgage	$11,307	100%	$4,387	100%

Total unsecured loans	$113	100%	$82	100%

Total allowance for losses	$11,420	100%	$4,469	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows (in thousands):

	Years Ended December 31,

	2008	2007	2006
Balance at beginning of year	$4,469	$2,786	$3,138

Charge-offs
Domestic
Real estate - mortgage
Single family	(39)	(13)	(112)
Apartments	—	(11)	—
Commercial	(100)	(363)	(15)
Land	—	(46)	—
	(139)	(433)	(127)
Recoveries
Domestic
Real estate - mortgage
Single family	—	—	—
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
	—	—	—
Net charge-offs	(139)	(433)	(127)
Additions charge to operations	7,115	1,788	927
Transfer from (to) real estate owned reserve	(25)	328	(1,152)

Balance at end of year	$11,420	$4,469	$2,786

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.04%	0.14%	0.05%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned

Real estate owned includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed

The partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.  During 2008, the partnership transferred $25,000 from the allowance for loan losses to the allowance for real estate owned.

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

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  During 2008, 2007 and 2006, late fee revenue of $164,000, $257,000 and $241,000, respectively, was recorded.  The partnership has a recorded late fee receivable at December 31, 2008 and 2007 of $155,000 and $186,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 became effective on November 15, 2008.  The adoption of this statement did not have a material impact on the partnership’s financial condition and results of operation.

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income.  SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 did not have a material impact on the partnership’s financial condition and results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management has elected not to adopt the fair value option for financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the partnership’s financial condition.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

On July 13, 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the partnership’s financial condition and results of operations.

NOTE 3 – OTHER PARTNERSHIP PROVISIONS

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

Applicant status

Subscription funds received from purchasers of partnership units were not admitted to the partnership until subscription funds were required to fund a loan, fund the formation loan, create appropriate cash reserves, or to pay organizational expenses or other proper partnership purposes.  During the period prior to the time of admission, which was anticipated to be between 1 - 90 days, purchasers’ subscriptions remained irrevocable and did earn interest at money market rates, which were lower than the anticipated return on the partnership’s loan portfolio.

During 2008, 2007 and 2006, interest totaling $11,000, $28,000 and $21,000, respectively, was credited to partners in applicant status.  As loans were made and partners were transferred to regular status to begin sharing in partnership operating income, the interest credited was either paid to the investors or transferred to partners’ capital along with the original investment.

Election to receive monthly, quarterly or annual distributions

At the time of their subscription for units, investors elect to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound.  Subject to certain limitations, a compounding investor may subsequently change his election, but an investor’s election to have cash distributions is irrevocable.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 3 – OTHER PARTNERSHIP PROVISIONS (continued)

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

After five years from the date of purchase of the units, limited partners have the right to withdraw from the partnership on an installment basis.  Generally, this is done over a five-year period in twenty quarterly installments.  Once a limited partner has been in the partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer.  Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is restricted to the availability of partnership cash flow.  Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year, may be liquidated during any calendar year.  As of March 16, 2009, the partnership has suspended all capital liquidations and will not be accepting new liquidation requests until further notice.

NOTE 4 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  In 2008, 2007 and 2006, loan brokerage commissions paid by the borrowers were $1,182,000, $2,932,000 and $3,496,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 4 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes these fees paid by the partnership for the past three years (in thousands).

	Years ended December 31,
	2008	2007	2006
Maximum chargeable	$5,128	$4,158	$3,719
Waived	(2,459)	(2,709)	(1,240)
Net charged	$2,669	$1,449	$2,479

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations up to 1/32 of 1% of the “net asset value” (3/8 of 1% annual).  Asset management fees of $1,282,000, $1,143,000 and $991,000 were incurred for 2008, 2007 and 2006, respectively.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

The partnership receives certain operating and administrative services from Redwood Mortgage Corp., a general partner.  Redwood Mortgage Corp. may be reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  During 2008, 2007 and 2006, operating expenses totaling $364,000, $333,000 and $329,000, respectively, were reimbursed to Redwood Mortgage Corp.  To the extent some operating and administrative services were not reimbursed, the financial position and results of partnership operation may be different.

Contributed capital

The general partners jointly or severally are to contribute 1/10 of 1% of limited partners’ contributions in cash contributions as proceeds from the offerings are received from the limited partners.  As of December 31, 2008 and 2007, Gymno Corporation, a general partner, had capital in accordance with Section 4.02(a) of the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 5 – REAL ESTATE OWNED

Real Estate Held

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties are purchased or acquired through foreclosure.  Several factors are considered in determining the classification of owned properties as “real estate held” or “real estate held for sale”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are met.  As a property’s status changes, reclassifications may occur.

The following schedule for real estate held, reflects the cost of the properties and recorded reductions to estimated fair values, at December 31 (in thousands):

	2008	2007
Real estate held
Costs of properties	$21,500	$20,547
Reduction in value	(920)	(917)

Real estate held, net	$20,580	$19,630

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held of $2,640,000, an increase in notes payable of $844,000 and a decrease of $1,796,000 in loans receivable, accrued interest, advances and late charge receivables.  The partnership has been pursuing legal remedies surrounding title conditions not disclosed to the partnership at the time of making the original loan.  In July, 2008 the partnership received $941,000 as a partial settlement of claims from the title insurance company.  Combined with a previous recovery the partnership has now received $1,149,000.  The partnership continues to seek further recoveries.  As of December 31, 2008 and 2007, the partnership’s investment net of recoveries in this property totaled $1,833,000 and $2,679,000, respectively.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover all of their investments. The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of December 31, 2008, approximately $3,338,000 in costs related to the development of this property has been capitalized.  During 2006, the partnership recovered $431,000 from one of the guarantors of the original note.  As of December 31, 2008 and 2007, the partnership’s investment, together with the other affiliated partnerships, totaled $13,502,000 and $11,872,000, respectively.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  In 2006, one of the parcels comprising the property was sold.  The partnership incurred a loss of $73,000 on this sale, which had been previously reserved for.  The partnership’s total investment at December 31, 2008 was $3,219,000, net of a reserve of $420,000 and at December 31, 2007, the partnership’s total investment in this property was $3,222,000, net of a reserve of $417,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 5 – REAL ESTATE OWNED (continued)

Real Estate Held (continued)

In September 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  These plans will incorporate the majority of the existing improvements currently located on the property.  At December 31, 2008 and 2007, the partnership’s total investment in this property was $2,026,000 and $1,857,000, respectively, net of a valuation allowance of $500,000.

Real Estate Held for Sale

The following schedule for real estate held for sale, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at December 31 (in thousands):

	2008	2007
Real estate held for sale
Costs of properties	$5,807	$4,479
Reduction in value	(694)	(500)

Real estate held for sale, net	$5,113	$3,979

In April, 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $1,269,000 at foreclosure.  The partnership has capitalized an additional $63,000 in improvements and furnishings.  The total investment at December 31, 2008 was $1,138,000, net of a valuation allowance of $194,000.

In April, 2008, the partnership acquired a single family residence through foreclosure.  On the date of acquisition the total investment was $985,000, comprised of $660,000 of loan principal, accrued interest, late fees and advances held by the partnership and $325,000 of a first lien held by another lender.  The partnership made the monthly payment due on the first lien until the property was sold in November of 2008 for proceeds of $425,000.  The sale resulted in a loss of $250,000 which was charged against the previously established reserve for losses.

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

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property was capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were being expensed.  At December 31, 2008 and 2007, the partnership’s total investment in Russian was $3,975,000 and $3,979,000, respectively, net of a valuation allowance of $500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 6 – INCOME TAXES

The following reflects a reconciliation of partners’ capital reflected in the consolidated financial statements to the tax basis of partnership capital (in thousands):

	2008	2007

Partners’ capital per consolidated
financial statements	$334,513	$311,327
Unallocated syndication costs	1,733	1,809
Allowance for loan losses and real estate owned	13,034	5,886
Formation loans receivable	13,207	13,497

Partners’ capital - tax basis	$362,487	$332,519

In 2008 and 2007, approximately 49% of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

NOTE 7 – BANK LINE OF CREDIT

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the agreement.  The line of credit matures on June 30, 2010, with borrowings at prime less 0.50% and secured by the partnership’s loan portfolio.  The outstanding balances were $85,000,000 and $29,450,000 at December 31, 2008 and 2007, respectively.  The interest rate was 2.75% at December 31, 2008 and 6.75% at December 31, 2007.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.  The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at December 31, 2008 and 2007.  There is an option to convert the line of credit to a term loan that would be payable over 36 months.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008:  ($ in thousands)

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2008
Impaired loans	$—	$—	$39,683	$39,683

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (Level 2). The fair value of the non-impaired loans of $328,160,000 $307,654,000 at December 31, 2008 and December 31, 2007, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)	Line of credit and loan commitments (Level 2). The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

NOTE 9 – NON-CASH TRANSACTIONS

In April, 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  This resulted in an increase in asset value of real estate held for sale of $1,269,000, a decrease of $1,163,000 in loans receivable, $76,000 in accrued interest, $28,000 in advances and $2,000 in late charge receivables.

In April, 2008, the partnership acquired a single family residence through foreclosure.  On the date of acquisition the total investment was $985,000, comprised of $561,000 of loan principal, $54,000 of accrued interest, $2,000 of late fees and $43,000 of advances and $325,000 of a first lien held by another lender.

In February, 2008, the partnership acquired a single family residence through foreclosure.  This resulted in an increase in asset value of real estate held for sale of $391,000, a decrease of $345,000 in loans receivable, $40,000 in accrued interest, $4,000 in advances and $2,000 in late charge receivables.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 9 – NON-CASH TRANSACTIONS (continued)

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

NOTE 10 – LOAN CONCENTRATIONS AND CHARACTERISTICS

At December 31, 2008 and 2007, the loans secured by recorded deeds of trust had the following characteristics (dollars in thousands):

	2008	2007

Number of secured loans outstanding	143	116
Total secured loans outstanding	$363,037	$305,568

Average secured loan outstanding	$2,539	$2,634
Average secured loan as percent of total secured loans	0.70%	0.86%
Average secured loan as percent of partners’ capital	0.76%	0.85%

Largest secured loan outstanding	$38,976	$34,383
Largest secured loan as percent of total secured loans	10.74%	11.25%
Largest secured loan as percent of partners’ capital	11.65%	11.04%
Largest secured loan as percent of total assets	9.17%	9.95%

Number of California counties where all security is located	33	32
Largest percentage of secured loans in one county	23.01%	23.63%

Number of secured loans in foreclosure status	5	5
Amount of secured loans in foreclosure	$6,165	$5,169

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 10 – LOAN CONCENTRATIONS AND CHARACTERISTICS (continued)

The following secured loan categories were held at December 31, 2008 and 2007 (in thousands):

	2008	2007

First trust deeds	$190,765	$138,965
Second trust deeds	171,096	166,103
Third trust deeds	1,176	500
Total loans	363,037	305,568
Prior liens due other lenders at time of loan	343,399	433,797

Total debt	$706,436	$739,365

Appraised property value at time of loan	$1,044,411	$1,098,743

Average secured loan to appraised value of security
based on appraised values and prior liens at time
loan was consummated	67.64%	67.29%

Secured loans by type of property
Single family	$266,113	$191,608
Apartments	10,727	9,369
Commercial	83,692	100,933
Land	2,505	3,658

	$363,037	$305,568

The interest rates on the loans range from 5.00% to 12.50% at December 31, 2008 and 7.00% to 13.00% at December 31, 2007.

Scheduled maturity dates of secured loans as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,

2009	$219,367
2010	55,530
2011	16,621
2012	47,128
2013	18,790
Thereafter	5,601

Total	$363,037

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 10 – LOAN CONCENTRATIONS AND CHARACTERISTICS (continued)

The scheduled maturities for 2009 include nine loans totaling $54,107,000, and representing 14.90% of the portfolio, which are past maturity at December 31, 2008.  Interest payments on all of these loans were delinquent and are included in the total of loans more than 90 days delinquent presented in Note 2.  Occasionally, the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.  It is the partnership’s experience loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership had 19% of its receivable balance due from one borrower at December 31, 2008.  Interest revenue for this borrower accounted for approximately 14.86% of interest revenue for the year ended December 31, 2008.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Construction / Rehabilitation loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2008, there were $1,856,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans and cash.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

The partnership periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of December 31, 2008.  As of December 31, 2008, there are six loans under workout agreements totaling $10,783,000.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE 12 – SELECTED FINANCIAL INFORMATION (unaudited)

(in thousands, except for per limited partner amounts)

	Calendar Quarter

	First	Second	Third	Fourth	Annual

Revenues
2008	$8,038	$8,590	$9,170	$8,658	$34,253
2007	$7,098	$7,200	$7,620	$7,699	$29,617

Expenses
2008	$2,572	$3,121	$3,680	$6,540	$15,913
2007	$1,958	$1,880	$2,068	$2,139	$8,045

Net income allocated
to general partners
2008	$55	$54	$55	$19	$183
2007	$51	$54	$55	$56	$216

Net income allocated
to limited partners
2008	$5,411	$5,415	$5,435	$1,896	$18,157
2007	$5,089	$5,266	$5,497	$5,504	$21,356

Net income per $1,000
invested where income is
Compounded
2008	$16	$16	$16	$5	$53
2007	$17	$18	$18	$18	$71

Withdrawn
2008	$16	$16	$15	$5	$52
2007	$17	$17	$17	$18	$69

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008 the partnership has been experiencing a drop off in cash flows coming into the partnership.  This drop off is due to several factors, including but not limited to:  1) loan payoffs and pay downs have not been forthcoming due to borrowers limited or reduced opportunities to refinance their loan, or to sell their property, 2) as of February 28, 2009 the number of loans more than 90 days delinquent in interest payments had risen from 21 loans totaling $83,576,000 at December 31, 2008, to 29 loans totaling $93,366,000.  As a result of these conditions, the partnership has suspended all capital liquidations as of the March 2009 scheduled distribution.

Also, during January and February 2009, the partnership filed three notices of default on loans with an aggregate principal balance of $12,283,000 at December 31, 2008.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2006
Deducted from asset accounts
Allowance for loan losses	$3,138	$927	$—	$(1,279)	(a)	$2,786

Cumulative write-down of
real estate owned	1,000	268	—	1,080	(a)	2,348
	$4,138	$1,195	$—	$(199)		$5,134
Year ended December 31, 2007
Deducted from asset accounts
Allowance for loan losses	$2,786	$1,788	$—	$(105)	(a)	$4,469

Cumulative write-down of
real estate owned	2,348	—	—	(931)	(a)	1,417
	$5,134	$1,788	$—	$(1,036)		$5,886
Year ended December 31, 2008
Deducted from asset accounts				)
Allowance for loan losses	$4,469	$7,115	$(25	$(139)	(a)	$11,420

Cumulative write-down of
real estate owned	1,417	553	25	(381)	(b)	1,614
	$5,886	$7,668	$—	$(520)		$13,034

Note (a) – Represents write-offs of loans or transfers
Note (b) – Represents write-offs of real estate owned

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2008
(in thousands)

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Res.	10.00%	10/01/13	$2	$131	$185	$185	$—	2nd	Santa Clara
Res.	9.50%	10/01/13	1	354	100	100	—	2nd	Los Angeles
Res.	9.25%	10/01/13	4	125	540	539	—	1st	Orange
Res.	6.50%	10/01/13	12	—	2,300	2,300	—	1st	Sacramento
Comm.	5.00%	10/01/13	3	—	823	626	—	2nd	Alameda
Land	9.50%	07/01/10	1	—	320	97	—	2nd	Santa Clara
Res.	9.25%	09/01/13	4	—	525	524	—	1st	Los Angeles
Res.	9.25%	12/01/15	4	1,403	462	461	—	3rd	San Francisco
Res.	9.50%	11/01/13	4	174	500	499	—	2nd	Santa Clara
Comm.	10.50%	11/01/09	66	—	7,500	7,500	—	1st	San Francisco
Res.	9.25%	11/01/13	4	—	500	500	—	1st	San Diego
Comm.	10.00%	12/01/11	18	—	2,880	2,181	—	1st	Amador
Res.	10.00%	12/01/18	2	—	242	242	—	1st	Los Angeles
Res.	9.25%	12/01/15	16	—	2,000	2,000	—	1st	Los Angeles
Res.	9.75%	01/01/14	2	—	179	179	—	1st	San Mateo
Res.	6.00%	01/01/13	4	—	1,088	1,088	—	1st	Alameda
Res.	6.50%	01/01/13	2	—	528	528	—	2nd	Alameda
Land	9.50%	07/01/10	8	—	987	986	—	1st	Santa Clara
Apts.	9.50%	01/01/09	4	—	413	390	—	1st	San Joaquin
Res.	8.50%	10/01/10	4	190	500	478	—	2nd	Alameda
Comm.	9.00%	06/01/09	4	2,850	500	482	—	2nd	Santa Clara
Res.	9.25%	07/01/09	6	716	690	667	—	2nd	San Mateo
Comm.	9.50%	08/01/09	16	—	1,947	1,885	—	1st	Alameda
Res.	6.50%	04/01/12	39	—	11,245	11,685	11,685	1st	Contra Costa
Comm.	9.50%	01/01/09	25	—	3,113	3,112	—	1st	San Francisco
Res.	8.50%	03/15/10	10	2,097	450	432	—	2nd	Napa
Comm.	9.00%	03/01/10	2	179	204	194	—	2nd	Monterey
Res.	9.25%	01/01/09	7	—	3,256	857	—	1st	Sutter
Res.	9.25%	05/01/10	1	411	160	156	—	2nd	San Mateo
Res.	10.00%	03/01/09	81	36,000	6,532	9,774	—	2nd	San Francisco
Res.	9.00%	05/01/10	1	286	70	68	—	2nd	El Dorado
Res.	8.50%	10/01/10	2	379	325	315	—	3rd	Alameda
Comm.	8.42%	07/01/09	37	5,731	3,841	5,341	—	2nd	Alameda
Res.	12.50%	08/01/08	44	19,700	3,453	4,112	4,112	2nd	San Mateo
Comm.	9.00%	08/01/15	13	9,500	1,000	895	895	2nd.	San Francisco
Res.	9.00%	08/01/10	1	—	140	137	—	1st	Ventura
Res.	9.25%	01/01/09	28	—	2,741	3,555	—	1st	San Joaquin
Comm.	9.50%	10/01/10	11	105	1,250	1,223	—	2nd.	Alameda
Res.	9.25%	01/01/09	10	—	952	1,262	—	1st	San Joaquin
Res.	11.00%	05/01/10	38	18,744	3,182	3,967	—	2nd	Santa Clara
Comm.	9.50%	10/01/10	37	—	4,200	4,067	4,067	1st	Alameda
Res.	12.00%	12/01/07	13	3,797	1,265	1,265	1,265	2nd	San Diego

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
December 31, 2008
(in thousands)

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Res.	9.00%	02/01/08	66	—	15,188	9,120	9,120	1st	Los Angeles
Res.	10.25%	02/01/08	102	14,631	11,529	11,529	11,529	2nd	Los Angeles
Res.	9.00%	02/01/11	11	—	1,350	1,332	—	1st	Placer
Res.	10.25%	09/01/07	88	39,000	8,350	10,338	10,338	2nd	Los Angeles
Res.	9.25%	03/01/09	302	22,875	40,444	37,923	—	2nd	Sacramento
Res.	10.00%	05/01/08	29	22,155	4,184	3,566	3,566	2nd	Alameda
Res.	7.00%	02/01/10	22	—	6,796	3,729	—	1st	Fresno
Res.	10.00%	02/01/10	100	32,200	10,175	11,605	—	2nd	San Francisco
Res.	8.88%	07/01/11	16	4,550	2,100	2,100	—	2nd	San Francisco
Res.	8.75%	07/01/08	40	—	5,520	5,520	5,520	1st	Contra Costa
Res.	10.00%	07/01/08	62	5,520	6,225	7,446	7,446	2nd	Contra Costa
Res.	9.75%	8/1/2011	1	165	66	65	65	2nd	Stanislaus
Res.	9.75%	09/01/11	1	120	120	119	—	2nd	San Bernardino
Res.	9.75%	09/01/11	7	2,550	850	838	—	2nd	San Francisco
Res.	9.25%	09/01/11	7	—	800	464	—	1st	San Joaquin
Res.	9.75%	09/01/11	1	120	80	79	79	2nd	Humboldt
Res.	8.75%	01/01/11	20	—	3,949	2,313	—	1st	Contra Costa
Land	7.00%	10/01/09	3	—	588	588	—	1st	Stanislaus
Res.	9.25%	11/01/11	1	—	125	148	—	1st	San Francisco
Comm.	10.25%	04/01/09	2	—	275	275	—	1st	Kern
Res.	10.25%	01/01/09	30	—	3,550	3,550	3,550	1st	Napa
Res.	9.25%	01/01/12	1	238	130	128	—	2nd	Riverside
Res.	10.25%	01/01/09	3	—	1,372	359	359	1st	Santa Clara
Res.	9.75%	02/01/12	1	245	73	72	—	2nd	Yolo
Comm.	10.50%	01/01/10	24	—	2,750	2,750	2,750	1st	San Francisco
Res.	9.75%	03/01/12	1	—	128	127	—	1st	Kern
Res.	10.00%	02/01/12	2	—	231	229	—	1st	Los Angeles
Res.	10.25%	02/01/10	5	—	630	630	—	1st	San Joaquin
Apts.	9.75%	07/01/09	3	—	420	420	—	1st	Solano
Res.	12.00%	01/01/09	98	30,277	4,443	9,537	—	2nd	San Francisco
Res.	9.25%	02/01/12	1	—	100	99	—	1st	San Bernardino
Res.	9.25%	02/01/12	2	800	300	297	—	2nd	Solano
Res.	10.00%	03/01/09	3	—	8,365	298	—	1st	San Francisco
Comm.	10.00%	04/01/12	3	2,256	300	300	—	2nd	Butte
Apts.	10.50%	04/01/09	26	3,449	3,015	3,015	—	1st.	San Francisco
Apts.	10.50%	04/01/10	6	826	700	587	—	2nd	Napa
Apts.	10.25%	04/01/09	13	7,560	1,540	1,540	—	2nd	Santa Clara

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
December 31, 2008
(in thousands)

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Land	10.00%	10/01/09	7	—	833	833	—	1st	Alameda
Apts.	9.75%	05/01/10	30	13,944	3,750	3,750	—	2nd	Riverside
Res.	9.25%	06/01/09	39	—	5,750	5,000	5,000	1st	San Diego
Comm.	10.00%	06/01/10	154	3,500	16,500	18,485	—	1st	San Francisco
Res.	9.75%	07/01/12	30	11,397	3,677	3,677	—	2nd	San Francisco
Res.	10.00%	07/01/12	2	—	205	204	204	1st	Riverside
Res.	10.00%	07/01/12	2	—	263	262	262	1st	Los Angeles
Res.	9.50%	07/01/12	3	—	374	370	—	1st	Madera
Res.	10.00%	08/01/12	3	613	350	347	—	2nd	Contra Costa
Res.	10.00%	11/01/12	2	—	263	262	—	1st	Sacramento
Res.	9.25%	11/01/12	1	506	100	99	—	1st	San Diego
Res.	9.25%	11/01/12	3	—	377	377	—	1st	Orange
Res.	10.25%	12/01/09	1	335	100	100	—	3rd	Contra Costa
Comm.	10.50%	11/01/09	64	—	7,250	7,159	—	1st	Alameda
Comm.	10.50%	04/01/09	108	22,300	12,000	12,774	—	2nd	Alameda
Res.	10.00%	11/01/12	2	—	209	208	—	1st	Calaveras
Comm.	10.50%	12/01/09	9	—	1,000	1,000	—	1st	Alameda
Res.	9.00%	01/01/13	2	358	204	203	—	2nd	San Mateo
Res.	10.00%	01/01/13	1	349	100	99	—	2nd	Santa Clara
Res.	10.00%	01/01/13	5	—	556	554	—	1st	Contra Costa
Res.	10.00%	02/01/13	1	301	120	119	—	2nd	Alameda
Comm.	10.00%	07/01/09	84	—	9,450	10,040	—	1st	Los Angeles
Res.	9.25%	02/01/13	3	—	412	410	—	1st	Alameda
Comm.	10.00%	02/01/11	4	3,025	500	500	—	2nd	Contra Costa
Res.	10.00%	02/01/13	2	721	220	219	—	2nd	Orange
Res.	9.25%	02/01/13	1	417	100	99	—	2nd	San Benito
Apts.	10.50%	03/01/10	3	694	300	300	—	2nd	Merced
Res.	9.50%	03/01/11	1	—	100	100	—	1st	Contra Costa
Res.	9.25%	04/01/13	6	1,538	700	697	—	2nd	Ventura
Res.	9.50%	04/01/11	2	—	245	244	—	1st	Santa Clara
Res.	9.50%	04/01/11	1	—	160	159	—	1st	Los Angeles
Res.	10.00%	04/01/15	3	—	330	329	—	1st	Fresno
Res.	7.00%	04/01/13	8	—	1,347	1,347	—	1st	Solano
Res.	9.50%	05/01/13	4	—	500	498	—	1st	Monterey
Res.	10.00	05/01/15	3	—	389	388	—	1st	Los Angeles
Res.	6.50%	04/01/12	23	5,500	7,000	7,000	—	1st	Alameda
Res.	6.50%	04/01/12	33	5,500	9,800	9,800	—	1st	Contra Costa
Res.	6.50%	04/01/12	34	—	10,152	10,152	—	2nd	Contra Costa
Res.	9.75%	05/01/11	8	—	3,195	982	—	1st	San Diego
Res.	7.75%	08/01/09	248	—	38,976	36,000	—	1st	Los Angeles
Res.	9.75%	06/01/15	1	—	170	170	—	1st	Alameda
Comm.	10.50%	06/01/10	6	—	735	735	—	1st	Marin

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
December 31, 2008
(in thousands)

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location
Res.	10.00%	06/01/15	3	1,000	300	299	—	1st	San Francisco
Res.	9.50%	06/01/13	3	—	400	399	—	1st	Alameda
Res.	9.25%	07/01/15	3	417	310	309	—	1st	San Mateo
Res.	9.50%	07/01/13	20	—	2,400	2,394	—	1st	Los Angeles
Res.	10.00%	07/01/18	1	578	100	100	—	2nd	Orange
Res.	10.00%	07/01/18	2	—	230	230	—	1st	Los Angeles
Res.	10.00%	08/01/11	20	1,354	2,265	2,262	—	2nd	San Francisco
Comm.	11.50%	07/01/10	8	915	840	840	—	1st	El Dorado
Res.	10.00%	08/01/11	11	2,354	1,524	1,352	—	2nd	San Francisco
Res.	10.00%	08/01/11	4	879	421	421	—	2nd	San Francisco
Res.	10.00%	08/01/11	2	785	246	246	—	2nd	San Francisco
Res.	10.00%	08/01/13	1	521	150	150	—	2nd	Santa Clara
Res.	9.25%	08/01/13	12	582	1,500	1,497	—	2nd	Santa Barbara
Res.	9.25%	08/01/13	8	3,741	1,000	998	—	2nd	San Diego
Apts.	9.50%	09/01/11	6	5,135	725	725	—	2nd	San Mateo
Res.	9.75%	08/01/13	5	304	562	561	—	2nd	Contra Costa
Res.	9.25%	08/01/13	5	—	660	659	—	1st	San Francisco
Comm.	11.00%	09/01/12	14	—	1,390	1,434	—	1st	Sacramento
Res.	9.25%	09/01/13	2	427	280	279	—	2nd	San Francisco
Res.	9.25%	09/01/13	6	—	720	719	—	1st	San Francisco
Comm.	11.75%	12/01/09	3	—	242	23	—	1st	Yuba
Res.	12.00%	05/01/03	12	—	958	1,210	1,210	1st	Marin
			$ 2,792	$ 343,399	$ 375,834	$ 363,037	$ 83,576

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
 (in thousands)

Reconciliation of carrying amount (cost) of loans at close of periods

	Year ended December 31,

	2008	2007	2006
Balance at beginning of year	$305,568	$261,097	$214,012

Additions during period
New loans	99,839	137,635	159,745
Other		—	588
Total additions	99,839	137,635	160,333

Deductions during period
Collections of principal	36,131	91,134	107,656
Foreclosures	2,068	1,320	5,464
Cost of loans sold	4,072	—	—
Amortization of premium		—	—
Other	99	710	128
Total deductions	42,370	93,164	113,248

Balance at close of year	$363,037	$305,568	$261,097

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2008 and 2007.

Item 9A(T) – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures were effective.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the partnership's independent registered public accounting firm regarding internal control over financial reporting. The general partner’s report was not subject to attestation by the partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission permitting the partnership to provide only the general partner’s report in this annual report.

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

The General Partners.

Michael R. Burwell.  Michael R. Burwell, age 52, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2008.  All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2008.  ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$2,669,000
(General Partner)

General Partners &/or Affiliates	Asset Management Fee for managing assets	$1,282,000

General Partners	1% interest in profits	$183,000
	Less allocation of syndication costs	$4,000
		$179,000

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$176,000

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2008 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$1,182,000

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the partnership	$124,000

Gymno Corporation	Reconveyance Fee	$8,000

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2008 . . . .. . . . . . . . . . . . . . . . . .  $364,000

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners own an aggregate total of 1% of the partnership including a 1% portion of income and losses.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2008 and 2007 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2008 and 2007 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $191,677 and $180,624, respectively.

Audit Related Fees  There were no fees billed during the years ended December 31, 2008 and 2007 for audit-related services.

Tax fees  The aggregate fees billed for tax services for the years ended December 31, 2008 and 2007, were $16,703 and $10,525, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees  There were no other fees billed during the years ended December 31, 2008 and 2007.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

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

B.           See A (3) above.

C.
See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated August 4, 2005, supplement No. 6 dated April 28, 2008 (post effective amendment No. 8 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2009.

REDWOOD MORTGAGE INVESTORS VIII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
and Principal Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2009.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2009

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	March 31, 2009

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2009

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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
March 31, 2009

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

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President, Secretary/Treasurer and
Chief Financial Officer, of Gymno
Corporation, General Partner
March 31, 2009

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
March 31, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2009

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2009