Form 10-Q
period 2009-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2009-05-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)
(in thousands)

ASSETS

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$7,931	$12,495

Loans
Loans, secured, net of discount of $2,976 for 2009 and 2008	359,426	363,037
Loans, unsecured	453	453
Allowance for loan losses	(13,709)	(11,420)
Net loans	346,170	352,070

Interest and other receivables
Accrued interest and late fees	13,690	12,174
Receivable from affiliate	305	—
Advances on loans	26,593	22,345
Total interest and other receivables	40,588	34,519

Real estate owned
Real estate held	22,188	21,500
Real estate held for sale	11,565	5,807
Allowance for real estate losses	(1,747)	(1,614)
Net real estate	32,006	25,693
Loan origination fees, net and other assets	72	96
Total assets	$426,767	$424,873

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2009	2008
Liabilities
Line of credit	$85,000	$85,000
Mortgage payable	245	—
Accounts payable	252	199
Deferred revenue	—	277
Payable to affiliate	1,143	1,195
Total liabilities	86,640	86,671

Minority interest	3,860	3,689

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,631 and $1,716 for March 31, 2009 and
December 31, 2008, respectively; and Formation Loan receivable of $12,233 and $13,207 for March 31, 2009 and December 31, 2008,
respectively	336,035	334,265

General partners’ capital, net of unallocated syndication costs of $16
and $17 for March 31, 2009 and December 31, 2008, respectively	232	248

Total partners’ capital	336,267	334,513

Total liabilities and partners’ capital	$426,767	$424,873

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (unaudited)
(in thousands, except for per limited partner amounts)

	2009	2008
Revenues
Interest on loans	$6,600	$7,794
Imputed interest on Formation Loan	293	159
Other interest	29	27
Late fees	4	36
Other	3	22
Total revenue	6,929	8,038
Expenses
Mortgage servicing fees	415	414
Interest expense	584	379
Amortization of loan origination fees	30	28
Provisions for losses on loans and real estate	2,427	1,020
Asset management fees	334	309
Clerical costs through Redwood Mortgage Corp.	112	84
Professional services	44	82
Amortization of discount on imputed interest	293	159
Other	109	97
Total expenses	4,348	2,572
Net income	$2,581	$5,466

Net income: general partners ( 1%)	$26	$55
limited partners (99%)	2,555	5,411
	$2,581	$5,466
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$8	$16

-where partner receives income in monthly distributions	$8	$16

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (unaudited)
(in thousands)

	2009	2008
Cash flows from operating activities
Net income	$2,581	$5,466
Adjustments to reconcile net income to net cash
provided by operating activities
Amortization of loan origination fees	30	28
Imputed interest income	(293)	(159)
Amortization of discount	293	159
Provision for loan and real estate losses	2,427	1,020
Change in operating assets and liabilities
Accrued interest and late fees	(2,181)	(900)
Advances on loans	(4,290)	—
Receivable from affiliate	(305)	414
Loan origination fees	(6)	11
Accounts payable	53	20
Deferred revenue	—	(213)
Payable to affiliate	(52)	70
Net cash provided by/(used in) operating activities	(1,743)	5,916

Cash flows from investing activities
Loans originated	(2,564)	(73,991)
Principal collected on loans	1,103	24,829
Payments for development of real estate	(704)	(445)
Net cash used in investing activities	(2,165)	(49,607)

Cash flows from financing activities
Borrowings (payments) on line of credit, net	—	45,550
Contributions by partner applicants	—	6,377
Partners’ withdrawals	(1,800)	(3,659)
Syndication costs paid	(1)	(110)
Formation loan lending	—	(462)
Formation loan collections	974	439
Increase in minority interest	171	116
Net cash provided by/(used in) financing activities	(656)	48,251

Net increase/(decrease) in cash and cash equivalents	(4,564)	4,560

Cash and cash equivalents – beginning of period	12,495	11,591

Cash and cash equivalents – end of period	7,931	16,151

Supplemental disclosures of cash flow information
Cash paid for interest	$584	$379

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes formation loan transactions to March 31, 2009 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan made	1,075	2,272	2,218	3,777	5,661	7,564	22,567
Discount on imputed
interest	—	(19)	(64)	(166)	(633)	(1,818)	(2,700)

Formation Loan made,
net	1,075	2,253	2,154	3,611	5,028	5,746	19,867
Repayments to date	(991)	(1,858)	(1,390)	(2,038)	(2,104)	(1,328)	(9,709)
Early withdrawal
penalties applied	(84)	(171)	(135)	(98)	(137)	—	(625)

Formation Loan, net
at March 31, 2009	—	224	629	1,475	2,787	4,418	9,533
Unamortized discount
on imputed interest	—	19	64	166	633	1,818	2,700

Balance
March 31, 2009	$—	$243	$693	$1,641	$3,420	$6,236	$12,233

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended March 31, 2009 and 2008, amortization expense of $293,000 and $159,000, respectively, was recorded related to the discount on the imputed interest.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through March 31, 2009, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(186)
Allocated to date	(3,177)

March 31, 2009 balance	$1,647

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC and Borrette Property Company, LLC, and its 72.5%-owned subsidiary, Larkin Property Company, LLC . All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partner capital, may have been made to the previously issued consolidated financial statements to conform to the current year presentation.

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
MARCH 31, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust

Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued as earned.

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due is significant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

At March 31, 2009 and December 31, 2008, the partnership had 30 and 21 loans, respectively, past maturity and/or past due more than 90 days in interest payments totaling $93,478,000 and $83,576,000, respectively.  In addition, accrued interest, late charges and advances on these loans totaled $23,944,000 and $20,083,000 at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, six loans totaling $13,352,000 with filed notices of default, were included in the more than 90 days past due totals.  As presented in Note 7 to the consolidated financial statements, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated for loans outstanding at March 31, 2009 and December 31, 2008 was 67.80% and 67.64% respectively.  When loans are considered impaired, the allowance for loan loss is updated to reflect the change in the valuation of collateral security.

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  The table below summarizes the impaired loans ($ in thousands):

	As of March 31,				For the three months ended March 31,
	Number	Total	Total	Impaired	Average		Interest
	of	Impaired	Investment	Loans’	Investment	Interest	Income
	Impaired	Loan	Impaired	Loss	Impaired	Income	Received
	Loans	Balance	Loans	Reserve	Loans	Accrued	In Cash
2009	18	$48,069	$67,672	$10,766	$66,538	$175	$59
2008	—	$—	$—	$—	$—	$—	$—

Allowance for loan losses

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined in accordance with contractual terms of the loan agreements.  A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses as of March 31, 2009 and December 31, 2008 was as follows (in thousands):

	March 31, 2009		December 31, 2008
		Percent		Percent
		of loans		of loans
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Real estate mortgage
Single-family	$12,561	73%	$10,116	73%
Apartments	100	3%	125	3%
Commercial	872	23%	1,016	23%
Land	63	1%	50	1%
Total real estate-mortgage	13,596	100.00%	11,307	100.00%
Total unsecured loans	113	100.00%	113	100.00%
Total	$13,709	100.00%	$11,420	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Balance at beginning of period	$11,420	$4,469

Charge-offs
Real estate - mortgage
Single family	(5)	(27)
Apartments	—	—
Commercial	—	—
Land	—	—
Total gross charge-offs	(5)	(27)
Recoveries
Real estate - mortgage
Single family	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Total recoveries	—	—
Net charge-offs	(5)	(27)
Additions charged to operations	2,294	1,018
Transfer from (to) real estate owned reserve	—	(25)

Balance at end of period	$13,709	$5,435

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.01%

Real estate owned

“Real estate owned” includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed.

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
MARCH 31, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  The partnership has a recorded late fee receivable at March 31, 2009 and December 31, 2008 of $150,000 and $155,000, respectively.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of SFAS 160 did not have a material impact on the partnership’s financial condition and results of operations.

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
MARCH 31, 2009 (unaudited)

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157 (see above), when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It is not anticipated that this FSP will have a material impact on the partnership’s financial condition and results of operation.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  It is not anticipated that this FSP will have a material impact on the partnership’s disclosures.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees, which are paid to the general partners.

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. For the three months ended March 31, 2009 and 2008, loan brokerage commissions paid by the borrowers were $35,000 and $128,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located, are paid to Redwood Mortgage Corp.  The table below summarizes these fees paid by the partnership for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	March 31,
	2009	2008
Maximum chargeable	$1,072	$1,146
Waived	(657)	(732)
Net charged	$415	$414

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually), which is the partnership’s total assets less its total liabilities.  The table below summarizes these fees paid by the partnership for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	March 31,
	2009	2008
Maximum chargeable	$334	$309
Waived	—	—
Net charged	$334	$309

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

Redwood Mortgage Corp., a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. For the three months ended March 31, 2009 and 2008, Redwood Mortgage Corp. was reimbursed operating expenses of $112,000 and $84,000, respectively.

Contributed capital

The general partners jointly or severally are required to contribute an amount equal to 1/10 of 1% of limited partners’ contributions in cash contributions as proceeds from the partnership’s offering of units are received from the limited partners.  As of November 19, 2008, the date the sixth and final offering closed, Gymno Corporation, a general partner, had contributed $300,000 as capital in accordance with the partnership agreement.  After adjusting for unallocated syndication costs, capital and earnings liquidations, the general partners’ capital was $232,000 and $248,000 as of March 31, 2009 and December 31, 2008, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

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

The following schedule for real estate held reflects the cost of the properties and recorded reductions to estimated fair values,  at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
Real estate held	2009	2008

Costs of properties	$22,188	$21,500
Reduction in value	(920)	(920)

Real estate held, net	$21,268	$20,580

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  At the time of acquisition, the partnership’s net investment was $1,796,000.  The partnership has been pursuing legal remedies surrounding title conditions not disclosed to the partnership at the time the original loan was made.  In July 2008, the partnership received $941,000 as a partial settlement of claims from the title insurance company.  Combined with a previous recovery, the partnership has received a total of $1,149,000 to date.  The partnership is continuing to seek further recoveries.  The partnership has been making improvements to the property.  As of March 31, 2009 and December 31, 2008, the partnership’s investment, net of recoveries, in this property totaled $1,877,000 and $1,833,000, respectively.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover all of their investments. The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of March 31, 2009, approximately $3,962,000 in costs related to the development of this property has been capitalized.  During 2006, the partnership recovered $431,000 from one of the guarantors of the original note.  As of March 31, 2009 and December 31, 2008, the partnership’s investment, together with the other affiliated partnerships, totaled $14,126,000 and $13,502,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held (continued)

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $4,377,000 including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  In 2006, one of the parcels comprising the property was sold.  The partnership incurred a loss of $73,000 on this sale, which had been previously reserved for.  The partnership’s total investment at March 31, 2009 and December 31, 2008, was $3,219,000, net of a reserve of $420,000.

In September 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At March 31, 2009 and December 31, 2008, the partnership’s total investment in this property was $2,046,000 and $2,026,000, respectively, net of a valuation allowance of $500,000.

Real estate held for sale

The following schedule for real estate held for sale, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
Real estate held for sale	2009	2008

Costs of properties	$11,565	$5,807
Reduction in value	(827)	(694)

Real estate held for sale, net	$10,738	$5,113

In February 2009, the partnership acquired a single family residence through foreclosure.  At the time of acquisition the partnership’s investment was $357,000 (see Note 9).  The partnership has made some minor improvements to the property.  At March 31, 2009, the partnership’s total investment was $245,000, net of a valuation allowance of $119,000.

In January 2009, the partnership acquired a single family residence through foreclosure.  At the time of acquisition the partnership’s investment was $5,386,000 (see Note 9).  The partnership has made some minor improvements to the property.  At March 31, 2009, the partnership’s total investment was $5,395,000.

In April 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $1,269,000 at foreclosure.  The partnership has capitalized an additional $63,000 in improvements and furnishings.  The total investment at March 31, 2009 was $1,124,000, net of a valuation allowance of $208,000, and at December 31, 2008 was $1,138,000, net of a valuation allowance of $194,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held for sale (continued)

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were being expensed.  At March 31, 2009 and December 31, 2008, the partnership’s total investment in Russian was $3,974,000 and $3,975,000, respectively, net of a valuation allowance of $500,000.

NOTE 5 – BORROWINGS

Bank line of credit

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on June 30, 2010, carries an interest on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  The outstanding balance was $85,000,000 at March 31, 2009 and December 31, 2008.  The interest rate was 2.75% at March 31, 2009 and December 31, 2008.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.  The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at March 31, 2009 and December 31, 2008.  There is an option to convert the line of credit to a term loan that would be payable over 36 months.

Mortgage payable

The partnership acquired a single-family residence subject to a first lien of $245,000 (see Note 9).  The partnership is currently in negotiation with the first lien holder regarding our acquisition and the subject to conditions of our obligations upon their indebtedness.

NOTE 6 – FAIR VALUE

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its assets and liabilities based on the fair value hierarchy established in SFAS 157. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 6 – FAIR VALUE (continued)

The partnership does not record loans at fair value on a recurring basis.

The following table reflects assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	03/31/2009
Impaired secured loans	$—	$—	$56,906	$56,906
Unsecured loans	$—	$—	$340	$340
Real estate owned	$—	$—	$10,622	$10,622

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (Level 2). The fair value of the non-impaired loans of $315,993,000 and $328,160,000 at March 31, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  The carrying amount equals fair value.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate owned (Level 3).   At the time of foreclosure, real estate owned is recorded at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. The partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

(e)	Line of credit and loan commitments (Level 2). The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

At March 31, 2009 and December 31, 2008 the loans secured by recorded deeds of trust had the following characteristics:

	March 31,	December 31,
	2009	2008
Number of secured loans outstanding	145	143
Total secured loans outstanding	$359,426	$363,037

Average secured loan outstanding	$2,479	$2,539
Average secured loan as percent of total secured loans	0.69%	0.70%
Average secured loan as percent of partners’ capital	0.74%	0.76%

Largest secured loan outstanding	$38,976	$38,976
Largest secured loan as percent of total secured loans	10.84%	10.74%
Largest secured loan as percent of partners’ capital	11.59%	11.65%
Largest secured loan as percent of total assets	9.13%	9.17%

Number of counties where security is located (all California)	33	33

Largest percentage of secured loans in one county	23.23%	23.01%

Number of secured loans in foreclosure status	6	5
Amount of secured loans in foreclosure	$13,352	$6,165

The following secured loan categories were held at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

First Trust Deeds	$186,444	$190,765
Second Trust Deeds	171,808	171,096
Third Trust Deeds	1,174	1,176
Total loans	359,426	363,037
Prior liens due other lenders at time of loan	343,154	343,399

Total debt	$702,580	$706,436

Appraised property value at time of loan	$1,036,188	$1,044,411

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was consummated	67.80%	67.64%

Secured loans by type of property
Single-family	$262,185	$266,113
Apartments	10,688	10,727
Commercial	83,956	83,692
Land	2,597	2,505

	$359,426	$363,037

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The interest rates on the loans range from 5.00% to 12.50% at March 31, 2009 and December 31, 2008. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of March 31, 2009 are as follows:

Year ending December 31,	Amount

2009	$211,703
2010	59,342
2011	16,045
2012	47,093
2013	18,771
Thereafter	6,472

$359,426

The scheduled maturities for 2009 include eleven past maturity loans totaling $58,015,000, and representing 16.14% of the portfolio at March 31, 2009.  Interest payments on all of these loans were categorized as 90 days or more past due.  Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.  In the partnership’s experience loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.  Two of the past maturity loans with an aggregate loan balance of $11,548,000 are in foreclosure as of March 31, 2009.

The partnership had 19.31% of its receivable balance due from one borrower at March 31, 2009.  Interest revenue for this borrower accounted for approximately 1.62% of interest revenue for the three months ended March 31, 2009.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/rehabilitation loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. With these types of loans, the partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2009, there were $1,291,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirement of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership was not obligated to fund additional money on these loans as of March 31, 2009. There were four loans with an aggregate principal balance of $10,326,000 in workout agreements as of March 31, 2009.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 9 – NON-CASH TRANSACTIONS

In February 2009, the partnership acquired a single-family residence through foreclosure.  The acquisition resulted in an increase to real estate held for sale of $357,000, reductions to secured loans of $72,000, accrued interest of $3,000, advances of $37,000 and an increase in mortgages payable of $245,000.

In January 2009, the partnership acquired a single-family residence through foreclosure.  The acquisition resulted in an increase to real estate held for sale of $5,386,000, reductions to secured loans of $5,000,000, accrued interest of $381,000 and advances of $5,000.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the formation loan, 2009 annualized yield estimates, additional foreclosures in 2009, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure.  At March 31, 2009, the partnership owned nine real estate properties, which were taken back from defaulted borrowers.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  As of March 31, 2009 there were eighteen impaired loans with an aggregate principal balance of $48,069,000.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $35,000 and $128,000 for the three month periods ended March 31, 2009 and 2008, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located, are paid to Redwood Mortgage Corp.  The table below summarizes these fees paid by the partnership for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	March 31,
	2009	2008
Maximum chargeable	$1,072	$1,146
Waived	(657)	(732)
Net charged	$415	$414

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The table below summarizes these fees paid by the partnership for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	March 31,
	2009	2008
Maximum chargeable	$334	$309
Waived	—	—
Net charged	$334	$309

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $5,000 and $27,000 for the three month periods ended March 31, 2009 and 2008, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $26,000 and $55,000 for the three month periods ended March 31, 2009 and 2008, respectively.

•
Operating Expenses   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $112,000 and $84,000 for the three month periods ended March 31, 2009 and 2008, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally are required to contribute an amount equal to 1/10 of 1% in cash contributions as proceeds from the partnership’s offering of units received from the limited partners.  As of November 19, 2008, the date the sixth and final offering closed, Gymno Corporation, a general partner, had contributed $300,000 as capital in accordance with the partnership agreement.  After adjusting for unallocated syndication costs, capital and earnings liquidations, the general partners’ capital was $232,000 and $248,000 as of March 31, 2009 and December 31, 2008, respectively.

•
Sales Commission – “Formation Loan” to Redwood Mortgage Corp.  Sales commissions relating to the capital contributions by limited partners are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to Redwood Mortgage Corp., a general partner, amounts necessary to pay all sales commissions and amounts payable in connection with unsolicited orders. The loan is referred to as the “formation loan”. It is unsecured and non-interest bearing and is applied to reduce limited partners’ capital in the consolidated balance sheets. The sales commissions range between 0% (for units sold by the general partners) and 9%.  The total amount of the formation loan was 7.5% of the capital contributions by limited partners.

The amounts paid by Redwood Mortgage Corp. are determined at annual installments of one-tenth of the principal balance of each formation loan at December 31 of each year until the offering period is closed. Thereafter, the remaining formation loan is paid in ten equal amortizing payments over a period of ten years.

Results of Operations – For the three months ended March 31, 2009 and 2008

Changes in the partnership’s operating results for the three month periods ended March 31, 2009 versus 2008 are discussed below ($ in thousands):

	Changes during the three months ended March 31, 2009 versus 2008
	Dollars	Percent
Revenue
Interest on loans	$(1,194)	(15)%
Imputed interest on formation loan	134	84
Other interest	2	7
Late fees	(32)	(89)
Other	(19)	(86)
Total revenue	(1,109)	(14)

Expenses
Mortgage servicing fees	1	—
Interest expense	205	54
Amortization of loan origination fees	2	7
Provision for losses on loans and real estate	1,407	138
Asset management fees	25	8
Clerical costs through Redwood Mortgage Corp.	28	33
Professional services	(38)	(46)
Amortization of discount on imputed interest	134	84
Other	12	12
Total expenses	1,776	69

Net income	$(2,885)	(53)%

Please refer to the above table throughout the discussions of Results of Operations.

The decrease in interest on loans for the three month period ended March 31, 2009 as compared to the same period in 2008, was due primarily to the non-accrual status of the impaired loans.  At March 31, 2009 the balance of these loans was $48,069,000 as compared to zero at March 31, 2008.

The increase in imputed interest on the formation loan and amortization of discount on imputed interest is due to Redwood Mortgage Corp. paying down the formation loan at a faster rate than required.

The increase in interest expense for the three month period ended March 31, 2009 as compared to the same period in 2008 was due to an increase in the average daily borrowing from $24,123,000 in 2008 to $85,000,000 for 2009, offset by a decrease in the weighted average borrowing rate from 5.72% for 2008 as compared to 2.75% for 2009.

The increase in the provision for losses on loans and real estate for the three month period ended March 31, 2009 as compared to the same period in 2008 was due to management’s decision to increase the allowances for losses for loans and real estate due to increased amounts of real estate owned and an increase in the delinquent loans.  At March 31, 2008 there were 17 delinquent loans totaling $52,538,000, compared to 30 loans totaling $93,478,000 at March 31, 2009.

The increase in clerical costs for the three month period ended March 31, 2009 compared to the same period in 2008 is due to increased costs incurred by Redwood Mortgage Corp. being passed through to the partnership and the other mortgage programs it sponsors, and the increased share of such costs allocated to the partnership due to the relative size of its loan portfolio as compared to the other mortgage programs sharing these costs.

Partnership capital increased during the three months ended March 31, 2009 by $1,754,000, primarily due to limited partners electing to retain earnings.  The partnership’s net income for the periods ending March 31, 2009 and 2008 was $2,581,000 and $5,466,000, respectively.  Distributions to compounding and distributing limited partners totaled $4,130,000 and $5,321,000, respectively.

In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio.  Since its inception, the credit limit has increased from $3,000,000 to $85,000,000 and the number of banks involved has increased to three.  This added source of funds has helped in maximizing the partnership’s yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available.  Additionally, the loans made by the partnership generally bear interest at a rate in excess of the rate payable to the bank, which extended the line of credit.  As of March 31, 2009 and December 31, 2008, the outstanding balance on the line of credit was $85,000,000.

Allowance for Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will on occasion take back real estate security.  At March 31, 2009, the partnership had 30 loans past due 90 days or more in interest payments totaling $93,478,000.  Eleven of these 30 loans with principal totaling $58,015,000 were past maturity.  At March 31, 2009, the partnership had filed notices of default, beginning the process of foreclosure against six loans, five of which are included in the 90 day delinquent payment category.  The principal amounts of the six filed notices of default total $13,352,000 or 3.71% of the loan portfolio.  At March 31, 2009, the partnership had a combined total of 30 loans totaling $93,478,000, which were past maturity and/or past due more than 90 days in interest payments.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full.  Workout agreements generally exist within the partnership’s loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  At March 31, 2009, the partnership had four loans with an aggregate principal balance of $10,326,000 in workout agreements.  Management expects the number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times.  The delinquencies that exist are typical for our market segment, but have risen significantly during 2008 and in the first three months of 2009.  In the first quarter of 2009, the partnership filed three notices of default on loans with an aggregate principal balance of $12,283,000, which represents 3.42% of the outstanding loan balance at March 31, 2009.  During 2009 the partnership anticipates filing additional notices of default on loans.  In the first quarter of 2009, the partnership has completed the foreclosure of two loans.  During the second quarter of 2009, the partnership anticipates that it will complete and will acquire through foreclose one property for which it has an existing filed notice of default.  This property is managed by a court appointed receiver and is in the process of being rented after undergoing a rehabilitation.  If acquired at a trustee sale, the partnership’s basis would be approximately $58,000,000.  Should the partnership acquire the  property,  the partnership’s  intent is to  operate the property  as rental units  until the resale  market  has improved.  In 2008, one of the properties acquired through foreclosure in 2007 was sold at a loss of $250,000, which was offset against a valuation allowance of $270,000, allocated for this property.  Another property acquired through foreclosure was sold in 2008 at a loss of $132,000, which was offset against a valuation allowance of $132,000.

As a safeguard against potential collection losses, the general partners have established allowances for losses on loans and real estate owned through foreclosure of $15,456,000 at March 31, 2009.  The total cumulative allowances for losses as of March 31, 2009 are considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership may restructure loans, which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  Twelve loans were restructured in 2008 resulting in a loss of $2,482,000 which was offset against the loan loss reserve.  The partnership anticipates restructuring additional loans in 2009.

PORTFOLIO REVIEW – For the three months ended March 31, 2009 and 2008

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate is located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

As of March 31, 2009 and 2008, the partnership held 145 and 124 secured loans, respectively, in the following locations and categories ($ in thousands):

	March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Location
San Francisco Bay Area	$203,568	56%	$197,250	55%
Other Northern California counties	59,988	17	63,929	18
Southern California counties	95,870	27	94,575	27
Total	$359,426	100%	$355,754	100%

Property type
Single Family	$262,185	73%	$250,561	70%
Apartments	10,688	3	9,349	3
Commercial	83,956	23	92,186	26
Land	2,597	1	3,658	1
Total	$359,426	100%	$355,754	100%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of March 31, 2009.

	# of Loans	Amount	Percent

First trust deeds	78	$186,444	52%
Second trust deeds	63	171,808	48
Third trust deeds	4	1,174	—
Total	145	$359,426	100%

Maturing prior to December 31, 2009	37	$211,703	59%
Maturing during 2010	23	59,342	17
Maturing during 2011	19	16,045	4
Maturing after December 31, 2011	66	72,336	20
Total	145	$359,426	100%

Average loan		$2,479	0.69%
Largest loan		$38,976	10.84%
Smallest loan		$5	—%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			67.80%

Liquidity and Capital Resources.

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the partnership’s line of credit, sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans and liquidity for ongoing operations.  Currently, the credit and financial markets are facing significant disruptions.  Loan funds are not readily available to borrowers or purchasers of real estate properties.  In the event borrowers have difficulty making loan payments or their loan matures there are few lenders willing to provide refinancing.  These credit constraints impact borrowers’ ability to repay their debt and the partnership’s liquidity by reducing the amounts of cash received from loan payoffs.  The slow down or reduction in loan repayments has reduced the partnership’s cash flows and restricts the partnership’s ability to invest in new loans or provide earnings and capital distributions.

Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  To some extent this has reduced the average loan portfolio interest rate.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could see significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest, may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  The likelihood of interest rates falling significantly appears unlikely as interest rates are currently at historic lows.

At the time of their subscription for units in the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three years, change the election and receive monthly, quarterly or annual cash distributions.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.

During the three month periods ended March 31, 2009 and 2008, the partnership, after allocation of syndication costs, made allocations of earnings to limited partners of $2,470,000 and $5,321,000, respectively.  Limited partners electing to distribute their earnings represented 43 percent and 40 percent of the limited partners at March 31, 2009 and 2008, respectively.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for most limited partners has yet to expire, as of March 31, 2009, many limited partners may not as yet avail themselves of this provision for liquidation.

Withdrawal requests rose throughout 2008 and during the first quarter of 2009.  In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and will not be accepting new liquidation requests until further notice.  While the partnership is unable to predict when liquidations will resume, it is currently anticipated liquidations will not resume for the remainder of 2009.

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

Current Economic Conditions.

The partnership makes secured mortgage loans in California with the majority of its lending concentrated in the San Francisco Bay Area and its outlying communities.  The economic health of California and, in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry and property values, which provide the underlying collateral for our loans.  Beginning in December 2007, the United States is experiencing its most severe and prolonged economic recession in more than 50 years.  The depth and intensity of this recession increased significantly during the fourth quarter of 2008 and continued through the first quarter of 2009.  A proximate cause of the financial downturn has been the rise in residential real estate values that occurred during 2003 to 2006 and the subsequent steep declines in residential real estate values experienced in many real estate markets.  As residential real estate values declined, borrowers that had obtained subprime mortgages began to default on their mortgage obligations in higher than normal percentages.  These defaults were due to a variety of reasons, including the borrowers’ inability to manage their mortgage payments, dramatic increases in monthly mortgage payments from adjustable rate mortgage loans, stricter underwriting standards limiting refinance options and reduced equity.  As borrowers defaulted on their loans in record numbers, those lenders that relied on their ability to sell the mortgage loans they had funded in order to provide further lending capital resources found themselves unable to do so.  The inability of this type of lender to sell their loans to replenish funds has eliminated many of these lenders.  This has left the primary sources for lending capital in the mortgage industry to be lenders underwriting and selling their loans to Fannie Mae and Freddie Mac or loans being funded by large, well-capitalized portfolio lenders.  In all respects, money available for real estate lending has been greatly curtailed.  In addition to less availability of money for real estate lending, the surviving lenders have been reluctant to make loans secured by real estate in a market with falling values.  In an attempt to compensate for the increased risk, lenders have both increased underwriting standards as well as eliminated a wide variety of lending programs.  These actions have significantly reduced the number of potential borrowers for both residential and commercial property loans and contributed to a reduced demand for real estate in general.

During the current recession, many events have buffeted the United States economy, the financial system and the business sector.  Some of these events were: the failure of brokerage firm Lehman Brothers, the forced merger of the brokerage firm Bear Stearns, the governmental bailout of insurance giant AIG, the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States), the merger of Bank of America with Merrill Lynch and Countrywide (the third largest holder of residential mortgages in the United States), the forced merger of Wachovia Bank with Wells Fargo Bank, the takeover in 2009 of over 25 banks by the FDIC, governmental financial assistance provided to United States automakers, the eventual bankruptcy of Chrysler Corporation and the potential bankruptcy of General Motors, and historic write downs of mortgages held by banks.  These events have exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury, adopted many measures.  Some of these measures were: two financial stimulus packages, enactment of The Troubled Asset Relief Program to provide capital to financial institutions, reductions to the Federal Funds Rate to a range of 0.00 percent to 0.25 percent, and enactment of the Emergency Economic Stabilization Act.  These actions and any future actions will take time to produce positive results.

The effects of this recession have included reduced gross domestic product (GDP), high unemployment, lower business profits, lower real estate values, restricted credit markets, and numerous bank and business entity failures.

The change to the United States GDP for the third and fourth quarters of 2008 and the first quarter of 2009 has been negative 0.5 percent, negative 6.3 percent and negative 6.1 percent, respectively.  The deterioration of GDP from the third quarter of 2008 to negative GDP in excess of six percent for the fourth quarter of 2008 and the first quarter of 2009 demonstrates how rapidly and deeply the economy has faltered over the last six months.

As economic output has rapidly declined, unemployment has risen significantly.  Both the United States and California have seen rapid and dramatic rises in their unemployment rates.  The national unemployment rate rose from 5.1 percent in March 2008 to 8.5 percent in March 2009.  The California unemployment rate rose even more dramatically, from 6.4 percent in March 2008 to 11.2 percent in March 2009.  Unemployment in both California and the entire United States is anticipated to rise in the upcoming months and perhaps throughout 2009.  The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations. Those with jobs are very concerned about their job security and hence have lowered their confidence in their own financial circumstances.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are affected by inflation which was low during 2008 at 0.1 percent and increased somewhat to 2.2 percent for the three months ended March 2009.  Mortgage interest rates are also affected by the prevailing long term interest rates, particularly the United States 10-year treasury securities.  Today, both inflation and the 10-year treasury securities are near historic lows.  These low rates are reflected in the near historic low 30-year fixed-rate mortgage interest rate reported by Freddie Mac as averaging 4.84 percent with an average of 0.7 percent origination points for the week ended May 7, 2009.  During the same period in 2008, the 30-year fixed rate mortgage averaged 6.05 percent.  The decline in interest rates has helped homeowners qualify for refinancing of mortgages and have contributed to lower monthly payments and increased affordability for those seeking to purchase residential property.  This improved affordability is one likely reason why residential real estate sales volumes nationally have been increasing since July of 2008.  March 2009 California sales volumes of new and resale houses and condominiums rose 47.4 percent from March 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home was $223,000 in March 2009, representing a 37.7 percent drop from $358,000 in March 2008.  These declines in value have caused great difficulties for residential owners and their lenders.  Owners desiring to sell property often must face selling at prices less than their acquisition cost, resulting in a loss to the owner.  Lenders on properties often find the decline in values has tightened their available equity, or in some instances, resulted in their loan being larger than the value of the property securing their loan.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties.  This situation may cause or even force borrowers to hold their existing financing longer than they normally would have chosen or originally anticipated due to the lack of other financing alternatives or the inability to sell and pay off the existing debt through a property sale.

Should borrowers encounter difficulty in making their mortgage payments or paying off a loan at its maturity, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with legal remedies under the loan documents, such as foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make these difficult choices.

In light of the current economic conditions, the partnership has been actively increasing its provision for losses (the “loan loss reserve”), and has taken actions to protect the capital of its investors.  Nevertheless, the partnership expects increased loan delinquencies, lower levels of loan repayments, increased numbers of loan extensions, workouts and foreclosures as some borrowers are unable to meet their financial obligations.  The partnership anticipates that it may realize losses should it take back the real estate securing a loan and immediately sell the property.  The partnership may also decide to accept less than amounts owed on a mortgage to facilitate the sale of real estate at its then current market value; this is commonly known as a short sale.  We believe, in some cases, it may be beneficial to the partnership to hold a property as an investment if the property has the potential to generate income from rents or the value of the property can be enhanced through improvements.  Given the difficult economic environment, the partnership anticipates taking this approach and holding many of the properties it forecloses upon for periods of time rather than immediately selling the properties.

Contractual Obligations.

The partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2009, there were seven such loans.  These loans are divided into two classifications:  Construction Loans and Rehabilitation Loans.

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

Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.  Upon project completion these loans are reclassified as permanent loans.

A summary of the status of the partnership’s loans which are periodically disbursed, as of March 31, 2009, is set forth below: (inthousands)

	Construction	Rehabilitation

Disbursed funds	$—	$25,193
Undisbursed funds	—	1,291

Total	$—	$26,484

A summary of the contractual obligations of the partnership as of March 31, 2009 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$85,000	$—	$70,830	$14,170
Construction loans	—	—	—	—
Rehabilitation loans	1,291	1,291	—	—

Total	$86,291	$1,291	$70,830	$14,170

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements of Smaller Reporting Companies, the partnership has elected not to report on this item.

Part I – Item 4. CONTROLS AND PROCEDURES

As of March 31, 2009, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2009

REDWOOD MORTGAGE INVESTORS VIII,
A CALIFORNIA LIMITED PARTNERSHIP

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
May 15, 2009

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
May 15, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
May 15, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended March 31 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner,
and Redwood Mortgage Corp., General Partner
May 15, 2009