Form 10-Q
period 2009-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2009-08-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)
(in thousands)

ASSETS

	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$11,377	$12,495

Loans
Loans, secured, net of discount of $2,976 for 2008	309,962	363,037
Loans, unsecured	478	453
Allowance for loan losses	(9,796)	(11,420)
Net loans	300,644	352,070

Interest and other receivables
Accrued interest and late fees	13,246	12,174
Receivable from affiliate	5	—
Advances on loans	16,954	22,345
Total interest and other receivables	30,205	34,519

Real estate owned
Real estate held	22,887	21,500
Real estate held for sale	6,178	5,807
Real estate held for use	61,321	—
Allowance for real estate losses	(5,266)	(1,614)
Net real estate	85,120	25,693
Loan origination fees, net and other assets	30	96
Total assets	$427,376	$424,873

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2009	2008
Liabilities
Line of credit	$85,000	$85,000
Mortgage payable	245	—
Accounts payable	113	199
Deferred revenue	—	277
Payable to affiliate	1,513	1,195
Total liabilities	86,871	86,671

Minority interest	4,015	3,689

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,541 and $1,716 for June 30, 2009 and
December 31, 2008, respectively; and Formation Loan receivable of $12,227 and $13,207 for June 30, 2009 and December 31, 2008,
respectively	336,269	334,265

General partners’ capital, net of unallocated syndication costs of $16
and $17 for June 30, 2009 and December 31, 2008, respectively	221	248

Total partners’ capital	336,490	334,513

Total liabilities and partners’ capital	$427,376	$424,873

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (unaudited)
(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues
Interest on loans	$6,185	$8,383	$12,785	$16,177
Imputed interest on formation loan	76	161	369	320
Other interest	25	8	54	35
Late fees	20	11	24	47
Other	6	27	9	49
Total revenues	6,312	8,590	13,241	16,628
Expenses
Mortgage servicing fees	865	491	1,280	905
Interest expense	584	784	1,168	1,163
Amortization of loan origination fees	30	26	60	54
Provisions for losses on loans and real estate owned	2,722	1,100	5,149	2,120
Asset management fees	333	315	667	624
Clerical costs through Redwood Mortgage Corp.	113	84	225	168
Professional services	93	63	137	145
Amortization of discount on imputed interest	76	161	369	320
Other	95	97	204	194
Total expenses	4,911	3,121	9,259	5,693
Net income	$1,401	$5,469	$3,982	$10,935

Net income: general partners ( 1%)	$14	$54	$40	$109
limited partners (99%)	1,387	5,415	3,942	10,826
	$1,401	$5,469	$3,982	$10,935
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$3	$16	$11	$32

-where partner receives income in monthly
distributions	$3	$16	$11	$32

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (unaudited)
(in thousands)

	2009	2008
Cash flows from operating activities
Net income	$3,982	$10,935
Adjustments to reconcile net income to net cash
provided by/(used in) operating activities
Amortization of loan origination fees	60	54
Imputed interest income	(369)	(320)
Amortization of discount	369	320
Provision for loan and real estate losses	5,149	2,120
Change in operating assets and liabilities
Accrued interest and late fees	(2,412)	(3,911)
Advances on loans	(7,504)	—
Receivable from affiliate	(5)	364
Loan origination fees	6	(2)
Accounts payable	(86)	(61)
Deferred revenue	—	(355)
Payable to affiliate	318	408
Net cash provided by/(used in) operating activities	(492)	9,552

Cash flows from investing activities
Loans originated	(6,945)	(88,863)
Principal collected on loans	8,585	32,800
Proceeds from disposition of real estate	2,278	—
Payments for development of real estate	(2,865)	(988)
Net cash provided by/(used in) investing activities	1,053	(57,051)

Cash flows from financing activities
Borrowings on line of credit, net	—	45,550
Contributions by partner applicants	—	12,144
Partners’ withdrawals	(2,978)	(7,582)
Syndication costs paid	—	(193)
Formation loan lending	—	(896)
Formation loan collections	973	858
Increase in minority interest	326	224
Net cash provided by/(used in) financing activities	(1,679)	50,105

Net increase/(decrease) in cash and cash equivalents	(1,118)	2,606

Cash and cash equivalents – beginning of period	12,495	11,591

Cash and cash equivalents – end of period	11,377	14,197

Supplemental disclosures of cash flow information
Cash paid for interest	$1,168	$1,163

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes formation loan transactions to June 30, 2009 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan made	1,075	2,272	2,218	3,777	5,661	7,564	22,567
Discount on imputed
interest	—	(16)	(59)	(158)	(611)	(1,780)	(2,624)

Formation Loan made,
net	1,075	2,256	2,159	3,619	5,050	5,784	19,943
Repayments to date	(991)	(1,857)	(1,390)	(2,038)	(2,104)	(1,328)	(9,708)
Early withdrawal
penalties applied	(84)	(172)	(136)	(99)	(139)	(2)	(632)

Formation Loan, net
at June 30, 2009	—	227	633	1,482	2,807	4,454	9,603
Unamortized discount
on imputed interest	—	16	59	158	611	1,780	2,624

Balance
June 30, 2009	$—	$243	$692	$1,640	$3,418	$6,234	$12,227

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended June 30, 2009 and 2008, amortization expenses related to the discount on the imputed interest was $76,000 and $161,000, respectively, and for the six month periods the amounts were $369,000 and $320,000, respectively..

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through June 30, 2009, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(188)
Allocated to date	(3,265)

June 30, 2009 balance	$1,557

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC, Borrette Property Company, LLC and Grand Villa Glendale, LLC and the partnership’s 72.5%-owned subsidiary, Larkin Property Company, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

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
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust

The partnership generally funds loans with a fixed interest rate and a five-year term.  Approximately half of all loans outstanding provide for monthly payments of interest, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

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

At June 30, 2009 and December 31, 2008, the partnership had 35 and 21 loans, respectively, past maturity and/or past due more than 90 days in interest payments with aggregate principal balances of $106,824,000 and $83,576,000, respectively.  In addition, accrued interest, late charges and advances on these loans totaled $12,150,000 and $20,083,000 at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, notices of default had been filed for seven loans with an aggregate principal balance of $17,670,000; the principal balances for six of these seven loans were included in the more than 90 days past due totals set forth above.  As presented in Note 7 to the consolidated financial statements, the average loan to appraised value of security (based upon appraised values and prior liens at the time the loans were consummated) for loans outstanding at June 30, 2009 and December 31, 2008 was 67.40% and 67.64% respectively.  When loans are considered impaired the allowance for loan loss is updated to reflect the change in the valuation of collateral security.

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  The tables below summarize the impaired loans and their activity for the periods ended June 30, 2009 and 2008 ($ in thousands):

As of June 30,
	Number	Total	Total	Impaired
	of	Impaired	Investment	Loans
	Impaired	Loan	Impaired	Loss
	Loans	Balance	Loans	Reserve
2009	21	$39,617	$47,082	$7,769
2008	—	$—	$—	$—

	For the three months ended June 30,			For the six months ended June 30,
	Average		Interest	Average		Interest
	Investment	Interest	Income	Investment	Interest	Income
	Impaired	Income	Received	Impaired	Income	Received
	Loans	Accrued	In Cash	Loans	Accrued	In Cash
2009	$46,988	$175	$353	$46,908	$395	$448
2008	$—	$—	$—	$—	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

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

The composition of the allowance for loan losses as of June 30, 2009 and December 31, 2008 was as follows (in thousands):

	June 30, 2009		December 31, 2008
		Percent		Percent
		of loans		of loans
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Real estate mortgage
Single-family	$8,742	69%	$10,116	73%
Apartments	168	4%	125	3%
Commercial	511	26%	1,016	23%
Land	256	1%	50	1%

Total real estate-mortgage	9,677	100.00%	11,307	100.00%

Total unsecured loans	119	100.00%	113	100.00%

Total	$9,796	100.00%	$11,420	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Six months ended
	June 30,
	2009	2008
Balance at beginning of period	$11,420	$4,469

Charge-offs
Real estate - mortgage
Single family	(5)	(27)
Apartments	—	—
Commercial	—	—
Land	—	—
Total gross charge-offs	(5)	(27)
Recoveries
Real estate - mortgage
Single family	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Total recoveries	—	—
Net charge-offs	(5)	(27)
Additions charged to operations	5,016	1,668
Transfer to real estate owned reserve	(6,635)	(25)

Balance at end of period	$9,796	$6,085

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.01%

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
JUNE 30, 2009 (unaudited)

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

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  The partnership has a recorded late fee receivable at June 30, 2009 and December 31, 2008 of $148,000 and $155,000, respectively.

Subsequent events

The partnership has evaluated subsequent events through July 31, 2009, the date of issuance of the financial statements.

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
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157 (see above), when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of this release did not have a material impact on the partnership’s financial condition and results of operation.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the partnership’s disclosures.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for reporting periods beginning after June 15, 2009 and did not have a material impact on the partnership’s accounting or disclosures.

In June 2009 the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification is not expected to have a material impact on the partnership’s accounting polices.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees, which are paid to the general partners.

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. For the six months ended June 30, 2009 and 2008, loan brokerage commissions paid by the borrowers were $85,000 and $361,000, respectively.

Mortgage servicing fees

Redwood Mortgage Corp., a general partner, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings.  Redwood Mortgage Corp. does not use any specific criteria in determining the exact amount of fees to be waived.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and six month periods ended June 30, 2009 and 2008, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$1,298	$1,337	$2,370	$2,483
Waived	(433)	(846)	(1,090)	(1,578)
Net charged	$865	$491	$1,280	$905

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  The general partners do not use any specific criteria in determining the exact amount of fees to be waived.  The table below summarizes the asset management fees paid to the general partners for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$333	$315	$667	$624
Waived	(—)	(—)	(—)	(—)
Net charged	$333	$315	$667	$624

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

Redwood Mortgage Corp., a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. For the six months ended June 30, 2009 and 2008, Redwood Mortgage Corp. was reimbursed operating expenses of $225,000 and $168,000, respectively.

Contributed capital

The general partners jointly or severally are required to contribute an amount equal to 1/10 of 1% of limited partners’ contributions in cash contributions as proceeds from the partnership’s offering of units are received from the limited partners.  As of November 19, 2008, the date the sixth and final offering closed, Gymno Corporation, a general partner, had contributed $300,000 as capital in accordance with the partnership agreement.  After adjusting for unallocated syndication costs, capital and earnings liquidations, the general partners’ capital was $221,000 and $248,000 as of June 30, 2009 and December 31, 2008, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED

Real estate held

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties are purchased or acquired through foreclosure.  Several factors are considered in determining the classification of owned properties as “real estate held,” “real estate held for sale” or “real estate held for use”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Ling-Lived Assets, are met.  As a property’s status changes, reclassifications may occur.

The following schedule for real estate held reflects the cost of the properties and recorded reductions to estimated fair values,  at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
Real estate held	2009	2008

Costs of properties	$22,887	$21,500
Reduction in value	(920)	(920)

Real estate held, net	$21,967	$20,580

During the first quarter of 2007, the partnership acquired a single family residence through foreclosure.  At the time of acquisition, the partnership’s net investment was $1,796,000.  The partnership has been pursuing legal remedies surrounding title conditions not disclosed to the partnership at the time the original loan was made.  In July 2008, the partnership received $941,000 as a partial settlement of claims from the title insurance company.  Combined with a previous recovery, the partnership has received a total of $1,149,000 to date.  The partnership is continuing to seek further recoveries.  The partnership has been making improvements to the property.  As of June 30, 2009 and December 31, 2008, the partnership’s investment, net of recoveries, in this property totaled $1,882,000 and $1,833,000, respectively.  In late June 2009, the partnership engaged a property management company to manage the property on a rental basis.

During 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliate partnerships, totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. No valuation allowance has been established against this property as management is of the opinion the property will have adequate equity to allow the partnership and its affiliates to recover all of their investments. The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of June 30, 2009, approximately $4,524,000 in costs related to the development of this property has been capitalized by the partnership.  During 2006, the partnership recovered $431,000 from one of the guarantors of the original note.  As of June 30, 2009 and December 31, 2008, the aggregate investment of the partnership and the other affiliated partnerships in the property totaled $14,688,000 and $13,502,000, respectively.  The property has not been leased or occupied since its acquisition in 2005 and has not generated any revenues.  The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held (continued)

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $4,377,000, including accrued interest and advances.  During 2006, management established a $490,000 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  In 2006, one of the parcels comprising the property was sold.  The partnership incurred a loss of $73,000 on this sale, which had been previously reserved for.  The partnership’s total investment at June 30, 2009 and December 31, 2008, was $3,219,000, net of a reserve of $420,000.

In September 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property. At June 30, 2009 and December 31, 2008, the partnership’s total investment in this property was $2,178,000 and $2,026,000, respectively, net of a valuation allowance of $500,000.

Real estate held for sale

The following schedule for real estate held for sale, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
Real estate held for sale	2009	2008

Costs of properties	$6,178	$5,807
Reduction in value	(835)	(694)

Real estate held for sale, net	$5,343	$5,113

In February 2009, the partnership acquired a single family residence through foreclosure.  At the time of acquisition the partnership’s investment was $357,000 (see Note 9).  The partnership has made some minor improvements to the property.  At June 30, 2009, the partnership’s total investment was $245,000, net of a valuation allowance of $127,000.

In January 2009, the partnership acquired a single family residence through foreclosure.  At the time of acquisition the partnership’s investment was $5,386,000 (see Note 9).  The partnership made minor improvements to the property, and in April 2009, sold the property.  The partnership realized net cash of $2,278,000 from the sale and charged the loss of $3,117,000 against the reserve for losses.

In April 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $1,269,000 at foreclosure.  The partnership has capitalized an additional $63,000 in improvements and furnishings.  The total investment at June 30, 2009 was $1,124,000, net of a valuation allowance of $208,000, and at December 31, 2008 was $1,138,000, net of a valuation allowance of $194,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held for sale (continued)

During 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.  Costs related to the sale and development of this property were capitalized during 2003.  Commencing January 2004, costs related to sales and maintenance of the property were expensed.  At June 30, 2009 and December 31, 2008, the partnership’s total investment in Russian was $3,974,000 and $3,975,000, respectively, net of a valuation allowance of $500,000.

Real estate held for use

The following schedule for real estate held for use, reflects the cost of the properties and recorded reductions to estimated fair values, including estimated costs to sell, at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
Real estate held for use	2009	2008

Costs of properties	$61,321	$—
Reduction in value	(3,511)	(—)

Real estate held for use, net	$57,810	$—

In June 2009, the partnership acquired through foreclosure a condominium-conversion property consisting of 126 units ranging in size from 1 to 4 bedrooms.  At the time of acquisition, the partnership’s investment was $61,139,000 (Note 9).  The partnership formed Grand Villa Glendale, LLC (“Grand Villa”) to own and operate the property as apartment rentals.  Grand Villa has engaged a property management company to manage and oversee the daily operations of the property.  Additional capital costs of $182,000 have been incurred subsequent to acquisition of the property.  At June 30, 2009, the partnership’s total investment in Grand Villa was $57,810,000, net of a valuation allowance of $3,511,000.

NOTE 5 – BORROWINGS

Bank line of credit

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on June 30, 2010, carries an interest on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  The outstanding balance was $85,000,000 at June 30, 2009 and December 31, 2008.  The interest rate was 2.75% at June 30, 2009 and December 31, 2008.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.  The line of credit requires the partnership to comply with certain financial covenants.  The partnership was in compliance with these covenants at June 30, 2009 and December 31, 2008.  There is an option to convert the line of credit to a term loan that would be payable over 36 months.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 5 – BORROWINGS (continued)

Mortgage payable

In February 2009, the partnership acquired through foreclosure a single-family residence subject to a senior mortgage of $245,000 (see Note 9).  The partnership is currently evaluating possible courses of action, including the repayment of past due amounts under the senior mortgage or the full payment and extinguishment of the senior mortgage.

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

The partnership does not record loans at fair value on a recurring basis.

The following table reflects assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Impaired secured loans	$—	$—	$39,313	$39,313
Unsecured loans	$—	$—	$365	$365
Real estate owned	$—	$—	$68,550	$68,550

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 6 – FAIR VALUE (continued)
(b)
Secured loans (Level 2). The fair value of the non-impaired loans of $271,034,000 and $328,160,000 at June 30, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

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

(e)	Line of credit and loan commitments (Level 2). The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

At June 30, 2009 and December 31, 2008 the loans secured by recorded deeds of trust had the following characteristics:

	June 30,	December 31,
	2009	2008
Number of secured loans outstanding	137	143
Total secured loans outstanding	$309,962	$363,037

Average secured loan outstanding	$2,262	$2,539
Average secured loan as percent of total secured loans	0.73%	0.70%
Average secured loan as percent of partners’ capital	0.67%	0.76%

Largest secured loan outstanding	$37,923	$38,976
Largest secured loan as percent of total secured loans	12.23%	10.74%
Largest secured loan as percent of partners’ capital	11.27%	11.65%
Largest secured loan as percent of total assets	8.87%	9.17%

Number of counties where security is located (all California)	33	33

Largest percentage of secured loans in one county	26.50%	23.01%

Number of secured loans in foreclosure status	7	5
Amount of secured loans in foreclosure	$17,670	$6,165

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The following secured loan categories were held at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

First Trust Deeds	$144,623	$190,765
Second Trust Deeds	164,266	171,096
Third Trust Deeds	1,073	1,176
Total loans	309,962	363,037
Prior liens due other lenders at time of loan	341,805	343,399

Total debt	$651,767	$706,436

Appraised property value at time of loan	$967,074	$1,044,411

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was consummated	67.40%	67.64%

Secured loans by type of property
Single-family	$215,364	$266,113
Apartments	12,125	10,727
Commercial	79,828	83,692
Land	2,645	2,505

	$309,962	$363,037

The interest rates on the loans range from 5.00% to 12.50% at June 30, 2009 and December 31, 2008. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of June 30, 2009 are as follows:

Year ending December 31,	Amount

2009	$135,936
2010	70,889
2011	21,353
2012	58,052
2013	18,014
Thereafter	5,718

$309,962

The scheduled maturities for 2009 include thirteen past maturity loans totaling $66,113,000, and representing 21.33% of the portfolio at June 30, 2009.  Interest payments on twelve of these loans were categorized as 90 days or more past due.  Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.  In the partnership’s experience loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.  Two of the past maturity loans with an aggregate loan balance of $12,739,000 are in foreclosure as of June 30, 2009.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 7 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The partnership had 12.23% of its receivable balance due from one borrower at June 30, 2009.  Interest revenue for this borrower accounted for approximately 13.49% of interest revenue for the six months ended June 30, 2009.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Construction/rehabilitation loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. With these types of loans, the partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At June 30, 2009, there were $805,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirement of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Workout agreements

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. As of June 30, 2009, seven loans with an aggregate principal balance of $2,134,000 were subject to workout agreements.  The partnership was not obligated to fund additional money on these loans as of June 30, 2009.

Legal proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 9 – NON-CASH TRANSACTIONS

In June 2009, the partnership acquired a multi-unit property through foreclosure.  The acquisition resulted in an increase to real estate held for use of $61,139,000, reductions to secured loans of $46,338,000, accrued interest of $1,948,000 and advances of $12,853,000.

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

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the formation loan, 2009 annualized yield estimates, additional foreclosures in 2009, expectations regarding the levels of loan delinquencies and loan repayments, expectations regarding the numbers of loan extensions, workouts and foreclosures, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, expectations regarding the partnership’s plans to hold or sell properties which it forecloses, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned through foreclosure.  At June 30, 2009, the partnership owned eight real estate properties, which were taken back from defaulted borrowers.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  As of June 30, 2009 there were 21 impaired loans with an aggregate principal balance of $39,617,000.

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

Recent trends in the economy, particularly the downward trend in real estate values, have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate owned.  Actual results could vary from the aforementioned provisions for losses.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $50,000 and $233,000 for the three month periods and $85,000 and $361,000 for the six month periods ended June 30, 2009 and 2008, respectively.

•
Mortgage Servicing Fees   Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  Redwood Mortgage Corp. does not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by Redwood Mortgage Corp. in its sole discretion.  There is no assurance that Redwood Mortgage Corp. will waive fees at similar levels, or at all, in the future. The table below summarizes these fees paid by the partnership for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$1,298	$1,337	$2,370	$2,483
Waived	(433)	(846)	(1,090)	(1,578)
Net charged	$865	$491	$1,280	$905

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  The general partners do not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.  There is no assurance that the general partners will waive fees at similar levels, or at all, in the future.  The table below summarizes these fees paid by the partnership for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$333	$315	$667	$624
Waived	(—)	(—)	(—)	(—)
Net charged	$333	$315	$667	$624

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $6,000 and $11,000 for the three month periods and $11,000 and $38,000 for the six month periods ended June 30, 2009 and 2008, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was $14,000 and $54,000 for the three month periods and $40,000 and $109,000 for the six month periods ended June 30, 2009 and 2008, respectively.

•
Operating Expenses   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $113,000 and $84,000 for the three month periods and $225,000 and $168,000 for the six month periods ended June 30, 2009 and 2008, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally are required to contribute an amount equal to 1/10 of 1% in cash contributions as proceeds from the partnership’s offering of units received from the limited partners.  As of November 19, 2008, the date the sixth and final offering closed, Gymno Corporation, a general partner, had contributed $300,000 as capital in accordance with the partnership agreement.  After adjusting for unallocated syndication costs, capital and earnings liquidations, the general partners’ capital was $221,000 and $248,000 as of June 30, 2009 and December 31, 2008, respectively.

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

Results of Operations

Changes in the partnership’s operating results are tabulated for reference and are discussed below ($ in thousands):

	Changes during the three months ended June 30, 2009 versus 2008		Changes during the six months ended June 30, 2009 versus 2008
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$(2,198)	(26)%	$(3,392)	(21)%
Imputed interest on Formation loan	(85)	(53)	49	15
Other interest	17	213	19	54
Late fees	9	82	(23)	(49)
Other	(21)	(78)	(40)	(82)
Total revenue	(2,278)	(27)	(3,387)	(20)

Expenses
Mortgage servicing fees	374	76	375	41
Interest expense	(200)	(26)	5	—
Amortization of loan origination fees	4	15	6	11
Provision for losses on loans and real estate	1,622	147	3,029	143
Asset management fees	18	6	43	7
Clerical costs through Redwood Mortgage Corp.	29	35	57	34
Professional services	30	48	(8)	(6)
Amortization of discount on imputed interest	(85)	(53)	49	15
Other	(2)	(2)	10	5
Total expenses	1,790	57	3,566	63

Net income	$(4,068)	(74)%	$(6,953)	(64)%

Please refer to the above table throughout the discussions of Results of Operations.

The decrease in interest on loans for the three month and six month periods ended June 30, 2009 as compared to the same periods in 2008 was due primarily to the non-accrual status of the impaired loans and the increase in delinquent loans from 18 at June 30, 2008 to 34 at June 30, 2009.  At June 30, 2009, the balance of impaired loans was $39,617,000 as compared to zero at June 30, 2008.

The decrease in imputed interest on the formation loan for the three month period ended June 30, 2009 as compared to the same period in 2008 was due to Redwood Mortgage Corp making accelerated payments in the first three months of 2009, and then resuming a normal payment schedule in the second quarter of 2009.

The increase in mortgage servicing fees for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 was due to Redwood Mortgage Corp. waiving less fees in 2009 than in 2008.

The decrease in interest expense for the three month period ended June 30, 2009 as compared to the same period in 2008 was due to a decrease in the average borrowing rate from 4.75% in 2008 to 2.75% in 2009, offset by an increase in the average daily borrowing from $66,033,000 for 2008 as compared to $85,000,000 for 2009.

The increase in the provision for losses on loans and real estate for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 was due to management’s decision to increase the allowances for losses for loans and real estate due to increased amounts of real estate owned and an increase in the delinquent loans.  At June 30, 2008 there were 18 delinquent or mature loans totaling $71,949,000, compared to 35 loans totaling $106,824,000 at June 30, 2009.

Partnership capital increased during the six months ended June 30, 2009 by $1,977,000, primarily due to limited partners electing to retain earnings.  The partnership’s net income for the periods ending June 30, 2009 and 2008 was $3,982,000 and $10,935,000, respectively.  Distributions to compounding and distributing limited partners totaled $6,544,000 and $10,646,000, respectively.

In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio.  Since inception, the line of credit’s limit has increased from $3,000,000 to $85,000,000 and the number of banks participating on the line of credit has increased to three.  This added source of funds has helped in maximizing the partnership’s yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available.  Additionally, the loans made by the partnership generally bear interest at a rate in excess of the rate payable to the bank, which extended the line of credit.  As of June 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $85,000,000.

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

At June 30, 2009, the partnership had 34 loans past due 90 days or more in interest payments with an aggregate principal of $93,704,000 and a weighted average interest rate of 9.50%.  Of these 34 loans, twelve loans, with an aggregate principal balance of $52,993,000, were also past maturity.  Of these twelve loans, seven were secured by first deeds of trust with an aggregate principal balance of $25,074,000 and a weighted average interest rate of 9.32%, and the other five loans were secured by second deeds of trust with an aggregate principal balance of $27,919,000 and a weighted average interest rate of 10.56%.  Of the remaining 22 non-mature delinquent loans, nine were secured by first deeds of trust with an aggregate principal balance of $20,600,000 and a weighted average interest rate of 7.88% and 13 were secured by second deeds of trust with an aggregate principal balance of $20,111,000 and a weighted average interest rate of 9.25%.  There was one mature, non-delinquent loan with a principal balance of $13,120,000 and an interest rate of 10.50%.  With respect to those loans that have matured or are past due in interest payments, the partnership will attempt to collect such amounts in full and, if collection is not successful, the partnership may consider entering into a workout agreement, restructuring the loan or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan.

At June 30, 2009, the partnership had filed notices of default, thus beginning the process of foreclosure, against seven loans, six of which are included in the 90 day delinquent payment category.  The aggregate principal balance of the seven loans subject to filed notices of default was $17,670,000, or 5.70% of the loan portfolio.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  As of June 30, 2009, seven of the partnership’s loans, with an aggregate principal balance of $2,134,000 were subject to a workout agreement, two of which are included in the 34 delinquent loans noted above and subject to a filed notice of default.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow.

Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The general partners expect the number of foreclosures and workout agreements will generally rise during economic downturns and conversely fall during good economic times.  These workouts and delinquencies have been considered when the general partners arrive at an appropriate allowance for loan losses based on their experience, and are reflective of the partnership’s loan marketplace segment

As a safeguard against potential collection losses, the general partners have established allowances for losses on loans and real estate owned through foreclosure of $15,062,000 at June 30, 2009.  The total cumulative allowances for losses as of June 30, 2009 are considered by the general partners to be adequate.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership may restructure loans which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  Twelve loans were restructured in 2008 resulting in a loss of $2,482,000 which was offset against the loan loss reserve.  The partnership anticipates restructuring additional loans in 2009.

PORTFOLIO REVIEW – For the six months ended June 30, 2009 and 2008

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate is located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

As of June 30, 2009 and 2008, the partnership held 137 and 131 secured loans, respectively, in the following locations and categories ($ in thousands):

	June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
Location
San Francisco Bay Area	$200,895	65%	$195,267	55%
Other Northern California counties	60,300	19	65,548	18
Southern California counties	48,767	16	96,956	27
Total	$309,962	100%	$357,771	100%

Property type
Single Family	$215,364	69%	$255,382	72%
Apartments	12,125	4	12,462	3
Commercial	79,828	26	87,519	24
Land	2,645	1	2,408	1
Total	$309,962	100%	$357,771	100%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of June 30, 2009.

	# of Loans	Amount	Percent

First trust deeds	73	$144,623	47%
Second trust deeds	60	164,266	53
Third trust deeds	4	1,073	—
Total	137	$309,962	100%

Maturing prior to December 31, 2009	28	$135,936	44%
Maturing during 2010	25	70,889	23
Maturing during 2011	21	21,353	7
Maturing after December 31, 2011	63	81,784	26
Total	137	$309,962	100%

Average loan		$2,262	0.73%
Largest loan		$37,923	12.23%
Smallest loan		$65	0.02%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			67.40%

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

During the three month periods ended June 30, 2009 and 2008, the partnership, after allocation of syndication costs, made allocations of earnings to limited partners of $2,414,000 and $5,325,000, respectively.  During the six month periods ended June 30, 2009 and 2008 these allocations were $6,544,000 and $10,646,000, respectively.  Limited partners electing to distribute their earnings represented 44% and 41% of the limited partners at June 30, 2009 and 2008, respectively.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties set forth in the partnership agreement.  Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for most limited partners has yet to expire, as of June 30, 2009, many limited partners may not as yet avail themselves of this provision for liquidation.

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

Current Economic Conditions.

The partnership makes mortgage loans primarily secured by deeds of trust on California real estate.  The majority of its lending is concentrated in the San Francisco Bay Area and the outlying communities.  The economic health of California and in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values which provide the underlying collateral for our loans.  In December 2007, California along with the rest of the United States began to experience what has turned out to be the most severe and prolonged economic recession in more than 50 years.  The downward trend in economic productivity and the depth of the recession accelerated significantly in the fourth quarter of 2008 when the national gross domestic product declined at an annual rate of 5.4% and continued to decline in the first and second quarters of 2009; at an annual rate of 6.4% and 1.0%, respectively.

During this recession many events have buffeted the United States economy, particularly the financial system and the business sector.  These events include, among others:  the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); the forced merger of Wachovia Bank; the takeovers of over 69 banks by the FDIC in 2009; governmental financial assistance provided to United States automakers; the bankruptcies of Chrysler Corporation and General Motors; and historic write downs of mortgages held by banks.  These factors have exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury, has adopted many measures.  These measures include among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00% to 0.25%, and enactment of the Emergency Economic Stabilization Act.  The impact of these actions and future actions will take time to produce positive results.

In response to the reduced economic activity businesses have made significant reductions in their workforces, which have caused an increase in unemployment.  Since January of 2008, the national unemployment rate has risen dramatically from 4.9% to 9.5% as of June 2009.  Likewise, California’s unemployment rate has increased from 6.1% in January 2008 to 11.6% as of June 2009.   The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations and caused concerns among workers regarding their job security. Both of these factors have lowered overall confidence, particularly as it relates to one’s own financial circumstances.

The rise in residential real estate values to all-time highs from 2003 to 2006, and the subsequent steep value declines in many residential real estate markets, have furthered the downturn in consumer confidence and has been a leading cause of the current recession. As residential real estate values declined, borrowers that had obtained subprime and high loan-to-value mortgages began to default in high percentages on their mortgage obligations.  These defaults were due to a variety of reasons, including borrowers’ inability to manage their mortgage payments, dramatic increases in mortgage payments from adjustable rate mortgage loans, rising unemployment and reduced or negative equity.  As borrowers defaulted upon their loans in record numbers and property values fell, real estate lenders have sought to minimize risk and became more cautious in their real estate lending activities.

In California, loan defaults and the subsequent filings of notices of default to enforce lenders’ remedies against defaulted borrowers rose throughout most of 2007 and 2008.  However in the second quarter of 2009, the number of notices of default filed decreased by 8.0% from the first quarter of 2009, but was 2.5% higher than the second quarter of 2008. Likewise, trustee’s deeds issued at the foreclosure sale of a property decreased in San Francisco County from 142 during the second quarter of 2008 to 136, or 1.1 per 1,000 homes, during the second quarter of 2009.  That number also decreased in Los Angeles County from 9,568 during the second quarter 2008 to 6,922, or 1.0 per 1,000 homes, during the second quarter of 2009.

Increased defaults, declining real estate values and losses on some loans have led to more restrictive loan to value requirements, more stringent underwriting standards and the elimination of a wide variety of lending programs, which in turn has significantly reduced the number of potential buyers and borrowers for both residential and commercial property.  Lenders’ aversion to real estate secured lending has left FHA, Fannie Mae and Freddie Mac, and large, well-capitalized portfolio lenders as the primary sources of capital, and even these sources are tightening their lending guidelines.  Fannie Mae and Freddie Mac have created two types of maximum loan amounts they are willing to purchase.  For most single family properties there are “Conforming” loans, which are loans up to $417,000 and in some of the higher-priced regions of California, such as the San Francisco Bay Area, “High Cost” loans which are up to $729,750.  Many of the properties the partnership has lent upon have loans exceeding these amounts and would not be eligible for purchase by these lenders.  In all respects, money available for real estate lending has been greatly curtailed.  Access to borrowed monies is the lifeblood to a functioning real estate market and the recent restrictions and reductions have led to an overall reduction in real estate activity.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are currently near historic lows.  Freddie Mac reports for July 2009, the 30-year fixed-rate mortgage interest rate averaged 5.22% with an average cost of 0.7 points.  Last year at this time, the interest rate on the same loan averaged 6.43% and cost 0.6 points.  The lower interest rates have helped homeowners qualify for mortgages and provided those seeking to purchase residential property with lower payment rates and increased affordability.  This improved affordability is one likely reason why residential real estate sales volumes have been increasing since July 2008.  In June 2009, California sales volumes of new and resale houses and condominiums rose 25.5% from June 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home, as reported by Dataquick, was $246,000 in June 2009, a 10.0% increase from March 2009 but a 25.0% drop from $328,000 in June 2008.   These value declines from 2008 have caused great difficulties for residential owners and their lenders.  Owners desiring to sell property often must face the prospect of selling at prices less than their acquisition cost, resulting in a loss to the owner.  Lenders on secured properties often find the decline in values has tightened their lendable equity or in some instances resulted in their loan being larger than the collateral property is worth.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties.  This situation may cause or even force borrowers to hold their existing financing longer than they normally would choose or originally anticipated due to the lack of other financing alternatives or the inability to sell the property and pay off the existing debt through property sale.

Should a borrower encounter difficulty in making their mortgage payments or paying off a loan at its maturity, the lender must decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies provided in the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and stringent underwriting standards have forced many borrowers and lenders to make these difficult choices.

In light of the current economic conditions, the partnership has been increasing the allowance for loan losses, and has taken other actions to protect the capital of its investors. Nevertheless, the partnership is expecting increased loan delinquencies, lower levels of loan repayments, increased numbers of loan extensions, workouts and foreclosures as some borrowers are unable to meet their financial obligations.  In some instances, the partnership anticipates realizing losses should it take back the real estate securing these loans and choose to immediately sell the property.  The partnership may also consider accepting less than the amount owed on a mortgage to facilitate the sale of real estate at its current market value, commonly known as a short sale.  The partnership believes it may be beneficial, in some cases to hold a property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements.  Given the difficult economic environment, the partnership anticipates holding many of the properties it forecloses upon for periods of time rather than immediately selling the properties.  In the interim, this will result in the partnership being a holder of both debt and equity on California real estate.

Contractual Obligations.

The partnership also makes loans requiring periodic disbursements of funds. As of June 30, 2009, there were seven such loans.  These loans are divided into two classifications:  Construction Loans and Rehabilitation Loans.

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

A summary of the status of the partnership’s loans which are periodically disbursed, as of June 30, 2009, is set forth below: (in thousands)

	Construction	Rehabilitation

Disbursed funds	$—	$20,407
Undisbursed funds	—	805

Total	$—	$21,212

A summary of the contractual obligations of the partnership as of June 30, 2009 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$85,000	$—	$70,830	$14,170
Construction loans	—	—	—	—
Rehabilitation loans	805	805	—	—

Total	$85,805	$805	$70,830	$14,170

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements of Smaller Reporting Companies, the partnership has elected not to report on this item.

Part I – Item 4. CONTROLS AND PROCEDURES

As of June 30, 2009, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2009

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
August 14, 2009

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
August 14, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
August 14, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended June 30 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
August 14, 2009