Form 10-Q
period 2009-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2009-11-16
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Part I – Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)
(in thousands)

ASSETS

	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$11,386	$12,495

Loans
Loans, secured by deeds of trust, net of discount of $2,976 for 2008
Principal balances	280,673	363,037
Accrued interest and late fees	11,247	12,174
Advances on loans	18,324	22,345
Total secured loans	310,244	397,556

Unsecured loans	4,146	453
Allowance for loan losses	(33,071)	(11,420)
Net loans	281,319	386,589

Real estate owned
Real estate held	22,303	20,580
Real estate held for sale	7,660	5,113
Total real estate owned	29,963	25,693

Real estate held for investment	81,840	—

Receivable from affiliate	63	—
Other assets	80	96
Total assets	$404,651	$424,873

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)
(in thousands)

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2009	2008
Liabilities
Line of credit	$85,000	$85,000
Mortgage payable	1,840	—
Accounts payable	1,984	199
Deferred revenue	—	277
Payable to affiliate	1,835	1,195
Total liabilities	90,659	86,671

Minority interest	4,124	3,689

Partners’ capital
Limited partners’ capital, subject to redemption net of unallocated syndication costs of $1,453 and $1,716 for September 30, 2009 and December 31, 2008, respectively; and formation loan
receivable of $11,747 and $13,207 for September 30, 2009 and
December 31, 2008, respectively	309,929	334,265

General partners’ capital, net of unallocated syndication costs of $15
and $17 for September 30, 2009 and December 31, 2008, respectively	(61)	248

Total partners’ capital	309,868	334,513

Total liabilities and partners’ capital	$404,651	$424,873

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)
(in thousands, except for per limited partner amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues
Interest on loans	$5,490	$8,750	$18,275	$24,927
Imputed interest on formation loan	157	170	526	490
Other interest	36	40	90	75
Late fees	8	69	32	116
Gain on sale of loan	—	119	—	119
Rental income	414	—	414	—
Other	33	22	42	71
Total revenues	6,138	9,170	19,379	25,798
Expenses
Mortgage servicing fees	749	877	2,029	1,782
Interest expense	598	778	1,766	1,941
Amortization of loan origination fees	56	26	116	80
Provisions for loan losses	28,080	1,314	33,229	3,434
Asset management fees	334	326	1,001	950
Clerical costs through Redwood Mortgage Corp.	112	84	337	252
Professional services	105	37	242	182
Amortization of discount on imputed interest	157	170	526	490
Impairment loss on real estate	1,206	—	1,206	—
Rental operations	540	—	540	—
Other	156	68	360	262
Total expenses	32,093	3,680	41,352	9,373
Net income/(loss)	$(25,955)	$5,490	$(21,973)	$16,425

Net income/(loss): general partners ( 1%)	$(260)	$55	$(220)	$164
limited partners (99%)	(25,695)	5,435	(21,753)	16,261
	$(25,955)	$5,490	$(21,973)	$16,425
Net income/(loss) per $1,000 invested by limited
partners for entire period

-where income(loss) is compounded and retained	$(74)	$16	$(63)	$48

-where partner receives income in monthly
distributions	$(73)	$15	$(62)	$47

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)
(in thousands)

	2009	2008
Cash flows from operating activities
Net income/(loss)	$(21,973)	$16,425
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities
Amortization of loan origination fees	116	80
Imputed interest income	(526)	(490)
Amortization of discount	526	490
Gain on sale of loan	—	(119)
Provision for loan losses	33,229	3,434
Impairment loss on real estate owned	1,206	—
Change in operating assets and liabilities
Accrued interest and late fees	(3,958)	(4,839)
Advances on loans	(10,928)	(12)
Receivable from affiliate	(63)	764
Loan origination fees	(100)	(58)
Accounts payable	(15)	(32)
Deferred revenue	—	(355)
Payable to affiliate	640	348
Net cash provided by/(used in) operating activities	(1,846)	15,636

Cash flows from investing activities
Loans originated	(8,081)	(115,416)
Principal collected on loans	12,159	49,232
Proceeds from sale of loan	—	5,300
Proceeds from disposition of real estate	2,278	270
Payments for development of real estate	(3,368)	(569)
Net cash provided by/(used in) investing activities	2,988	(61,269)

Cash flows from financing activities
Borrowings on line of credit, net	—	45,550
Payment on mortgages	(14)	(1)
Contributions by partner applicants	—	19,569
Partners’ withdrawals	(4,119)	(11,541)
Syndication costs paid	—	(276)
Formation loan lending	—	(1,448)
Formation loan collections	1,447	1,272
Increase in minority interest	435	332
Net cash provided by/(used in) financing activities	(2,251)	53,457

Net increase/(decrease) in cash and cash equivalents	(1,109)	7,824

Cash and cash equivalents – beginning of period	12,495	11,591

Cash and cash equivalents – end of period	11,386	19,415

Supplemental disclosures of cash flow information
Cash paid for interest	$1,766	$1,941

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

Formation Loans

The following summarizes formation loan transactions to September 30, 2009 (in thousands):

	1st	2nd	3rd	4th	5th	6th	Total

Limited partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan made	1,075	2,272	2,218	3,777	5,661	7,564	22,567
Discount on imputed
interest	—	(11)	(50)	(141)	(567)	(1,698)	(2,467)

Formation Loan made,
net	1,075	2,261	2,168	3,636	5,094	5,866	20,100
Repayments to date	(991)	(1,906)	(1,438)	(2,127)	(2,232)	(1,488)	(10,182)
Early withdrawal
penalties applied	(84)	(173)	(137)	(100)	(140)	(4)	(638)

Formation Loan, net
at September 30, 2009	—	182	593	1,409	2,722	4,374	9,280
Unamortized discount
on imputed interest	—	11	50	141	567	1,698	2,467

Balance
September 30, 2009	$—	$193	$643	$1,550	$3,289	$6,072	$11,747

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date of the offerings’ close. An estimated amount of imputed interest was recorded for the offerings still outstanding. During the three month periods ended September 30, 2009 and 2008, amortization expenses related to the discount on the imputed interest was $157,000 and $170,000, respectively, and for the nine month periods the amounts were $526,000 and $490,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 1 – GENERAL (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to the individual partners consistent with the partnership agreement.

Through September 30, 2009, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(189)
Allocated to date	(3,353)

September 30, 2009 balance	$1,468

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC, Borrette Property Company, LLC, Altura, LLC and Grand Villa Glendale, LLC, and the partnership’s 72.5%-owned subsidiary, Larkin Property Company, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

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
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust

The partnership generally funds loans with a fixed interest rate and a five-year term.  The amount of the partnership’s loan combined with the outstanding debt secured by a senior deed of trust on the security property generally will not exceed a specified percentage of the appraised value of the security property as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.  Approximately half of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Loans generally are stated at their unpaid principal balance plus advances with interest and late fees thereon being accrued as earned.

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

At September 30, 2009 and December 31, 2008, the partnership had 28 and 21 loans, respectively, past maturity and/or past due more than 90 days in interest payments with aggregate unpaid principal balances of $93,678,000 and $83,576,000, respectively.  In addition, accrued interest, late fees and advances on these loans totaled $10,520,000 and $20,083,000 at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, notices of default had been filed for twelve loans with an aggregate unpaid principal balance of $25,787,000; the unpaid principal balances for nine of these twelve loans were included in the more than 90 days past due totals set forth above.

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status. As of September 30, 2009, fourteen loans with an aggregate unpaid principal balance of $11,255,000 were subject to workout agreements.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be designated as impaired and interest is no longer accrued for financial reporting purposes.  Any subsequent payments on impaired loans are applied to reduce the unpaid principal balances, accrued interest and fees, and advances until, in management’s judgment; collection of the carrying amount is reasonably assured.  When loans are designated impaired the carrying value is analyzed for collectability, including consideration of the value of collateral security.  The allowance for loan loss is updated to reflect the change, if any.  The tables below summarize the impaired loans and their activity for the periods ended September 30, 2009 and 2008 ($ in thousands):

As of September 30,
	Number	Total	Total	Impaired
	of	Impaired	Investment	Loans
	Impaired	Loan	Impaired	Loss
	Loans	Balance	Loans	Reserve
2009	39	$83,296	$92,782	$24,602
2008	—	$—	$—	$—

	For the three months ended September 30,			For the nine months ended September 30,
	Average		Interest	Average		Interest
	Investment	Interest	Income	Investment	Interest	Income
	Impaired	Income	Received	Impaired	Income	Received
	Loans	Accrued	In Cash	Loans	Accrued	In Cash
2009	$69,839	$791	$274	$69,758	$1,186	$722
2008	$—	$—	$—	$—	$—	$—

Unsecured loans

In September 2009, a previously secured loan with an unpaid principal balance of $3,665,000 and accrued late fees of $3,000 was recharacterized as unsecured upon the sale of the condominium units securing the loan.  The partnership will seek to collect all unpaid amounts under the loan from the guarantors of the loan.

As of September 30, 2009, the partnership had four unsecured loans with an aggregate unpaid principal balance of $4,146,000, compared to two loans with an aggregate unpaid principal balance of $453,000 at December 31, 2008.  Interest is not being accrued as these loans are considered impaired and an allowance has been established for the total amounts owed.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined in accordance with contractual terms of the loan agreements.  The allowance is adjusted to an amount considered by management to be adequate, with due consideration to collateral values, to loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and to other accounts receivable (unsecured).  The partnership charges off uncollectible loan principal and related receivables directly to the allowance account if it is determined the full amount is not collectible.  For loans that proceed to foreclosure sale, or if the borrower surrenders the collateral to the partnership in full or partial settlement of the loan obligation, the allowance is charged for the amount, if any, by which the recorded balance of the loan and related receivables exceeds the amount at which the real estate owned is valued.

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type, as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009		December 31, 2008
Balance at end of period applicable to:	Amount	Percent	Amount	Percent
Secured loans
Single-family	$15,964	67%	$10,116	73%
Apartments	554	4%	125	3%
Commercial	12,116	28%	1,016	23%
Land	291	1%	50	1%

Total	28,925	100.00%	11,307	100.00%

Unsecured loans	4,146	100.00%	113	100.00%

Allowance for loan losses	$33,071	100.00%	$11,420	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine months ended
	September 30,
	2009	2008
Balance at beginning of period	$11,420	$4,469

Provision for loan losses	33,229	3.434
Charge-offs
Real estate - mortgage
Single family	(5)	(39)
Apartments	—	—
Commercial	—	(100)
Land	—	—
Total gross charge-offs	(5)	(139)
Recoveries
Real estate - mortgage
Single family	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Total recoveries	—	—
Net charge-offs	(5)	(139)
Charges to allowance for acquiring real estate	(11,573)	(578)

Balance at end of period	$33,071	$7,186

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.04%

Real estate owned

Real estate owned (“REO”) includes real property acquired by bid at foreclosure sales associated with the partnership’s loans or through negotiation with borrowers in settlement of their loan(s), which in the judgment of management is not being held for investment.  REO is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated net realizable value (fair value, less estimated costs to sell).  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed.

Real estate held for investment

The partnership periodically compares the net carrying value of real estate held for investment to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the net carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.  Depreciation on leased real estate is depreciated on a straight-line basis over 40 years for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the consolidated financial statements since income taxes are the obligation of the limited partners if and when income taxes apply.

Net income per $1,000 invested

Amounts reflected in the consolidated statements of operations as net income/(loss) per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  The partnership has a recorded late fee receivable at September 30, 2009 and December 31, 2008 of $101,000 and $155,000, respectively.

Subsequent events

The partnership has evaluated subsequent events through November 16, 2009, the date of issuance of the financial statements.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the company’s accounting polices.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of these releases did not have a material impact on the partnership’s financial condition and results of operation.  These releases, along with SFAS 157, FSP 157-1 and FSP 157-2 are now included in ASC 820.

In April 2009, the FASB issued FSP FAS 107-1 (ASC 825) and APB 28-1 (ASC 825), Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the partnership’s disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855).  This standard establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for reporting periods beginning after June 15, 2009 and did not have a material impact on the partnership’s accounting or disclosures.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees, which are paid to the general partners.

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. For the nine months ended September 30, 2009 and 2008, loan brokerage commissions paid by the borrowers were $129,000 and $865,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees

Redwood Mortgage Corp., a general partner, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings.  Redwood Mortgage Corp. does not use any specific criteria in determining the exact amount of fees to be waived.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and nine month periods ended September 30, 2009 and 2008, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$1,124	$1,316	$3,494	$3,799
Waived	(375)	(439)	(1,465)	(2,017)
Net charged	$749	$877	$2,029	$1,782

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  The general partners do not use any specific criteria in determining the exact amount of fees to be waived.  The table below summarizes the asset management fees paid to the general partners for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$334	$326	$1,001	$950
Waived	(—)	(—)	(—)	(—)
Net charged	$334	$326	$1,001	$950

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Operating expenses

Redwood Mortgage Corp., a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. For the nine months ended September 30, 2009 and 2008, Redwood Mortgage Corp. was reimbursed operating expenses of $337,000 and $252,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Contributed capital

The general partners jointly or severally are required to contribute an amount equal to 1/10 of 1% of limited partners’ contributions in cash contributions as proceeds from the partnership’s offering of units are received from the limited partners.  As of November 19, 2008, the date the sixth and final offering closed, Gymno Corporation, a general partner, had contributed $300,000 as capital in accordance with the partnership agreement.  After adjusting for unallocated syndication costs, allocated profits and losses, capital and earnings liquidations, the general partners’ capital was ($61,000) and $248,000 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 4 – REAL ESTATE OWNED

Management reviews the status of REO properties to evaluate, among other things, their value, marketability, potential for price appreciation, and periodically their asset classification.  Properties are purchased or acquired through bids at foreclosure sales associated with the partnership’s loans and through negotiation with borrowers in full or partial settlement of their loan obligations.  Several factors are considered by management in determining the sale and/or investment strategy and the proper classification of owned properties as “real estate owned - held”, “real estate owned - held for sale” or “real estate held for investment”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and the cash (and financing) available to, or, needed by the partnership.  Real estate owned is classified as held for sale in the period in which the GAAP-prescribed criteria are met.  Real estate owned is re-classified as “real estate held for investment” when management determines to operate the property in order to maximize current income, thereby optimizing value, and potentially realize a higher price upon the sale of the property.  As a property’s status changes, reclassifications may occur.

Real estate held

The following schedule for real estate held reflects the recorded values of the properties at acquisition, net of any subsequent adjustments to estimated net realizable values (fair value less estimated costs to sell) as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
Real Estate Held	2009	2008
Single family	$2,232	$3,859
Multi-unit	15,082	13,502
Land	4,989	3,219
Total real estate held	$22,303	$20,580

In July 2009, the partnership acquired an undeveloped parcel of land through foreclosure.  At the time of acquisition the partnership’s investment in the property was $1,673,000 (see Note 10).  The partnership is evaluating plans for the future disposition or use of this property.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held (continued)

In 2005, the partnership acquired a multi-unit property through foreclosure. At the time the partnership took ownership of the property, the partnership’s investment, together with three other affiliated partnerships in the property totaled $10,595,000, including accrued interest and advances. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. The assets, liabilities and any development or sales expenses of Larkin have been consolidated into the accompanying consolidated financial statements of the partnership.  As of September 30, 2009, approximately $4,918,000 in costs related to the development of this property has been capitalized by the partnership.  During 2006, the partnership recovered $431,000 from one of the guarantors of the original note.  As of September 30, 2009 and December 31, 2008, the investment of the partnership and the other affiliated partnerships in the property totaled $15,082,000 and $13,502,000, respectively.  The property has not been leased or occupied since its acquisition in 2005 and has not generated any revenues.  The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property.

In 2004, the partnership acquired land through a deed in lieu of foreclosure.  In 2006, one of the parcels comprising the property was sold.

In 2004, the partnership acquired a single-family residence through a foreclosure sale. At the time the partnership took ownership of the property, the partnership’s investment totaled $1,937,000 including accrued interest and advances. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership has decided to pursue development of the property by processing plans for the creation of two condominium units on the property. These plans will incorporate the majority of the existing improvements currently located on the property.

Real estate held for sale

The following schedule for real estate held reflects the recorded values of the properties at acquisition, net of any subsequent adjustments to estimated net realizable values (fair value less estimated costs to sell) as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
Real estate held for sale	2009	2008

Single family	$7,660	$5,113

In July 2009, the partnership acquired two separate condominium units through a deed in lieu of foreclosure.  The units are part of a larger condominium complex. At the time of acquisition the partnership’s total investment was $1,027,000 (see Note 10).

In July 2009, the partnership acquired two separate condominium units through a deed in lieu of foreclosure.  The units are part of a larger condominium complex. At the time of acquisition the partnership’s total investment was $1,966,000 (see Note 10).

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

Real estate held for sale (continued)

In February 2009, the partnership acquired a single-family residence through foreclosure.  At the time of acquisition the partnership’s investment was $357,000 (see Note 10).  The partnership has made some minor improvements to the property.

In January 2009, the partnership acquired a single-family residence through foreclosure.  At the time of acquisition the partnership’s investment was $5,386,000 (see Note 10).  The partnership made minor improvements to the property, and in April 2009, sold the property.  The partnership realized net cash of $2,278,000 from the sale.

In 2008, the partnership acquired a single family residence through a deed in lieu of foreclosure.  The total investment, including loan principal balance, accrued interest, late charges and advances, was $1,269,000 at foreclosure.  The partnership has capitalized an additional $63,000 in improvements and furnishings.

In 2002, a single-family residence that secured a partnership loan totaling $4,402,000, including accrued interest and advances, was transferred via a statutory warranty deed to a new entity named Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and any development or sales expenses of Russian have been consolidated into the accompanying consolidated financial statements of the partnership.

NOTE 5 – REAL ESTATE HELD FOR INVESTMENT

The following schedule for real estate held for investment, reflects the recorded values of the properties at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
Real Estate Held for Investment	2009	2008
Single family	$1,395	$—
Multi-unit	80,445	—
Total real estate held for investment	$81,840	$—

During the third quarter of 2009, the partnership acquired through foreclosure 72 units of a 96 unit condominium-conversion property ranging in size from 1 to 3 bedrooms.  The partnership formed Altura, LLC (“Altura”) to own and operate the property as rentals.  Altura has engaged a property management company to manage and oversee the daily operations of the property.  As of September 30, 2009, 26 of the 72 units had been rented at a rate of approximately $1.80 per square foot.

During the second quarter of 2009, the partnership acquired through foreclosure all 126 units in a condominium-conversion property ranging in size from 1 to 4 bedrooms.  The partnership formed Grand Villa Glendale, LLC (“Grand Villa”) to own and operate the property as rentals.  Grand Villa has engaged a property management company to manage and oversee the daily operations of the property.    As of September 30, 2009, 83 of the 126 units had been rented at a rate of approximately $1.96 per square foot.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 5 – REAL ESTATE HELD FOR INVESTMENT (continued)

In 2007, the partnership acquired a single family residence through foreclosure.  At the time of acquisition, the partnership’s net investment was $1,796,000.  The partnership formed Borrette Property Company, LLC (Borrette) to operate the property.  Borrette has been pursuing legal remedies surrounding title conditions not disclosed to the partnership at the time the original loan was made.  In July 2008, the partnership received $941,000 as a partial settlement of claims from the title insurance company.  Combined with a previous recovery, the partnership has received a total of $1,149,000 to date.  The partnership is continuing to seek further recoveries.  Borrette has been making improvements to the property.  As of September 30, 2009 and December 31, 2008, the partnership’s investment, net of recoveries, in this property totaled $1,886,000 and $1,833,000, respectively.  During the second quarter of 2009, Borrette engaged a property management company to manage the property on a rental basis.  During the third quarter of 2009, the residence was leased to a tenant for a one-year term.

The following schedule reflects the operating results of the real estate held for investment for the three and nine months ended September 30, 2009 and the year ended December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Rental income	$414	$—

Operating expenses
Property taxes	110	—
Management, administration and insurance	185	—
Utilities, maintenance and other	95	—
Advertising and promotions	43	—
Total operating expenses	433	—
Earnings/(loss) before depreciation	(19)	—
Depreciation	107	—
Earnings/(loss)	$(126)	$—

NOTE 6 – BORROWINGS

Bank line of credit

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on June 30, 2010, carries an interest rate on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  If there are no outstanding defaults on the line at the maturity date, the partnership has an option to convert the line of credit to a term loan that would be payable over 36 months. The outstanding balance was $85,000,000 at September 30, 2009 and December 31, 2008.  The interest rate was 2.75% at September 30, 2009 and December 31, 2008.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 6 – BORROWINGS (continued)

Bank line of credit (continued)

The line of credit requires the partnership to comply with certain financial covenants.  As a result of the loss reported for the third quarter and nine months ended September 30, 2009 the partnership was not in compliance with the earnings covenants at September 30, 2009, but was in compliance at December 31, 2008.  As a result of non-compliance, the banks have the option under the loan agreement to increase the interest rate otherwise in effect by two percentage points.  Management expects the banks to exercise this option in the fourth quarter of 2009.  The non-compliance with the year-to-date earnings covenant is expected to continue for the full-year results at December 31, 2009.  Management expects to complete negotiation of a resolution of these covenant matters with the banks in the first quarter of 2010, and believes that other than the reduction in earnings resulting from the increased interest rate, there will be no other material impact on the partnership’s financial position or results of operations during the negotiation period.  While the definitive terms of the resolution will not be known until negotiations are completed, management anticipates that the partnership may be expected to begin pay down of the amount owing as cash becomes available from operations, loan payoffs, and property sales, beginning as early as the fourth quarter of 2009 and no later than the first quarter of 2010 at amounts and terms to be negotiated.

Mortgage payable

In July 2009, the partnership acquired two units in a condominium complex through a deed in lieu of foreclosure, subject to a senior lien on each unit of $363,000 and $408,000, respectively.  The partnership has been making the required monthly payments under the senior mortgage while completing efforts to sell the units.

In July 2009, the partnership acquired two units in a condominium complex through a deed in lieu of foreclosure, subject to a senior lien of $838,000 on both units.  The partnership has been making the required monthly payments under the senior mortgage while completing efforts to sell the units.

In February 2009, the partnership acquired through foreclosure a single-family residence subject to a senior mortgage of $245,000

NOTE 7 – FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its assets and liabilities based on the fair value hierarchy established in GAAP. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

The partnership does not record loans at fair value on a recurring basis.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 7 – FAIR VALUE (continued)

The following table reflects assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant	Total
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
Item	(Level 1)	(Level 2)	(Level 3)	2009
Impaired secured loans	$—	$19,615	$48,565	$68,180
Unsecured loans	$—	$—	$—	$—
Real estate owned	$—	$—	$29,963	$29,963
Real estate held for investment	$—	$—	$81,840	$81,840

The following methods and assumptions were used to estimate fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $194,245,000 and $328,160,000 at September 30, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans.  The carrying amount equals fair value.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate owned and real estate held for investment.   At the time of foreclosure, real estate owned and real estate held for investment are recorded at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  The fair value of real estate owned is revised periodically.  For real estate held for investment, the partnership periodically compares the carrying value of to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

(e)	Line of credit and loan commitments. The carrying amount equals fair value. All amounts, including interest payable, are subject to immediate repayment.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands)

At September 30, 2009 and December 31, 2008 the loans secured by recorded deeds of trust had the following characteristics:

	September 30,	December 31,
	2009	2008
Number of secured loans outstanding	126	143
Total secured loans outstanding	$280,673	$363,037

Average secured loan outstanding	$2,228	$2,539
Average secured loan as percent of total secured loans	0.79%	0.70%
Average secured loan as percent of partners’ capital	0.72%	0.76%

Largest secured loan outstanding	$37,923	$38,976
Largest secured loan as percent of total secured loans	13.51%	10.74%
Largest secured loan as percent of partners’ capital	12.24%	11.65%
Largest secured loan as percent of total assets	9.37%	9.17%

Number of counties where security is located (all California)	31	33

Largest percentage of secured loans in one county	28.93%	23.01%

Number of secured loans in foreclosure status	12	5
Amount of secured loans in foreclosure	$25,787	$6,165

The following secured loan categories were held at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
First Trust Deeds	$132,241	$190,765
Second Trust Deeds	147,820	171,096
Third Trust Deeds	612	1,176
Total loans	280,673	363,037
Prior liens due other lenders at time of loan	303,004	343,399

Total debt	$583,677	$706,436

Appraised property value at time of loan	$855,380	$1,044,411

Total loans as percent of appraised value (1)	68.24%	67.64%

Secured loans by type of property
Single-family	$187,137	$266,113
Apartments	12,114	10,727
Commercial	78,748	83,692
Land	2,674	2,505

	$280,673	$363,037

(1)
Based on appraised values and prior liens at the time of the closing on the loan.  The loan to value computation does not take into account subsequent increases or decreases in security property values following consummation of the loan nor does it include changes through amortization of the senior mortgage, if any.  Property values have likely changed, particularly over the last two years, and the portfolio’s current loan to value ratio is likely higher than this historical ratio.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (in thousands) (continued)

The interest rates on the loans range from 5.00% to 12.00% at September 30, 2009 and 5.00% to 12.50% at December 31, 2008. This range of interest rates is typical of our portfolio.

Scheduled loan maturity dates as of September 30, 2009 are as follows:

Year ending December 31,	Amount

2009	$65,674
2010	108,977
2011	22,311
2012	61,601
2013	15,858
Thereafter	6,252

$280,673

The scheduled maturities for 2009 include eleven past maturity loans totaling $42,386,000, and representing 15.10% of the portfolio at September 30, 2009.  Interest payments on nine of these loans were categorized as 90 days or more past due.  Occasionally the partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.  In the partnership’s experience loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.  Two of the past maturity loans with an aggregate loan balance of $13,507,000 are in foreclosure as of September 30, 2009.

As of September 30, 2009, the partnership’s largest loan, with unpaid principal balance of $37,923,000 represented 9.37% of the partnership’s assets and 13.51% of its receivable balance.  Interest revenue on this loan accounted for approximately 9.44% of interest revenue for the nine months ended September 30, 2009.  This loan is secured by a second deed of trust on a condominium complex.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Construction/rehabilitation loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. With these types of loans, the partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At September 30, 2009, there were $670,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirement of principal on current loans, cash and capital contributions from investors. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Workout agreements

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  The partnership was not obligated to fund additional money on these loans as of September 30, 2009.

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

NOTE 10 – NON-CASH TRANSACTIONS

In September 2009, a secured loan became unsecured.  This resulted in reductions to the secured loans of $3,665,000 and accrued late fees of $3,000, and an increase to unsecured loans of $3,668,000.

In September 2009, the partnership acquired a multi-family property through foreclosure.  The acquisition resulted in an increase to real estate held for investment of $23,128,000, reductions to secured loans of $20,649,000, accrued interest of $3,086,000, advances of $2,041,000, $20,000 in late fees and $2,668,000 to the allowance for loan losses.

In July 2009, the partnership acquired a parcel of land through foreclosure.  The acquisition resulted in an increase to real estate held of $1,673,000 and reductions to secured loans of $1,210,000, accrued interest of $424,000, advances of $15,000 and late fees of $24,000.

In July 2009, the partnership acquired two condominium units through a deed in lieu of foreclosure.  The acquisition resulted in an increase to real estate held for sale of $1,027,000 and mortgages payable of $771,000, and reductions to secured loans of $246,000 and accrued interest of $10,000.

In July 2009, the partnership acquired two condominium units through a deed in lieu of foreclosure.  The acquisition resulted in an increase to real estate held for sale of $1,966,000 and mortgages payable of $838,000, and reductions to secured loans of $1,081,000 and accrued interest of $47,000.

REDWOOD MORTGAGE INVESTORS VIII
(a California Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 10 – NON-CASH TRANSACTIONS (continued)

In June 2009, the partnership acquired a multi-unit property through foreclosure.  The acquisition resulted in an increase to real estate held for investment of $57,628,000, reductions to secured loans of $46,338,000, accrued interest of $1,948,000, advances of $12,853,000 and $3,511,000 to the allowance for loan losses.

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

Critical Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the consolidated balance sheet dates and income and expenses during the reported periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate owned or real estate held for investment.  At September 30, 2009, the partnership owned fourteen real estate properties, which were taken back from defaulted borrowers.

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be designated as impaired.  Loans designated as impaired also may be designated nonaccrual, and interest is no longer accrued for financial reporting purposes.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, accrued interest and advances until, in the opinion of management the amount owing is reasonably assured of collection.  As of September 30, 2009, there were 39 impaired, nonaccrual loans with an aggregate unpaid principal balance of $83,296,000.

A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, to provide for unrecoverable unpaid principal balance and related receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  For purposes of determining the allowance for loan losses, if the probable ultimate recovery of the carrying amount of an impaired loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due is significant, the net carrying amount of the investment is reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If an impaired loan is collateral dependent, the net carrying amount is reduced to the estimated fair value of the related collateral.  The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible or at the time the loan is foreclosed, title to the collateral is taken and the REO is recorded.

Real estate owned is acquired through foreclosure or through deed in lieu of foreclosure, and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.  The fair value of REO is periodically reviewed by the partnership and appropriate adjustments made.  The partnership periodically reviews the classification of REO and may designate properties as real estate held for investment, and periodically compares the carrying value of these real estate properties to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the carrying value of the property designated held for investment is reduced to estimated fair value.

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and the carrying values of real estate owned and real estate held for investment.  Actual future results could vary from the aforementioned provisions for losses.  Because the partnership is an asset based lender, the most significant economic trend that impacts its allowance for loan losses is the fair value of California real estate.  During periods of declining real estate values, this trend will generally have a negative impact on the partnership’s estimated allowance for loan losses. Conversely, during periods of appreciating real estate values, this trend will generally have a positive impact. During 2008 and 2009, residential real estate values declined from their 2007 levels. Consistent with this trend, the partnership’s estimated allowance for loan losses increased in 2008 and has continued to increase in 2009.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $44,000 and $503,000 for the three month periods and $129,000 and $865,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Mortgage Servicing Fees   Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  Redwood Mortgage Corp. does not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by Redwood Mortgage Corp. in its sole discretion.  There is no assurance that Redwood Mortgage Corp. will waive fees at similar levels, or at all, in the future. The table below summarizes these fees paid by the partnership for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$1,124	$1,316	$3,494	$3,799
Waived	(375)	(439)	(1,465)	(2,017)
Net charged	$749	$877	$2,029	$1,782

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  The general partners do not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.  There is no assurance that the general partners will waive fees at similar levels, or at all, in the future.  The table below summarizes these fees paid by the partnership for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$334	$326	$1,001	$950
Waived	(—)	(—)	(—)	(—)
Net charged	$334	$326	$1,001	$950

•
Other Fees   The partnership agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees totaled $3,000 and $88,000 for the three month periods and $14,000 and $151,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation of income and losses to the general partners (combined) is a total of 1%, which was ($260,000) and $55,000 for the three month periods and ($220,000) and $164,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Operating Expenses   Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Operating expenses totaled $112,000 and $84,000 for the three month periods and $337,000 and $252,000 for the nine month periods ended September 30, 2009 and 2008, respectively, and were reimbursed to Redwood Mortgage Corp.

•
Contributed Capital   The general partners jointly and severally are required to contribute an amount equal to 1/10 of 1% in cash contributions as proceeds from the partnership’s offering of units received from the limited partners.  As of November 19, 2008, the date the 6th and final offering closed, Gymno Corporation, a general partner, had contributed $300,000 as capital in accordance with the partnership agreement.  After adjusting for unallocated syndication costs, allocations of profits and losses, capital and earnings liquidations, the general partners’ capital was ($61,000) and $248,000 as of September 30, 2009 and December 31, 2008, respectively.

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

Results of Operations

Changes in the partnership’s operating results are tabulated for reference and are discussed below ($ in thousands):

	Changes during the three months ended September 30, 2009 versus 2008		Changes during the nine months ended September 30, 2009 versus 2008
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$(3,260)	(37)%	$(6,652)	(27)%
Imputed interest on formation loan	(13)	(8)	36	7
Other interest	(4)	(10)	15	20
Late fees	(61)	(88)	(84)	(72)
Gain on sale of note	(119)	—	(119)	—
Rental income	414	—	414	—
Other	11	50	(29)	(41)
Total revenue	(3,032)	(33)	(6,419)	(25)

Expenses
Mortgage servicing fees	(128)	(15)	247	14
Interest expense	(180)	(23)	(175)	(9)
Amortization of loan origination fees	30	115	36	45
Provision for loan losses	26,766	2,037	29,795	868
Asset management fees	8	2	51	5
Clerical costs through Redwood Mortgage Corp.	28	33	85	34
Professional services	68	184	60	33
Amortization of discount on imputed interest	(13)	(8)	36	7
Impairment loss on real estate	1,206	—	1,206	—
Rental operations	540	—	540	—
Other	88	129	98	37
Total expenses	28,413	772	31,979	341

Net income	$(31,445)	(573)%	$(38,398)	(234)%

Please refer to the above table throughout the discussions of Results of Operations.

The decrease in interest on loans for the three month period ended September 30, 2009 as compared to the same period in 2008 was due to a decrease in the average portfolio balance from $359,241,000 for 2008 to $307,517,000 for 2009; a decrease in the portfolio’s average interest rate from 9.28% for 2008 to 9.04% for 2009, and the non-accrual status of the impaired loans.  At September 30, 2009, the balance of impaired loans was $83,296,000 as compared to zero at September 30, 2008.  The decrease in interest on loans for the nine month period ended September 30, 2009 as compared to the same period in 2008 was due to a decrease in the portfolio’s average interest rate from 9.49% for 2008 to 9.11% for 2009 and the non-accrual status of the impaired loans.

The decreases in gain on sale of note for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 were due to a one-time sale in the third quarter of 2008.  The partnership does not normally sell its notes as part of its normal operations.

The increases to rental income for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 were due to management’s designation of certain real estate properties as held for investment and its commencement of  leasing activities and management of the properties in the third quarter of 2009.

The decrease in mortgage servicing fees for the three month period ended September 30, 2009 as compared to the same period in 2008 was due to the increases in impaired and delinquent loans noted above.  The increase in such fees for the nine month period ended September 30, 2009 as compared to the same period in 2008 is primarily due to Redwood Mortgage Corp. waiving fewer fees in 2009 than in 2008, offset by the decrease in fees during the three month period ended September 30, 2009.

The decrease in interest expense for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 was primarily due to decreases in the average borrowing rate from 4.24% for the three months ended September 30, 2008 to 2.75% for the same period in 2009 and 4.59% for the nine months ended September 30, 2008 to 2.75% for the same period in 2009.  This was partially offset by increases in the average daily borrowing from $71,717,000 for the three months ended September 30, 2008 to $85,000,000 for for the same period in 2009 and $53,050,000 for the nine months ended September 30, 2008 to $85,000,000 for 2009 for the same period in 2009.

The increase in the provision for loan losses for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 was due to increasing defaults by borrowers, declines in California real estate values, and the severe economic downturn California and the rest of the United States have been experiencing since late 2007.  The amount of the increase was determined by management based on its review and analysis of loan balances, borrower payment histories/forecasts, and updated fair values (net of selling costs) of the underlying collateral during the third quarter of 2009.  As the basis for determination of property values, management ordered appraisals of collateral (except for those single family residences for which fair values may be determined internally by consideration of comparable sales).  Where management has not yet received an appraisal, estimates of value are based on analysis and judgment by management given its familiarity with the properties, knowledge of the markets and discussions with brokers and other market participants.

The increase in impairment loss on real estate for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 was due to the updated valuations of real estate owned.  These valuations are based upon appraisals or management’s analysis and judgment.

The increases to rental operations for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 were due to the partnership’s commencement of leasing activities of property held for investment in the third quarter of 2009.

Partnership capital decreased during the nine months ended September 30, 2009 by $24,645,000, primarily due to the net loss that resulted principally from decreased interest income, increases of the allowance for loan losses and increases to the impairment losses on real estate owned.  The partnership’s net income/(loss) for the nine month periods ended September 30, 2009 and 2008 was ($21,973,000) and $16,425,000, respectively.  Distributions to compounding and distributing limited partners totaled $8,821,000 and $15,991,000, respectively.

In 1995, the partnership established a line of credit with a commercial bank secured by its loan portfolio.  Since inception, the credit limit has increased from $3,000,000 to $85,000,000 and the number of banks participating on the line of credit has increased to three.  This added source of funds has helped in maximizing the partnership’s yield by permitting the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not available.  Additionally, the loans made by the partnership generally are at interest rates in excess of the rate payable on the line of credit.  If there are no outstanding defaults on the line at the maturity date, the partnership has an option to convert the line of credit to a term loan that would be payable over 36 months. As of September 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $85,000,000. The interest rate was 2.75% at September 30, 2009 and December 31, 2008

Due to the loss reported for the third quarter and year-to-date ended September 30, 2009 the partnership was not in compliance with the line of credit earnings covenants at September 30, 2009, but was in compliance at December 31, 2008.  As a result of non-compliance, the banks have the option under the loan agreement to increase the interest rate otherwise in effect by two percentage points.  Management expects the banks to exercise this option in the fourth quarter of 2009.  The non-compliance with the year-to-date earnings covenant is expected to continue for the full-year results at December 31, 2009.  Management expects to complete negotiation of a resolution of these covenant matters with the banks in the first quarter of 2010, and believes that other than the reduction in earnings resulting from the increased interest rate, there will be no other material impact on the partnership’s financial position or results of operations during the negotiation period.  While the definitive terms of the resolution will not be known until negotiations are completed, management anticipates that the partnership may be expected to begin pay down of the amount owing as cash becomes available from operations, loan payoffs, and property sales, beginning as early as the fourth quarter of 2009 and no later than the first quarter of 2010 at amounts and terms to be negotiated.

Allowance for Loan Losses.

The general partners periodically review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased.  Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will take back real estate security, when appropriate to protect the partnership’s investment in the loans and the partners’ capital.

At September 30, 2009, the partnership had 26 loans past due 90 days or more in interest payments with an aggregate principal of $90,045,000 and a weighted average interest rate of 9.31%.  Of these 26 loans, nine loans, with an aggregate principal balance of $38,753,000, were also past maturity.  Of these nine loans, five were secured by first deeds of trust with an aggregate principal balance of $11,581,000 and a weighted average interest rate of 9.02%, and the other four loans were secured by second deeds of trust with an aggregate principal balance of $27,172,000 and a weighted average interest rate of 10.02%.  Of the remaining 17 non-mature delinquent loans, eight were secured by first deeds of trust with an aggregate principal balance of $41,876,000 and a weighted average interest rate of 8.92% and nine were secured by second deeds of trust with an aggregate principal balance of $9,417,000 and a weighted average interest rate of 9.28%.  In addition to the 26 loans past due 90 days or more in interest payments there were two mature, non-delinquent loans with an aggregate principal balance of $3,633,000 and a weighted average interest rate of 10.00%.  With respect to those loans that have matured or are past due in interest payments, the partnership will attempt to collect such amounts in full and, if collection is not successful, the partnership may consider entering into a workout agreement, restructuring the loan or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan.

At September 30, 2009, the partnership had filed notices of default, thus beginning the process of foreclosure, against 12 loans, nine of which are included in the 90 day delinquent payment category.  The aggregate principal balance of the 12 loans subject to filed notices of default was $25,787,000, or 9.19% of the loan portfolio.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow. As of September 30, 2009, 14 of the partnership’s loans, with an aggregate principal balance of $11,255,000 were subject to a workout agreement.

Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The general partners expect the number of foreclosures and workout agreements will generally rise during economic downturns and conversely fall during good economic times.  These workouts and delinquencies have been considered when the general partners arrive at an appropriate allowance for loan losses based on their experience, and are reflective of the partnership’s loan marketplace segment. Given the current economic environment, the partnership has acquired more real estate through foreclosures in 2009 than it has historically and it is anticipated that such trends may continue.  The partnership has chosen and may continue to choose to hold many of the properties it forecloses upon, rather than immediately selling the properties, particularly where the property has the potential to generate rental income or the value of the property can be enhanced through improvements.  In the interim, this has resulted in the partnership being a holder of both debt and equity on California real estate and will require the partnership to expend time, effort and resources toward the management of such properties.

As a safeguard against potential collection losses, the general partners have established an allowance for loan losses of $33,071,000 at September 30, 2009.  The allowance for loan losses is considered by the general partners to be adequate as of September 30, 2009.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership may restructure trouble debt loans which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  Six troubled debt loans were restructured in 2008 resulting in a loss of $2,482,000 which was offset against the loan loss reserve.  During the nine month period ending September 30, 2009, the partnership had restructured 22 troubled debt loans in 2009 resulting in a loss of $1,003,000 which was offset against the allowance for loan losses.

Rental Operations

During the third quarter of 2009, the general partners determined three properties acquired by foreclosure, would best serve the partnership at this time and for the foreseeable future, to be rented rather than sold.  Two of these properties are condominium complexes which lend themselves to rental activities as the market for condominium sales has slowed considerably.  A single-family residence is leased as well.  An independent, professional management firm has been engaged to oversee operations at each property.

One condominium complex (100% owned by the partnership) has 126 units available for rent, of which 83 had been rented as of September 30, 2009.  In the other condominium complex, the partnership owns 72 units, of which 26 had been rented as of September 30, 2009.  It is anticipated once the properties’ operations and leasing are stabilized, the partnership will receive positive cash flow from these rental operations.

The table below summarizes the rental operations for both the three and nine months ended September 30, 2009 ($ in thousands):

September 30,
2009
Rental income	$414

Operating expenses
Property taxes	110
Management, administration and insurance	185
Utilities, maintenance and other	95
Advertising and promotions	43
Total operating expenses	433
Earnings/(loss) before depreciation	(19)
Depreciation	107
Earnings/(loss)	$(126)

PORTFOLIO REVIEW – For the nine months ended September 30, 2009 and 2008

Loan Portfolio.

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate is located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

As of September 30, 2009 and 2008, the partnership held 126 and 142 secured loans, respectively, in the following locations and categories ($ in thousands):

	September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
Location
San Francisco Bay Area	$193,380	69%	$198,556	55%
Other Northern California counties	58,919	21	59,914	17
Southern California counties	28,374	10	101,320	28
Total	$280,673	100%	$359,790	100%

Property type
Single Family	$187,137	67%	$264,580	73%
Apartments	12,114	4	10,763	3
Commercial	78,748	28	81,968	23
Land	2,674	1	2,479	1
Total	$280,673	100%	$359,790	100%

Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.  The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks.  Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types.  As of September 30, 2009 and 2008, $156,093 and $215,891, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

Further, due to the nature of condominiums and a borrower's ownership interest therein, the partnership may have less flexibility in realizing on the collateral upon a default on the part of the borrower.  Among other things, the partnership must consider the governing documents of the homeowners association and the state and local laws applicable to condominium units, which may require an owner to obtain a public report prior to the sale of the units.

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership as of September 30, 2009.

		Amount
	# of Loans	(in thousands)	Percent

First trust deeds	67	$132,241	47%
Second trust deeds	56	147,820	53
Third trust deeds	3	612	—
Total	126	$280,673	100%

Maturing prior to December 31, 2009	19	$65,674	23%
Maturing during 2010	25	108,977	39
Maturing during 2011	21	22,311	8
Maturing after December 31, 2011	61	83,711	30
Total	126	$280,673	100%

Average loan		$2,228	0.79%
Largest loan		$37,923	13.51%
Smallest loan		$65	0.02%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan (1)			68.24%

(1)  Based on appraised values and prior liens at the time of the closing on the loan.  The loan to value computation does not take into account subsequent increases or decreases in security property values following consummation of the loan nor does it include changes through amortization of the senior mortgage, if any.  Property values have likely changed, particularly over the last two years, and the portfolio’s current loan to value ratio is likely higher than this historical ratio.

As of September 30, 2009, the partnership’s largest loan, with unpaid principal balance of $37,923,000 represented 9.37% of the partnership’s assets and 13.51% of its receivable balance.  Interest revenue on this loan accounted for approximately 9.44% of interest revenue for the nine months ended September 30, 2009.  This loan is secured by a second deed of trust on a condominium complex located in Sacramento County, California.  This loan matures in January 2010 and bears interest at a rate of 9.25%.

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

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on June 30, 2010, carries an interest rate on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  If there are no outstanding defaults on the line at the maturity date, the partnership has an option to convert the line of credit to a term loan that would be payable over 36 months. The outstanding balance was $85,000,000 at September 30, 2009 and December 31, 2008.  The interest rate was 2.75% at September 30, 2009 and December 31, 2008.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.

The line of credit requires the partnership to comply with certain financial covenants.  As a result of the loss reported for the third quarter and nine months ended September 30, 2009 the partnership was not in compliance with the earnings covenants at September 30, 2009, but was in compliance at December 31, 2008.  As a result of non-compliance, the banks have the option under the loan agreement to increase the interest rate otherwise in effect by two percentage points.  Management expects the banks to exercise this option in the fourth quarter of 2009.  The non-compliance with the year-to-date earnings covenant is expected to continue for the full-year results at December 31, 2009.  Management expects to complete negotiation of a resolution of these covenant matters with the banks in the first quarter of 2010, and believes that other than the reduction in earnings resulting from the increased interest rate, there will be no other material impact on the partnership’s financial position or results of operations during the negotiation period.  While the definitive terms of the resolution will not be known until negotiations are completed, management anticipates that the partnership may be expected to begin pay down of the amount owing as cash becomes available from operations, loan payoffs, and property sales, beginning as early as the fourth quarter of 2009 and no later than the first quarter of 2010 at amounts and terms to be negotiated.

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

At the time of their subscription for units in the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions of earnings from the partnership, or to compound earnings in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three years, change the election and receive monthly, quarterly or annual cash distributions.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.

Earnings allocable to limited partners (the partners’ pro-rata share of then estimated net income, after allocation of syndication costs and income allocated to general partners), was $2,276,000 and $5,345,000 for the three months ended September 30, 2009 and 2008, respectively, and $8,821,000 and $15,991,000 for the nine months ended September 30, 2009 and 2008, respectively.  The earnings allocable to limited partners are computed prior to the end of each calendar month, and are based on estimates of net income for the period (and of year-to-date and full year net income).  These estimates differ from the reported net income at September 30, 2009, primarily as a result of the increases in the provision for loan losses and the impairment losses on real estate.

Limited partners electing to receive distributions represented 44% and 41% of the limited partners at September 30, 2009 and 2008, respectively.  As a result of the net loss incurred in the third quarter of 2009 (and the anticipated net loss for the full year) cash distributions made through September 30, 2009, will be recorded in the individual partners’ accounts as a return of capital.

It is not anticipated limited partners will see a quick or large increase in the earnings or distributions in the remainder of 2009 and into 2010.  Rather, earnings and distributions, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves. If borrowers continue to default on their loan obligations, if the partnership's need for cash increases substantially, or if earnings allocable to limited partners is a net loss, then distributions may be reduced or eliminated.  As with the recovery of the real estate market and the economy in general, it is anticipated rebuilding earnings and cash flows will be a slow process.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties set forth in the partnership agreement.  After a one-year period following the date of purchase of their units, limited partners may withdraw all or part of their capital accounts from the partnership in four quarterly installments, subject to a 10% early withdrawal penalty.  After five years from the date of purchase of their units, limited partners have the right to withdraw from the partnership on an installment basis.  Generally this is done over a five-year period in twenty quarterly installments.  Once a limited partner has been in the partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in 20 quarterly installments or longer.

Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for most limited partners has yet to expire, as of September 30, 2009, many limited partners may not as yet avail themselves of this provision for liquidation.

Withdrawal requests rose throughout 2008 and during the first quarter of 2009.  In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and announced that it would not be accepting new liquidation requests until further notice.  Liquidation requests of approximately $2,700,000 remained unfulfilled at March 31, 2009 and liquidations for future quarters are suspended until future notice.

The partnership is unable to predict when liquidations will resume or distributions will increase, as it will depend on its ability to collect monies due from borrowers and to dispose of or receive rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market.  However, it is anticipated that liquidations will not resume for the remainder of 2009 and into 2010.  In the event the current economic downturn worsens, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended.  For the foreseeable future, the partnership intends to utilize available cash flows to implement its normal operations, protect its security interests in properties, maintain its real estate holdings, and pay down amounts due under its line of credit.  It is anticipated that liquidation payments will resume only when the partnership’s cash flows improve to levels that enable the partnership to accomplish these objectives.
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

Current Economic Conditions.

The partnership makes mortgage loans primarily secured by deeds of trust on California real estate.  The majority of its lending is concentrated in the San Francisco Bay Area and the outlying communities.  The economic health of California and in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values which provide the underlying collateral for our loans.  In December 2007, California along with the rest of the United States began to experience what has turned out to be the most severe and prolonged economic recession in more than 50 years.  The downward trend in economic productivity and the depth of the recession accelerated significantly in the fourth quarter of 2008 when the national gross domestic product declined at an annual rate of 5.4% and continued to decline in the first and second quarters of 2009; at an annual rate of 6.4% and 1.0%, respectively, before slightly recovering in the third quarter of 2009 with an increase at an annual rate of 3.5% (from the second quarter of 2009), according to the “advance” estimate released by the Bureau of Economic Analysis..

During this recession many events have buffeted the United States economy, particularly the financial system and the business sector.  These events include, among others:  the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); the forced merger of Wachovia Bank; the takeovers of over 120 banks by the FDIC in 2009; governmental financial assistance provided to United States automakers; the bankruptcies of Chrysler Corporation and General Motors; and historic write downs of mortgages held by banks.  These factors have exposed the financial system to increased risks and decreased consumer confidence.

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

In response to the reduced economic activity businesses have made significant reductions in their workforces, which have caused an increase in unemployment.  Since January of 2008, the national unemployment rate has risen dramatically from 4.9% to 9.8% as of September 2009.  Likewise, California’s unemployment rate has increased from 6.1% in January 2008 to 12.2% as of September 2009.   The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations and caused concerns among workers regarding their job security. Both of these factors have lowered overall confidence, particularly as it relates to one’s own financial circumstances.

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

In California, loan defaults and the subsequent filings of notices of default to enforce lenders’ remedies against defaulted borrowers rose throughout most of 2007 and 2008.  However in the third quarter of 2009, the number of notices of default filed decreased by 10.3% from the second quarter of 2009, but was 18.5% higher than the third quarter of 2008. Likewise, trustee’s deeds issued at the foreclosure sale of a property decreased in San Francisco County from 192 during the third quarter of 2008 to 179 during the third quarter of 2009.  That number also decreased in Los Angeles County from 11,690 during the third quarter 2008 to 7,927 during the third quarter of 2009.

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

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are currently near historic lows.  Freddie Mac reports for September 2009, the 30-year fixed-rate mortgage interest rate averaged 4.95% with an average cost of 0.7 points.  Last year at this time, the interest rate on the same loan averaged 6.04% and cost 0.7 points.  The lower interest rates have helped homeowners qualify for mortgages and provided those seeking to purchase residential property with lower payment rates and increased affordability.  This improved affordability is one likely reason why residential real estate sales volumes have been increasing since July 2008.  In September 2009, California sales volumes of new and resale houses and condominiums rose 2.1% from September 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home, as reported by Dataquick, was $251,000 in September 2009, a 2.0% increase from June (which increased 10.0% from March 2009) but an 11.3% drop from $283,000 in September 2008.   These value declines from 2008 have caused great difficulties for residential owners and their lenders.  Owners desiring to sell property often must face the prospect of selling at prices less than their acquisition cost, resulting in a loss to the owner.  Lenders on secured properties often find the decline in values has tightened their lendable equity or in some instances resulted in their loan being larger than the collateral property is worth.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties.  This situation may cause or even force borrowers to hold their existing financing longer than they normally would choose or originally anticipated due to the lack of other financing alternatives or the inability to sell the property and pay off the existing debt through property sale.

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

In light of the current economic conditions, the partnership has been increasing the allowance for loan losses, and has taken other actions to protect the partnership’s investment in the loans and the capital of its investors. Nevertheless, the partnership is experiencing increased loan delinquencies, lower levels of loan repayments, increased numbers of loan extensions, workouts and foreclosures as some borrowers are unable to meet their financial obligations.  In some instances, the partnership anticipates realizing losses should it take back the real estate securing these loans and choose to immediately sell the property.  The partnership may also consider accepting less than the amount owed on a mortgage to facilitate the sale of real estate at its current market value, commonly known as a short sale.  The partnership believes it may be beneficial, in some cases to hold a property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements.  Given the difficult economic environment, the partnership anticipates holding many of the properties it forecloses upon for periods of time rather than immediately selling the properties.  In the interim, this will result in the partnership being a holder of both debt on and equity in California real estate.

Contractual Obligations.

The partnership also makes loans requiring periodic disbursements of funds. As of September 30, 2009, there were seven such loans.  These loans are divided into two classifications:  Construction Loans and Rehabilitation Loans.

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

A summary of the status of the partnership’s loans which are periodically disbursed, as of September 30, 2009, is set forth below: (in thousands)

	Construction	Rehabilitation

Disbursed funds	$—	$18,314
Undisbursed funds	—	670

Total	$—	$18,984

A summary of the contractual obligations of the partnership as of September 30, 2009 is set forth below (in thousands):

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Line of credit	$85,000	$85,000	$—	$—
Construction loans	—	—	—	—
Rehabilitation loans	670	670	—	—

Total	$85,670	$85,670	$—	$—

If there are no outstanding defaults on the line of credit at the maturity date, there is an option to convert the line to a term loan that would be payable over 36 months.

Part I – Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements the partnership has elected not to report on this item.

Part I – Item 4T. CONTROLS AND PROCEDURES

As of September 30, 2009, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of November, 2009

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
November 16, 2009

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
November 16, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 16, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended September 30 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 16, 2009