Form 10-K
period 2009-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2010-03-31
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
 (Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 365-5341
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] YES     [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] YES    [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] YES    [X] NO

The registrant’s limited partnership units are not publicly traded and therefore have no market value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus, dated August 4, 2005, and Supplement No. 6 dated April 28, 2008, included as part of the Post Effective Amendment No. 8 to the Registration Statement on Form S-11 (SEC File No. 333-125629) are incorporated in the following sections of this report:

•	Part I – Item 1 - Business
•	Part II – Item 5 – Market for the Registrant’s “Limited Partnership Units,” Related Unitholder Matters and Issuer Purchases of Equity Securities
•	Part III – Item 11 –Executive Compensation
•	Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence”

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2009

Part I

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2010 annualized yield estimates, additional foreclosures in 2010, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors VIII is a California Limited Partnership organized in 1993, which makes loans secured primarily by first and second deeds of trust on California real property.  Michael R. Burwell, Gymno Corporation and Redwood Mortgage Corp. (RMC), both California Corporations, are the general partners of the partnership. The address of the partnership and the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.

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

The general partners are solely responsible for managing the partnership business, subject to the rights of the limited partners to vote on specified matters.  Any one of the general partners acting alone has the power and authority to act for and bind the partnership. A majority of the outstanding limited partnership interests may, without the consent of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners.  The approval of the majority of limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners. The allocation to the general partners (combined) may not exceed 1%. The limited partners elect, at the time of their subscription for units, to (a) receive a monthly, quarterly or annual cash distributions of their pro-rata share of profits or (b) have earnings credited to their capital accounts and used to invest in partnership activities.  The election to receive cash distributions is irrevocable.  Subject to certain limitations, a compounding investor may subsequently change his election.  Monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.  Income taxes – federal and state - are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership.  Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments.

There are substantial restrictions on transferability of units and accordingly an investment in the partnership is non-liquid.  Limited partners have no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of partnership units. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty.  The 10% penalty is applicable to the amount withdrawn as stated in the notice of withdrawal and will be deducted from the capital account. Once a limited partner has been in the partnership for the minimum five-year period, no penalty is imposed if the withdrawal is made in twenty quarterly installments or longer.  Notwithstanding the minimum withdrawal period, the general partners, at their discretion, may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to when such sums could have been withdrawn without penalty. The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital account is restricted to the availability of partnership cash flow.  Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year may be liquidated during any calendar year.

The partnership’s primary purpose is to invest its capital in loans with first and second deeds of trust secured by California properties.  The partnership’s objectives are to make investments which will: (i) provide the maximum possible cash returns (ii) preserve and protect the partnership’s capital.  Loans are arranged and serviced by RMC.  The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.  The excess of the total debt, including the partnership’s loan, and the value of the collateral is the protective equity. The partnership’s lending and investment guidelines and criteria are more fully described under the section entitled “Investment Objectives and Criteria”, on pages 40-44 of the Prospectus, a part of the above-referenced Registration Statement, which is incorporated herein by reference.

General Economic Conditions.

Beginning in 2007, the United States began to experience what has turned out to be the deepest, most devastating recession since the Great Depression of the 1930’s. Statistics comparing this recession, commonly called the “Great Recession,” to all other economic downturns (except the Great Depression) don’t begin to come close to the deep negative statistics of these two watershed economic events.  The ongoing negative effects on employment, Gross Domestic Product, business incomes, personal incomes, personal wealth, bank failures, governmental deficits, real estate values, home ownership, consumer confidence, and credit cessation are difficult to fathom as the magnitudes of economic demise has been so great and so sudden relative to other recessions.  The overall impact and results of these changes has been virtually impossible to comprehend because this economic crisis, unlike others, was precipitated by a crisis in the United States’ capital markets.

The crisis in the capital markets and resulting recession in the United States began in December 2007 and continued to deepen as 2008 progressed.  The Gross Domestic Product (GDP), the output of goods and services produced by labor and property located in the United States, began the first quarter of 2008 with a decrease of 0.7 percent, then ticked up 1.5 percent in the second quarter before progressively declining with a 2.7 percent drop in the third quarter and a dramatic fourth quarter 2008 decrease of 5.4 percent.  The effects of the long economic slow down were not to cease in 2008 and continued to worsen in 2009.  In the first quarter of 2009, GDP tumbled further by 6.4 percent and again declined 0.7 percent in the second quarter. The third and fourth quarters of 2009 saw GDP increases of 2.2 percent and 5.6 percent.  However, for the year 2009 GDP decreased from its 2008 level by 2.4 percent.  The late 2009 increases, while meaningful, have not begun to erase the prior year and a half of continuous declines in GDP.  A long-term, consistent set of GDP gains will be necessary for the economy to start to recover and keep that recovery sustainable.

As a result of the dysfunctional capital markets the United States economy generally and the real estate markets in particular, faced a meltdown in the third quarter and fourth quarters of 2008.  Among the events that collided and contributed to the virtual seizure of the financial system were: the failure of the brokerage firm Lehman Brothers; the forced mergers of Bear Stearns and Merrill Lynch; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the forced merger of Wachovia Bank; the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); and the $85 billion government bailout of American International Group, Inc. (AIG), one of the worlds largest insurers.

The fallout and impact of this virtual financial seizure in late 2008 began to assert their effects in 2009.  Some of the areas that saw affect were bank failures, further credit availability reductions, further real estate value reductions, continued loan delinquencies and increased foreclosures.  During 2009, 140 banks failed and were taken over by the FDIC.  Continuing in 2010, 30 banks failed through March 15, 2010.  Credit, one of the necessary components of a functioning economic system, virtually ceased to exist and the financial system became illiquid.  Real estate, already suffering from record loan delinquencies and reductions in values throughout late 2007 and 2008, is a heavy user of credit.  As the capital markets constricted and then almost ceased financing for real estate became ever more unavailable.  This magnified the weaknesses in the already difficult real estate markets and caused further uncertainty, difficulty in completing transactions, increased loan delinquencies, and helped cause further real estate value reductions.  Without available real estate credit, owners of real estate could not efficiently sell or refinance property, as underwriting standards materially continued to evolve, tighten and reduce the types of qualifying properties borrower standard that are deemed acceptable risks. In many cases, all cash transactions were necessary to complete a purchase.

In response to these events and to help bolster the financial and capital markets, the United States government, through the Federal Reserve and Treasury, adopted many measures.  These measures include among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00 percent to 0.25 percent and enactment of the Emergency Economic Stabilization Act.  While these efforts have provided much needed assistance in keeping the capital markets and financial system from a complete collapse, they have not fully stabilized or fully returned the overall capital markets and financial systems to health. The primary sources of lending capital remaining to real estate borrowers have been reduced to loans that may be sold to Fannie Mae, Freddie Mac, FHA and a few large well-capitalized portfolio lenders.  This curtailment of lending to real estate in general has resulted in a real estate credit crisis that is leaving borrowers and purchasers without available sources of credit.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs which has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate, in some cases only all cash buyers at vulture prices.  In general, this contributes to a reduced demand for real estate and a real estate market that lacks solid markers to value due to distressed sales which may dominate markets or skew market indicators of value.

The economic downturn continues to impact the United States and California’s unemployment figures.  Unemployment for the nation had risen to 6.9 percent by the end of 2008, and continued to rise during 2009.  Average national unemployment rose to 8.2 percent during the first quarter of 2009, then to 9.3 percent in the second quarter, 9.7 percent in the third quarter, and to 10.0 percent as of December 2009. By the end of 2009, national unemployment was at the highest level in over 25 years. California’s unemployment mirrored the nation with unemployment rising significantly throughout 2008 and 2009.  California’s unemployment rate began 2009 at 9.2 percent and ended the year at 12.3 percent.  The California unemployment rate is the highest it has been since the Bureau of Labor Statistics started keeping records in 1976; in many areas within the state, unemployment rates are at their highest levels since the Great Depression.  These figures do not include the underemployed, where a worker is either employed below their skill level, forced to work part time, or unproductive due to overstaffing.  According to some estimates, up to 20 percent of the nation’s labor force may be underemployed, meaning they are contributing less to the nation’s productivity and spending less because of reduced income and uncertainty about their employment situation.  Overall, the rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.  In situations where workers have lost jobs they may not be able to meet their financial obligations.

In reaction to the economic distress and uncertainty, the consumer has become pessimistic.  The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy.  Generally consumer confidence is high when the unemployment rate is low and GDP growth is high; consumers are also more likely to spend when confidence is high.  The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic.  At the start of 2008, consumer confidence index was at 87.3. By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3.  Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s from May 2009 through February 2010.

In line with the general worsening of the United States’ economy in 2008 and early 2009 and the decline in consumer confidence, the housing market experienced high volumes of delinquencies and foreclosures.  According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on residential properties fell to 9.47 percent as of the end of the fourth quarter of 2009, down slightly from the third quarter, but still up 1.59 percent from the fourth quarter of 2008.  The delinquency rate includes loans that are past due but not in foreclosure.  The percentage of loans in foreclosure at the end of the fourth quarter of 2009 was 4.58 percent, an increase of 0.11 percent from the third quarter and 1.28 percent increase from the fourth quarter of 2008.  The combined percentage of loans in foreclosure or past due at the end of the fourth quarter of 2009 was 15.02 percent, the highest ever recorded in the MBA delinquency survey.  In California, delinquencies and foreclosures are higher than the national figures.  In the first quarter of 2009, the number of foreclosures filed peaked at 135,431 – the highest number ever recorded.  In the second quarter, foreclosure filings dropped to 124,562, then to 111,689 in the third quarter and down to 84,568 in the fourth quarter of 2009.  Overall, foreclosure filings were up 12.4% from the fourth quarter of 2008 to the fourth quarter of 2009.  The number of Trustees Deeds recorded in the state of California, or the number of house or condo units taken over by the lender, totaled 51,060 during the fourth quarter.  That was up 2.1 percent from 50,013 from the third quarter, and up 10.6 percent from 46,183 for the fourth quarter of 2008.  The all-time peak was 79,511 in the third quarter of 2008.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate.  The 10-year rate began 2008 at an average rate of 3.74 percent, rose to a high of 4.10 percent in June, and then fell to 2.42 percent in December 2008.  In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  As of February 2010, rates were back up to 4.99 percent.  While low by historic standards, the rates are not sufficiently low to entice concerned consumers to take on mortgage debt.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  In California, the median home price was $264,000 in December 2009, up 6.0 percent from $249,000 in December 2008.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009.  In December 2009, the median home price in the nine-county San Francisco Bay area reached $380,000, a 15.2 percent increase from December 2008.  The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.  During the same time period, sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and further as of February 2010, when the annual rate was 5,020,000.  According to DataQuick, 41,837 homes were sold in California in December 2009, a 10.6 percent increase from the 37,836 sales in December 2008.  Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is some speculation that volumes could continue to decline after the First-Time Homebuyer Tax Credit expires on April 30, 2010.

As a result of the dysfunction in the capital markets and the deepening recession in the United States, the Federal Reserve instituted a number of lending programs to provide well-secured, mostly short-term credit to the financial system.  As financial conditions in the United States started to show signs of improvement in late 2009 and early 2010, the Federal Reserve began phasing out these lending programs.  The last of the major programs still in operation is the Term Asset-Backed Securities Loan Facility (TALF), which has supported the market for asset-backed securities. The TALF is scheduled to close on March 31, 2010, for all loans except those backed by newly issued commercial mortgage-backed securities; on June 30 the TALF will close for all loans.  The Fed’s lending programs may have helped hold down interest rates; it is too early to tell if rates will rise in the absence of Fed intervention.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  In the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Commercial real estate sales in the Bay Area plummeted from a high of almost $30 billion in 2007 to under $3 million in 2009.  Colliers reports that, in San Francisco, direct rents (not including subleases, which are often priced considerably lower) on Class A and Class B office dropped from $50.41 and $39.80 per square foot per year, respectively, at the end of 2007, to $41.20 and $35.60 by the end of 2008, and then down to $32.63 and $26.20 per square foot per year by the end of 2009.  Office rents in the Silicon Valley remained fairly resilient through most of 2008, but tumbled 10.3 percent to $2.26 per square foot per month during 2009.  Colliers expects that another 15% drop is likely before office rents stabilize, meaning rates could drop below $2.00 per square foot per month in the Silicon Valley for the first time since the first quarter of 2006.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009, vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley and 19 percent in San Francisco.  That compares with a vacancy rate of only 9.73 percent in Silicon Valley and 10.2 percent in San Francisco in the first quarter of 2008.  Both regions are expected to see further increases in vacancy rates during 2010.  All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area and in some cases since the recession in the early 1990s.

There is also growing concern over the number of commercial mortgages with balloon payments coming due in the near future.  Colliers estimates that, in the United States, $1.4 trillion in pending debt on commercial real estate will mature by 2013.  If lenders are unable or unwilling to extend or renew financing to these borrowers, they will be forced to default, resulting in increased downward pressure on the commercial real estate market.  Foreclosing lenders must decide whether to retain properties or sell in the distressed market as it exists, devoid of financing and lacking in competitive buyers.

In light of the current economic conditions, the partnership has been increasing its allowance for loan losses, protecting loan interests in its collateral, and taking back collateral.  In some instances, the partnership anticipates realizing losses should it choose to immediately sell properties it acquires.  The partnership believes it may be beneficial, in some cases, to hold property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements or improved management.  The current difficult economic conditions are not conducive to real estate sales and values, and make holding property taken in foreclosure attractive until more normal sales conditions result.  This tactic will cause the partnership to hold properties as investments.

Competition

The mortgage lending business is highly competitive, and the partnership will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business.  Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership.  Increased competition for mortgage loans could lead to reduced yields and fewer investment opportunities.

Secured Loan Portfolio.

The partnership generally funds loans with a fixed interest rate and a five-year term.  As of December 31, 2009, approximately 88% of the partnership’s loans (representing 91% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years.  As of December 31, 2009, approximately 35% of the loans outstanding (representing 60% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the total debt, including the partnership’s loan, and the value of the collateral is the protective equity.

As primarily an “asset” lender, the partnership’s reduced emphasis on the creditworthiness of a borrower may increase the risk of defaults on loans made by the partnership.  Accordingly, the partnership may have a level of delinquency within its portfolio that is generally higher than that of traditional lending and banking institutions which are typically “credit” lenders.

The following table summarizes the secured loan portfolio unpaid principal balance activity for the years ended December, 31 ($ in thousands).

	2009	2008
Beginning unpaid principal balance	$363,037	$305,568
New loans added	11,301	99,839
Borrower repayments	(24,244)	(36,131)
Sale of loan	—	(4,072)
Foreclosures	(75,776)	(2,068)
Other	(5,873)	(99)
Ending unpaid principal balance	$268,445	$363,037

The partnership’s loans are at fixed rates of interest that ranged from 5.00% to 11.00% at December 31, 2009 and 5.00% to 12.50% at December 31, 2008.

Secured loans had the characteristics presented in the tables following at December 31($ in thousands).

	2009	2008

Number of secured loans	110	143
Secured loans – unpaid principal balance (or Principal)	$268,445	$363,037

Average secured loan	$2,440	$2,539
Average secured loan as percent of total secured loans	.91%	0.70%
Average secured loan as percent of partners’ capital	.78%	0.76%

Largest secured loan	$37,923	$38,976
Largest secured loan as percent of total secured loans	14.13%	10.74%
Largest secured loan as percent of partners’ capital	12.18%	11.65%
Largest secured loan as percent of total assets	9.45%	9.17%

Smallest secured loan	$67	$23
Smallest secured loan as percent of total secured loans	0.03%	0.01%
Smallest secured loan as percent of partners’ capital	0.02%	0.01%
Smallest secured loan as percent of total assets	0.02%	0.01%

Number of counties where security is located (all California)	28	33
Largest percentage of secured loans in one county	30.05%	23.01%

Number of secured loans in foreclosure status	9	5
Secured loans in foreclosure – unpaid principal balance	$22,313	$6,165

Number of secured loans with an interest reserve	1	7
Interest reserves	$244	$1,591

As of December 31, 2009, the partnership’s largest loan, in the unpaid principal balance of $37,923,041 (representing 14.13% of outstanding secured loans and 9.45% of partnership assets) was secured by a condominium complex located in Sacramento County, California.  The loan bears interest at a rate of 9.25% and matures in January, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

	2009			2008
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	59	$126,702	47%	75	$190,765	53%
Second trust deeds	48	141,131	53	64	171,096	47
Third trust deeds	3	612	0	4	1,176	0
Total secured loans	110	268,445	100%	143	363,037	100%
Liens due other lenders at loan closing		291,912			343,399

Total debt		$560,357			$706,436

Appraised property value at loan closing		$805,457			$1,044,411

Percent of total debt to appraised
values (LTV) at loan closing (1)		69.57%			67.64%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

	2009			2008
Property type	Loans	Principal	Percent	Loans	Principal	Percent
Single family	82	$185,663	69%	106	$266,113	73%
Apartments	7	11,411	4	8	10,727	3
Commercial	20	70,538	26	25	83,692	23
Land	1	833	1	4	2,505	1
Total secured loans	110	$268,445	100%	143	$363,037	100%

Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.  The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks.  Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types.  As of December 31, 2009 and 2008, $157,594,000 and $214,838,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

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

	2009
Maturities	Loans	Principal	Percent
2010	24	$103,004	38%
2011	20	38,566	14
2012	20	60,916	23
2013	23	13,856	5
2014	6	1,086	1
Thereafter	7	4,984	2
Total future maturities	100	222,412	83
Matured at December 31, 2009	10	46,033	17
Total secured loans	110	$268,445	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, the partnership had the following loans more than 90 days delinquent in interest payments and/or on nonaccrual status:

	2009	2008
Secure loans more than 90 days delinquent
Number of loans (1)	25	21
Unpaid principal balance	$136,168	$83,576
Advances	15,768	11,427
Accrued interest	9,871	8,656

Secured loans in non-accrual status
Number of loans (1)	26	12
Unpaid principal balance	$104,653	$39,683
Foregone interest	$3,078	$—

(1)	Secured loans more than 90 days delinquent include 24 and 7 loans in 2009 and 2008, respectively, shown above as on non-accrual status.

At December 31, 2009 and 2008, the partnership had the following loans past maturity:

	2009	2008
Secured loans past maturity
Number of loans (2)	10	9
Unpaid principal balance	$46,033	$54,107
Percent of loans	17.15%	14.90%
Advances	2,930	11,309
Accrued interest	2,809	6,672

(2)	Secured loans more than 90 days delinquent include eight and nine loans in 2009 and 2008, respectively, shown above as past maturity.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a distribution of secured loans outstanding as of December 31, 2009 by California counties ($ in thousands).

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
San Francisco	$80,664	30.05%
Contra Costa	48,517	18.07
Alameda	38,802	14.45
Santa Clara	7,917	2.95
San Mateo	2,356	0.88
Napa	4,478	1.67
Solano	2,063	0.77
Marin	935	0.35
	185,732	69.19%
Other Northern California Counties
Sacramento	41,983	15.64%
San Joaquin	4,817	1.79
Fresno	4,057	1.51
Amador	2,827	1.05
Placer	1,310	0.49
El Dorado	67	0.03
Sutter	857	0.32
Monterey	687	0.26
All others	595	0.22
	57,200	21.31%
Southern California Counties
Los Angeles
San Diego	16,782	6.25%
Riverside	2,568	0.96
Santa Barbara	3,750	1.40
Orange	274	0.10
Ventura	694	0.25
Kern	828	0.31
San Bernardino	400	0.15
	217	0.08
	25,513	9.50%
Total	$268,445	100.00%

Regulations

We are subject to various federal, state and local laws, rules and regulations that affect our business.  Following is a brief description of certain laws and regulations which are applicable to our business.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this Form 10-K, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulations Applicable to Mortgage Lenders and Servicers.

We and Redwood Mortgage Corp., which originates and services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels.  In addition, proposals for further regulation of the financial services industry are continually being introduced.

These laws and regulations to which we and Redwood Mortgage Corp. are subject include those pertaining to:

•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	compliance with federal and state disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	secured transactions and foreclosure proceedings; and
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Some of the key federal and state laws affecting our business include:

•
Real Estate Settlement Procedures Act (RESPA).  RESPA primarily regulates settlement procedures for real estate purchase and refinance transactions on residential (1-4 unit) properties.  It prohibits lenders from requiring the use of specified third party providers for various settlement services, such as appraisal or escrow services.  RESPA also governs the format of the good faith estimate of loan transaction charges and the HUD-1 escrow settlement statement.

•
Truth in Lending Act.  This federal act was enacted in 1968 for the purpose of regulating consumer financing and is implemented by the Federal Reserve Board.  For real estate lenders, this act requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•
Home Ownership and Equity Protection Act (HOEPA) and California Bill 489.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages.  In 1995, the Federal Reserve Board issued final regulations governing “high cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds.  These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.  Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002, provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which equal or exceed the Fannie Mae/Freddie Mac conforming loan limits or less, with interest rates and fees exceeding a certain percentage or amount threshold.  The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations.  When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•
Mortgage Disclosure Improvement Act.  Enacted in 2008, this act amended the Truth in Lending Act regulating the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•
Home Mortgage Disclosure Act.   This act was enacted to provide for public access to statistical information on a lenders’ loan activity.  It requires lenders to disclose certain information about the mortgage loans it originates and purchases, such as the race and gender of its customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information.

•
Red Flags Rule.  The Red Flags Rule, which becomes effective on August 1, 2009, requires lenders and creditors to implement an identity theft prevention program to identify and respond to loan applications in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses which have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information.  As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

Recent or Pending Legislation and Regulatory Proposals.

The recent credit crisis has led to an increased focus by federal, state and local regulatory authorities on the mortgage industry.  Federal and state regulators are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection, which could have a broader impact across the mortgage industry.  In addition, the U.S. economy is currently experiencing a prolonged and severe recession, which has and will likely continue to cause increased delinquencies, continued home price depreciation and lower home sales.  In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes.  It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or what impact they will have on our business and the mortgage industry generally.

Following is a brief description of several key initiatives, actions and proposals that may impact the mortgage industry:

•
Guidance on Nontraditional Mortgage Product Risks.   On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid.  In January 2008, in response to this federal guidance on non-traditional mortgage loans, California enacted SB 385 which requires lenders offering non-traditional mortgages on primary residential properties to provide additional disclosure information pertaining to the terms of the loan offered, as well as a comparison to other loan products that may be available in the marketplace.  The California Department of Real Estate defines ‘non-traditional’ mortgages as those in which there is a deferral of either principal or interest in the loan.  We do not make non-traditional loans on primary residential properties.

•
Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages.  On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate.  The guidance encourages servicers to take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures.  Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.  Servicers are instructed to consider the borrower’s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower’s total monthly housing-related payments as a percentage of the borrower’s gross monthly income, the borrower’s other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

•
Housing and Economic Recovery Act of 2008:  Enacted in July 2008, this legislation, among other things, established new Fannie Mae, Freddie Mac and FHA conforming loan limits and established a new Federal Housing Finance Agency.  It also established the new “HOPE for Homeowners Program” to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products.  This act also provided for a comprehensive, nationwide licensing and registry system for mortgage originators.  The federal direction to states to adopt national loan originator licensing standards will be implemented in California through the California Department of Real Estate (DRE).  Much of what has been adopted at the federal level has already been in effect in California under the DRE’s regulatory authority for a number of years.  It is anticipated that new standards relating to continuing education requirements, among other things, will be incorporated into DRE regulations, once implemented.

•
New Regulations Establishing Protections for Consumers in the Residential Mortgage Market. In 2008, the Federal Reserve Board issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act (HOEPA). For mortgage loans governed by HOEPA, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer’s ability to repay.  For a new category of closed-end “higher-priced” mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans.  For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures within three business days following the receipt of an application.  The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2009, with certain exceptions.

•
Proposed Amendments to the U.S. Bankruptcy Code:  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown.  Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers.  While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

Item 1A – Risk Factors (Not included as smaller reporting company)

Item 1B – Unresolved Staff Comments

Because the partnership is not an accelerated filer, a large accelerated filer or a well-seasoned issuer, the information required by Item 1B is not applicable.

Item 2 - Properties

Properties generally are acquired by foreclosure on impaired loans, and may be classified as “real estate held for sale” or “real estate held as investment”. Several factors are considered in determining the classification of owned properties and include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the criteria are met in accordance with U.S. generally accepted accounting principles (GAAP).  As a property’s status changes, reclassifications may occur.

Real estate held for sale activity and changes in the net realizable value, if any, are summarized in the table following for the years ended December 31.

	2009	2008
Balance at the beginning of the year	$5,113	$3,979
Acquisitions	9,113	1,766
Dispositions	(2,278)	(695)
Improvements/betterments		63
Charge-offs	(3,117)	—
Change in net realizable value	(729)
Balance at the end of the year	$8,102	$5,113

Number of properties	7	2

Property type
Single family	$7,725	$5,113
Apartments	377	—
Balance at the end of the year	$8,102	5,113

In February 2008, the partnership acquired by foreclosure a single family residence located in Hayward, California. The partnership’s total investment in the loan was $391,000. Additional expenditures of $11,000 were made to prepare the residence for sale.  In July 2008, the property sold for net proceeds of $270,000.

In April 2008, the partnership acquired by deed in lieu of foreclosure a single family residence located in La Quinta, California.  The total investment in the loan was $1,269,000 at foreclosure.  Subsequent to acquisition the partnership capitalized $63,000 in improvements and furnishings.

In April 2008, the partnership acquired by foreclosure a single family residence located in San Diego, California. subject to a first deed of trust securing a loan of $325,000.  At acquisition, the partnership’s total investment in the loan was $660,000.  The partnership made the monthly payment due on the first lien until the property was sold in November of 2008 for net proceeds of $425,000.

In February 2009, the partnership acquired by foreclosure a single-family residence located in Woodland, California subject to a first deed of trust securing a loan of $245,000.  At acquisition, the partnership’s investment in the loan had been fully reserved.

In July 2009, the partnership acquired by foreclosure two loft (condominium) units located in San Francisco, California subject to a first deed of trust securing a loan of $838,000.  At acquisition the partnership’s investment in the loan totaled $1,986,000.  The partnership since acquisition paid down principal of $164,000 on the first mortgage.

In July 2009, the partnership acquired by foreclosure two loft (condominium) units located in San Francisco, California with each unit subject to a first deed of trust securing loans totaling $771,000.  At acquisition the partnership’s investment in the loan totaled $1,046,000.  The partnership since acquisition has paid down principal of $10,000 between the two first mortgages.

In October 2009, the partnership acquired by foreclosure an eight-unit apartment complex located in Stockton, California.  At acquisition the partnership’s investment in the loan totaled $377,000.

In December 2009, the partnership acquired by foreclosure a single-family residence located in Perris, California.  At acquisition the partnership’s investment in the loan totaled $65,000.

The partnership owns since 2002 a single-family residence that was transferred via a statutory warranty deed to Russian Hill Property Company, LLC (“Russian”).  Russian was formed by the partnership to complete the development and sale of the property.  The assets, liabilities and development or sales expenses of Russian are consolidated into the accompanying consolidated financial statements of the partnership.

Real estate held as investment activity and changes in the valuation allowances, if any, are summarized in the table following for the years ended December 31.

	2009	2008
Balance at the beginning of the year	$20,580	$19,630
Acquisitions	80,510	—
Dispositions	—	—
Improvements/betterments	2,250	1,799
Designated real estate held as investment	—	—
Depreciation	(507)	—
Change in net realizable value		(849)
Balance at the end of the year	$102,833	$20,580

Number of properties	8	4

Property type
Single family	$4,140	$3,858
Multi-unit	93,662	13,502
Land	5,031	3,220
Total	$102,833	$20,580

Accumulated depreciation
Balance at the beginning of the year	$—	$—
Depreciation	507	—
Balance at the end of the year	$507	$—

In February 2007, the partnership acquired by foreclosure a single-family residence located in Napa, California subject to a first deed of trust securing a loan of $500,000 and $344,000 of accrued interest and late fees.  At acquisition the partnership’s investment in the loan totaled $2,640,000.  In September, 2007 the senior lien holder was paid in full.  A single asset entity named Borrette Property Company; LLC (“Borrette”) holds title to the property.  The partnership beneficially owns 100% of the membership interests in Borrette.  The partnership has been pursuing legal remedies surrounding title conditions not disclosed to the partnership at the time of making the original loan. During 2008 and 2007, the partnership received two partial settlements of claims from the title insurance company totaling $1,149,000 and continues to seek further recoveries.  These proceeds were applied to reduce the partnership’s investment and as of December 31, 2009 the partnership has spent approximately $357,000 for property improvements and maintenance, which it has capitalized. The partnership commenced rental operations of the property in 2009.  As of December 31, 2009, the partnership’s investment in Borrette was approximately $1.9 million, net of accumulated depreciation of approximately $9,000.

In June 2009, the partnership acquired by foreclosure a 126-unit condominium complex located in Glendale, California.  At acquisition the partnership’s investment in the loan totaled $56,549,000. The partnership placed its interest in the title to the property in a single asset entity named Grand Villa LLC (“Grand Villa”) and commenced rental operations.  An independent, professional management firm has been engaged to oversee operations at the property.  As of December 31, 2009, 117 of the 126 units have been rented.  Revenue per square foot leased has been approximately $1.95.  As of December 31, 2009, the partnership’s total investment in Grand Villa was $56.1 million, net of accumulated depreciation of approximately $406,000.

In July 2009, the partnership acquired by foreclosure a lot located in San Rafael, California.  At acquisition the partnership’s investment in the loan totaled $1,210,000.

In September 2009, the partnership acquired by foreclosure 72 units in a 96-unit condominium complex located in Glendale, California.  At acquisition the partnership’s investment in the loan totaled $22,150,000. The partnership placed its interest in the title to the property in a single asset entity named Altura Avenue LLC (“Altura”) and commenced rental operations of the unsold 72 units (of the original 96 units) as 24 of the units were sold prior to the partnership’s foreclosure. An independent, professional management firm has been engaged to oversee operations at the property. As of December 31, 2009, 61 of the 72 units had been rented.  Revenue per square foot leased has been approximately $1.80.  As of December 31, 2009, the partnership’s total investment in Altura was approximately $22.1 million, net of accumulated depreciation of approximately $92,000.

In December 2009, the partnership and two affiliated partnerships jointly acquired by foreclosure an undeveloped parcel of land located in Ceres, California. The partnership’s investment totals $602,000.

The partnership owns a single family residence in San Francisco acquired by a foreclosure sale in 2004.  At the time the partnership took ownership of the property, the partnership’s investment in the loan totaled $1,937,000.  The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure.  The partnership decided to pursue development of the property by processing plans for the creation of two condominium units on the property.  The plans incorporate the majority of the existing improvements located on the property.  At December 31, 2009 and 2008, the partnership’s total investment in this property was $2,254,000 and $2,026,000, respectively.

The partnership owns land in Ceres, California acquired in 2004 by accepting a deed in lieu of foreclosure.  At acquisition the partnership’s investment in the loan totaled $4,377,000. Of the three parcels acquired, one was sold and two remain. At December 31, 2009 and 2008, respectively, the partnership’s investment in this property was $3,219,000.

The partnership owns a multi-unit property in San Francisco, California acquired by foreclosure in 2005.  At acquisition the partnership’s investment in the loan, together with three other affiliate partnerships, totaled $10,595,000.  Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”).  The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%.  The assets and liabilities of Larkin are consolidated into the accompanying consolidated financial statements of the partnership.  The property is not leased or occupied and does not generate any revenues.  The partnership and the affiliates have made and are continuing to make additional improvements in preparation for the planned sale of the property. As of December 31, 2009, approximately $5,316,000 in costs related to the development of this property had been capitalized.  The partnership pursued its effort to recover funds from the guarantors of the original loan and during the third quarter of 2006, obtained $431,000, representing the partnership’s pro rata share of the recovery, from one of the guarantors.  These proceeds were applied to reduce the partnership’s investment and as of December 31, 2009 the partnership’s investment, together with the other affiliated partnerships, totaled approximately $15.5 million.

Rental operations from the associated real estate held as investment are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 – Legal Proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Reserved

No matters have been submitted to a vote of the partnership.

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units,” Related Unitholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the units, and we do not anticipate that one will develop.

The partnership’s sixth offering of 100,000,000 units at $1 each (minimum purchase of 2,000 units) was completed on November 19, 2008 ($200,000,000 in units were previously offered and sold through separate offerings) through broker-dealer member firms of the Financial Industry Regulatory Agency (FINRA) on a “best efforts” basis.  Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or compounding the earnings.  Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties.  There is no established public trading market.  As of December 31, 2009, 7,852 limited partners had an aggregate capital balance of $311,214,000, net of formation loans and syndication costs.

A description of the units, transfer restrictions and withdrawal provisions is more fully described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement”, on pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference.

Annualized yields when income/(loss) is compounded or distributed monthly for the years 2007 through 2009 are outlined in the table below:

	Compounded	Distributed
2007	7.09%	6.87%
2008	5.30%	5.18%
2009	(6.69)%	(6.48)%

In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and will not be accepting new liquidation requests until further notice, and in March 2009 earnings distributions were also reduced.

During the years 2007, 2008 and 2009, net income/(loss) per $1,000 invested by limited partners on compounding accounts was $71, 53, and $(67), respectively; such net income/(loss) was credited/(debited) to such limited partners’ capital accounts.  During the years 2007, 2008 and 2009, net income/(loss) per $1,000 invested by limited partners on monthly distributing accounts was $69, $52 and $(65) respectively; the 2007 and 2008 net income was paid out as distributions to such limited partners.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers.  Criticized - as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values.  It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types in (such as land held for development and for units in a condominium conversion).

Loans and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

The partnership may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account.

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the unpaid principal balance of the loans.  An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured.  Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured.  When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed.   A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Real estate held for sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable.  Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses.  Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held as investment

Real estate held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the partnership’s accounting policies.

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

Related Parties.

The general partners of the partnership are RMC, Gymno Corporation and Michael R. Burwell.  Most partnership business is conducted through RMC, which arranges services and maintains the loan portfolio for the benefit of the partnership.  The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the partnership agreement. In the past the general partners have elected not to take the maximum compensation.  The following is a list of various partnership activities for which related parties are compensated.

Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  In 2009, 2008 and 2007, loan brokerage commissions paid by the borrowers were $129,000, $1,182,000 and $2,932,000, respectively.

Mortgage servicing fees

RMC, a general partner, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, RMC has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  RMC does not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.  There is no assurance that RMC will waive fees at similar levels, or at all, in the future.   RMC does not use any specific criteria in determining the exact amount of fees to be waived.

Mortgage servicing fees paid to RMC are presented in the table following for the years ended December 31 ($ in thousands).

	2009	2008	2007
Maximum chargeable	$4,534	$5,128	$4,158
Waived	(1,812)	(2,459)	(2,709)
Net charged	$2,722	$2,669	$1,449

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

Asset management fees paid to the general partners are presented in the table following for the past years December 31 (in thousands).

	2009	2008	2007
Maximum chargeable	$1,305	$1,282	$1,143
Waived	—	—	—
Net charged	$1,305	$1,282	$1,143

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Clerical costs from Redwood Mortgage Corp.

RMC, a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2009, 2008 and 2007, operating expenses totaling $450,000, $364,000 and $333,000, respectively, were reimbursed to RMC.

Contributed Capital

The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of December 31, 2009 and 2008, a general partner, Gymno Corporation, had contributed $95,000 and $265,000, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

Sales Commission – “Formation Loan” to Redwood Mortgage Corp.

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan, which reduces limited partners’ capital, is unsecured and non-interest bearing and is referred to as the “formation loan.”  For the offerings, sales commissions paid to brokers ranged from 0% (units sold by general partners) to 9% of gross proceeds.  The partnership had anticipated the sales commissions would approximate 7.6% based on the assumption that 65% of investors will elect to reinvest earnings, thus generating full 9% commissions.  The actual sales commission percentage for all six offerings combined was 7.5%.  Formation loans made to RMC were on a per offering basis.

The following table summarizes formation loan transactions through December 31, 2009 ($ in thousands):

	Offering
	1st	2nd	3rd	4th	5th	6th	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation loans made	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Repayments to date	(991)	(1,956)	(1,487)	(2,218)	(2,363)	(1,651)	(10,666)
Early withdrawal penalties
applied	(84)	(173)	(137)	(100)	(141)	(5)	(640)
Balance,
December 31, 2009	$—	$143	$594	$1,459	$3,157	$5,908	$11,261

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

As amounts are collected from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%.  An estimated amount of imputed interest is recorded for offerings still outstanding.  During 2009, 2008, and 2007, $680,000, $624,000, and $680,000, respectively, were recorded related to amortization of the discount on imputed interest.

Results of Operations.

The partnership’s operating results for the year ended December 31, 2009 and 2008 are discussed below ($ in thousands).

	Changes for the years ended December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Revenue
Loans
Interest	$(10,646)	(32)%	$4,639	16%
Late fees	(126)	(77)	(93)	(36)
Gain on sale of loan	(119)	(100)	119	—
Total loan revenue	(10,891)	(33)	4,665	16
Rental income	1,234	—	—	—
Imputed interest on formation loan	56	9	(56)	(8)
Other	(22)	(11)	27	15
Total revenues	(9,623)	(28)	4,636	16

Interest expense
Line of credit and other borrowings	392	14	747	38
Amortization of discount on imputed interest	56	9	(56)	(8)
Total interest expense	448	13	691	26

Provision for loan losses	25,546	333	5,880	329

Operating expenses
Mortgage servicing fees	53	2	1,220	84
Asset management fees	23	2	139	12
Clerical costs through Redwood Mortgage Corp.	86	24	31	9
Professional services	269	121	(200)	(47)
Rental operations	1,566	—	—	—
Impairment loss on real estate	729	—	—	—
Other	104	29	107	42
Total operating expenses	2,830	58	1,297	36
Net income (loss)
	$(38,447)	(210)%	$(3,232)	(15)%

Please refer to the above table throughout the discussions of Results of Operations.

Revenue – Loans – Interest

The interest on loans decreased for 2009 due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in non-accrual loans resulting in approximately $7,200,000 of foregone (interest not recorded for financial reporting purposes on loans designated as in non-accrual status)interest in 2009 compared to none for 2008.  The increase in interest on loans for 2008 was due to an increase in the average secured loan balance offset by a decrease in the average yield rate.  The table below recaps the yearly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
Year	Balance	Rate	Rate
2007	$280,688	9.87%	10.15%
2008	$345,864	9.42%	9.58%
2009	$327,594	9.06%	6.87%

Revenue – Loans – Gain on sale of loan

In 2008 the partnership was presented with an unsolicited offer to purchase a loan more than 90 days delinquent.  At the time of sale, the loan balance totaled $5,166,000.

Revenue – Rental Income

During the third quarter of 2009, the general partners determined three properties acquired by foreclosure, would best serve the partnership at this time and for the foreseeable future, to be rented rather than sold.  Two of these properties are condominium complexes which lend themselves to rental activities as the market for condominium units, and single family residences has slowed considerably.  A detached single-family residence is leased as well.  Independent, professional management firms were engaged to oversee operations at each property.

One condominium complex (100% owned by the partnership) has 126 units available for rent, of which 117 were rented as of December 31, 2009.  In the other condominium complex, the partnership owns 72 units, of which 61 were rented as of December 31, 2009.  It is anticipated once the properties’ operations and leasing are stabilized cash flow will be positive.

Interest Expense – Line of Credit and other Borrowings

The increased interest expenses for 2009 are related primarily to the partnership’s line of credit. The average daily borrowing for 2009 was $84,532,000 compared to $57,018,000 for 2008. Due to the partnership recognizing a net loss for the quarter ended September 30, 2009 and the year ended December 31, 2009, the partnership was in technical non-compliance with a financial-performance covenant on its line of credit.  In the fourth quarter of 2009,  the banks and the partnership entered into a forbearance agreement which included increasing  the interest rate charged on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009-and charged a forbearance fee of $148,000..  The effective interest rate for 2009 was 3.29% compared to 4.58% for 2008.

The increase for 2008 is due to an increase in the average daily borrowing to $57,018,000, compared to $21,774,000 for 2007.  Offsetting the increase in borrowings was a reduction to the average interest rate charged from 7.58% in 2007 to 4.58% for 2008.

Provision for losses on loans

The increases in provision for loan losses in 2009 and 2008 resulted from corresponding increases to the allowances for loan losses due to increased loan portfolio size in 2008 from 2007, increases to the number of loans designated as impaired (and therefore collateral dependent) and broadly declining property values.

Operating Expenses

The 2009 increase in mortgage servicing fees is due to less fees being waived by Redwood Mortgage Corp.  The 2008 increase in mortgage servicing fees is primarily due to the increase in the average loan portfolio from $280,688,000 for 2007, to $345,864,000 for 2008.

The increase for 2009 in asset management fees was due to a slightly greater average capital balance for the year compared to 2008.  The increase in asset management fees for 2008 was due to an increase in limited partners’ capital under management, which increased to $334,265,000 in 2008 from $311,065,000 in 2007.

The increase in professional services for 2009 was due to increases in professional costs for legal services, audits, tax return processing.  As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.  The decrease in professional fees for 2008 was due to 2007 including one-time costs related to the Sarbanes-Oxley Act.

The increase in rental operations for 2009 is due to the partnership’s decision to lease some of the properties acquired through foreclosure, rather than sell all acquired real estate.  Please see the earlier discussion under Revenue - Rental Income in this item.  The table below summarizes the rental operations for the year ended December 31, 2009 ($ in thousands):

2009
Operating expenses
Property taxes	352
Management, administration and insurance	374
Utilities, maintenance and other	255
Advertising and promotions	78
Total operating expenses	1,059
Depreciation	507
Total rental operations	$1,566

The impairment loss on real estate for 2009 is the result of declining property values related to the held for sale assets.  Management has adjusted the listing prices accordingly.

Allowance for Losses.

The allowance for loan losses is principally the total specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

	Number	Total	Total	Impaired	Average		Interest
	of	Impaired	Investment	Loans’	Investment	Interest	Income
	Impaired	Loan	Impaired	Loss	Impaired	Income	Received
Year	Loans	Balance	Loans	Reserve	Loans	Accrued	In Cash
2009	29	$146,956	$174,175	$20,884	$115,225	$9,367	$2,495
2008	12	$39,683	$56,274	$6,956	$49,976	$3,699	$509
2007	—	$—	$—	$—	$—	$—	$—

For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. The decline in real estate transactions and volumes has impacted adversely the protective equity for substantially all loans and the allowance for loan losses increased correspondingly.

The partnership may enter into a workout agreement with a borrower whose loan is past maturity or whose loan payments are delinquent.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow and maybe classified for financial reporting purposes as a troubled debt restructuring.  If a workout agreement cannot be reached, if the borrower repeatedly is delinquent and/or if the collateral is at risk, the general partners may initiate foreclosure by filing a notice of default.  This may result – unless the delinquency is satisfied by the borrower or a workout agreement is negotiated – in a foreclosure sale, often resulting in the title to the collateral property being taken by the partnership in satisfaction of the debt.  Both troubled debt restructurings and foreclosure sales may result in charge-offs being recorded as offsets to the allowance for loan losses. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Activity in the allowance for loan losses is presented in the table following for the years ended December 31 ($ in thousands).

	2009	2008
Balance at beginning of year	$11,420	$4,469

Provision for loan losses	33,214	7,668

Charge-offs, net
Charge-offs	(21,548)	(717)
Recoveries
Charge-offs, net	(21,548)	(717)

Balance at end of year	$23,086	$11,420

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	6.58%	0.21%

The partnership may restructure loans which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  Six troubled debt loans were restructured in 2008 resulting in a loss of $2,482,000 which was offset against the loan loss reserve. During 2009, the partnership restructured 22 loans resulting in a loss of $604,000 which was offset against the allowance for loan losses.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the partnership’s line of credit and sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.

Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years.  The partnership’s loans generally have shorter maturity terms than typical mortgages.  As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans.  In addition, the relatively higher than median nature of our average loan balances makes it more difficult for many of our borrowers to refinance with us, even though we are an “asset” lender.  Residential-loan borrowers with high loan balances, particularly jumbo-loan borrowers, would find it difficult to refinance their loans with us.  In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the partnership may consider extend the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on June 30, 2010, carries an interest rate on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  If there are no outstanding defaults on the line at the maturity date, the partnership has an option to convert the line of credit to a term loan that would be payable over 36 months. The outstanding balance was $80,000,000, $85,000,000, and $29,450,000 at December 31, 2009, 2008 and 2007, respectively.  The interest rate was 4.75%, 2.75% and 6.75% at December 31, 2009, 2008, and 2007, respectively.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.

The line of credit requires the partnership to comply with certain financial covenants.  As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement.  In the fourth quarter of 2009,  the banks and the partnership entered into a forbearance agreement (through May 22, 2010) which included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and  charging a forbearance fee of $148,000.  The increased rate and the forbearance fee caused the effective interest rate for 2009 to be 3.29% compared to 4.58% for 2008.  Other modifications of the loan terms were a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.  The forbearance agreement allows the partnership to finance its real properties provided that funds obtained are used to reduce the unpaid principal balance of the line of credit.

The general partners expect to complete negotiation of a resolution of these covenant matters with the banks in the second quarter of 2010, and it believes that other than the reduction in earnings resulting from the increased interest rate, there will be no other material impact on the partnership’s financial position or results of operations during the negotiation period.  While the definitive terms of the resolution will not be known until negotiations are completed, the general partners anticipate that the partnership may be expected to continue pay down of the amount owing as cash becomes available from operations, loan payoffs, and property sales, that began in the fourth quarter of 2009  at amounts and terms to be negotiated.  Through March 31, 2010, the partnership made payments reducing the principal balance on the line of credit to $73 million.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 45% for 2009, 41% for 2008 and 39% for 2007.  In 2009, $4,898,000 was distributed to limited partners based on estimated net income; as the full year results of operations was a net loss, these amounts distributed were a return of capital.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period.  The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated.  Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2009, many limited partners may not as yet avail themselves of this provision for liquidation.  Limited partners made the following capital liquidations including early withdrawals during the past three years ended December 31 ($ in thousands).

	2009	2008	2007

Capital liquidations – without penalty	$12	$4,717	$2,765
Capital liquidations – subject to penalty	185	2,437	1,001

Total	$197	$7,154	$3,766

The total liquidations represent 0.06%, 2.14% and 1.21% of the limited partners’ ending capital for the years ended December 31, 2009, 2008 and 2007, respectively.  Withdrawal requests continued to rise throughout 2008 and 2009.  In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and announced that it will not be accepting new liquidation requests until further notice.  Liquidation requests of approximately $2,700,000 remained unfulfilled at March 31, 2009 and liquidations for future periods are suspended until future notice.  Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner.  In addition, since March 16, 2009, the partnership significantly reduced the amount of the cash distributions made to the limited partners, who had made the election to receive distributions of their pro-rata share of the net income. During the year ended December 31, 2009 and 2008, the partnership, after allocation of syndication costs, made distributions to limited partners of $10,896,000 and $21,265,000, respectively.

The partnership is unable to predict when liquidations will resume or distributions will increase, as it will depend on its ability to collect monies due from borrowers and to dispose of or receive rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market.  However, it is anticipated that liquidations will not resume for the remainder of 2010.  In the event the current economic downturn worsens, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended.  For the foreseeable future, the partnership intends to utilize available cash flows to implement its normal operations, protect its security interests in properties, maintain its real estate holdings, and make pay down amounts due under its line of credit.  It is anticipated liquidation payments will resume only when the partnership’s cash flows improve to levels that enable the partnership to accomplish these objectives.

Similarly, the partnership does not currently anticipate an increase in distribution amounts for the remainder of the year.  If borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then distributions could be reduced further or even suspended.  As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process.  It is not anticipated limited partners will see a quick or large increase in the earnings or distributions.  Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves.

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

Current Economic Conditions.

The partnership makes loans secured by California real estate.  As a result, the health of the California economy and real estate market is of primary concern to the partnership.  The majority of the partnership’s loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2009, approximately 69 percent of the loans held by the partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has slowed significantly during 2007, 2008 and 2009.  California unemployment increased from 6.1 percent in December of 2007 to 12.3 percent in December 2009.  The unemployment rate rose to over 12.5 percent in February 2010 and appears that it may go higher. The California economy is in a recession like the remainder of the nation.

Residential real estate values are important to the partnership as they provide the security behind the loans.  During 2008, residential real estate values declined from their previous levels in 2006 and 2007. In 2009 residential real estate values declined for most of the year until beginning to improve in the last few months of 2009.  According to the California Association of Realtors, in December 2008 the median price of an existing single-family home in California was $281,000, a 41.5 percent decrease from the $480,820 median for December 2007. During 2009 the median price continued to drop before turning around and ending the year at $306,820 a 8.4 percent increase from December 2008.   Sales volumes began to increase commencing in the in the second half of 2008.  The increased sales volumes have helped to decrease inventories of homes.  The California Association of Realtors Inventory Index for existing single-family detached homes in December 2009 was 3.8 months and in December 2008 was 5.6 months, compared to 13.4 months for the same period in 2007.  The index indicates the number of months needed to deplete the supply of homes on the markets at the current sales rate.

For the partnership loans outstanding at December 31, 2009, the partnership had an average loan-to-value of 69.57 percent computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Real estate values have declined during 2007 and 2008 and although they increased slightly in late 2009 the declines have placed significant upward pressure on the partnership’s loan-to-value ratio.

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2009 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years

Line of credit	$80,000	$30,000	$50,000	$—
Construction loans	—	—	—	—
Rehabilitation loans	678	678	—	—

Total	$80,678	$30,678	$50,000	$—

PORTFOLIO REVIEW

Secured Loan Portfolio.

The partnership generally funds loans with a fixed interest rate and a five-year term. Approximately 35% of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the total debt, including the partnership’s loan, and the value of the collateral is the protective equity.

Secured loan portfolio unpaid principal balance activity is recapped in the table following for the years ended December, 31 ($ in thousands).

	2009	2008
Beginning unpaid principal balance	$363,037	$305,568
New loans added	11,301	99,839
Borrower repayments	(24,244)	(36,131)
Sale of loan	—	(4,072)
Foreclosures	(75,776)	(2,068)
Other	(5,873)	(99)
Ending unpaid principal balance	$268,445	$363,037

Secured loans had the characteristics presented in the tables following at December 31($ in thousands).

	2009	2008

Number of secured loans	110	143
Secured loans – unpaid principal balance (or Principal)	$268,445	$363,037

Average secured loan	$2,440	$2,539
Average secured loan as percent of total secured loans	.91%	0.70%
Average secured loan as percent of partners’ capital	.78%	0.76%

Largest secured loan	$37,923	$38,976
Largest secured loan as percent of total secured loans	14.13%	10.74%
Largest secured loan as percent of partners’ capital	12.18%	11.65%
Largest secured loan as percent of total assets	9.45%	9.17%

Smallest secured loan	$67	$23
Smallest secured loan as percent of total secured loans	0.03%	0.01%
Smallest secured loan as percent of partners’ capital	0.02%	0.01%
Smallest secured loan as percent of total assets	0.02%	0.01%

Number of counties where security is located (all California)	28	33
Largest percentage of secured loans in one county	30.05%	23.01%

Number of secured loans in foreclosure status	9	5
Secured loans in foreclosure – unpaid principal balance	$22,313	$6,165

Number of secured loans with an interest reserve	1	7
Interest reserves	$244	$1,591

As of December 31, 2009, the partnership’s largest loan, in the unpaid principal balance of $37,923,041 (representing 14.13% of outstanding secured loans and 9.45% of partnership assets) was secured by a condominium complex location in Sacramento County, California.  The loan bears interest at a rate of 9.25% and matures in January, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

	2009			2008
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	59	$126,702	47%	75	$190,765	53%
Second trust deeds	48	141,131	53	64	171,096	47
Third trust deeds	3	612	0	4	1,176	0
Total secured loans	110	268,445	100%	143	363,037	100%
Liens due other lenders at loan closing		291,912			343,399

Total debt		$560,357			$706,436

Appraised property value at loan closing		$805,457			$1,044,411

Percent of total debt to appraised
values (LTV) at loan closing (1)		69.57%			67.64%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

	2009			2008
Property type	Loans	Principal	Percent	Loans	Principal	Percent
Single family	82	$185,663	69%	106	$266,113	73%
Apartments	7	11,411	4	8	10,727	3
Commercial	20	70,538	26	25	83,692	23
Land	1	833	1	4	2,505	1
Total secured loans	110	$268,445	100%	143	$363,037	100%

Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.  The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks.  Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types.  As of December 31, 2009 and 2008, $157,594,000 and $214,838,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

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

	2009
Maturities	Loans	Principal	Percent
2010	24	$103,004	38%
2011	20	38,566	14
2012	20	60,916	23
2013	23	13,856	5
2014	6	1,086	1
Thereafter	7	4,984	2
Total future maturities	100	222,412	83
Matured at December 31, 2009	10	46,033	17
Total secured loans	110	$268,445	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, the partnership had the following loans more than 90 days delinquent in interest payments and/or on nonaccrual status:

	2009	2008
Secure loans more than 90 days delinquent
Number of loans (1)	25	21
Unpaid principal balance	$136,168	$83,576
Advances	15,768	11,427
Accrued interest	9,871	8,656

Secured loans in non-accrual status
Number of loans (1)	26	12
Unpaid principal balance	$104,653	$39,683
Foregone interest	$3,078	$—

(1)	Secured loans more than 90 days delinquent include 24 and 7 loans in 2009 and 2008, respectively, shown above as on non-accrual status.

At December 31, 2009 and 2008, the partnership had the following loans past maturity:

	2009	2008
Secured loans past maturity
Number of loans (2)	10	9
Unpaid principal balance	$46,033	$54,107
Percent of loans	17.15%	14.90%
Advances	2,930	11,309
Accrued interest	2,809	6,672

(2)	Secured loans more than 90 days delinquent include eight and nine loans in 2009 and 2008, respectively, shown above as past maturity.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a distribution of secured loans outstanding as of December 31, 2009 by California counties ($ in thousands).

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
San Francisco	$80,664	30.05%
Contra Costa	48,517	18.07
Alameda	38,802	14.45
Santa Clara	7,917	2.95
San Mateo	2,356	0.88
Napa	4,478	1.67
Solano	2,063	0.77
Marin	935	0.35
	185,732	69.19%
Other Northern California Counties
Sacramento	41,983	15.64%
San Joaquin	4,817	1.79
Fresno	4,057	1.51
Amador	2,827	1.05
Placer	1,310	0.49
El Dorado	67	0.03
Sutter	857	0.32
Monterey	687	0.26
All others	595	0.22
	57,200	21.31%
Southern California Counties
Los Angeles
San Diego	16,782	6.25%
Riverside	2,568	0.96
Santa Barbara	3,750	1.40
Orange	274	0.10
Ventura	694	0.25
Kern	828	0.31
San Bernardino	400	0.15
	217	0.08
	25,513	9.50%
Total	$268,445	100.00%

The partnership also makes loans requiring periodic disbursements of funds.  As of December 31, 2009, there were five such loans.  These include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans, which are periodically disbursed as of December 31, 2009, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$20,090,000
Undisbursed funds	$—	$678,000

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  For each such Construction Loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process.  As of December 31, 2009, the partnership had no commitments for Construction Loans.  Upon project completion construction loans are reclassified as permanent loans.  Funding of Construction loans is limited to 10% of the loan portfolio.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”.  As of December 31, 2009 the partnership had $20,090,000 in Rehabilitation Loans where $678,000 remained to be disbursed for a combined total of $20,768,000.  While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans carry some of the same risks as Construction Loans.  There is no limit on the amount of Rehabilitation Loans the partnership may make.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets - December 31, 2009 and December 31, 2008
•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VIII
(A CALIFORNIA LIMITED PARTNERSHIP)
CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
DECEMBER 31, 2009 AND 2008
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA  LLP
San Francisco, California
March 31, 2010

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2009 and 2008
(in thousands)

ASSETS

	2009	2008
Cash and cash equivalents	$11,161	$12,495

Loans
Secured by deeds of trust, net of discount of $2,976 for 2008
Principal balances	268,445	363,037
Advances	18,421	22,345
Accrued interest	15,405	12,174
Unsecured	—	453
Allowance for loan losses	(23,086)	(11,420)
Net loans	279,185	352,070

Real estate held for sale	8,102	5,113

Real estate held as investment	102,833	20,580

Receivable from affiliate	5	—

Loan origination fees, net	112	96

Total assets	$401,398	$424,873

LIABILITIES AND CAPITAL

Liabilities
Line of credit	$80,000	$85,000
Mortgages payable	1,680	—
Accounts payable	1,756	199
Deferred revenue		277
Payable to affiliate	2,439	1,195
Total liabilities	85,875	86,671

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $1,365 and $1,716 for 2009 and 2008,
respectively; and net of formation loan receivable of $11,261
and $13,207 for 2009 and 2008, respectively	311,214	334,265

General partners’ capital, net of unallocated syndication costs of $14
and $17 for 2009 and 2008, respectively	81	248
Total partners’ capital	311,295	334,513

Non-controlling interest	4,228	3,689
Total capital	315,523	338,202

Total liabilities and capital	$401,398	$424,873

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except for per limited partner amounts)

	2009	2008	2007
Revenues
Loans
Interest	$22,495	$33,141	$28,502
Late fees	38	164	257
Gain on sale of loan	—	119	—
Total loan revenue	22,533	33,424	28,759

Imputed interest on formation loan	680	624	680
Other interest	117	92	87
Rental income	1,234	—	—
Other	66	113	91
Total revenues	24,630	34,253	29,617

Interest expense
Line of credit and other borrowings	3,116	2,724	1,977
Amortization of discount on imputed interest	680	624	680
Total interest expense	3,796	3,348	2,657

Provision for loan losses	33,214	7,668	1,788

Operating Expenses
Mortgage servicing fees	2,722	2,669	1,449
Asset management fees	1,305	1,282	1,143
Clerical costs from Redwood Mortgage Corp.	450	364	333
Professional services	492	223	423
Rental operations	1,566	—	—
Impairment loss on real estate	729	—	—
Other	463	359	252
Total operating expenses	7,727	4,897	3,600

Net income (loss)	$(20,107)	$18,340	$21,572

Net income (loss)
General partners ( 1%)	$(202)	$183	$216
Limited partners (99%)	(19,905)	18,157	21,356
	$(20,107)	$18,340	$21,572

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$(67)	$53	$71
Where partner receives income in monthly distributions	$(65)	$52	$69

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

		Limited Partners
	Investors	Capital			Total
	In	Account	Unallocated	Formation	Limited
	Applicant	Limited	Syndication	Loan,	Partners’
	Status	Partners	Costs	Gross	Capital

Balances at December 31, 2006	$557	$284,596	$(1,743)	$(12,693)	$270,160
Contributions on application	32,570	—	—	—	—
Formation loan increases	—	—	—	(2,444)	(2,444)
Formation loan payments received	—	—	—	1,564	1,564
Interest credited to partners in applicant status	28	—	—	—	—
Interest withdrawn	(11)	—	—	—	—
Transfers to partners’ capital	(32,652)	32,652	—	—	32,652
Net income	—	21,356	—	—	21,356
Syndication costs incurred	—	—	(418)	—	(418)
Allocation of syndication costs	—	(353)	353	—	—
Partners’ withdrawals	—	(11,805)	—	—	(11,805)
Early withdrawal penalties	—	(93)	17	76	—

Balances at December 31, 2007	492	326,353	(1,791)	(13,497)	311,065
Contributions on application	20,988	—	—	—	—
Formation loan increases	—	—	—	(1,558)	(1,558)
Formation loan payments received	—	—	—	1,672	1,672
Interest credited to partners in applicant status	11	—	—	—	—
Transfers to partners’ capital	(21,491)	20,893	—	—	20,893
Net income	—	18,157	—	—	18,157
Syndication costs incurred	—	—	(322)	—	(322)
Allocation of syndication costs	—	(357)	357	—	—
Partners’ withdrawals	—	(15,642)	—	—	(15,642)
Early withdrawal penalties	—	(216)	40	176	—

Balances at December 31, 2008	—	349,188	(1,716)	(13,207)	334,265
Formation loan payments received	—	—	—	1,931	1,931
Net income (loss)	—	(19,905)	—	—	(19,905)
Allocation of syndication costs	—	(348)	348	—	—
Partners’ withdrawals	—	(5,077)	—	—	(5,077)
Early withdrawal penalties	—	(18)	3	15	—

Balances at December 31, 2009	$—	$323,840	$(1,365)	$(11,261)	$311,214

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	General Partners
	Capital		Total
	Account	Unallocated	General	Total
	General	Syndication	Partners’	Partners’
	Partners	Costs	Capital	Capital

Balances at December 31, 2006	$249	$(18)	$231	$270,391

Formation loan increases	—	—	—	(2,444)
Formation loan payments received	—	—	—	1,564
Capital contributed	31	—	31	32,683
Net income	216	—	216	21,572
Syndication costs incurred	—	(4)	(4)	(422)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	(212)	—	(212)	(12,017)

Balances at December 31, 2007	280	(18)	262	311,327

Formation loan increases	—	—	—	(1,558)
Formation loan payments received	—	—	—	1,672
Capital contributed	20	—	20	20,913
Net income	183	—	183	18,340
Syndication costs incurred	—	(3)	(3)	(325)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	(214)	—	(214)	(15,856)

Balances at December 31, 2008	265	(17)	248	334,513

Formation loan payments received	—	—	—	1,931
Capital contributed	35	—	35	35
Net income (loss)	(202)	—	(202)	(20,107)
Partners’ withdrawals	—	—	—	(5,077)
Allocation of syndication costs	(3)	3	—	—

Balances at December 31, 2009	$95	$(14)	$81	$311,295

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(20,107)	$18,340	$21,572
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of origination fees	284	112	104
Imputed interest on formation loan	(680)	(624)	(680)
Amortization of discount on formation loan	680	624	680
Provision for loan losses	33,214	7,668	1,788
Depreciation from rental operations	507	—	—
Impairment loss on real estate	729
Gain on sale of loan	—	(119)	—
Change in operating assets and liabilities
Accrued interest	(8,922)	(7,808)	(2,749)
Advances on loans	(11,313)	(20,054)	(2,317)
Receivable from affiliate	(5)	764	(764)
Loan origination fees	(300)	(91)	(117)
Accounts payable	(203)	137	(14)
Deferred revenue	—	(78)	355
Payable to affiliate	1,244	638	76
Net cash provided by (used in) operating activities	(4,872)	(491)	17,934

Cash flows from investing activities
Loans originated	(11,301)	(99,839)	(137,635)
Principal collected on loans	24,244	35,923	91,134
Proceeds from sale of loan	—	5,300	—
Payments for development of real estate	(3,762)	(2,007)	(2,096)
Rental operations net of depreciation	(176)	—	—
Proceeds from disposition of real estate	2,279	1,990	5,886
Net cash provided by (used in) investing activities	11,284	(58,633)	(42,711)

Cash flows from financing activities
Borrowings (repayments) on line of credit, net	(5,000)	55,550	(1,250)
Payments on mortgages	(174)	(325)	—
Contributions by partner applicants	35	20,421	32,618
Partners’ withdrawals	(5,077)	(15,856)	(12,017)
Syndication costs paid	—	(325)	(422)
Formation loan lending	—	(1,558)	(2,444)
Formation loan collections	1,931	1,672	1,564
Increase in minority interest	539	449	223
Net cash provided by (used in) financing activities	(7,746)	60,028	18,272

Net increase (decrease) in cash and cash equivalents	(1,334)	904	(6,505)

Cash and cash equivalents - beginning of year	12,495	11,591	18,096

Cash and cash equivalents - end of year	$11,161	$12,495	$11,591

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$101,967	$1,994	$1,796
Related loan loss reserve charge-offs upon foreclosure	(14,198)	(553)	—
Mortgages taken subject to collateral foreclosure	1,854	325	844
Real estate acquired through foreclosure on loans
receivable	$89,623	$1,766	$2,640

Cash paid for interest	$2,781	$2,612	$1,873

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership, was organized in 1993.  The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp. (RMC), both California corporations that are owned and controlled directly or indirectly, by Michael R. Burwell through his individual stock ownership and as trustee of certain family trusts.  The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by RMC.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.

The general partners are responsible for managing the partnership business, subject to the voting rights of the limited partners on specified matters.  Any one of the general partners acting alone has the power and authority to act for and bind the partnership.  The general partners jointly or severally contributed, in accordance with the partnership agreement, 1/10 of 1% of limited partners’ contributions in cash contributions as proceeds from the offerings were received from the limited partners.

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

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.  The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Liquidity, capital withdrawals and early withdrawals (continued)

Once a limited partner has been in the partnership for the minimum five-year period, no penalty is imposed if withdrawal is made in twenty quarterly installments or longer.  Notwithstanding the minimum withdrawal period, the general partners, at their discretion may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

Partnership offerings

At December 31, 2008, the partnership had completed its sixth offering stage, wherein contributed capital totaled $299,813,000 of approved aggregate offerings of $300,000,000.  Total partnership units sold were in the aggregate of $299,813,000.

Subscription funds received from purchasers of partnership units were not admitted to the partnership until subscription funds were required to fund a loan, fund the formation loan, create appropriate cash reserves, or to pay organizational expenses or other proper partnership purposes.  During the period prior to the time of admission, which was anticipated to be between 1 - 90 days, purchasers’ subscriptions remained irrevocable and did earn interest at money market rates, which were lower than the anticipated return on the partnership’s loan portfolio.  All subscription funds received were admitted to the partnership prior to 2008 year end.

During 2008 and 2007, interest totaling $11,000, and $28,000, respectively, was credited to partners in applicant status.  As loans were made and partners were transferred to regular status to begin sharing in partnership operating income, the interest credited was either paid to the investors or transferred to partners’ capital along with the original investment.

A recap of the offerings by the partnership follows.

-	A minimum of $250,000 and a maximum of $15,000,000 in partnership units were initially offered through qualified broker-dealers. This initial offering closed in October 1996.

-	December 1996, commenced a second offering of an additional $30,000,000 which closed on August 30, 2000.

-	August 31, 2000, commenced a third offering for an additional $30,000,000 which closed in April 2002.

-	October 30, 2002, commenced a fourth offering for an additional $50,000,000 which closed in October 2003.

-	October 7, 2003, commenced a fifth offering for an additional $75,000,000 which closed in August 2006.

-	August 4, 2005, commenced a sixth offering for an additional $100,000,000 which closed on November 19, 2008.

No additional offerings are contemplated at this time.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.”

Information regarding the formation loan for the offerings is as follows:

-	For the initial offering ($15,000,000) totaled $1,075,000, which was 7.2% of limited partners’ contributions of $14,932,000. As of December 31, 2006 this formation loan had been fully repaid.

-
For the second offering ($30,000,000) totaled $2,272,000, which was 7.6% of limited partners’ contributions of $29,993,000.  It is being repaid, without interest, in ten equal annual installments of $201,000, which commenced on January 1, 2001, following the year the second offering closed.  Payments on this loan were also made during the offering period prior to the close of the offering.

-
For the third offering ($30,000,000) totaled $2,218,000, which was 7.4% of the limited partners’ contributions of $29,999,000.  It is being repaid, without interest, in ten annual installments of $178,000, which commenced on January 1, 2003, following the year the third offering closed.  Payments on this loan were also made during the offering stage prior to the close of the offering.

-
For the fourth offering ($50,000,000) totaled $3,777,000, which was 7.6% of the limited partners contributions of $49,985,000.  It is being repaid, without interest, in ten annual installments of $365,000, which commenced on January 1, 2004, following the year the fourth offering closed.  Payments on this loan were also made during the offering stage prior to the close of the offering.

-
For the fifth offering ($75,000,000) totaled $5,661,000, which was 7.6% of the limited partners contributions of $74,904,000.  It is being repaid, without interest, in ten annual installments of $526,000, which commenced on January 1, 2007, following the year the fifth offering closed.  Payments on this loan were also made during the offering stage prior to the close of the offering.

-
For the sixth offering ($100,000,000) totaled $7,564,000 as of December 31, 2008, which was 7.6% of the limited partners contributions of $100,000,000 through December 31, 2008.  An equal annual repayment schedule on this loan, without interest, in ten annual installments of $657,000, commenced in 2009.  Payments on this loan were being made during the offering stage prior to the close of the offering.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans (continued)

The following summarizes formation loan transactions at December 31, 2009 ($ in thousands):

	Initial	Subsequent	Third	Fourth	Fifth	Sixth
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan made	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Unamortized discount on
imputed interest	—	(6)	(43)	(125)	(525)	(1,614)	(2,993)
Formation Loan made, net	1,075	2,266	2,175	3,652	5,136	5,950	20,254
Repayments to date	(991)	(1,956)	(1,487)	(2,218)	(2,363)	(1,651)	(10,666)
Early withdrawal penalties
applied	(84)	(173)	(137)	(100)	(141)	(5)	(640)
Formation Loan, net at
December 31, 2009	—	137	551	1,334	2,632	4,294	8,948
Unamortized discount on
imputed interest	—	6	43	125	525	1,614	2,313
Balance,
December 31, 2009	$—	$143	$594	$1,459	$3,157	$5,908	$11,261

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As amounts are collected from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%.  An estimated amount of imputed interest is recorded for offerings still outstanding.  During 2009, 2008, and 2007, $680,000, $624,000, and $680,000, respectively, were recorded related to amortization of the discount on imputed interest.

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Through December 31, 2009, syndication costs of $5,010 had been incurred by the partnership with the following distribution (in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(189)
Allocated to date	(3,442)

December 31, 2009 balance	$1,379

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Syndication costs (continued)

Information regarding the syndication costs associated with the offerings is as follows:

-
For the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the general partners.  Applicable gross proceeds were $14,932,000.  Related expenditures totaled $582,000 ($570,000 syndication costs plus $12,000 organization expense) or 3.9% of contributions.

-
For the second offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners.  Gross proceeds of the second offering were $29,993,000.  Syndication costs totaled $598,000 or 2% of contributions.

-
For the third offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners.  Gross proceeds of the third offering were $29,999,000.  Syndication costs totaled $643,000 or 2.1% of contributions.

-
For the fourth offering ($50,000,000) were limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners.  Gross proceeds of the fourth offering were $49,985,000.  Syndication costs totaled $658,000 or 1.3% of contributions.

-
For the fifth offering ($75,000,000) were limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners.  Gross proceeds of the fifth offering were $74,904,000.  Syndication costs totaled $789,000 or 1.1% of contributions.

-
Syndication costs attributable to the sixth offering ($100,000,000) were limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners.  As of December 31, 2008, the sixth offering had incurred syndication costs of $1,752,000 (1.75% of contributions).

Income taxes and Partners’ capital – tax basis

Income taxes – federal and state – are the obligation of the partners, if and when taxes apply, other than for the minimum annual California franchise tax paid by the partnership.

A reconciliation of partners’ capital in the consolidated financial statements to the tax basis of partners’ capital at December 31 is presented in the table following (in thousands).

	2009	2008

Partners’ capital per consolidated financial statements	$311,295	$334,513
Unallocated syndication costs	1,379	1,733
Allowance for loan losses	23,086	11,420
Book vs. tax basis-real estate owned	798	1,614
Formation loans receivable	11,261	13,207

Partners’ capital - tax basis	$347,819	$362,487

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

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

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types in (such as land held for development and for units in a condominium conversion).

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, partnership cash balances in banks exceed federally insured limits.

Loans and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

The partnership may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and interest income (continued)

If events and or changes in circumstances cause management to have serious doubts about the collectibility of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the unpaid principal balance of the loans.  An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured.  Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured.  When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed.   A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable.  Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses.  Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held as investment

Real estate held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Rental income

Rental lease agreements are generally month to month with rental income recognized when earned in accordance with the lease agreement.

Depreciation

Real estate held for investment that is being operated is depreciated on a straight-line basis over the estimated useful life of the property once the asset is placed in service.

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
December 31, 2009, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the partnership’s accounting polices.

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

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  In 2009, 2008 and 2007, loan brokerage commissions paid by the borrowers were $129,000, $1,182,000 and $2,932,000 respectively.

Mortgage servicing fees

RMC, a general partner, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, RMC has charged 1.0% annually, and at times waived additional amounts to enhance the partnership’s earnings.  RMC does not use any specific criteria in determining the exact amount of fees to be waived.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees (continued)

Mortgage servicing fees paid to RMC are presented in the table following for the years ended December 31 (in thousands).

	2009	2008	2007
Maximum chargeable	$4,534	$5,128	$4,158
Waived	(1,812)	(2,459)	(2,709)
Net charged	$2,722	$2,669	$1,449

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, the general partners have charged less than the maximum allowable rate to enhance the partnership’s earnings.  The general partners do not use any specific criteria in determining the exact amount of fees to be waived.

Asset management fees paid to the general partners are presented in the table following for the past years December 31 (in thousands).

	2009	2008	2007
Maximum chargeable	$1,305	$1,282	$1,143
Waived	—	—	—
Net charged	$1,305	$1,282	$1,143

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

Clerical costs from Redwood Mortgage Corp.

RMC, a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2009, 2008 and 2007, operating expenses totaling $450,000, $364,000 and $333,000, respectively, were reimbursed to RMC.

NOTE 4 – LOANS

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 4 – LOANS (continued)

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the total debt, including the partnership’s loan, and the value of the collateral is the protective equity.

Secured loan portfolio unpaid principal balance activity is recapped in the table following for the years ended December, 31 ($ in thousands).

	2009	2008
Beginning unpaid principal balance	$363,037	$305,568
New loans added	11,301	99,839
Borrower repayments	(24,244)	(36,131)
Sale of loan	—	(4,072)
Foreclosures	(75,776)	(2,068)
Other	(5,873)	(99)
Ending unpaid principal balance	$268,445	$363,037

The partnership’s loans are at fixed rates of interest that ranged from 5.00% to 11.00% at December 31, 2009 and 5.00% to 12.50% at December 31, 2008.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 4 – LOANS (continued)

Secured loans had the characteristics presented in the tables following at December 31($ in thousands).

	2009	2008
Number of secured loans	110	143
Secured loans – unpaid principal balance (or Principal)	$268,445	$363,037

Average secured loan	$2,440	$2,539
Average secured loan as percent of total secured loans	.91%	0.70%
Average secured loan as percent of partners’ capital	.78%	0.76%

Largest secured loan	$37,923	$38,976
Largest secured loan as percent of total secured loans	14.13%	10.74%
Largest secured loan as percent of partners’ capital	12.18%	11.65%
Largest secured loan as percent of total assets	9.45%	9.17%

Smallest secured loan	$67	$23
Smallest secured loan as percent of total secured loans	0.03%	0.01%
Smallest secured loan as percent of partners’ capital	0.02%	0.01%
Smallest secured loan as percent of total assets	0.02%	0.01%

Number of counties where security is located (all California)	28	33
Largest percentage of secured loans in one county	30.05%	23.01%

Number of secured loans in foreclosure status	9	5
Secured loans in foreclosure – unpaid principal balance	$22,313	$6,165

Number of secured loans with an interest reserve	1	7
Interest reserves	$244	$1,591

As of December 31, 2009, the partnership’s largest loan, in the unpaid principal balance of $37,923,041 (representing 14.13% of outstanding secured loans and 9.45% of partnership assets) was secured by a condominium complex location in Sacramento County, California.  The loan bears interest at a rate of 9.25% and matures in January, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

	2009			2008
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	59	$126,702	47%	75	$190,765	53%
Second trust deeds	48	141,131	53	64	171,096	47
Third trust deeds	3	612	0	4	1,176	0
Total secured loans	110	268,445	100%	143	363,037	100%
Liens due other lenders at loan closing		291,912			343,399

Total debt		$560,357			$706,436

Appraised property value at loan closing		$805,457			$1,044,411

Percent of total debt to appraised
values (LTV) at loan closing (1)		69.57%			67.64%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 4 – LOANS (continued)

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

	2009			2008
Property type	Loans	Principal	Percent	Loans	Principal	Percent
Single family	82	$185,663	69%	106	$266,113	73%
Apartments	7	11,411	4	8	10,727	3
Commercial	20	70,538	26	25	83,692	23
Land	1	833	1	4	2,505	1
Total secured loans	110	$268,445	100%	143	$363,037	100%

Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.  The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks.  Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types.  As of December 31, 2009 and 2008, $157,594,000 and $214,838,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

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

	2009
Maturities	Loans	Principal	Percent
2010	24	$103,004	38%
2011	20	38,566	14
2012	20	60,916	23
2013	23	13,856	5
2014	6	1,086	1
Thereafter	7	4,984	2
Total future maturities	100	222,412	83
Matured at December 31, 2009	10	46,033	17
Total secured loans	110	$268,445	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 4 – LOANS (continued)

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, the partnership had the following loans more than 90 days delinquent in interest payments and/or on nonaccrual status:

	2009	2008
Secure loans more than 90 days delinquent
Number of loans (1)	25	21
Unpaid principal balance	$136,168	$83,576
Advances	15,768	11,427
Accrued interest	9,871	8,656

Secured loans in non-accrual status
Number of loans (1)	26	12
Unpaid principal balance	$104,653	$39,683
Foregone interest	$3,078	$—

(1)	Secured loans more than 90 days delinquent include 24 and 7 loans in 2009 and 2008, respectively, shown above as on non-accrual status.

At December 31, 2009 and 2008, the partnership had the following loans past maturity:

	2009	2008
Secured loans past maturity
Number of loans (2)	10	9
Unpaid principal balance	$46,033	$54,107
Percent of loans	17.15%	14.90%
Advances	2,930	11,309
Accrued interest	2,809	6,672

(2)	Secured loans more than 90 days delinquent include eight and nine loans in 2009 and 2008, respectively, shown above as past maturity.

The partnership had 14.13% of its receivable balance due from one borrower at December 31, 2009.  Interest revenue for this borrower accounted for approximately 15.22% of interest revenue for the year ended December 31, 2009.

Impaired loans are summarized and presented in the table following for the years ended December 31 ($ in thousands).

	Number	Total	Total	Impaired	Average		Interest
	of	Impaired	Investment	Loans’	Investment	Interest	Income
	Impaired	Loan	Impaired	Loss	Impaired	Income	Received
Year	Loans	Balance	Loans	Reserve	Loans	Accrued	In Cash
2009	29	$146,956	$174,175	$20,884	$115,225	$9,367	$2,495
2008	12	$39,683	$56,274	$6,956	$28,137	$3,699	$509
2007	—	$—	$—	$—	$—	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 4 – LOANS (continued)

During 2009 and 2008 the partnership restructured twenty-two and fifteen loans, respectively, by either extending the maturity date, lowering the interest rate or reducing the monthly payment.  During 2009 and 2008, two and six of these restructurings required accounting treatment resulting in losses of $604,000 and $2,482,000, respectively.

In the third quarter of 2008, the partnership was presented with an unsolicited offer to sell a more than 90 days delinquent loan.  At the time of sale, the loan balance plus related accrued interest, advances and late charges totaled $5,166,000.  The recognized gain on sale was $119,000.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is presented in the table following for the years ended December 31 ($ in thousands).

	2009	2008
Balance at beginning of year	$11,420	$4,469

Provision for loan losses	33,214	7,668

Charge-offs, net
Charge-offs	(21,548)	(717)
Recoveries
Charge-offs, net	(21,548)	(717)

Balance at end of year	$23,086	$11,420

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	6.58%	0.21%

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type were as follows ($ in thousands):

	2009		2008
	Amount	Percent	Amount	Percent
Allowance for loan losses applicable to:

Secured loans by property type
Single family	$15,431	69%	$10,116	73%
Apartments	526	4	125	3
Commercial	6,968	26	1,016	23
Land	161	1	50	1
Total secured loans	$23,086	100%	$11,307	100%

Unsecured loans	$—	100%	$113	100%

Total allowance for loan losses	$23,086	100%	$11,420	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 6 – REAL ESTATE HELD FOR SALE

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties generally are acquired through foreclosure.  Several factors are considered in determining the classification of owned properties as “real estate held for sale” or “real estate held as investment”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the GAAP required criteria are met.   As a property’s status changes, reclassifications may occur.

The following schedules for real estate held for sale reflect the activity and changes in the net realizable values and the property types for the years ended December 31 ($ in thousands).

	2009	2008
Balance at the beginning of the year	$5,113	$3,979
Acquisitions	9,113	1,766
Dispositions	(2,278)	(695)
Improvements/betterments	—	63
Charge-offs	(3,117)	—
Change in net realizable value	(729)	—
Balance at the end of the year	$8,102	$5,113

Number of properties	7	2

Property type
Single family	$7,725	$5,113
Apartments	377	—
Balance at the end of the year	$8,102	5,113

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

Real estate held as investment includes real estate generally acquired through foreclosure that is not being marketed for sale presently.  The following schedules for real estate held as investment reflect the activity and changes in the net realizable values and the property types for the years ended December 31 ($ in thousands).

	2009	2008
Balance at the beginning of the year	$20,580	$19,630
Acquisitions	80,510	—
Dispositions	—	—
Improvements/betterments	2,250	1,799
Designated real estate held as investment	—	—
Depreciation	(507)	—
Change in net realizable value		(849)
Balance at the end of the year	$102,833	$20,580

Number of properties	8	4

Property type
Single family	$4,140	$3,858
Multi-unit	93,662	13,502
Land	5,031	3,220
Total	$102,833	$20,580

Accumulated depreciation
Balance at the beginning of the year	$—	$—
Depreciation	507	—
Balance at the end of the year	$507	$—

The following schedule reflects the operating results of the real estate held as investment for the years ended December 31 ($ in thousands).

	2009	2008	2007
Rental income	$1,234	$—	$—

Operating expenses
Property taxes	352	—	—
Management, administration and insurance	374	—	—
Utilities, maintenance and other	255	—	—
Advertising and promotions	78	—	—
Total operating expenses	1,059
Earnings/(loss) before depreciation	175	—	—
Depreciation	507	—	—
Earnings/(loss)	$(332)	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 8 – BORROWINGS

Bank Line of credit

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on June 30, 2010, carries an interest rate on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  If there are no outstanding defaults on the line at the maturity date, the partnership has an option to convert the line of credit to a term loan that would be payable over 36 months. The outstanding balance was $80,000,000, $85,000,000, and $29,450,000 at December 31, 2009, 2008 and 2007, respectively.  The interest rate was 4.75%, 2.75% and 6.75% at December 31, 2009, 2008, and 2007, respectively.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.

The line of credit requires the partnership to comply with certain financial covenants.  As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement.  In the fourth quarter of 2009,  the banks and the partnership entered into a forbearance agreement (through May 22, 2010), which included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and  charging a forbearance fee of $148,000.  The increased rate and the forbearance fee caused the effective interest rate for 2009 to be 3.29% compared to 4.58% for 2008.  Other modifications of the loan terms were a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.  The forbearance agreement allows the partnership to finance its real properties provided that funds obtained are used to reduce the unpaid principal balance of the line of credit.

The general partners expect to complete negotiation of a resolution of these covenant matters with the banks in the second quarter of 2010, and it believes that other than the reduction in earnings resulting from the increased interest rate, there will be no other material impact on the partnership’s financial position or results of operations during the negotiation period.  While the definitive terms of the resolution will not be known until negotiations are completed, the general partners anticipate that the partnership may be expected to continue pay down of the amount owing as cash becomes available from operations, loan payoffs, and property sales, that began in the fourth quarter of 2009  at amounts and terms to be negotiated.  Through March 31, 2010, the partnership made payments reducing the principal balance on the line of credit to $73 million.

Mortgages payable

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

In February 2009, the partnership acquired through foreclosure a single-family residence subject to a senior mortgage of $245,000

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 9 – FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2009
Impaired loans	$—	$—	$39,268	$39,268
Real estate held for sale	$—	$—	$8,102	$8,102
Real estate held as investment	$—	$—	$80,012	$80,012

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2008
Impaired loans	$—	$—	$33,978	$33,978
Real estate held for sale	$—	$—	$1,159	$1,159
Real estate held as investment	$—	$—	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 9 – FAIR VALUE

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $120,948,000 and $328,160,000 at December 31, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs).  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate held.  Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

(e)
Line of credit.  The partnership has a bank line of credit with $80 million outstanding at December 31, 2009 at an interest rate of 1.5 points above the prime rate or 4.75%.  This is the default rate as provided in the loan agreements and results from the partnership’s non-compliance with the profitability covenant for the quarter ended September 30, 2009, and for the year ended December 31, 2009.  The partnership is negotiating with the lending banks to term out the loan over a period acceptable to each of the parties.  The amount outstanding is well collateralized by the assets of the partnership, and at least one of the banks has shared with the general partners that the loan is considered performing notwithstanding consideration of the non-compliance with the profitability covenant.  The partners believe the rate of 1.5 points above prime is indicative of a good credit with strong collateral in this market and that the term out provisions similarly will be reflective of market conditions.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2009, there were $678,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans and cash.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The partnership periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of December 31, 2009.

Legal proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009:

Four secured loans in impaired status were foreclosed upon resulting in $14,704,000 of additions to real estate held as investment, subject to two mortgages payable totaling $6,800,000, and total reductions to loan balances of $7,880,000, and a reduction to cash of $24,000.

Six loans paid off in full or made a substantial reductions totaling $14,267,000 of loan balances.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2007
Deducted from asset accounts
Allowance for loan losses	$2,786	$1,788	$—	$(105)	(a)	$4,469

Cumulative write-down of
real estate owned	2,348	—	—	(931)	(b)	1,417
	$5,134	$1,788	$—	$(1,036)		$5,886

Year ended December 31, 2008
Deducted from asset accounts
Allowance for loan losses	$4,469	$7,668	$(25)	$(692)	(a)	$11,420

Cumulative write-down of
real estate owned	1,417	—	25	172	(b)	1,614
	$5,886	$7,668	$—	$(520)		$13,034

Year ended December 31, 2009
Deducted from asset accounts
Allowance for loan losses	$11,420	$33,214	$—	$(21,548)	(a)	$23,086

Cumulative write-down of
real estate owned	1,614	14,926	—	(3,117)	(b)	13,423
	$13,034	$48,140	$	$(24,665)		$36,509

Note (a) – Represents write-offs of loans or transfers
Note (b) – Represents write-offs of real estate owned

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2009
(in thousands)

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Comm.	10.00%	06/01/10	$154	$3,500	$16,500	$18,485	$18,485	1st	San Francisco
Comm.	10.50%	04/01/09	119	22,300	12,000	13,120	13,120	2nd	Alameda
Comm.	10.00%	07/01/10	91	—	9,450	11,061	—	1st	Los Angeles
Res.	6.00%	01/01/12	54	21,912	10,906	10,843	—	2nd	San Francisco
Res.	6.50%	04/01/12	39	—	11,245	11,684	11,684	1st	Contra Costa
Res.	10.00%	10/01/09	81	36,000	6,532	9,774	9,774	2nd	San Francisco
Res.	9.25%	01/01/10	302	22,876	40,444	37,923	37,923	2nd	Sacramento
Res.	10.00%	02/01/11	130	32,200	10,175	16,406	—	2nd	San Francisco
Res.	6.50%	04/01/12	33	5,500	9,800	9,800	—	1st	Contra Costa
Res.	6.50%	04/01/12	34	—	10,152	10,152	—	2nd	Contra Costa

The remaining loans have been aggregated by their property type

Apts.	9.45%		91	37,924	10,350	11,410	2,800
Comm.	9.76%		244	17,810	34,225	27,872	8,352
Land	10.00%		7	—	833	833	833
Res.	8.54%		561	91,890	87,228	79,082	33,197

			$1,940	$291,912	$269,840	$268,445	$136,168

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
 (in thousands)

Reconciliation of carrying amount (cost) of loans at close of periods

	Year ended December 31,
	2009	2008	2007
Balance at beginning of year	$363,037	$305,568	$261,097

Additions during period
New loans	11,301	99,839	137,635
Other	—	—	—
Total additions	11,301	99,839	137,635

Deductions during period
Collections of principal	24,244	36,131	91,134
Foreclosures	75,776	2,068	1,320
Cost of loans sold	—	4,072	—
Amortization of premium	—	—	—
Other	5,873	99	710
Total deductions	105,893	42,370	93,164

Balance at close of year	$268,445	$363,037	$305,568

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2009 and 2008.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

The General Partners.

Michael R. Burwell.  Michael R. Burwell, age 53, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

A more complete description of management compensation is found in the partnership’s prospectus dated August 4, 2005, under the section “Compensation of the General Partners and the Affiliates” (pages 23 through 28), which is herein incorporated by reference.  Such compensation is summarized below.

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2009.  All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2009.  ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$2,722,000
(General Partner)

General Partners &/or Affiliates	Asset Management Fee for managing assets	$1,305,000

General Partners	1% interest in profits (loss)	$(202,000)
	Less allocation of syndication costs	$(3,000)
		$(205,000)

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$15,000

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2009 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$129,000

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the partnership	$11,400

Gymno Corporation	Reconveyance Fee	$3,300

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2009 . . . . . . . . . . . . . . . . . . . . .  $450,000

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners own an aggregate total of 1% of the partnership including a 1% portion of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnote 3 of the Notes to Consolidated Financial Statements in Part II item 8, which describes related party fees and data.

Also refer to the partnership’s prospectus, dated August 4, 2005, under the section “Compensation of General Partners and Affiliates” (pages 23 through 28), which is incorporated herein by reference.

For a description of the partnership’s policies and procedures for the review, approval or ratification of related party transactions, refer also to the partnership’s prospectus, dated August 4, 2005 for the discussion under the caption “Compensation of the General Partners and affiliates” beginning on page 23, the discussion under the caption “Conflicts of Interest” beginning on page 28 and the discussion under the captions “Investment Objectives and Criteria – Loans to General Partners and Affiliates” and “Investment Objectives and Criteria – Purchase of Loans From Affiliates and Other Third Parties” on page 42, which is incorporated herein by reference.

Since the partnership does not have a board of directors and since the general partners are not considered independent of the partnership, the partnership does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2009 and 2008 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2009 and 2008 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $264,907 and $191,677, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2009 and 2008 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2009 and 2008, were $14,120 and $16,703, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2009 and 2008.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.           Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A – Consolidated Financial Statements.

2. The Consolidated Financial Statement Schedules are listed in Part II - Item 8 under B – Consolidated Financial Statement Schedules.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1		Limited Partnership Agreement
3.2		Form of Certificate of Limited Partnership Interest
3.3		Certificate of Limited Partnership
10.1		Escrow Agreement
10.2		Servicing Agreement
10.3	(a)	Form of Note secured by Deed of Trust for Construction Loans, which provides for principal and interest payments.
	(b)	Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for principal and interest payments
	(c)	Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for interest only payments
	(d)	Form of Note secured by Deed of Trust for Single Family Residential Loans, which provides for interest and principal payments.
	(e)	Form of Note secured by Deed of Trust for Single Family Residential loans, which provides for interest only payments.
10.4	(a)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibits 10.3 (a), and (c).
	(b)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3 (b).
	(c)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to accompany Exhibit 10.3 (c).
10.5		Promissory Note for Formation Loan
10.6		Agreement to Seek a Lender
31.1		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Selected Portions of the Prospectus, dated August 4, 2005

All of the above exhibits, other than exhibit 31.1, 31.2, 31.3, 32.1, 32.2, 32.3 and 99.1 were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein).

B.           See A (3) above.

C.
See A (2) above. Additional reference is made to the prospectus (filed as part of the S-11 registration statement) dated August 4, 2005, supplement No. 6 dated April 28, 2008 (post effective amendment No. 8 to the S-11 registration statement), for financial data related to Gymno Corporation, and Redwood Mortgage Corp., the Corporate General Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2010.

REDWOOD MORTGAGE INVESTORS VIII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
and Principal Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2010.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	March 31, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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
March 31, 2010

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
March 31, 2010

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
March 31, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2010

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2010