Form 10-Q
period 2010-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2010-05-17
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

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
[   ] YES    [   ]  NO

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
MARCH 31, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)
(in thousands)

ASSETS

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$15,929	$11,161

Loans
Secured by deeds of trust
Principal balances	246,524	268,445
Advances	19,277	18,421
Accrued interest	15,437	15,405
Allowance for loan losses	(22,904)	(23,086)
Net loans	258,334	279,185

Real estate held for sale	6,795	8,102

Real estate held as investment, net	117,854	102,833

Receivable from affiliate	293	5

Other assets, net	180	112

Total assets	$399,385	$401,398

LIABILITIES AND CAPITAL

Liabilities
Line of credit	$72,500	$80,000
Mortgages payable	7,548	1,680
Accounts payable	1,195	1,756
Payable to affiliate	2,741	2,439
Total liabilities	83,984	85,875

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	310,974	311,214
General partners’ capital, net	64	81
Total partners’ capital	311,038	311,295

Non-controlling interest	4,363	4,228
Total capital	315,401	315,523

Total liabilities and capital	$399,385	$401,398

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(in thousands, except for per limited partner amounts)
(unaudited)

	2010	2009
Revenues
Loans
Interest	$3,074	$6,600
Late fees	24	4
Total loan revenue	3,098	6,604

Imputed interest on formation loan	147	293
Other interest	23	29
Rental income	1,064	—
Other	4	3
Total revenues	4,336	6,929

Interest expense
Line of credit	890	584
Amortization of originations fees for line of credit	27	30
Mortgages	45	—
Amortization of discount on imputed interest	147	293
Total interest expense	1,109	907

Provision for loan losses	301	2,427

Operating Expenses
Mortgage servicing fees	583	415
Asset management fees	304	334
Costs from Redwood Mortgage Corp.	112	112
Professional services	362	44
Rental operations	924	—
Loss on real estate sold	223	—
Impairment loss on real estate	89	—
Other	94	109
Total operating expenses	2,691	1,014

Net income	$235	$2,581

Net income
General partners ( 1%)	$2	$26
Limited partners (99%)	233	2,555
	$235	$2,581

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$1	$8
Where partner receives income in monthly distributions	$1	$8

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2010
(in thousands) (unaudited)

	Limited Partners
	Capital			Total
	Account	Unallocated	Formation	Limited
	Limited	Syndication	Loan,	Partners’
	Partners	Costs	Gross	Capital

Balances at December 31, 2009	$323,840	$(1,365)	$(11,261)	$311,214
Formation loan payments received		—	487	487
Net income (loss)	233	—	—	233
Allocation of syndication costs	(87)	87	—	—
Partners’ withdrawals	(960)	—	—	(960)
Early withdrawal penalties	—	—	—	—

Balances at March 31, 2010	$323,026	$(1,278)	$(10,774)	$310,974

	General Partners
	Capital		Total
	Account	Unallocated	General	Total
	General	Syndication	Partners’	Partners’
	Partners	Costs	Capital	Capital

Balances at December 31, 2009	$95	$(14)	$81	$311,295
Formation loan payments received	—	—	—	487
Net income (loss)	2	—	2	235
Allocation of syndication costs	—	—	—	—
Partners’ withdrawals	(20)	1	(19)	(979)
Early withdrawal penalties	—	—	—	—

Balances at March 31, 2010	$77	$(13)	$64	$311,038

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(in thousands) (unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$235	$2,581
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of origination fees	27	30
Imputed interest on formation loan	(147)	(293)
Amortization of discount on formation loan	147	293
Provision for loan losses	301	2,427
Depreciation from rental operations	346	—
Impairment loss on real estate	89	—
Change in operating assets and liabilities
Accrued interest	(935)	(2,181)
Advances on loans	(1,452)	(4,290)
Receivable from affiliate	(288)	(305)
Loan origination fees	(95)	(6)
Accounts payable	(561)	53
Payable to affiliate	302	(52)
Net cash provided by (used in) operating activities	(2,031)	(1,743)

Cash flows from investing activities
Loans originated	(504)	(2,564)
Principal collected on loans	15,564	1,103
Payments for development of real estate	(513)	(704)
Rental operations net of depreciation	(187)	—
Proceeds from disposition of real estate	984	—
Net cash provided by (used in) investing activities	15,344	(2,165)

Cash flows from financing activities
Borrowings (repayments) on line of credit, net	(7,500)	—
Payments on mortgages	(688)	—
Partners’ withdrawals	(979)	(1,800)
Syndication costs paid	—	(1)
Formation loan collections	487	974
Increase in minority interest	135	171
Net cash provided by (used in) financing activities	(8,545)	(656)

Net increase (decrease) in cash and cash equivalents	4,768	(4,564)

Cash and cash equivalents - beginning of year	11,161	12,495

Cash and cash equivalents - end of year	$15,929	$7,931

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(in thousands) (unaudited)

	2010	2009
Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$7,877	$5,497
Mortgages taken subject to collateral foreclosure	6,801	245
Real estate acquired through foreclosure on loans
receivable	$14,678	$5,742

Cash paid for interest	$935	$584

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, was organized in 1993.  The general partners are Michael R. Burwell, an individual, Gymno Corporation and Redwood Mortgage Corp. (RMC), both California corporations that are owned and controlled directly or indirectly, by Michael R. Burwell through his individual stock ownership and as trustee of certain family trusts.  The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by RMC.  The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.  Income taxes – federal and state – are the obligation of the partners, if and when taxes apply, other than for the annual California franchise taxes levied on and paid by the partnership.

In March 2009, the partnership suspended capital liquidations, and is not accepting new liquidation requests until further notice.

In December 2008, the partnership completed its sixth offering stage, wherein contributed capital totaled $299,813,000 of approved aggregate offerings of $300,000,000.  No additional offerings are contemplated at this time.

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” The following summarizes formation loan transactions at March 31, 2010 ($ in thousands):

Formation loan made	$22,567
Unamortized discount on imputed interest	(2,166)
Formation loan made, net	20,401
Repayments to date	(11,153)
Early withdrawal penalties applied	(640)
Formation loan, net	8,608
Unamortized discount on imputed interest	2,166
March 31, 2010 balance	$10,774

The formation loan is deducted from limited partners’ capital in the consolidated balance sheets.  As amounts are collected from RMC, the deduction from capital is reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%.  An estimated amount of imputed interest is recorded for offerings still outstanding. During the three months ended March 31, 2010 and 2009, $147,000, and $293,000, respectively, were recorded related to amortization of the discount on imputed interest.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 1 – GENERAL (continued)

Through March 31, 2010, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(189)
Allocated to date	(3,530)

March 31, 2010 balance	$1,291

The partnership is scheduled to terminate on December 31, 2032, unless sooner terminated as provided in the partnership agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC, Borrette Property Company, LLC, Altura, LLC, SF Dore, LLC and Grand Villa Glendale, LLC, and the partnership’s 72.5%-owned subsidiary, Larkin Property Company, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

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
March 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller in a functioning market or the transaction was completed in a distressed market, in which the predominant number of sellers are surrendering properties to lenders in partial settlement of debt (as is currently prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for higher quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion).

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
March 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and interest income (continued)

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

The partnership may negotiate and enter into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

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
March 31, 2010 (unaudited)

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

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 9 to the financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  For the three months ended March 31, 2010 and 2009, loan brokerage commissions paid by the borrowers were $0 and $35,000 respectively.

- Mortgage servicing fees - RMC, a general partner, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, RMC has charged 1.0% annually, and at times waived additional amounts to enhance the partnership’s earnings.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  RMC does not use any specific criteria in determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

Mortgage servicing fees are summarized in the following table for the three months ended March 31 ($ in thousands).

	2010	2009
Maximum chargeable by RMC	$875	$1,072
Waived by RMC	(292)	(657)
Net charged	$583	$415

- Asset management fees - The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, the general partners have charged less than the maximum allowable rate to enhance the partnership’s earnings.  Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  The general partners do not use any specific criteria in determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.

Asset management fees were $304,000 and $334,000 for the three months ended March 31, 2010 and 2009, respectively.

- Costs from RMC - RMC, a general partner, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses totaling $112,000 and $112,000 were reimbursed to RMC during the three months ended March 31, 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

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

Secured loan transactions are summarized in the following table for the three months ended March 31 ($ in thousands).

	2010	2009
Unpaid principal balance, beginning of the year	$268,445	$363,037
New loans	504	2,564
Borrower repayments	(15,564)	(1,103)
Foreclosures	(6,421)	(5,072)
Other	(440)	—
Unpaid principal balance, March 31,	$246,524	$359,426

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2010	2009
Number of secured loans	98	110
Secured loans – unpaid principal balance (or Principal)	$246,524	$268,445

Average secured loan	$2,516	$2,440
Average secured loan as percent of total secured loans	1.02%	.91%
Average secured loan as percent of partners’ capital	0.81%	.78%

Largest secured loan	$37,923	$37,923
Largest secured loan as percent of total secured loans	15.38%	14.13%
Largest secured loan as percent of partners’ capital	12.19%	12.18%
Largest secured loan as percent of total assets	9.50%	9.45%

Smallest secured loan	$63	$67
Smallest secured loan as percent of total secured loans	0.03%	0.03%
Smallest secured loan as percent of partners’ capital	0.02%	0.02%
Smallest secured loan as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	28	28
Largest percentage of secured loans in one county	26.37%	30.05%

Number of secured loans in foreclosure status	8	9
Secured loans in foreclosure – unpaid principal balance	$31.164	$22,313

Number of secured loans with an interest reserve	1	1
Interest reserves	$157	$244

Secured loans – interest rates range (fixed)	5.00-11.00%	5.00-11.00%

As of March 31, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,041 (representing 15.38% of outstanding secured loans and 9.50% of partnership assets) was secured by a condominium/apartment complex located in Sacramento County, California. The loan bears interest at a rate of 9.25% and matured January 1, 2010. During the three months ended March 31, 2010 the partnership restructured this loan by extending the maturity date by six months to July 1, 2010, as negotiations continue with the borrower. The borrower made partial payments in the first quarter of 2010, as the condominium/apartment complex approaches full occupancy. The loan was placed on nonaccrual status as of January 1, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	53	$109,734	45%	59	$126,702	47%
Second trust deeds	43	136,279	55	48	141,131	53
Third trust deeds	2	511	0	3	612	0
Total secured loans	98	246,524	100%	110	268,445	100%
Liens due other lenders at loan closing		282,515			291,912

Total debt		$529,039			$560,357

Appraised property value at loan closing		$798,701			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		66.24%			69.57%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	76	$181,241	73%	82	$185,663	69%
Multi-family	7	8,780	4	7	11,411	4
Commercial	14	55,955	23	20	70,538	26
Land	1	548	0	1	833	1
Total secured loans	98	$246,524	100%	110	$268,445	100%

(2)
Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  As of March 31, 2010 and December 31, 2009, $154,832,000 and $157,594,000, respectively, of the partnership’s loans were secured by condominium properties.

From time to time, loan originations in one sector or property type increase due to prevailing market conditions.  The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks as to the timing and the amount of the recovery of the partnership’s investment in the loan.  Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences, which is itself distressed due to 1) the uncertainty regarding general economic conditions and employment; 2) tighter mortgage credit; and 3) the preponderance of bank-owned and short sales in the market.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than for stand-alone/detached property types.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

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

Further, due to the nature of condominiums and a borrower's ownership interest therein, the partnership may have less flexibility in completing foreclosure and obtaining title to the collateral upon a default on the part of the borrower.  Among other things, the partnership must consider the governing documents of the homeowners association and the state and local laws applicable to condominium units, which may require an owner to obtain a public report prior to the sale of the units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2010	16	$83,095	34%
2011	17	33,592	14
2012	20	60,897	25
2013	21	13,034	5
2014	5	951	0
Thereafter	9	5,697	2
Total future maturities	88	197,266	80
Matured at March 31, 2010	10	49,258	20
Total secured loans	98	$246,524	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	10	10
Unpaid principal balance	$49,258	$46,033
Percent of loans	20.00%	17.15%
Advances	6,010	2,930
Accrued interest	3,188	2,809

(3)	8 of the March 31, 2010 loans and 8 of the December 31, 2009 loans are also included in the secured loans more than 90 days delinquent shown in the table below.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Delinquent loans - Secured loans more than 90 days delinquent in interest payments and/or on nonaccrual status are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2010	2009
Secured loans more than 90 days delinquent
Number of loans (4)	23	25
Unpaid principal balance	$133,063	$136,168
Advances	17,786	15,768
Accrued interest	9,392	9,871

Secured loans in nonaccrual status
Number of loans (4)	21	26
Unpaid principal balance	$135,221	$104,653
Foregone interest, for the three months ended March 31, 2010
and for the year ended December 31, 2009	$3,238	$3,078

(4)	Secured loans more than 90 days delinquent include 19 and 24 loans in 2010 and 2009, respectively, are also included in the loans on nonaccrual status.

Impaired loans - Secured loans designated as impaired loans are summarized in the following table for the three months ended March 31, 2010 and for the year ended December 31, 2009 ($ in thousands).

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
March 31, 2010	29	$197,995	$229,191	$18,702	$201,683	$318	$209
December 31, 2009	29	$146,956	$174,175	$20,884	$115,225	$9,367	$2,495

Loans are designated impaired when based on current information and events, it is probable the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements.  For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).  At March 31, 2010, and December 31, 2009, 18 loans and 20 loans, respectively, had specific reserves.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table for the three months ended March 31 ($ in thousands).

	2010	2009
Balance at beginning of year	$23,086	$11,420

Provision for loan losses	301	2,294

Charge-offs, net
Charge-offs	(483)	(5)
Recoveries
Charge-offs, net	(483)	(5)

Balance at end of March 31,	$22,904	$13,709

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.18%	0.00%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of unpaid principal balance (by property type) are presented in the following table ($ in thousands).

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Single family	$16,401	73%	$15,431	69%
Multi-family	525	4	526	4
Commercial	5,968	23	6,968	26
Land	10	0	161	1
Total allowance for loan losses	$22,904	100%	$23,086	100%

NOTE 6 – REAL ESTATE HELD FOR SALE

Real estate held for sale activity and changes in the net realizable values are summarized in the following table for the three months ended March 31 ($ in thousands).

	2010	2009
Real estate held for sale - beginning of the year	$8,102	$5,113
Acquisitions		5,640
Dispositions	(984)
Improvements/betterments	11
Charge-offs	(245)
Changes in net realizable values	(89)	(15)
Real estate held for sale - March 31,	$6,795	$10,738

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

Real estate held for sale summarized by property type is presented in the following table ($ in thousands).

	March 31,	December 31,
	2010	2009
Number of properties	6	7

Property type
Single family	$6,417	$7,725
Multi-family	378	377
Total real estate held for sale	$6,795	$8,102

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

Real estate held as investment the activity and changes in the impairment reserves are summarized in the following table for the three months ended March 31 ($ in thousands).

	Cost		Accumulated Depreciation
	2010	2009	2010	2009
Balance beginning of the year	$102,833	$20,580	$507	$—
Acquisitions	14,865	—		—
Dispositions	—	—		—
Improvements/betterments	502	688		—
Designated real estate held as investment	—	—		—
Depreciation	(346)	—	346	—
Change in impairment reserve	—	—		—
Balance March 31,	$117,854	$21,268	$853	$—

Real estate held as investment summarized by property type is presented in the following table ($ in thousands).

	March 31,	December 31,
	2010	2009
Number of properties	13	8

Property type
Single family	$7,732	$4,140
Multi-unit	100,873	93,662
Commercial	4,218	—
Land	5,031	5,031
Total real estate held as investment	$117,854	$102,833

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 7 – REAL ESTATE HELD AS INVESTMENT (continued)

The results of operations for rental properties in the real estate held as investment is presented in the following table for the three months ended March 31 ($ in thousands).

	2010	2009
Rental income	$1,064	$—

Operating expenses
Property taxes	176	—
Management, administration and insurance	194	—
Utilities, maintenance and other	197	—
Advertising and promotions	11	—
Total operating expenses	578	—
Earnings/(loss) before depreciation	486	—
Depreciation	346	—
Earnings/(loss)	$140	$—

Interest expense related to mortgages on rental properties for the three months ended March 31, totaled $45,000 for 2010 and $0 for 2009.

In March 2010, the partnership acquired through foreclosure an approximately 13,500 square foot commercial property located in San Francisco, California.  At acquisition the total investment was approximately $3,400,000 of prior loan balance, accrued interest and advances.  As of March 31, 2010, the property has been vacated and typical cosmetic improvements are being made to enhance the property’s appeal to the real estate leasing and sale markets.

In March 2010, the partnership acquired through foreclosure an eight unit condominium complex located in San Francisco, California.  The property is subject to a senior loan of $2,460,000, with an interest rate of 7.00%.  At acquisition the total investment was approximately $3,540,000 of prior loan balance, accrued interest, advances and the senior loan.  Following its acquisition, the property has been operated as a rental property.  An independent, professional management firm has been engaged to oversee property operations.  As of March 31, 2010, all of the units have been leased to tenants.  RMC is processing/filing necessary administrative documents to offer for sale the individual units.

In February 2010, the partnership, along with two affiliated partnerships, acquired though foreclosure, a 22 unit, condominium complex, in which the partnership holds a 70.00% ownership interest.  The property is subject to a senior loan with an interest rate of 7.21%.  The transaction resulted in an increase to real estate held as investment of $6,950,000, reductions to secured loans of $2,100,000, accrued interest of $140,000 and advances of $370,000.  The partnership's share of the unpaid principal balance of the senior loan is $4,340,000.  Following its acquisition, the property has been operated as a rental property.  An independent, professional management firm has been engaged to oversee property operations.  As of March 31, 2010, all of the units have been leased to tenants.  RMC is processing/filing necessary administrative documents to offer for sale the individual units.

In January 2010, the partnership acquired through foreclosure a mixed use commercial property located in Sausalito, California.  At acquisition the total investment was approximately $760,000 of prior loan balance and accrued interest.  The property has been vacated and typical cosmetic improvements are being made to enhance the property’s appeal to the real estate leasing and sale markets.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 8 – BORROWINGS

Bank Line of credit

The partnership has a bank line of credit that matures on June 30, 2010, carries an interest rate on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  If there are no outstanding defaults on the line at the maturity date, the partnership has an option to convert the line of credit to a term loan that would be payable over 36 months. The outstanding balance was $72,000,000 and $80,000,000 at March 31, 2010 and December 31, 2009, respectively.  The interest rate was 4.75% at March 31, 2010 and December 31, 2009.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.

The line of credit requires the partnership to comply with certain financial covenants.  As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement.  In the fourth quarter of 2009,  the banks and the partnership entered into a forbearance agreement (through May 22, 2010), which included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000.  Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

The general partners expect to complete negotiation of a resolution of these covenant matters with the banks in the second quarter of 2010, and it believes that - other than the reduction in earnings resulting from the increased interest rate - there will be no other material impact on the partnership’s financial position or results of operations during the negotiation period.  While the definitive terms of the resolution will not be known until negotiations are completed, the general partners anticipate that the partnership may be expected to continue pay down of the amount owing as cash becomes available from operations, loan payoffs, and property sales, that began in the fourth quarter of 2009 at amounts and terms to be negotiated.  Through May 17, 2010, the partnership made payments reducing the principal balance on the line of credit to $72 million.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 8 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table at March 31, 2010 and December 31, 2009 (mortgage balance $ in thousands):

	March 31,	December 31,
Lender	2010	2009
Chinatrust Bank	$4,333	$—
Interest rate 7.21%
Matures June 14, 2011
Monthly payment $31,245
Lime Financial	—	245
Interest rate 6.25%
Matures June 1, 2034
Monthly payment $1,580
Bank of Alameda	—	674
Interest rate 8.00%
Matures February 24, 2015
Monthly payment $5,215
First National Bank of Northern California	2,461	—
Interest rate 7.00%
Matures September 1, 2011
Monthly payment $17,043
Wells Fargo	399	403
Interest rate 3.50%
Matures October 1, 2032
Monthly payment $2,141
Wachovia	355	358
Interest rate 6.26%
Matures September 15, 2032
Monthly payment $2,581
Total mortgages	$7,548	$1,680

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
March 31, 2010 (unaudited)

NOTE 9 – FAIR VALUE (continued)

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$59,923	$59,923
Real estate held for sale	$—	$—	$6,795	$6,795
Real estate held as investment	$—	$—	$84,562	$84,562

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$39,268	$39,268
Real estate held for sale	$—	$—	$8,102	$8,102
Real estate held as investment	$—	$—	$80,012	$80,012

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 9 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $48,415,000 and $120,948,000 at March 31, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs).  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

(e)
Line of credit.  The partnership has a bank line of credit with $72.5 million outstanding at March 31, 2010 at an interest rate of 1.5 points above the prime rate or 4.75%.  This is the default rate as provided in the loan agreements and results from the partnership’s non-compliance with the profitability covenant for the quarter ended September 30, 2009, and for the year ended December 31, 2009.  The partnership is negotiating with the lending banks to term out the loan over a period acceptable to each of the parties.  The amount outstanding is well collateralized by the assets of the partnership, and at least one of the banks has shared with the general partners that the loan is considered performing notwithstanding consideration of the non-compliance with the profitability covenant.  The partners believe the rate of 1.5 points above prime is indicative of a good credit with strong collateral in this market and that the term out provisions similarly will be reflective of market conditions.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At March 31, 2010, there were $478,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans and cash.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of March 31, 2010.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2010the partnership acquired two properties previously securing two partnership loans.

In the first quarter of 2010, the partnership formed a wholly-owned limited liability company, SF Dore, LLC.  In April 2010, SF Dore, LLC acquired a 42 unit condominium complex located in San Francisco, California.  The property is currently being operated as rental apartments, and is considered fully occupied.  An independent, professional management firm was engaged to oversee operations.  The partnership’s total investment in the property is approximately $12,000,000.  The property is subject to a lien with a balance of approximately $5,900,000 and an interest rate of 4.20%. RMC is processing/filing necessary administrative documents to offer for sale the individual units.

In April 2010, the partnership acquired a commercial property located in San Francisco, California.  The property's sole tenant is the City of San Francisco, with approximately 18 months remaining on the lease.  The lease provides three additional five-year extensions.  The partnership's total investment will be approximately $10,600,000.  The property is subject to a lien with a balance of approximately $8,000,000 and an interest rate of 6.53%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited consolidated financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2010 annualized yield estimates, additional foreclosures in 2010, expectations regarding the level of loan delinquencies, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller in a functioning market or the transaction was completed in a distressed market, in which the predominant number of sellers are surrendering properties to lenders in partial settlement of debt (as is currently prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers.  Criticized - as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values.  It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for higher quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types in (such as land held for development and for units in a condominium conversion).

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

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 9 to the financial statements.

Related Parties.

The general partners of the partnership are RMC, Gymno Corporation and Michael R. Burwell.  Most partnership business is conducted through RMC, which arranges services and maintains the loan portfolio for the benefit of the partnership.  The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the partnership agreement. In the past the general partners have elected not to take the maximum compensation. See Note 1 (General) and Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion of various partnership activities for which the general partners and related parties are compensated, and other related-party transaction, including the formation loan.

Results of Operations.

The partnership’s operating results for the three months ended March 31, 2010 and 2009 are discussed below ($ in thousands).

	Changes during the three months ended March 31, 2010 versus 2009
	Dollars	Percent
Revenue
Loans
Interest	$(3,526)	(53)%
Late fees	20	500
Total loan revenue	(3,506)	(53)
Imputed interest on formation loan	(146)	(50)
Other interest	(6)	(21)
Rental income	1,064	—
Other	1	33
Total revenues	(2,593)	(37)

Interest expense
Line of credit	306	52
Amortization of origination fees - line of credit	(3)	(10)
Mortgages	45	—
Amortization of discount on imputed interest	(146)	(50)
Total interest expense	202	22

Provision for loan losses	(2,126)	(88)

Operating expenses
Mortgage servicing fees	168	40
Asset management fees	(30)	(9)
Clerical costs through Redwood Mortgage Corp.	—	—
Professional services	318	723
Rental operations	924	—
Loss on sale of real estate	223	—
Impairment loss on real estate	89	—
Other	(15)	(14)
Total operating expenses	1,677	165
Net income (loss)	$(2,346)	(91)%

Please refer to the above table throughout the discussion of Results of Operations.

Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2009

Revenue – Loans – Interest

The interest on loans decreased for 2010 due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in nonaccrual loans resulting in approximately $2,700,000 of additional foregone interest (i.e., interest not recorded for financial reporting purposes on loans designated as in nonaccrual status) in 2010 compared to 2009.  The table below recaps the quarterly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
	Balance	Rate	Rate
2009	$363,084	9.21%	7.27%
2010	$261,405	8.82%	4.70%

Revenue – Rental Income

The rental revenue for 2010 is attributable to the partnership’s acquisition, since late June 2009, of eight properties by foreclosure which the general partners determined would best serve the partnership at this time and for the foreseeable future, to be rented rather than sold.  The properties range from a single condominium unit up to a 126 unit condominium complex, along with a detached single-family residence and commercial property.  Independent, professional management firms were engaged to oversee operations at each property.

Except for one recent acquisition, the properties are effectively “fully rented”.  Taken as a whole, the rental properties are now producing positive cash flow.

Interest Expense – Line of Credit and other Borrowings

The increased interest expenses for 2010 are related primarily to an increase in the interest rate on the partnership’s line of credit. While the average daily borrowing for 2010 of $76,667,000 was lower compared to $85,000,000 for 2009, the average interest rate for 2010 was 4.75% compared to 2.75% for 2009. Due to the partnership recognizing a net loss for the quarter ended September 30, 2009 and the year ended December 31, 2009, the partnership was in technical non-compliance with a financial-performance covenant on its line of credit.  In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement which, among other things, included increasing the interest rate charged on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009.

Provision for losses on loans

The provision for losses on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter.

Operating Expenses

The increase in professional services for 2010 was due to increases in professional costs for legal services, audits, and tax return processing.  As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.

The increase in rental operations is due to the partnership’s decision to lease some of the properties acquired through foreclosure, rather than sell all acquired real estate.  Please see the earlier discussion under Revenue - Rental Income in this item.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three months ended March 31, ($ in thousands).

	2010	2009
Operating expenses
Property taxes	$176	$—
Management, administration and insurance	194	—
Utilities, maintenance and other	197	—
Advertising and promotions	11	—
Total operating expenses	578	—
Depreciation	346	—
Total operating expenses and depreciation	$924	$—

Interest expense related to mortgages on rental properties for the three months ended March 31, totaled $45,000 for 2010 and $0 for 2009.

The loss on disposal of real estate and impairment loss on real estate for 2010 is the result of the completed sale of a condominium unit and an accepted offer for sale on another condominium unit, set to close escrow in the second quarter of 2010..

Allowance for Losses.

The allowance for loan losses is principally the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
March 31, 2010	29	$197,995	$229,191	$18,702	$201,683	$318	$209
December 31, 2009	29	$146,956	$174,175	$20,884	$115,225	$9,367	$2,495

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

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31 ($ in thousands).

	2010	2009
Balance at beginning of year	$23,086	$11,420

Provision for loan losses	301	2,294

Charge-offs, net
Charge-offs	(483)	(5)
Recoveries
Charge-offs, net	(483)	(5)

Balance at end of March 31,	$22,904	$13,709

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.18%	0.00%

The partnership may restructure loans which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs, borrowers’ mortgage payments, rents, and sale of real estate owned for the source of funds for new loans, partnership operations, and partner distributions and liquidations.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.

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

The partnership has a bank line of credit in the maximum amount of the lesser of (1) $85,000,000, (2) one-third of partners’ capital, or (3) the borrowing base as defined in the credit agreement.  The line of credit matures on June 30, 2010, carries an interest rate on borrowings at prime less 0.50% and is secured by the partnership’s loan portfolio.  If there are no outstanding defaults on the line at the maturity date, the partnership has an option to convert the line of credit to a term loan that would be payable over 36 months. The outstanding balance was $72,500,000 and $80,000,000 at March 31, 2010 and December 31, 2009, respectively. The interest rate was 4.75% at March 31, 2010 and December 31, 2009.  The partnership may also be subject to a 0.5% fee on specified balances in the event the line is not utilized.

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

The general partners expect to complete negotiation of a resolution of these covenant matters with the banks in the second quarter of 2010, and it believes that other than the reduction in earnings resulting from the increased interest rate, there will be no other material impact on the partnership’s financial position or results of operations during the negotiation period.  While the definitive terms of the resolution will not be known until negotiations are completed, the general partners anticipate that the partnership may be expected to continue pay down of the amount owing as cash becomes available from operations, loan payoffs, and property sales, that began in the fourth quarter of 2009 at amounts and terms to be negotiated.  Through May 17, 2010, the partnership made payments reducing the principal balance on the line of credit to $72 million.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 48% and 43% for the three months ended March 31, 2010 and 2009, respectively.  Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Similarly, the partnership does not currently anticipate an increase in distribution amounts for the remainder of the year.  If borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then distributions could be reduced further or even suspended.  As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process.  It is not anticipated limited partners will see a quick or large increase in the earnings or distributions.  Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves.  For the three months ended March 31, 2010 and 2009, the partnership distributed $2,006,000 and $4,130,000, respectively.

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

In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended liquidation payments and announced that it will not be accepting new liquidation requests until further notice.  Liquidation requests of approximately $2,700,000 remained unfulfilled at March 31, 2009 and liquidations for future periods are suspended until future notice.  Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner.  The total liquidations of the limited partners’ ending capital for the three months ended March 31, 2009 were $6,000.  There were no liquidations in 2010.  In addition, since March 16, 2009, the partnership significantly reduced the amount of the cash distributions made to the limited partners, who had made the election to receive distributions of their pro-rata share of the net income.

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

The crisis in the capital markets and resulting recession in the United States began in December 2007 and continued to deepen as 2008 progressed.  The Gross Domestic Product (GDP), the output of goods and services produced by labor and property located in the United States, began the first quarter of 2008 with a decrease of 0.7 percent, then ticked up 1.5 percent in the second quarter before progressively declining with a 2.7 percent drop in the third quarter and a dramatic fourth quarter 2008 decrease of 5.4 percent.  The effects of the long economic slow down continued to worsen in 2009.  In the first quarter of 2009, GDP tumbled further by 6.4 percent and again declined 0.7 percent in the second quarter. The third and fourth quarters of 2009 and the first quarter of 2010 saw GDP increases of 2.2 percent, 5.6 percent and 3.2 percent.  However, for the year 2009 GDP decreased from its 2008 level by 2.4 percent.

The late 2009 and early 2010 increases, while meaningful, have only just begun to erase the prior year and a half of continuous declines in GDP.  Long-term, consistent GDP gains will be necessary for the vital areas of the economy – credit, jobs and housing - to start to recover and keep that recovery sustainable.

Credit/Capital markets - As a result of the dysfunctional capital markets, the United States economy generally and the real estate markets in particular, faced a meltdown in the third and fourth quarters of 2008.  Among the events that collided and contributed to the virtual seizure of the financial system were: the failure of the brokerage firm Lehman Brothers; the forced mergers of Bear Stearns and Merrill Lynch; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the forced merger of Wachovia Bank; the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); and the $85 billion government bailout of American International Group, Inc. (AIG), one of the worlds largest insurers.

The fallout and impact of this virtual financial seizure in late 2008 began to assert their effects in 2009.  Some of the areas affected were:  bank failures, further credit availability reductions, further real estate value reductions, continued loan delinquencies and increased foreclosures.  During 2009, 140 banks failed and were taken over by the FDIC.  Continuing in 2010, 68 banks failed through May 10, 2010.  Credit, one of the necessary components of a functioning economic system, virtually ceased to exist and the financial system became illiquid.  Real estate, already suffering from record loan delinquencies and reductions in values throughout late 2007 and 2008, is a heavy user of credit.  As the capital markets constricted and then almost ceased, financing for real estate became ever more unavailable.  This magnified the weaknesses in the already difficult real estate markets and caused further uncertainty, difficulty in completing transactions, increased loan delinquencies, and helped cause further real estate value reductions.  Without available real estate credit, owners of real estate could not efficiently sell or refinance property, as underwriting standards materially continued to evolve, tighten and reduce the types of qualifying properties borrower standard that are deemed acceptable risks. In many cases, all cash transactions were necessary to complete a purchase.

In response to these events and to help bolster the financial and capital markets, the United States government, through the Federal Reserve and Treasury, adopted several measures.  These measures include, among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00 percent to 0.25 percent and enactment of the Emergency Economic Stabilization Act.  While these efforts have provided much-needed assistance in keeping the capital markets and financial system from collapsing completely, they have not fully stabilized or fully returned the overall capital markets and financial systems to health.  The primary sources of lending capital remaining to real estate borrowers have been reduced to loans that may be sold to Fannie Mae, Freddie Mac, FHA and a few large well-capitalized portfolio lenders.  This curtailment of lending to real estate in general has resulted in a real estate credit crisis that is leaving borrowers and purchasers without available sources of credit.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs.  This has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate, in some cases only all cash buyers at vulture prices.  In general, this contributes to a reduced demand for real estate and a real estate market that lacks solid markers to value due to distressed sales which may dominate markets or skew market indicators of value.

As a result of the dysfunction in the capital markets and the deepening recession in the United States, the Federal Reserve instituted a number of lending programs to provide well-secured, mostly short-term credit to the financial system.  As financial conditions in the United States started to show signs of improvement in late 2009 and early 2010, the Federal Reserve began phasing out these lending programs.  The last of the major programs still in operation is the Term Asset-Backed Securities Loan Facility (TALF), which has supported the market for asset-backed securities. The TALF is scheduled to close on March 31, 2010, for all loans except those backed by newly issued commercial mortgage-backed securities; on June 30 the TALF will close for all loans.  The Fed’s lending programs may have helped hold down interest rates; it is too early to tell if rates will rise in the absence of Fed intervention however, no dramatic changes have occurred in the brief period since March 31, 2010.

Employment/Jobs - The economic downturn continues to impact the United States and California’s unemployment figures.  Unemployment for the nation had risen to 6.9 percent by the end of 2008, and continued to rise during 2009.  Average national unemployment rose to 8.2 percent during the first quarter of 2009, then to 9.3 percent in the second quarter, 9.7 percent in the third quarter, and to 10.0 percent as of December 2009.  By the end of 2009, national unemployment was at the highest level in over 25 years.  As of March 31, 2010, national unemployment had declined slightly to 9.7 percent.  California’s unemployment mirrored the nation with unemployment rising significantly throughout 2008 and 2009.  California’s unemployment rate began 2009 at 9.2 percent and ended the year at 12.3 percent.  During the first quarter of 2010 California’s unemployment rate continued to increase to 12.6 percent of the labor force.  The California unemployment rate is the highest it has been since the Bureau of Labor Statistics started keeping records in 1976; in many areas within the state, unemployment rates are at their highest levels since the Great Depression.  These figures do not include the underemployed, where a worker is either employed below their skill level, forced to work part time, or unproductive due to overstaffing.  According to some estimates, up to 20 percent of the nation’s labor force may be underemployed, meaning they are contributing less to the nation’s productivity and spending less because of reduced income and uncertainty about their employment situation.  Overall, the rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.  In situations where workers have lost jobs they may not be able to meet their financial obligations.

In reaction to the economic distress and uncertainty, the consumer has become pessimistic.  The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy.  Generally consumer confidence is high when the unemployment rate is low and GDP growth is high; consumers are also more likely to spend when confidence is high.  The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic.  At the start of 2008, consumer confidence index was at 87.3. By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3.  Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s from May 2009 through April 2010.

Housing - Also in line with the general worsening of the United States’ economy in 2008 and early 2009 and the decline in consumer confidence, the housing market experienced high volumes of delinquencies and foreclosures.  According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on residential properties fell to 9.47 percent as of the end of the fourth quarter of 2009, down slightly from the third quarter, but still up 1.59 percent from the fourth quarter of 2008.  The delinquency rate includes loans that are past due but not in foreclosure.  The percentage of loans in foreclosure at the end of the fourth quarter of 2009 was 4.58 percent, an increase of 0.11 percent from the third quarter and a 1.28 percent increase from the fourth quarter of 2008.  The combined percentage of loans in foreclosure or past due at the end of the fourth quarter of 2009 was 15.02 percent, the highest ever recorded in the MBA delinquency survey.  In California, delinquencies and foreclosures are higher than the national figures.  In the first quarter of 2009, the number of foreclosures filed peaked at 135,431 – the highest number ever recorded.  In the second quarter, foreclosure filings dropped to 124,562, then to 111,689 in the third quarter, down to 84,568 in the fourth quarter of 2009 and down again to 81,054 in the first quarter of 2010.  Overall, foreclosure filings were down 4.2 percent from the fourth quarter of 2009 and down 40.2 percent from the first quarter of 2009.  The number of Trustees Deeds recorded in the state of California, or the number of house or condo units taken over by the lender, totaled 42,857 for the first quarter of 2010.  That represents a 16.1 percent decrease from the 51,060 recorded during the fourth quarter of 2009 and an overall decrease of 1.7 percent from the 43,620 for the first quarter 2009. The all-time peak was 79,511 in the third quarter of 2008.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate.  The 10-year rate began 2008 at an average rate of 3.74 percent, rose to a high of 4.10 percent in June, and then fell to 2.42 percent in December 2008.  In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  During the first quarter of 2010, the 10 year rate traded within a relatively narrow range of 3.59 percent to 3.90 percent.  Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  For the week ending May 6, 2010, rates were back up to 5.00 percent with a 0.7 percent cost.  While low by historic standards, the rates are not sufficiently low to entice concerned consumers to take on mortgage debt and tight underwriting standards can make financing at these rates difficult to obtain.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  As of March 2010, the median national sales price had dropped to $170,700.  According to Dataquick, the median home price in California was $255,000 in March 2010, up 14.3 percent from $223,000 in March 2009.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009.  In March 2010, the median home price in the nine-county San Francisco Bay area reached $380,000, a 31 percent increase from March 2009.  The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.

During the same time period, national sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and were still down as of March 2010, when the annual rate was 5,350,000.  According to DataQuick, 37,295 homes and condos were sold in California in March 2010, a 3 percent increase from the 36,215 sales in March 2009.  Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is some speculation that volumes could continue to decline after the First-Time Homebuyer Tax Credit expires on April 30, 2010.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  Few transactions are occurring as the market remains devoid of financing and buyers and sellers expectations remain widely divergent.  In general, in the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Office rents, after falling for three straight years, began 2010 remaining relatively stable as reported by Grubb and Ellis at $32.94 and $26.46 for Class A and Class B office space in San Francisco and at $33.72 and $26.04 for Silicon Valley.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009 and first quarter of 2010, vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley but had declined in San Francisco from 19 percent at December 2009 to 17.6 percent at March 2010.  Given the current difficult credit market there is concern that borrowers with commercial mortgages that have balloon payments coming due in the next three years will have a difficult time extending or refinancing their existing real estate debt. To the extent that they cannot extend or refinance their debt, these borrowers will be forced to sell or default, resulting in increased available commercial real estate and placing downward price pressure on this asset class. All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area and in some cases since the recession in the early 1990s.  The recent trends may be a sign that commercial rents and vacancies are stabilizing albeit at a greatly reduced lease rates from their highs only a few years ago.

Overall, while there are some signs that economic conditions are improving as indicated among some watched statistics and indices it must be remembered that these improvements are coming from historic lows often not seen in decades.  A return to a stable economic climate appears to be at best slow in returning and perhaps includes periods of downturn.  A continuing risk is that home prices might further decline.  Most analysts expect some further pressure on prices as unemployment remains high, government stimulus programs end and interest rates eventually rise.  Perhaps the most important factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply may exert downward pressure upon residential real estate prices. In light of the current economic conditions, the partnership has been increasing its allowance for loan losses, protecting loan interests in its collateral, and taking back collateral.  In some instances, the partnership anticipates realizing losses should it choose to immediately sell properties it acquires.  The partnership believes it may be beneficial, in some cases, to hold property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements or improved management.  The current difficult economic conditions are not conducive to real estate sales and values, and make holding property taken in foreclosure attractive until more normal sales conditions result.  This tactic will cause the partnership to hold properties as investments.

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of March 31, 2010 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years

Line of credit	$72,500	$22,500	$50,000	$—
Mortgages payable	7,548	119	6,740	689
Construction loans	—	—	—	—
Rehabilitation loans	478	478	—	—

Total	$80,526	$23,097	$56,740	$689

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

Secured loan activity is recapped in the following table for the three months ended March, 31 ($ in thousands).

	2010	2009
Unpaid principal balance, beginning of the year	$268,445	$363,037
New loans	504	2,564
Borrower repayments	(15,564)	(1,103)
Foreclosures	(6,421)	(5,072)
Other	(440)	—
Unpaid principal balance, March 31,	$246,524	$359,426

Secured loans had the characteristics presented in the following table at March 31, 2010 and December 31, 2009 ($ in thousands).

	March 31,	December 31,
	2010	2009
Number of secured loans	98	110
Secured loans – unpaid principal balance (or Principal)	$246,524	$268,445

Average secured loan	$2,516	$2,440
Average secured loan as percent of total secured loans	1.02%	.91%
Average secured loan as percent of partners’ capital	0.81%	.78%

Largest secured loan	$37,923	$37,923
Largest secured loan as percent of total secured loans	15.38%	14.13%
Largest secured loan as percent of partners’ capital	12.19%	12.18%
Largest secured loan as percent of total assets	9.50%	9.45%

Smallest secured loan	$63	$67
Smallest secured loan as percent of total secured loans	0.03%	0.03%
Smallest secured loan as percent of partners’ capital	0.02%	0.02%
Smallest secured loan as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	28	28
Largest percentage of secured loans in one county	26.37%	30.05%

Number of secured loans in foreclosure status	8	9
Secured loans in foreclosure – unpaid principal balance	$31,164	$22,313

Number of secured loans with an interest reserve	1	1
Interest reserves	$157	$244

Secured loans – interest rates range (fixed)	5.00-11.00%	5.00-11.00%

As of March 31, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,041 (representing 15.38% of outstanding secured loans and 9.50% of partnership assets) was secured by a condominium/apartment complex located in Sacramento County, California. The loan bears interest at a rate of 9.25% and matured January 1, 2010. During the three months ended March 31, 2010 the partnership restructured this loan by extending the maturity date by six months to July 1, 2010, as negotiations continue with the borrower. The borrower made partial payments in the first quarter of 2010, as the condominium/apartment complex approaches full occupancy. The loan was placed on nonaccrual status as of January 1, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

Secured loans had the lien positions presented in the following table at March 31, 2010 and December 31, 2009 ($ in thousands).

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	53	$109,734	45%	59	$126,702	47%
Second trust deeds	43	136,279	55	48	141,131	53
Third trust deeds	2	511	0	3	612	0
Total secured loans	98	246,524	100%	110	268,445	100%
Liens due other lenders at loan closing		282,515			291,912

Total debt		$529,039			$560,357

Appraised property value at loan closing		$798,701			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		66.24%			69.57%

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

Secured loans summarized by property type of the collateral are presented in the following table at March 31, 2010 and December 31, 2009 ($ in thousands).

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	76	$181,241	73%	82	$185,663	69%
Multi-family	7	8,780	4	7	11,411	4
Commercial	14	55,955	23	20	70,538	26
Land	1	548	0	1	833	1
Total secured loans	98	$246,524	100%	110	$268,445	100%

(2)
Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.  The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks.  Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types.  As of March 31, 2010 and December 31, 2009, $154,832,000 and $157,594,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

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

As of March 31, 2010, secured loans are scheduled to mature as follows ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2010	16	$83,095	34%
2011	17	33,592	14
2012	20	60,897	25
2013	21	13,034	5
2014	5	951	0
Thereafter	9	5,697	2
Total future maturities	88	197,266	80
Matured at March 31, 2010	10	49,258	20
Total secured loans	98	$246,524	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Secured loans past maturity are summarized in the following table at March 31, 2010 and December 31, 2009 ($ in thousands).

	March 31,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	10	10
Unpaid principal balance	$49,258	$46,033
Percent of loans	20.00%	17.15%
Advances	6,010	2,930
Accrued interest	3,188	2,809

(3)	8 of the March 31, 2010 loans and 8 of the December 31, 2009 loans are also included in the secured loans more than 90 days delinquent shown in the table below.

Secured loans more than 90 days delinquent in interest payments and/or on nonaccrual status are summarized in the following table at March 31, 2010 and December 31, 2009 ($ in thousands).

	March 31,	December 31,
	2010	2009
Secure loans more than 90 days delinquent
Number of loans (4)	23	25
Unpaid principal balance	$133,063	$136,168
Advances	17,786	15,768
Accrued interest	9,392	9,871

Secured loans in non-accrual status
Number of loans (4)	21	26
Unpaid principal balance	$135,221	$104,653
Foregone interest, for the three months ended March 31, 2010
and for the year ended December 31, 2009	$3,238	$3,078

(4)	Secured loans more than 90 days delinquent include 19 and 24 loans in 2010 and 2009, respectively, are also included in the loans on nonaccrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under the section entitled “Allowance for Losses” above.

As of March 31, 2010 and December 31, 2009, the partnership held secured loans in the following locations ($ in thousands):

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	57	$163,556	66%	69	$185,732	69%
Other Northern California	18	57,189	23	18	57,200	21
Southern California	23	25,779	10	23	25,513	10
Total secured loans	98	$246,524	100%	110	$268,445	100%

The partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2010, there were three such loans. These include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

A summary of the status of the partnership’s loans, which are periodically disbursed as of March 31, 2010, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$20,290,000
Undisbursed funds	$—	$478,000

“Construction loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  For each such construction loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process.  As of March 31, 2010, the partnership had no commitments for construction loans.  Upon project completion construction loans are reclassified as permanent loans.  Funding of construction loans is limited to 10% of the loan portfolio.

The partnership also makes “rehabilitation loans,” the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units will then be sold to new owners, repaying the partnership’s loan. As of March 31, 2010, the partnership had $20,290,000 in rehabilitation loans where $478,000 remained to be disbursed for a combined total of $20,768,000.  While the partnership does not classify rehabilitation loans as construction loans, rehabilitation loans carry some of the same risks as construction loans.  There is no limit on the amount of rehabilitation loans the partnership may make.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

ITEM 1A.            Risk Factors

Not included as a smaller reporting company.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.              Defaults Upon Senior Securities

Not Applicable.

ITEM 4.               (Removed and Reserved)

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
31.3 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	May 17, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	May 17, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 17, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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
May 17, 2010

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
May 17, 2010

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
Redwood Mortgage Corp.,
General Partner
May 17, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended march 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
May 17, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
May 17, 2010

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
Redwood Mortgage Corp.,
General Partner
May 17, 2010