Form 10-Q
period 2010-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2010-08-16
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
JUNE 30, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)
(in thousands)

ASSETS

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$17,063	$11,161

Loans
Secured by deeds of trust
Principal balances	240,053	268,445
Advances	18,096	18,421
Accrued interest	15,012	15,405
Allowance for loan losses	(34,818)	(23,086)
Net loans	238,343	279,185

Real estate held for sale	9,580	8,102

Real estate held as investment, net	134,715	102,833

Receivable from affiliate	138	5

Other assets, net	582	112

Total assets	$400,421	$401,398

LIABILITIES AND CAPITAL

Liabilities
Line of credit	$54,500	$80,000
Mortgages payable	40,985	1,680
Accounts payable	1,623	1,756
Payable to affiliate	1,501	2,439
Total liabilities	98,609	85,875

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	297,291	311,214
General partners’ capital (deficit), net	(47)	81
Total partners’ capital	297,244	311,295

Non-controlling interest	4,568	4,228
Total capital	301,812	315,523

Total liabilities and capital	$400,421	$401,398

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(in thousands, except for per limited partner amounts)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues
Loans
Interest	$1,944	$6,185	$5,018	$12,785
Late fees	4	20	28	24
Total loan revenue	1,948	6,205	5,046	12,809

Imputed interest on formation loan	142	76	289	369
Other interest	16	25	39	54
Other	3	6	7	9
Total revenues	2,109	6,312	5,381	13,241

Interest expense
Line of credit	834	584	1,724	1,168
Amortization of originations fees for line of credit	59	30	86	60
Mortgages	286	—	331	—
Amortization of discount on imputed interest	142	76	289	369
Total interest expense	1,321	690	2,430	1,597

Provision for loan losses	12,001	2,722	12,302	5,149

Operating Expenses
Mortgage servicing fees	303	865	886	1,280
Asset management fees	306	333	610	667
Costs from Redwood Mortgage Corp.	112	113	224	225
Professional services	420	93	782	137
Rental operations, net	274	—	134	—
Real estate owned holding costs	619	41	674	132
Loss/(gain) on real estate sold	(3)	—	220	—
Impairment loss on real estate	—	—	89	—
Other	61	54	100	72
Total operating expenses	2,092	1,499	3,719	2,513

Net income (loss)	$(13,305)	$1,401	$(13,070)	$3,982

Net income (loss)
General partners ( 1%)	$(133)	$14	$(131)	$40
Limited partners (99%)	(13,172)	1,387	(12,939)	3,942
	$(13,305)	$1,401	$(13,070)	$3,982

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$(40)	$3	$(39)	$11
Where partner receives income in monthly distributions	$(41)	$3	$(40)	$11

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2010
(in thousands) (unaudited)

	Limited Partners
	Capital			Total
	Account	Unallocated	Formation	Limited
	Limited	Syndication	Loan,	Partners’
	Partners	Costs	Gross	Capital

Balances at December 31, 2009	$323,840	$(1,365)	$(11,261)	$311,214
Formation loan payments received			971	971
Net income (loss)	(12,939)	—	—	(12,939)
Allocation of syndication costs	(174)	174	—	—
Partners’ withdrawals	(1,955)	—	—	(1,955)
Early withdrawal penalties	(2)	—	2	—

Balances at June 30, 2010	$308,770	$(1,191)	$(10,288)	$297,291

	General Partners
	Capital		Total
	Account	Unallocated	General	Total
	General	Syndication	Partners’	Partners’
	Partners	Costs	Capital	Capital

Balances at December 31, 2009	$95	$(14)	$81	$311,295
Formation loan payments received	—	—	—	971
Net income (loss)	(131)	—	(131)	(13,070)
Allocation of syndication costs	(2)	2	—	—
Partners’ withdrawals	3	—	3	(1,952)
Early withdrawal penalties	—	—	—	—

Balances at June 30, 2010	$(35)	$(12)	$(47)	$297,244

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(in thousands) (unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(13,070)	$3,982
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of origination fees	86	60
Imputed interest on formation loan	(289)	(369)
Amortization of discount on formation loan	289	369
Provision for loan losses	12,302	5,149
Depreciation from rental operations	615	—
Impairment loss on real estate	89	—
Change in operating assets and liabilities
Accrued interest	(1,261)	(2,412)
Advances on loans	(733)	(7,504)
Receivable from affiliate	(133)	(5)
Loan origination fees	(556)	6
Accounts payable	(152)	(86)
Payable to affiliate	(938)	318
Net cash provided by (used in) operating activities	(3,751)	(492)

Cash flows from investing activities
Loans originated	(943)	(6,945)
Principal collected on loans	18,026	8,585
Payments for development of real estate	(4,822)	(3,110)
Proceeds from disposition of real estate	5,385	2,278
Net cash provided by (used in) investing activities	17,646	808

Cash flows from financing activities
Borrowings (repayments) on line of credit, net	(25,500)	—
Mortgages taken	19,600	245
Payments on mortgages	(1,452)	—
Partners’ withdrawals	(1,952)	(2,978)
Formation loan collections	971	973
Increase in non-controlling interest	340	326
Net cash provided by (used in) financing activities	(7,993)	(1,434)

Net increase (decrease) in cash and cash equivalents	5,902	(1,118)

Cash and cash equivalents - beginning of year	11,161	12,495

Cash and cash equivalents - end of year	$17,063	$11,377

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(in thousands) (unaudited)

	2010	2009
Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$13,538	$66,882
Related loan loss reserve charge-offs upon foreclosure	(87)	(6,769)
Mortgages and other payables taken subject
to collateral foreclosure	21,421	245
Real estate acquired through foreclosure on loans
receivable	$34,872	$60,358

Cash paid for interest	$2,055	$1,168

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” The following summarizes formation loan transactions at June 30, 2010 ($ in thousands):

Formation loan made	$22,567
Unamortized discount on imputed interest	(2,024)
Formation loan made, net	20,543
Repayments to date	(11,637)
Early withdrawal penalties applied	(642)
Formation loan, net	8,264
Unamortized discount on imputed interest	2,024
June 30, 2010 balance	$10,288

The formation loan is deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from RMC, the deduction from capital is reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%.  An estimated amount of imputed interest is recorded for offerings still outstanding. The partnership had no outstanding offerings as of June 30, 2010.  During the three months ended June 30, 2010 and 2009, $142,000, and $76,000, respectively, and for the six months ended June 30, 2010 and 2009, $289,000 and $369,000, respectively, were recorded related to amortization of the discount on imputed interest.

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are allocated to individual partners consistent with the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 1 – GENERAL (continued)

Through June 30, 2010, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(189)
Allocated to date	(3,618)

June 30, 2010 balance	$1,203

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
June 30, 2010 (unaudited)

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

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.

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
June 30, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and interest income (continued)

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid balances.

The partnership may on occasion negotiate and enter into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

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
June 30, 2010 (unaudited)

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the partnership’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the partnership’s consolidated financial statements that include periods beginning on or after January 1, 2011.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers in the three months ended June 30, 2010 and 2009, were $0 and $50,000, respectively, and in the six months then ended were $0 and $85,000, respectively.

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

Mortgage servicing fees are summarized in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Maximum chargeable by RMC	$517	$1,298	$1,392	$2,370
Waived by RMC	(214)	(433)	(506)	(1,090)
Net charged	$303	$865	$886	$1,280

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

Asset management fees for the three months ended June 30, 2010 and 2009, were $306,000 and $333,000, respectively, and for the six months then ended were $610,000 and $667,000, respectively.  No asset management fees were waived during any period reported.

- Costs from RMC - RMC, a general partner, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses for the three months ended June 30, 2010 and 2009, were $112,000 and $113,000 respectively, and for the six months then ended were $224,000 and $225,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

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

Secured loan transactions are summarized in the following table for the six months ended June 30 ($ in thousands).

	2010	2009
Unpaid principal balance, beginning of the year	$268,445	$363,037
New loans	943	6,945
Borrower repayments	(18,026)	(8,585)
Foreclosures	(11,309)	(51,410)
Other	—	(25)
Unpaid principal balance, June 30,	$240,053	$309,962

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Number of secured loans	93	110
Secured loans – unpaid principal balance (or Principal)	$240,053	$268,445

Average secured loan	$2,581	$2,440
Average secured loan as percent of total secured loans	1.08%	.91%
Average secured loan as percent of partners’ capital	0.87%	.78%

Largest secured loan	$37,923	$37,923
Largest secured loan as percent of total secured loans	15.80%	14.13%
Largest secured loan as percent of partners’ capital	12.76%	12.18%
Largest secured loan as percent of total assets	9.47%	9.45%

Smallest secured loan	$79	$67
Smallest secured loan as percent of total secured loans	0.03%	0.03%
Smallest secured loan as percent of partners’ capital	0.03%	0.02%
Smallest secured loan as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	28	28
Largest percentage of secured loans in one county	24.73%	30.05%

Number of secured loans in foreclosure status	8	9
Secured loans in foreclosure – unpaid principal balance	$27,510	$22,313

Number of secured loans with an interest reserve	1	1
Interest reserves	$157	$244

Secured loans – interest rates range (fixed)	5.00 – 11.00%	5.00-11.00%

As of June 30, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 15.80% of outstanding secured loans and 9.47% of partnership assets) was secured by a condominium/apartment complex located in Sacramento County, California. The loan bears interest at a rate of 9.25% and matured on July 1, 2010 (as extended from its prior maturity date of January 1, 2010).  Negotiations regarding a possible further extension or other restructuring of this loan are pending. The borrower has remitted some partial payments in 2010, as the condominium/apartment complex approaches full occupancy. The loan was placed on nonaccrual status as of January 1, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	51	$109,268	46%	59	$126,702	47%
Second trust deeds	40	130,275	54	48	141,131	53
Third trust deeds	2	510	0	3	612	0
Total secured loans	93	240,053	100%	110	268,445	100%
Liens due other lenders at loan closing		260,913			291,912

Total debt		$500,966			$560,357

Appraised property value at loan closing		$785,081			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.81%			69.57%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	73	$175,722	73%	82	$185,663	69%
Multi-family	6	8,563	4	7	11,411	4
Commercial	13	55,221	23	20	70,538	26
Land	1	547	0	1	833	1
Total secured loans	93	$240,053	100%	110	$268,445	100%

(2)
Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  The outstanding principal amount of loans secured by condominium properties at June 30, 2010 and December 31, 2009, were $149,548,000 and $157,594,000, respectively,.

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
June 30, 2010 (unaudited)

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

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2010	11	$60,251	26%
2011	19	37,909	16
2012	19	57,213	24
2013	20	12,723	5
2014	5	950	0
Thereafter	9	4,995	2
Total future maturities	83	174,041	73
Matured at June 30, 2010	10	66,012	27
Total secured loans	93	$240,053	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	10	10
Unpaid principal balance	$66,012	$46,033
Percent of loans	27%	17.15%
Advances	5,309	2,930
Accrued interest	4,686	2,809

(3)
The secured loans past maturity include 9 and 8 loans as of June 30, 2010 and December 31, 2009, respectively, that are also included in the secured loans more than 90 days delinquent shown in the table below.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Delinquent loans - Secured loans more than 90 days delinquent in interest payments and/or on nonaccrual status are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Secured loans more than 90 days delinquent
Number of loans (4)	26	25
Unpaid principal balance	$138,901	$136,168
Advances	16,870	15,768
Accrued interest	11,535	9,871

Secured loans in nonaccrual status
Number of loans (4)	29	26
Unpaid principal balance	$180,337	$104,653
Foregone interest, for the three months ended June 30, 2010
and for the year ended December 31, 2009	$6,737	$3,078

(4)	Secured loans more than 90 days delinquent include 22 and 24 loans as of June 30, 2010 and December 31, 2009, respectively, that are also included in the loans on nonaccrual status.

Impaired loans - Secured loans designated as impaired loans are summarized in the following table for the six months ended June 30, 2010 and for the year ended December 31, 2009 ($ in thousands).

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
June 30, 2010	32	$194,031	$225,092	$31,169	$199,634	$2,005	$1,621
December 31, 2009	29	$146,956	$174,175	$20,884	$115,225	$9,367	$2,495

Loans are designated impaired when based on current information and events, it is probable the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded). At June 30, 2010, and December 31, 2009, 17 loans and 20 loans, respectively, had specific reserves.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table for the six months ended June 30 ($ in thousands).

	2010	2009
Balance at beginning of year	$23,086	$11,420

Provision for loan losses	12,302	5,016

Charge-offs, net
Charge-offs	(570)	(6,640)
Recoveries
Charge-offs, net	(570)	(6,640)

Balance at end of June 30,	$34,818	$9,796

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.23%	1.83%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of unpaid principal balance (by property type) are presented in the following table ($ in thousands).

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Single family	$28,401	73%	$15,431	69%
Multi-family	439	4	526	4
Commercial	5,968	23	6,968	26
Land	10	0	161	1
Total allowance for loan losses	$34,818	100%	$23,086	100%

NOTE 6 – REAL ESTATE HELD FOR SALE

Real estate held for sale activity and changes in the net realizable values are summarized in the following table for the six months ended June 30 ($ in thousands).

	2010	2009
Real estate held for sale - beginning of the year	$8,102	$5,113
Acquisitions	7,188	5,640
Dispositions	(5,385)	(5,410)
Improvements/betterments	9	—
Charge-offs	(245)	—
Changes in net realizable values	(89)	—
Real estate held for sale – June 30,	$9,580	$5,343

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

Real estate held for sale summarized by property type is presented in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Number of properties	4	7

Property type
Single family	$2,015	$7,725
Multi-family	7,565	377
Total real estate held for sale	$9,580	$8,102

The results of operations for rental properties in real estate held for sale is presented in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Rental income	$146	$—	$226	$—

Operating expenses
Property taxes	87	—	89	—
Management, administration and insurance	15	—	9	—
Utilities, maintenance and other	27	—	51	—
Advertising and promotions	1	—	1	—
Total operating expenses	130	—	150	—
Rental operations, net	$16	$—	$76	$—

Interest expense on the mortgages securing the rental property was $84,000 and $129,000 for the three and six month periods ended June 30, 2010, respectively.

In February 2010, the partnership, along with two affiliated partnerships, acquired though foreclosure, a 22 unit, condominium complex, in which the partnership holds a 70.00% ownership interest.  The property is subject to a senior loan with an interest rate of 7.21%.  At acquisition the transaction resulted in an increase to real estate held for sale of $7,188,000, reductions to secured loans of $2,100,000, accrued interest of $202,000 and advances of $374,000.  Also at acquisition, the partnership's share of the unpaid principal balance of the senior loan and other claims was $4,512,000.  Following its acquisition, the property has been operated as a rental property.  An independent, professional management firm has been engaged to oversee property operations.  As of June 30, 2010, all of the units have been leased to tenants.  RMC is processing/filing necessary administrative documents to offer for sale the individual units.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

For real estate held as investment, the activity and changes in the impairment reserves are summarized in the following table for the six months ended June 30 ($ in thousands).

	Cost		Accumulated Depreciation
	2010	2009	2010	2009
Balance beginning of the year	$102,833	$20,580	$507	$—
Acquisitions	31,108	57,810	—	—
Dispositions	—	—	—	—
Improvements/betterments	1,391	1,387	—	—
Designated real estate held as investment	—	—	—	—
Depreciation	(617)	—	617	—
Change in impairment reserve	—	—	—	—
Balance June 30,	$134,715	$79,777	$1,124	$—

Real estate held as investment summarized by property type is presented in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Number of properties	13	8

Property type
Single family	$7,953	$4,140
Multi-unit	107,095	93,662
Commercial	14,637	—
Land	5,030	5,031
Total real estate held as investment	$134,715	$102,833

The results of operations for rental properties in real estate held as investment is presented in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Rental income	$1,512	$—	$2,496	$—

Operating expenses
Property taxes	232	—	406	—
Management, administration and insurance	379	—	572	—
Utilities, maintenance and other	918	—	1,098	—
Advertising and promotions	4	—	15	—
Total operating expenses	1,533	—	2,091	—
Earnings/(loss) before depreciation	(21)	—	405	—
Depreciation	269	—	615	—
Rental operations, net	$(290)	$—	$(210)	$—

Interest expense on the mortgages securing the rental property was $202,000 for both the three and six month periods ended June 30, 2010, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 7 – REAL ESTATE HELD AS INVESTMENT (continued)

In August 2010, the homeowners association for the condominium complex in which Altura, LLC owns 72 units, levied a special assessment of $10,200 per unit, payable over 12 months beginning in September 2010 to repair the water damage from overwhelmed storm drainage in early 2010 and to remediate the drainage problem by changing the landscaping and increasing the flow of the storm drains. Altura, LLC recorded repair and remediation expense of $739,000 as of June 30, 2010.

In April 2010, SF Dore, LLC, a wholly-owned subsidiary of the partnership, acquired a 42 unit condominium complex located in San Francisco, California. The property is currently being operated as rental apartments, and is considered fully occupied.  An independent, professional management firm was engaged to oversee operations. As acquisition, the partnership’s total investment in the property was approximately $12,808,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $5,925,000 and an interest rate of 4.20%. RMC is processing/filing necessary administrative documents to offer for sale the individual units.

In April 2010, the partnership acquired through foreclosure, a commercial property located in San Francisco, California.  The property's sole tenant is the City of San Francisco, which occupies all leasable space on the property. Approximately 16 months remain on the lease.  The tenant may, at its option, extend the lease for three additional five-year periods.  At acquisition the partnership's total investment was approximately $10,342,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $8,000,000 and an interest rate of 6.53%.

In March 2010, the partnership acquired through foreclosure an approximately 13,500 square foot commercial property located in San Francisco, California.  At acquisition the total investment was approximately $3,400,000 of prior loan balance, accrued interest and advances. The property is currently vacant and typical cosmetic improvements are being made to enhance the property’s appeal to the real estate leasing and sale markets.

In March 2010, the partnership acquired through foreclosure an eight unit condominium complex located in San Francisco, California. The property is subject to a senior loan of $2,460,000, with an interest rate of 7.00%. At acquisition the total investment was approximately $3,540,000 of prior loan balance, accrued interest, advances and the senior loan.  Following its acquisition, the property has been operated as a rental property. An independent, professional management firm has been engaged to oversee property operations. As of June 30, 2010, all of the units have been leased to tenants. RMC is processing/filing necessary administrative documents to offer for sale the individual units.

In January 2010, the partnership acquired through foreclosure a mixed use commercial property located in Sausalito, California. At acquisition the total investment was approximately $863,000 of prior loan balance and accrued interest. The property has been vacated and typical cosmetic improvements are being made to enhance the property’s appeal to the real estate leasing and sale markets.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 8 – BORROWINGS

Bank Line of credit

The partnership’s bank line of credit matured on June 30, 2010, which by agreement as of that date was extended to August 31, 2010. The loan agreements required the partnership to comply with certain financial covenants. As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement.  In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising its rights and remedies arising out of the partnership’s default in failing to comply with the profitability financial covenant until January 20, 2010 (which, forbearance period was subsequently extended by several later agreements to August 31, 2010.  The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

In addition to extending the maturity date to August 31, 2010, the maturity extension agreement, dated June 30, 2010, between the partnership and the banks, provided for a reduction of the revolving loan commitment to $54.5 million (the outstanding balance at June 30, 2010), cancellation of the unused commitment fee, and an interest rate modification to Prime plus 1.5 percentage points subject to a floor of five percent (5%).  The extension agreement further provided for a temporary waiver of the 2009 event of default and any subsequent non-compliance with the financial covenants to August 31st, payment of a facility fee, and a deferral of the monthly collateral report and Borrowing Base Certificate in anticipation of a re-definition of the qualifying assets (loans and REO).

In July 2010, the general partners completed negotiation of a nonbinding Summary of Terms, broadly outlining the terms and conditions for the definitive agreement. The significant items in the Summary of Terms are:  1) the maturity date is to be June 30, 2012; with continuing scheduled pay downs of the amount owing to maturity; 2) the interest rate is to be Prime plus 1.5 percentage points subject to a floor of five percent (5%); 3) an annual facility fee (payable quarterly) of one half of one percent (0.5%), 4) 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million is to be remitted to the banks; 5) cash balances in excess of $12 million are to be remitted to the banks; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the agreement), and limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; and 7) a collateral covenant. Other terms and conditions, including restrictions on use of cash and payments to investors, are consistent with present terms in the forbearance and maturity extension agreements.  The final terms will not be known until negotiations are completed on the definitive agreement in August 2010.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 8 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	June 30,	December 31,
Lender	2010	2009
Chinatrust Bank	$4,314	$—
Interest rate 7.21%
Matures June 14, 2011
Monthly payment $31,245
Lime Financial	—	245
Interest rate 6.25%
Matures June 1, 2034
Monthly payment $1,580
Bank of Alameda	—	674
Interest rate 8.00%
Matures February 24, 2015
Monthly payment $5,215
First National Bank of Northern California	2,453	—
Interest rate 7.00%
Matures September 1, 2011
Monthly payment $17,043
Business Partners	7,951	—
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $81,473
NorthMarq Capital	19,600	—
Interest rate 3.08%
Matures July 1, 2015
Monthly payment (1) $81,473
PNC Bank	5,918	—
Interest rate 4.20%
Matures May 1, 2017
Monthly payment (1) $43,786
Wells Fargo	397	403
Interest rate 3.50%
Matures October 1, 2032
Monthly payment $2,141
Wachovia	352	358
Interest rate 6.26%
Matures September 15, 2032
Monthly payment $2,581
Total mortgages	$40,985	$1,680

(1) monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$162,862	$162,862
Real estate held for sale	$—	$—	$7,188	$7,188
Real estate held as investment	$—	$—	$31,066	$31,066

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$39,268	$39,268
Real estate held for sale	$—	$—	$8,102	$8,102
Real estate held as investment	$—	$—	$80,012	$80,012

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 9 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $41,845,000 and $120,948,000 at June 30, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs).  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

(e)
Line of credit.  The partnership has a bank line of credit with $54.5 million outstanding at June 30, 2010 for which a term out agreement is being negotiated with the lending banks.  The interest rate of 1.5 points above the prime rate or 4.75% with a floor of 5% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with a two-year maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At June 30, 2010, there were $478,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, line of credit draws, retirements of principal on current loans and cash. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of June 30, 2010.

Larkin Property Company, LLC is rehabbing its property to complete the refurbishments of all the units that it intends to bring to market as Tenant in Common units. At June 30, 2010 approximately $450,000 of work remained to be completed under existing construction contracts. The Larkin Property Company, LLC anticipates that it will enter into construction contracts in the approximate amount of $1,500,000 to complete the remainder of the units in the third and fourth quarters of 2010.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010 the partnership purchased the senior lien of $6,531,000, on a property on which it holds a second lien at a discount of $2,881,000.

The partnership has foreclosed upon a single-family residence located in Los Angeles, CA. As of July 31, 2010, the partnership’s investment in this property was approximately $2,500,000.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2010 annualized yield estimates, additional foreclosures in 2010, expectations regarding the level of loan delinquencies, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion).  Multiple inputs from different sources often collectively provide the best evidence of fair value.  In these cases expected cash flows would be considered alongside other relevant information.

Loans, advances and interest income

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the partnership’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the partnership’s consolidated financial statements that include periods beginning on or after January 1, 2011.

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

Results of Operations.

The partnership’s operating results are discussed below ($ in thousands).

	Changes during the three months ended June 30, 2010 versus 2009		Changes during the six months ended June 30, 2010 versus 2009
	Dollars	Percent	Dollars	Percent
Revenue
Loans
Interest	$(4,241)	(69)%	$(7,767)	(61)%
Late fees	(16)	(80)	4	17
Total loan revenue	(4,257)	(69)	(7,763)	(61)
Imputed interest on formation loan	66	87	(80)	(22)
Other interest	(9)	(36)	(15)	(28)
Other	(3)	(50)	(2)	(22)
Total revenues	(4,203)	(67)	(7,860)	(59)

Interest expense
Line of credit	250	43	556	48
Amortization of origination fees - line
of credit	29	97	26	43
Mortgages	286	—	331	—
Amortization of discount on
imputed interest	66	87	(80)	(22)
Total interest expense	631	91	833	52

Provision for loan losses	9,279	341	7,153	139

Operating expenses
Mortgage servicing fees	(562)	(65)	(394)	(31)
Asset management fees	(27)	(8)	(57)	(9)
Costs through Redwood
Mortgage Corp.	(1)	(1)	(1)	0
Professional services	327	352	645	471
Rental operations, net	274	—	134	—
Real estate owned holding costs	578	1,410	542	411
Loss/(gain) on sale of real estate	(3)	—	220	—
Impairment loss on real estate	—	—	89	—
Other	7	13	28	39
Total operating expenses	593	40	1,206	48
Net income (loss)	$(14,706)	(1,050)	$(17,052)	(428)%

Please refer to the above table throughout the discussion of Results of Operations.

Comparison of the three and six month periods ended June 30, 2010 versus the same periods ended June 30, 2009

Revenue – Loans – Interest

The interest on loans decreased for both the three and six month periods ended June 30, 2010 compared to the same periods in 2009, due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in nonaccrual loans for the three and six month periods ended June 30, 2010, resulting in approximately $3,100,000 and $6,100,000, respectively, of additional foregone interest (i.e., interest not recorded for financial reporting purposes on loans designated as in nonaccrual status) in 2010 compared to 2009.  The table below recaps the quarterly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Three months ended June 30,			Six months ended June 30,
	Average	Stated		Average	Stated
	Secured	Average	Effective	Secured	Average	Effective
	Loan	Yield	Yield	Loan	Yield	Yield
	Balance	Rate	Rate	Balance	Rate	Rate
2009	$362,440	9.07%	6.83%	$362,762	9.14%	7.05%
2010	$243,267	8.77%	3.20%	$252,336	8.81%	3.98%

Interest Expense – Line of Credit and other Borrowings

The increased interest expense and amortization of origination fees related to the line of credit for the three and six month periods ended June 30, 2010 compared to the same periods in 2009, are related primarily to an increase in the interest rate on the partnership’s line of credit. The average daily borrowing for the three month period of 2010 was $68,648,000 compared to $85,000,000 for 2009, the average interest rate for 2010 was 4.75% compared to 2.75% for 2009. The average daily borrowing for the six month period of 2010 was $72,635,000 compared to $85,000,000 for 2009, the average interest rate for 2010 was 4.75% compared to 2.75% for 2009.  Due to the partnership recognizing a net loss for the quarter ended September 30, 2009 and the year ended December 31, 2009, the partnership was in technical non-compliance with a financial-performance covenant on its line of credit.  In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement which, among other things, included increasing the interest rate charged on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging additional origination fees.  Please see Note 8 of the financial statements for an update on the line of credit.

The increased interest expense on mortgages is due to the partnership either obtaining a mortgage on a piece of owned property or making the payments on existing mortgages encumbering foreclosed upon property.

Provision for losses on loans

The provision for losses on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter. During the three month period ended June 30, 2010, loans that were or became collateral dependent, went to non-accrual status, and/or were being considered for foreclosure due to borrower nonperformance increased, triggering an increase to the allowance for loan losses of $12,000,000.

Operating Expenses

The decreases in mortgage servicing fees for both the three and six month periods ended June 30, 2010, compared to the same periods in 2009 was due to the reductions in the loan portfolios during each period, and the increase in impaired loans during each period which are not charged such fee by RMC.

The increase in professional services for both the three and six month periods ended June 30, 2010, compared to the same periods in 2009 was due to increases in professional costs for legal services, audits, and tax return processing.  As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.

The rental operations for 2010 is attributable to the partnership’s acquisition, since late June 2009, of nine properties which the general partners determined would best serve the partnership at this time and for the foreseeable future, to be rented rather than sold.  The properties range from a single condominium unit up to a 126 unit condominium complex, along with a detached single-family residence and commercial property. Independent, professional management firms were engaged to oversee operations at each of the larger or complex properties.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three and six months ended June 30, ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Rental income	$1,658	$—	$2,722	$—

Operating expenses
Property taxes	319	—	495	—
Management, administration and insurance	394	—	581	—
Utilities, maintenance and other	945	—	1,149	—
Advertising and promotions	5	—	16	—
Total operating expenses	1,663	—	2,241	—
Earnings/(loss) before depreciation	(5)	—	481	—
Depreciation	269	—	615	—
Rental operations, net	$(274)	$—	$(134)	$—

Interest expense on the mortgage securing the rental property was $286,000 and $331,000 for the three and six month periods ended June 30, 2010, respectively.

In August 2010, the homeowners association for the condominium complex in which Altura, LLC owns 72 units, levied a special assessment of $10,200 per unit, payable over 12 months beginning in September 2010 to repair the water damage from overwhelmed storm drainage in early 2010 and to remediate the drainage problem by changing the landscaping and increasing the flow of the storm drains. Altura, LLC recorded repair and remediation expense of $739,000 as of June 30, 2010.

The increase in real estate owned holding costs for the three month period ended June 30, 2010 compared the same period in 2009, is primarily due to the loss on sale of property held by Russian, LLC of $340,000.  Other increases have been attorney fees and property taxes on newly acquired properties.

The loss on disposal of real estate and impairment loss on real estate for 2010 is the result of the completed sale of a condominium unit and an accepted offer for sale on another condominium unit, set to close escrow in the second quarter of 2010.

Allowance for Losses.

The allowance for loan losses is principally the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
June 30, 2010	32	$194,031	$225,092	$31,169	$199,634	$2,005	$1,621
December 31, 2009	29	$146,956	$174,175	$20,884	$115,225	$9,367	$2,495

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

Activity in the allowance for loan losses is presented in the following table for the six months ended June 30 ($ in thousands).

	2010	2009
Balance at beginning of year	$23,086	$11,420

Provision for loan losses	12,302	5,016

Charge-offs, net
Charge-offs	(570)	(6,640)
Recoveries
Charge-offs, net	(570)	(6,640)

Balance at end of June 30,	$34,818	$9,796

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.23%	1.83%

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

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans. This has resulted, and may continue to result, in increasing number of loans designated as impaired. If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired.  Impaired loans are individually reviewed for ultimate collectability based on the fair value of the underlying collateral and the financial resources of the borrower. In addition, the relatively higher than median nature of our average loan balances, makes it more difficult for many of our borrowers to refinance with us, even though we are an “asset” lender. Residential-loan borrowers with high loan balances, particularly jumbo-loan borrowers, would find it difficult to refinance their loans with us. In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the partnership may consider extend the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.

The partnership’s bank line of credit matured on June 30, 2010, which by agreement as of that date was extended to August 31, 2010.  The loan agreements required the partnership to comply with certain financial covenants.  As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement.  In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising its rights and remedies arising out of the partnership’s default in failing to comply with the profitability financial covenant until January 20, 2010 (which, forbearance period was subsequently extended by several later agreements to August 31, 2010.  The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000.  Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

In addition to extending the maturity date to August 31, 2010, the maturity extension agreement, dated June 30, 2010, between the partnership and the banks, provided for a reduction of the revolving loan commitment to $54.5 million (the outstanding balance at June 30, 2010), cancellation of the unused commitment fee, and an interest rate modification to Prime plus 1.5 percentage points subject to a floor of five percent (5%).  The extension agreement further provided for a temporary waiver of the 2009 event of default and any subsequent non-compliance with the financial covenants to August 31st, payment of a facility fee, and a deferral of the monthly collateral report and Borrowing Base Certificate in anticipation of a re-definition of the qualifying assets (loans and REO).

In July 2010, the general partners completed negotiation of a nonbinding Summary of Terms, broadly outlining the terms and conditions for the definitive agreement.  The significant items in the Summary of Terms are:  1) the maturity date is to be June 30, 2012; with continuing scheduled pay downs of the amount owing to maturity; 2) the interest rate is to be Prime plus 1.5 percentage points subject to a floor of five percent (5%); 3) an annual facility fee (payable quarterly) of one half of one percent (0.5%), 4) 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million is to be remitted to the banks; 5) cash balances in excess of $12 million are to be remitted to the banks; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the agreement), and limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; and 7) a collateral covenant. Other terms and conditions, including restrictions on use of cash and payments to investors, are consistent with present terms in the forbearance and maturity extension agreements. The final terms will not be known until negotiations are completed on the definitive agreement in August 2010.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 49% and 44% at June 30, 2010 and 2009, respectively.  Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Similarly, the partnership does not currently anticipate an increase in distribution amounts for the remainder of the year.  If borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then distributions could be reduced further or even suspended.  As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process.  It is not anticipated limited partners will see a quick or large increase in the earnings or distributions.  Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves.  For the three months ended June 30, 2010 and 2009, the partnership distributed $2,012,000 and $2,414,000, respectively, and for the six months ended June 30, 2010 and 2009, the partnership distributed $4,018,000 and $6,544,000, respectively.

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

The partnership is unable to predict when liquidations will resume or distributions will increase, as it will depend on its ability to collect monies due from borrowers and to dispose of or receive rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market. However, it is anticipated that liquidations will not resume for the remainder of 2010.  In the event the current economic downturn worsens, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to implement its normal operations, protect its security interests in properties, maintain its real estate holdings, and pay down amounts due under its line of credit and on mortgages payable. It is anticipated liquidation payments will resume only when the partnership’s line of credit is paid in full and cash flows improve to levels that enable the partnership to accomplish these objectives.

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

Current Economic Conditions.

Beginning in 2007, and continuing through the 3rd quarter of 2010, the United States economy is enduring the deepest and most devastating recession since the Great Depression of the 1930’s.  Many have termed this recession the “Great Recession.”  The financial troubles that began in 2007 in the capital markets with increasing defaults on subprime mortgage obligations and deteriorating values of financial instruments tied to these mortgages, eventually led to a credit and capital market meltdown that culminated in late 2008. The effects of these events and their aftershocks continue to affect negatively the economy and well-being of the nation. The United States government, in concert with the Federal Reserve Bank, launched multiple emergency efforts to stabilize the credit and capital markets, to bolster the banking system, and to improve the economy.  While these have had some beneficial results, the economy generally, and the credit markets and job creation specifically, remain lackluster, and the overall consumer and business sentiment remains, at best, uncertain and negative as to the outlook for the future.

Credit, as the lifeblood of modern economies, has been greatly curtailed in the wake of the crises of 2007 and 2008, and the concurrent deleveraging of consumers and businesses continues through the current quarter, often with unfortunate consequences. Financial institutions in response to the difficult economic times have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality.  This has led to a dearth of available credit to many industries, particularly those involved with real estate such as construction, development, and lending for commercial and residential properties.  Virtually all single family home loans are being financing by the three government agencies of Fannie Mae, Freddie Mac and FHA.  Without greater availability of credit, real estate will continue to suffer as owners and buyers cannot effectively buy, sell or refinance property, or otherwise take advantage of the current lower interest rate environment. Substantial numbers of sales transactions that do occur are distressed transactions or even short sales that wipe out the borrowers’ equity.

Gross Domestic Product (GDP) was a negative 2.4 percent overall for the year 2009, although it saw increases of 2.2 percent and 5.6 percent in the third and fourth quarters of 2009.  The GDP increases in late 2009 continued in 2010 with a 3.7 percent increase in the first quarter and a slower increase in the second quarter to 2.4 percent.  Fears continue of a double-dip recession and/or jobless recovery.

Unemployment remains at historically high rates.  At the end of 2008, the national unemployment rate was 6.9 percent while California saw unemployment increase to 9.2 percent.  By the end of 2009, the unemployment rate had grown to 10.0 percent in the US and to 12.3 percent in California.  During the first quarter of 2010, the national unemployment rate declined slightly to 9.7 percent and then to 9.5 percent by June 2010.  In California, the unemployment rate increased to 12.6 percent during the first quarter of 2010 – the all-time high since statistics have been kept – and then declined slightly to an estimated 12.3 percent for June 2010.  In many areas of California, the unemployment numbers are far higher, particularly in the central valleys and non-urban business centers.  The stubbornly high unemployment levels both nationally and in California and the decline in GDP in the second quarter of 2010 have many concerned that little recovery is taking place and that we may be poised for further economic troubles.  Due to the prolonged inability to find work, workers who have lost their jobs might not be able to meet their financial obligations.  Overall, the rapid rise in unemployment has caused significant worker concerns regarding their job security and lowered their confidence in their own financial circumstances.

With the general worsening of the United States’ economy, delinquencies on real estate loans have risen dramatically.  According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on one-to-four-unit residential properties increased to a seasonally adjusted rate of 10.06 percent of all loans outstanding as of the end of the first quarter of 2010, an increase of 59 basis points from the fourth quarter of 2009 and up 94 basis points from one year ago. The percentage of loans in the foreclosure process at the end of the first quarter was 4.63 percent, an increase of five basis points from the fourth quarter of 2009 and 78 basis points from one year ago. This represents another record high. The combined percentage of loans in foreclosure or at least one payment past due [at the end of the first quarter of 2010] was 14.01 percent on a non-seasonally adjusted basis, a decline from 15.02 percent in the prior quarter.

In California, delinquencies and foreclosures are higher than the national averages.  In the first quarter of 2009, the number of notice of defaults peaked at 135,431 – the highest number ever recorded. A total of 70,051 notices of default were filed during the second quarter of 2010.  That was down 13.6 percent from 81,054 for the prior quarter and down 43.8 percent from 124,562 in the second quarter of 2009.  The 2010 second quarter total was the lowest level since the second quarter of 2007 when 53,943 notices of default were filed. The number of Trustee Deeds recorded, which reflect the number of houses or condominiums lost at the end of the foreclosure process, totaled 47,669 during the second quarter of 2010.  That is up 11.2 percent from the prior quarter and up 4.4 percent from the second quarter of 2009.  The all-time peak was 79,511 in the third quarter of 2008. As a comparison, during the last significant real estate downturn foreclosures peaked in the third quarter of 1996 at 15,418.  California has approximately 8.5 million homes and condominiums.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate. In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  During the first quarter of 2010, the 10 year rate traded within a relatively narrow range of 3.59 percent to 3.90 percent.  In the second quarter of 2010, the 10-year rate began to drop and ended June 2010 at 2.97 percent.  Since June 2010 the 10-year rate has continued its general decline to the mid 2.75 percent range.   Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That average rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  Mortgage rates then began to climb reaching 5.21 percent for the week ending May 21, 2010, and then began a decent to their current low of 4.44 percent, with a 0.7 percent cost.  The current 30 year mortgage interest rate is near historical lows. In spite of the current low interest rates, it appears that they are not low enough to entice concerned consumers to take on mortgage debt. Borrowers are also facing tight underwriting standards which makes if difficult to qualify for financing or refinancing at these rates.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  As of March 2010, the median national sales price had dropped to $170,700. By June 2010 it had risen to $183,700.  According to Dataquick, the median home price in California was $255,000 in March 2010, up 14.3 percent from $223,000 in March 2009.  The median home price rose again in June 2010 to $270,000 but declined from the previous May 2010 median of $278,000.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009.  In June 2010, the median home price in the nine-county San Francisco Bay area reached $410,000, a 16.5 percent increase from June 2009.  The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.

During the same time period, national sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and declined further as of March 2010 and June 2010, when the annual rates were 5,350,000 and 5,370,000.  In California, DataQuick reports that 37,295 homes and condos were sold in March 2010, a 3 percent increase from the 36,215 sales in March 2009.  During June 2010, 43,964 homes and condos were sold in California, a 0.5 percent decline from June 2009. Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is concern that declining volumes of both national and California sale volumes could begin to pressure prices downward if inventories increase.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  Few transactions are occurring as the market remains devoid of financing and buyers and sellers expectations remain widely divergent.  In general, in the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Office rents, after falling for three straight years, began 2010 remaining relatively stable for the 1st quarter of 2010 as reported by Grubb and Ellis, but declined again during the second quarter of 2010 by $1.00 and $0.45 to $31.94 and $26.01 for Class A and Class B office space in San Francisco.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009 vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley.  They remained at that level through the first and second quarters of 2010.  In San Francisco, vacancy rates had declined from 19 percent at December 2009 to 18.3 percent at June 2010.

Given the current difficult credit market, there is concern that borrowers with commercial mortgages that have balloon payments coming due in the next three years will have a difficult time extending or refinancing their existing real estate debt. To the extent that they cannot extend or refinance their debt, these borrowers will be forced to sell or default, resulting in increased available commercial real estate and placing downward price pressure on this asset class. All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area in the early 2000s. In some areas declines are the worst since the recession in the early 1990s.  The recent trends may be a sign that commercial rents and vacancies are stabilizing albeit at greatly reduced lease rates from their highs only a few years ago.

Overall, while there are some signs that economic conditions are improving as indicated among some watched statistics and indices, it must be remembered that these improvements are coming from historic lows often not seen in decades.  A return to a stable economic climate appears to be, at best, slow in returning and perhaps will include periods of downturn.  The second quarter of 2010 may in fact be one of those periods.  As sales volumes of homes slow, this will put pressure on prices. Perhaps the most important factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply entering the market may exert downward pressure upon residential real estate prices, posing a continuing risk that home prices might further decline.  Most analysts expect some further downward pressure on prices as unemployment remains high, government stimulus programs end, credit remains tight and in some asset classes is virtually non-existent, and consumer confidence remains low or declining.

In light of these continuing difficult economic and market conditions, the partnership 1) continues to increase its allowance for loan losses to reflect the payment shortfalls by borrowers and the diminishing fair value of the underlying collateral, which in itself is reflective of the distressed credit and real estate markets; 2) adopts strategies (property by property, borrower by borrower) to protect loan interests in its collateral and take back that collateral when necessary and appropriate; 3) continues to explore opportunities to reduce the exposure to senior debt and claims on the collateral; 4) offer the properties for sale as markets permit; and 5) negotiate the term out agreement of the line of credit, such that the needs of all parties – the banks, the partnership and the investors are given due consideration .  In some instances, the partnership anticipates realizing losses should it choose to immediately sell properties it acquires.  The partnership believes it may be beneficial, in some cases, to hold property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements or improved management.  The current difficult economic conditions and distressed credit and real estate markets are not conducive to real estate sales of some properties and make holding certain properties taken in foreclosure attractive until more normal sales conditions result.  This tactic will cause the partnership in many cases to hold properties as investments.

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of June 30, 2010 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years

Line of credit	$54,500	$19,500	$35,000	$—
Mortgages payable	40,985	949	8,487	31,549
Construction contracts	450	450	—	—
HOA special assessment	739	739	—	—
Construction loans	—	—	—	—
Rehabilitation loans	478	478	—	—

Total	$97,152	$22,116	$43,487	$31,549

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

Secured loan activity is recapped in the following table for the six months ended June 30 ($ in thousands).

	2010	2009
Unpaid principal balance, beginning of the year	$268,445	$363,037
New loans	943	6,945
Borrower repayments	(18,026)	(8,585)
Foreclosures	(11,309)	(51,410)
Other	—	(25)
Unpaid principal balance, June 30,	$240,053	$309,962

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Number of secured loans	93	110
Secured loans – unpaid principal balance (or Principal)	$240,053	$268,445

Average secured loan	$2,581	$2,440
Average secured loan as percent of total secured loans	1.08%	0.91%
Average secured loan as percent of partners’ capital	0.87%	0.78%

Largest secured loan	$37,923	$37,923
Largest secured loan as percent of total secured loans	15.80%	14.13%
Largest secured loan as percent of partners’ capital	12.76%	12.18%
Largest secured loan as percent of total assets	9.47%	9.45%

Smallest secured loan	$79	$67
Smallest secured loan as percent of total secured loans	0.03%	0.03%
Smallest secured loan as percent of partners’ capital	0.03%	0.02%
Smallest secured loan as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	28	28
Largest percentage of secured loans in one county	24.73%	30.05%

Number of secured loans in foreclosure status	8	9
Secured loans in foreclosure – unpaid principal balance	$27,510	$22,313

Number of secured loans with an interest reserve	1	1
Interest reserves	$157	$244

Secured loans – interest rates range (fixed)	5.00 – 11.00%	5.00-11.00%

As of June 30, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 15.80% of outstanding secured loans and 9.47% of partnership assets) was secured by a condominium/apartment complex located in Sacramento County, California. The loan bears interest at a rate of 9.25% and matured on July 1, 2010 (as extended from its prior maturity date of January 1, 2010).  Negotiations regarding a possible further extension or other restructuring of this loan are pending. The borrower has remitted some partial payments in 2010, as the condominium/apartment complex approaches full occupancy. The loan was placed on nonaccrual status as of January 1, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

Secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	51	$109,267	46%	59	$126,702	47%
Second trust deeds	40	130,276	54	48	141,131	53
Third trust deeds	2	510	0	3	612	0
Total secured loans	93	240,053	100%	110	268,445	100%
Liens due other lenders at loan closing		260,913			291,912

Total debt		$500,966			$560,357

Appraised property value at loan closing		$785,081			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.81%			69.57%

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

Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	73	$175,722	73%	82	$185,663	69%
Multi-family	6	8,563	4	7	11,411	4
Commercial	13	55,221	23	20	70,538	26
Land	1	547	0	1	833	1
Total secured loans	93	$240,053	100%	110	$268,445	100%

(2)
Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.  The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks.  Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types. As of June 30, 2010 and December 31, 2009, $149,548,000 and $157,594,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

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

Secured loans are scheduled to mature, as of June 30, 2010, as follows ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2010	11	$60,251	26%
2011	19	37,909	16
2012	19	57,213	24
2013	20	12,723	5
2014	5	950	0
Thereafter	9	4,995	2
Total future maturities	83	174,041	73
Matured at June 30, 2010	10	66,012	27
Total secured loans	93	$240,053	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Secured loans past maturity are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	10	10
Unpaid principal balance	$66,012	$46,033
Percent of loans	27%	17.15%
Advances	5,309	2,930
Accrued interest	4,686	2,809

(3)
The secured loans past maturity include 9 and 8 loans as of June 30, 2010 and December 31, 2009, respectively, that are also included in the secured loans more than 90 days delinquent shown in the table below.

Secured loans more than 90 days delinquent in interest payments and/or on nonaccrual status are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2010	2009
Secure loans more than 90 days delinquent
Number of loans (4)	26	25
Unpaid principal balance	$138,901	$136,168
Advances	16,870	15,768
Accrued interest	11,535	9,871

Secured loans in non-accrual status
Number of loans (4)	29	26
Unpaid principal balance	$180,337	$104,653
Foregone interest, for the six months ended June 30, 2010
and for the year ended December 31, 2009	$6,737	$3,078

(4)	Secured loans more than 90 days delinquent include 22 and 24 loans as of June 30, 2010 and December 31, 2009, respectively, are also included in the loans on nonaccrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under the section entitled “Allowance for Losses” above.

The partnership held secured loans in the following locations ($ in thousands).

	June 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	53	$156,833	65%	69	$185,732	69%
Other Northern California	17	57,113	24	18	57,200	21
Southern California	23	26,107	11	23	25,513	10
Total secured loans	93	$240,053	100%	110	$268,445	100%

The partnership also makes loans requiring periodic disbursements of funds. As of June 30, 2010, there were three such loans. These include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

The status of the partnership’s loans, which are periodically disbursed as of June 30, 2010, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$20,290
Undisbursed funds	$—	$478

“Construction loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  For each such construction loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process.  As of June 30, 2010, the partnership had no commitments for construction loans.  Upon project completion construction loans are reclassified as permanent loans.  Funding of construction loans is limited to 10% of the loan portfolio.

The partnership also makes “rehabilitation loans,” the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units will then be sold to new owners, repaying the partnership’s loan. As of June 30, 2010, the partnership had $20,290,000 in rehabilitation loans where $478,000 remained to be disbursed for a combined total of $20,768,000.  While the partnership does not classify rehabilitation loans as construction loans, rehabilitation loans carry some of the same risks as construction loans.  There is no limit on the amount of rehabilitation loans the partnership may make.

Larkin Property Company, LLC is rehabbing its property to complete the refurbishments of all the units that it intends to bring to market as Tenant in Common units.  At June 30, 2010 approximately $450,000 of work remained to be completed under existing construction contracts.  The Larkin Property Company, LLC anticipates that it will enter into construction contracts in the approximate amount of $1,500,000 to complete the remainder of the units in the third and fourth quarters of 2010.

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

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	August 16, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	August 16, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 16, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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
August 16, 2010

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
August 16, 2010

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
August 16, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
August 16, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
                August 16, 2010

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
August 16, 2010