Form 10-Q
period 2010-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2010-11-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
SEPTEMBER 30, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)
(in thousands)

ASSETS

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$8,399	$11,161

Loans
Secured by deeds of trust
Principal balances, net of discount of $2,881 as of September 30, 2010	235,030	268,445
Advances	19,322	18,421
Accrued interest	14,915	15,405
Allowance for loan losses	(59,150)	(23,086)
Net loans	210,117	279,185

Real estate held for sale	28,572	8,102

Real estate held as investment, net	122,821	102,833

Receivable from affiliate	16	5

Other assets, net	1,324	112

Total assets	$371,249	$401,398

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$50,585	$80,000
Mortgages payable	40,791	1,680
Accounts payable	2,769	1,756
Payable to affiliate	1,214	2,439
Total liabilities	95,359	85,875

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	271,622	311,214
General partners’ capital (deficit), net	(300)	81
Total partners’ capital	271,322	311,295

Non-controlling interest	4,568	4,228
Total capital	275,890	315,523

Total liabilities and capital	$371,249	$401,398

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(in thousands, except for per limited partner amounts)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues
Loans
Interest	$1,151	$5,490	$6,169	$18,275
Late fees	8	8	36	32
Total loan revenue	1,159	5,498	6,205	18,307

Imputed interest on formation loan	135	157	424	526
Other interest	5	36	44	90
Other	31	33	38	42
Total revenues	1,330	5,724	6,711	18,965

Interest expense
Bank loan, secured	815	654	2,625	1,882
Mortgages	430	—	761	—
Amortization of discount on imputed interest
on formation loan	135	157	424	526
Total interest expense	1,380	811	3,810	2,408

Provision for loan losses	24,977	28,080	37,279	33,229

Operating Expenses
Mortgage servicing fees	373	749	1,259	2,029
Asset management fees	301	334	911	1,001
Costs from Redwood Mortgage Corp.	111	112	335	337
Professional services	320	105	1,102	242
Rental operations, net	(713)	126	(579)	126
Real estate owned holding costs	155	119	488	251
Loss/(gain) on real estate sold	14	—	575	—
Impairment loss/(gain) on real estate	(138)	1,206	(49)	1,206
Other	(43)	37	57	109
Total operating expenses	380	2,788	4,099	5,301

Net income (loss)	$(25,407)	$(25,955)	$(38,477)	$(21,973)

Net income (loss)
General partners ( 1%)	$(254)	$(260)	$(385)	$(220)
Limited partners (99%)	(25,153)	(25,695)	(38,092)	(21,753)
	$(25,407)	$(25,955)	$(38,477)	$(21,973)

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$(73)	$(74)	$(112)	$(63)
Where partner receives income in monthly distributions	$(78)	$(73)	$(118)	$(62)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2010
(in thousands) (unaudited)

	Limited Partners
	Capital			Total
	Account	Unallocated	Formation	Limited
	Limited	Syndication	Loan,	Partners’
	Partners	Costs	Gross	Capital

Balances at December 31, 2009	$323,840	$(1,365)	$(11,261)	$311,214
Formation loan payments received			1,450	1,450
Net income (loss)	(38,092)	—	—	(38,092)
Allocation of syndication costs	(261)	261	—	—
Partners’ withdrawals	(2,950)	—	—	(2,950)
Early withdrawal penalties	(4)	1	3	—

Balances at September 30, 2010	$282,533	$(1,103)	$(9,808)	$271,622

	General Partners
	Capital/		Total
	(Deficit)		General
	Account	Unallocated	Partners’	Total
	General	Syndication	Capital/	Partners’
	Partners	Costs	(Deficit)	Capital

Balances at December 31, 2009	$95	$(14)	$81	$311,295
Formation loan payments received	—	—	—	1,450
Net income (loss)	(385)	—	(385)	(38,477)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	4	—	4	(2,946)
Early withdrawal penalties	—	—	—	—

Balances at September 30, 2010	$(289)	$(11)	$(300)	$271,322

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(in thousands) (unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(38,477)	$(21,973)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of origination fees	223	116
Imputed interest on formation loan	(424)	(526)
Amortization of discount on formation loan	424	526
Provision for loan losses	37,279	33,229
Depreciation from rental operations	999	—
Realized (gain)/loss on sale of real estate	575	—
Impairment loss/(valuation gain) on real estate	(49)	1,206
Change in operating assets and liabilities
Accrued interest	(1,314)	(3,958)
Advances on loans	(1,955)	(10,928)
Receivable from affiliate	(11)	(63)
Other assets	(1,435)	(100)
Accounts payable	179	(15)
Payable to affiliate	(1,225)	640
Net cash provided by (used in) operating activities	(5,211)	(1,846)

Cash flows from investing activities
Loans originated	(4,705)	(8,081)
Principal collected on loans	20,689	12,159
Payments for development of real estate	(6,354)	(3,368)
Proceeds from disposition of real estate	5,436	2,278
Net cash provided by (used in) investing activities	15,066	2,988

Cash flows from financing activities
Borrowings (repayments) on promissory note, net	(29,415)	—
Mortgages taken	19,600	—
Payments on mortgages	(1,646)	(14)
Partners’ withdrawals	(2,946)	(4,119)
Formation loan collections	1,450	1,447
Increase in non-controlling interest	340	435
Net cash provided by (used in) financing activities	(12,617)	(2,251)

Net increase (decrease) in cash and cash equivalents	(2,762)	(1,109)

Cash and cash equivalents - beginning of year	11,161	12,495

Cash and cash equivalents - end of year	$8,399	$11,386

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(in thousands) (unaudited)

	2010	2009
Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$19,806	$95,735
Related loan loss reserve charge-offs upon foreclosure	(732)	(6,769)
Mortgages and other payables taken subject
to collateral foreclosure	22,236	2,433
Real estate acquired through foreclosure on loans
receivable	$41,310	$91,399

Cash paid for interest	$3,386	$1,766

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” The following summarizes formation loan transactions at September 30, 2010 ($ in thousands):

Formation loan made	$22,567
Unamortized discount on imputed interest	(1,889)
Formation loan made, net	20,678
Repayments to date	(12,116)
Early withdrawal penalties applied	(643)
Formation loan, net	7,919
Unamortized discount on imputed interest	1,889
September 30, 2010 balance	$9,808

The formation loan is deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from RMC, the deduction from capital is reduced.  Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%.  An estimated amount of imputed interest is recorded for offerings still outstanding. The partnership had no outstanding offerings as of September 30, 2010.  During the three months ended September 30, 2010 and 2009, $135,000, and $157,000, respectively, and for the nine months ended September 30, 2010 and 2009, $424,000 and $526,000, respectively, were recorded related to amortization of the discount on imputed interest.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 1 – GENERAL (continued)

Through September 30, 2010, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(3,706)

September 30, 2010 balance	$1,114

The partnership is scheduled to terminate on December 31, 2032, unless sooner terminated as provided in the partnership agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC, Borrette Property Company, LLC, Altura, LLC, SF Dore, LLC, Fremont Investment Property Company, LLC and Grand Villa Glendale, LLC, and the partnership’s 72.5%-owned subsidiary, Larkin Property Company, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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
September 30, 2010 (unaudited)

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
September 30, 2010 (unaudited)

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the partnership is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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
September 30, 2010 (unaudited)

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
September 30, 2010 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers in the three months ended September 30, 2010 and 2009, were $0 and $44,000, respectively, and in the nine months then ended were $0 and $129,000, respectively.

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

Mortgage servicing fees are summarized in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Maximum chargeable by RMC	$560	$1,124	$1,952	$3,494
Waived by RMC	(187)	(375)	(693)	(1,465)
Net charged	$373	$749	$1,259	$2,029

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

Asset management fees for the three months ended September 30, 2010 and 2009, were $301,000 and $334,000, respectively, and for the nine months then ended were $911,000 and $1,001,000, respectively. No asset management fees were waived during any period reported.

- Costs from RMC - RMC, a general partner, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses for the three months ended September 30, 2010 and 2009, were $111,000 and $112,000 respectively, and for the nine months then ended were $335,000 and $337,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

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

Secured loan transactions are summarized in the following table for the nine months ended September 30 ($ in thousands).

	2010	2009
Unpaid principal balance, beginning of the year	$268,445	$363,037
New loans	1,055	8,081
Purchased loans, net	3,650	—
Borrower repayments	(20,689)	(12,159)
Foreclosures	(17,431)	(74,596)
Other	—	(3,690)
Unpaid principal balance, September 30,	$235,030	$280,673

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Number of secured loans	90	110
Secured loans – unpaid principal balance (or Principal)	$235,030	$268,445

Average secured loan	$2,611	$2,440
Average secured loan as percent of total secured loans	1.11%	0.91%
Average secured loan as percent of partners’ capital	0.96%	0.78%

Largest secured loan	$37,923	$37,923
Largest secured loan as percent of total secured loans	16.14%	14.13%
Largest secured loan as percent of partners’ capital	13.98%	12.18%
Largest secured loan as percent of total assets	10.21%	9.45%

Smallest secured loan	$79	$67
Smallest secured loan as percent of total secured loans	0.03%	0.03%
Smallest secured loan as percent of partners’ capital	0.03%	0.02%
Smallest secured loan as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	28	28
Largest percentage of secured loans in one county	25.19%	30.05%

Number of secured loans in foreclosure status	11	9
Secured loans in foreclosure – unpaid principal balance	$52,460	$22,313

Number of secured loans with an interest reserve	—	1
Interest reserves	$—	$244

Secured loans – interest rates range (fixed)	2.75 – 10.50%	5.00-11.00%

As of September 30, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 16.14% of outstanding secured loans and 10.21% of partnership assets) was secured by a condominium/apartment complex located in Sacramento County, California. The loan bears interest at a rate of 9.25% and matured on July 1, 2010 (as extended from its prior maturity date of January 1, 2010).  Negotiations regarding a possible further extension or other restructuring of this loan are ongoing. The borrower has remitted some partial payments in 2010, as the condominium/apartment complex approaches full occupancy. The loan was placed on nonaccrual status as of January 1, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	47	$110,969	47%	59	$126,702	47%
Second trust deeds	41	123,552	53	48	141,131	53
Third trust deeds	2	509	0	3	612	0
Total secured loans	90	235,030	100%	110	268,445	100%
Liens due other lenders at loan closing		237,601			291,912

Total debt		$472,631			$560,357

Appraised property value at loan closing		$747,827			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.20%			69.57%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	73	$176,697	76%	82	$185,663	69%
Multi-family	5	8,135	3	7	11,411	4
Commercial	11	49,652	21	20	70,538	26
Land	1	546	0	1	833	1
Total secured loans	90	$235,030	100%	110	$268,445	100%

(2)
Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  The outstanding principal amount of loans secured by condominium properties at September 30, 2010 and December 31, 2009, were $152,505,000 and $157,594,000, respectively.

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
September 30, 2010 (unaudited)

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

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2010	5	$5,346	3%
2011	20	38,425	16
2012	18	55,678	24
2013	18	9,812	4
2014	5	949	0
Thereafter	9	4,988	2
Total future maturities	75	115,198	49
Matured at September 30, 2010	15	119,832	51
Total secured loans	90	$235,030	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	15	10
Unpaid principal balance	$119,832	$46,033
Advances	16,337	2,930
Accrued interest	9,316	2,809
Loan balance	$145,485	$51,772
Percent of loans	51%	17%

(3)	The secured loans past maturity include 12 and 8 loans as of September 30, 2010 and December 31, 2009, respectively, also included in the secured loans more than 90 days delinquent.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Secured loans in nonaccrual status
Number of loans	29	26
Unpaid principal balance	$196,174	$104,653
Advances	19,270	5,230
Accrued interest	13,838	5,886
Loan balance	$229,282	$115,769
Foregone interest (4)	$8,338	$3,078

(4)  Foregone interest related to non-accrual loans above, for the three months ended September 30, 2010 and 2009 was $3,561,000 and $735,000, respectively, and for the nine months ended September 30, 2010 and 2009, was $8,338,000 and $1,344,000, respectively.

At September 30, 2010 and December 31, 2009, there were 3 and 8 loans, respectively, with loan balances of $596,000 and $88,366,000, respectively, that were contractually past due more than 90 days as to principal or interest and not in non-accrual status.

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the three months ended September 30, 2010 and 2009 was $7,000 and $1,433,000, respectively, and during the nine months ended September 30, 2010 and 2009 was $24,000 and $4,238,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Impaired loans - Secured loans designated as impaired loans are summarized in the following table for the nine months ended September 30, 2010 and for the year ended December 31, 2009 ($ in thousands).

				Average		Interest
		Unpaid		Investment	Interest	Income
		Principal	Loan	Impaired	Income	Received
	Loans	Balance	Balance	Loans	Accrued	In Cash
September 30, 2010	34	$202,646	$236,299	$205,237	$2,940	$1,793
December 31, 2009	29	$146,956	$174,175	$115,225	$9,367	$2,495

Loans are designated impaired when based on current information and events, it is probable the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).

During the nine months ended September 30, 2010, the partnership modified two loans by extending the maturity date, lowering the interest rate, deferring some payments or reducing the monthly payment.  One of the modified loans qualified as a troubled debt restructuring under GAAP resulting in a loss of approximately $17,000.

Impaired loans for which specific reserves are recorded and the amount of the specific reserves are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Impaired loans with specific reserves
Specific reserves	$57,450	$20,884
Number of loans	25	20
Unpaid principal balance	$152,352	$84,514
Advances	17,232	4,772
Accrued interest	11,503	4,322
Loan balance	$181,087	$93,608

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$34,818	$9,796	$23,086	$11,420

Provision for loan losses	24,977	28,213	37,279	33,229

Charge-offs, net
Charge-offs	(645)	(4,938)	(1,215)	(11,578)
Recoveries	—	—	—	—
Charge-offs, net	(645)	(4,938)	(1,215)	(11,578)

Balance at September 30,	$59,150	$33,071	$59,150	$33,071

Specific reserves			$57,450	$20,884
General reserves			1,700	12,187
Balance at September 30,			$59,150	$33,071

Ratio of charge-offs, net during the period to
average secured loans outstanding
during the period	0.27%	1.36%	0.49%	3.36%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of unpaid principal balance (by property type) are presented in the following table ($ in thousands).

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Single family	$46,218	76%	$15,431	69%
Multi-family	753	3	526	4
Commercial	12,169	21	6,968	26
Land	10	0	161	1
Total allowance for loan losses	$59,150	100%	$23,086	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE

Real estate held for sale activity and changes in the net realizable values are summarized in the following table for the nine months ended September 30 ($ in thousands).

	2010	2009
Real estate held for sale - beginning of the year	$8,102	$5,113
Acquisitions	9,726	8,672
Dispositions	(5,449)	(5,395)
Improvements/betterments	9	—
Designated from real estate held as investment	16,380	—
Charge-offs	(245)	—
Changes in net realizable values	49	(730)
Real estate held for sale – September 30,	$28,572	$7,660

Real estate held for sale summarized by property type is presented in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Number of properties	7	7

Property type
Single family	$8,154	$7,725
Multi-family	20,418	377
Total real estate held for sale	$28,572	$8,102

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

The results of operations for rental properties in real estate held for sale is presented in the following table ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rental income	$706	$—	$932	$—

Operating expenses
Property taxes	104	—	193	—
Management, administration and insurance	213	—	222	—
Utilities, maintenance and other	68	—	119	—
Advertising and promotions	—	—	1	—
Total operating expenses	385	—	535	—
Earnings/(loss) before depreciation	321		397
Depreciation	73		73
Rental operations, net	$248	$—	$324	$—

Interest expense on the mortgages securing the rental property was $263,000 and $392,000 for the three and nine month periods ended September 30, 2010, respectively.

In August 2010, the partnership acquired through foreclosure a single family residence located in Calabasas, California.  At acquisition the partnership’s investment in the property was approximately $2,500,000.  A realtor has been engaged to handle the sale once the eviction process is completed through the court system.

In April 2010, SF Dore, LLC, a wholly-owned subsidiary of the partnership, acquired a 42 unit condominium complex located in San Francisco, California. The property is currently being operated as rental apartments, and is considered fully occupied.  An independent, professional management firm was engaged to oversee operations. At acquisition, the partnership’s total investment in the property was approximately $12,808,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $5,925,000 and an interest rate of 4.20%. In September 2010, the property was listed for sale with a national real estate firm and accordingly, has been re-designated as real estate held for sale.

In March 2010, the partnership acquired through foreclosure an eight unit condominium complex located in San Francisco, California. The property is subject to a senior loan of $2,460,000, with an interest rate of 7.00%. At acquisition the total investment was approximately $3,540,000 of prior loan balance, accrued interest, advances and the senior loan.  Following its acquisition, the property has been operated as a rental property and is considered fully occupied. An independent, professional management firm has been engaged to oversee property operations. In September 2010, the property was listed for sale with a national real estate firm and accordingly, has been re-designated as real estate held for sale.

In February 2010, the partnership, along with two affiliated partnerships, acquired though foreclosure, a 22 unit, condominium complex, in which the partnership holds a 70.00% ownership interest.  The property is subject to a senior loan with an interest rate of 7.21%.  At acquisition the transaction resulted in an increase to real estate held for sale of $7,188,000, reductions to secured loans of $2,100,000, accrued interest of $202,000 and advances of $374,000.  Also at acquisition, the partnership's share of the unpaid principal balance of the senior loan and other claims was $4,512,000.  Following its acquisition, the property has been operated as a rental property and is considered fully occupied.  An independent, professional management firm has been engaged to oversee property operations.  The property is listed for sale with a national real estate firm.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

For real estate held as investment, the activity and changes in the impairment reserves are summarized in the following table for the nine months ended September 30 ($ in thousands).

	Cost		Accumulated Depreciation
	2010	2009	2010	2009
Balance beginning of the year	$103,341	$20,580	$507	$—
Acquisitions	35,025	82,318	—	—
Dispositions	—	—	—	—
Improvements/betterments	2,341	1,348	—	—
Designated real estate held for sale	(16,453)	—	(73)	—
Depreciation		—	999	103
Change in impairment reserve	—	—	—	—
Balance September 30,	$124,254	$104,246	$1,433	$103
Cost net of accumulated depreciation	$122,821	$104,143

Real estate held as investment summarized by property type is presented in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Number of properties	12	8

Property type
Single family	$4,490	$4,140
Multi-unit	94,767	93,662
Commercial	18,534	—
Land	5,030	5,031
Total real estate held as investment	$122,821	$102,833

At September 30, 2010, there were 4 properties with a carrying value of $24,394,000 in construction and/or rehabilitation and at December 31, 2009, there were 2 properties with a carrying value of $17,716,000 in construction and/or rehabilitation.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 7 – REAL ESTATE HELD AS INVESTMENT (continued)

The results of operations for rental properties in real estate held as investment is presented in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Number of properties			5	3
Carrying value of properties			93,398	80,086
Rental income	$1,059	$414	$3,555	$414
Operating expenses
Property taxes	170	110	576	110
Management, administration and insurance	58	185	630	185
Utilities, maintenance and other	50	95	1,148	95
Advertising and promotions	5	43	20	43
Total operating expenses	283	433	2,374	433
Earnings/(loss) before depreciation	776	(19)	1,181	(19)
Depreciation	311	107	926	107
Rental operations, net	$465	$(126)	$255	$(126)

Interest expense on the mortgages securing the rental property was $167,000 and $369,000 for the three and nine month periods ended September 30, 2010, respectively.

In September 2010, two condominium complexes acquired earlier in the year, were listed for sale and accordingly, have been re-designated as real estate held for sale (see Note 6).

In September 2010, the partnership acquired a commercial office building located in Oakland, California.  At acquisition the partnership’s investment in the property was approximately $3,900,000.

In August 2010, the homeowners association for the condominium complex in which Altura, LLC owns 72 units, levied a special assessment of $10,200 per unit, payable over 12 months beginning in September 2010 to repair the water damage from overwhelmed storm drainage in early 2010, to remediate the drainage problem by changing the landscaping, increasing the flow of the storm drains and to remediate plumbing in the complex and other items. Altura, LLC recorded repair and remediation expense of $739,000 as of June 30, 2010.

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
September 30, 2010 (unaudited)

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

NOTE 8 – BORROWINGS

Bank loan, secured

The partnership’s bank loan/line of credit matured on June 30, 2010, which maturity date was subsequently extended to October 18, 2010. The line of credit and related loan agreement had required the partnership to comply with certain financial covenants. As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising its rights and remedies arising out of the partnership’s default in failing to comply with the profitability financial covenant until January 20, 2010 (which, forbearance period was subsequently extended to October 18, 2010.  The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 8 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	September 30,	December 31,
Lender	2010	2009
Chinatrust Bank	$4,300	$—
Interest rate 7.21%
Matures June 14, 2011
Monthly payment $31,245
Lime Financial	—	245
Interest rate 6.25%
Matures June 1, 2034
Monthly payment $1,580
Bank of Alameda	—	674
Interest rate 8.00%
Matures February 24, 2015
Monthly payment $5,215
First National Bank of Northern California	2,445	—
Interest rate 7.00%
Matures September 1, 2011
Monthly payment $17,043
Business Partners	7,872	—
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $81,473
NorthMarq Capital	19,537	—
Interest rate 2.99%
Matures July 1, 2015
Monthly payment (1) $124,154
PNC Bank	5,894	—
Interest rate 4.22%
Matures May 1, 2017
Monthly payment (1) $43,786
Wells Fargo	394	403
Interest rate 3.50%
Matures October 1, 2032
Monthly payment $2,141
Wachovia	349	358
Interest rate 6.26%
Matures September 15, 2032
Monthly payment $2,581
Total mortgages	$40,791	$1,680

(1) monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$145,618	$145,618
Real estate held for sale	$—	$—	$19,014	$19,014
Real estate held as investment	$—	$—	$3,900	$3,900

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$39,268	$39,268
Real estate held for sale	$—	$—	$8,102	$8,102
Real estate held as investment	$—	$—	$80,012	$80,012

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 9 – FAIR VALUE

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $32,400,000 and $120,948,000 at September 30, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $50.6 million at September 30, 2010. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with a 21-month loan term.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved borrowers up to a maximum loan balance; however, disbursements are made periodically upon completion of phases of the construction or rehabilitation or as otherwise required under the loan documents. At September 30, 2010, there were $367,000 of undisbursed loan funds which will be funded by a combination of borrower monthly mortgage payments, retirements of principal on current loans and cash. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of September 30, 2010.

Larkin Property Company, LLC is rehabbing its property to complete the refurbishments of all the units that it intends to bring to market as Tenant in Common units. At September 30, 2010 approximately $200,000 of work remained to be completed under existing construction contracts. The Larkin Property Company, LLC anticipates that it will enter into construction contracts in the approximate amount of $1,500,000 to complete the remainder of the units in the fourth quarter of 2010 or early 2011.

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

NOTE 11 – SUBSEQUENT EVENTS

In November 2010, the partnership foreclosed upon a condominium complex which had a book value of approximately $11,500,000.

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the partnership is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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

Related Parties

The general partners of the partnership are RMC, Gymno Corporation and Michael R. Burwell.  Most partnership business is conducted through RMC, which arranges, services and maintains the loan portfolio for the benefit of the partnership.  The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the partnership agreement. In the past the general partners have elected not to take the maximum compensation. See Note 1 (General) and Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed discussion of various partnership activities for which the general partners and related parties are compensated, and other related-party transaction, including the formation loan.

Results of Operations.

The partnership’s operating results are discussed below ($ in thousands).

	Changes during the three months ended September 30, 2010 versus 2009		Changes during the nine months ended September 30, 2010 versus 2009
	Dollars	Percent	Dollars	Percent
Revenue
Loans
Interest	$(4,339)	(79)%	$(12,106)	(66)%
Late fees	—	0	4	13
Total loan revenue	(4,339)	(79)	(12,102)	(66)
Imputed interest on formation loan	(22)	(14)	(102)	(19)
Other interest	(31)	(86)	(46)	(51)
Other	(2)	(6)	(4)	(10)
Total revenues	(4,394)	(77)	(12,254)	(65)

Interest expense
Line of credit	161	25	743	39
Mortgages	430	—	761	—
Amortization of discount on
imputed interest	(22)	(14)	(102)	(19)
Total interest expense	569	70	1,402	58

Provision for loan losses	(3,103)	(11)	4,050	12

Operating expenses
Mortgage servicing fees	(376)	(50)	(770)	(38)
Asset management fees	(33)	(10)	(90)	(9)
Costs through Redwood
Mortgage Corp.	(1)	(1)	(2)	(1)
Professional services	215	205	860	355
Rental operations, net	(839)	(666)	(705)	(560)
Real estate owned holding costs	36	30	237	94
Loss/(gain) on sale of real estate	14	—	575	—
Impairment loss on real estate	(1,344)	(111)	(1,255)	(104)
Other	(80)	(216)	(52)	(48)
Total operating expenses	(2,408)	(86)	(1,202)	(23)
Net income (loss)	$548	(2)	$(16,504)	75%

Please refer to the above table throughout the discussion of Results of Operations.

Comparison of the three and nine month periods ended September 30, 2010 versus the same periods ended September 30, 2009

Revenue – Loans – Interest

The interest on loans decreased for both the three and nine month periods ended September 30, 2010 compared to the same periods in 2009, due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in nonaccrual loans for the three and nine month periods ended September 30, 2010, resulting in approximately $3,300,000 and $9,400,000, respectively, of additional foregone interest (i.e., interest not recorded for financial reporting purposes on loans designated as in nonaccrual status) in 2010 compared to 2009. The table below recaps the quarterly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Three months ended September 30,			Nine months ended September 30,
	Average	Stated		Average	Stated
	Secured	Average	Effective	Secured	Average	Effective
	Loan	Yield	Yield	Loan	Yield	Yield
	Balance	Rate	Rate	Balance	Rate	Rate
2009	$307,517	9.04%	7.14%	$344,347	9.11%	7.08%
2010	$242,062	8.70%	1.90%	$248,911	8.77%	3.30%

Interest Expense – Bank Loan/Line of Credit and other Borrowings

The increased interest expense related to the partnership’s bank loan (previously line of credit) for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009, is related primarily to an increase in the interest rate on the partnership’s bank loan. The average daily borrowing for the three month period of 2010 was $53,223,000 compared to $85,000,000 for 2009; the average interest rate for 2010 was 4.75% compared to 2.75% for 2009. The average daily borrowing for the nine month period of 2010 was $66,094,000 compared to $85,000,000 for 2009; the average interest rate for 2010 was 4.75% compared to 2.75% for 2009. Due to the partnership recognizing a net loss for the quarter ended September 30, 2009 and the year ended December 31, 2009, the partnership was in technical non-compliance with a financial-performance covenant on its line of credit.  In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement which, among other things, increased the interest rate by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and provided for the payment of a forbearance fee.  In October 2010, the partnership and the banks completed negotiations and entered into an amended and restated loan agreement, which among other things, provides for an interest rate of prime plus 1.5% subject to a floor of 5.0% during the term of the loan which matures on June 30, 2012.  Please see Note 8 of the financial statements for a more detailed description of the terms of the amended and restated loan agreement.

The increased interest expense on mortgages is due to the partnership either obtaining a mortgage on a piece of owned property or making the payments on existing mortgages encumbering foreclosed upon property.

Provision for losses on loans

The provision for losses on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter. The changes for both the three and nine month periods ending September 30, 2010, compared to the same periods in 2009 was due to loans that were or became collateral dependent, went to non-accrual status, and/or were being considered for foreclosure due to borrower nonperformance.

Operating Expenses

The decreases in mortgage servicing fees for both the three and nine month periods ended September 30, 2010, compared to the same periods in 2009 was due to the reductions in the loan portfolios during each period, and the increase in impaired loans during each period which are not charged such fee by RMC.

The increase in professional services for both the three and nine month periods ended September 30, 2010, compared to the same periods in 2009 was due to increases in professional costs for legal services, audits, and tax return processing. As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.

The rental operations for 2010 is attributable to the partnership’s acquisition, since late September 2009, of nine properties which the general partners determined, at the time of acquisition, would best serve the partnership at such time to be rented rather than sold (three of those properties were recently listed for sale as the market for these properties has improved).  The properties range from a single condominium unit up to a 126 unit condominium complex, along with a detached single-family residence and commercial property. Independent, professional management firms were engaged to oversee operations at each of the larger or complex properties.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three and nine months ended September 30, ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rental income	$1,765	$414	$4,487	$414

Operating expenses
Property taxes	274	110	769	110
Management, administration and insurance	271	185	852	185
Utilities, maintenance and other	118	95	1,267	95
Advertising and promotions	5	43	21	43
Total operating expenses	668	433	2,909	433
Earnings/(loss) before depreciation	1,097	(19)	1,578	(19)
Depreciation	384	107	999	107
Rental operations, net	$713	$(126)	$579	$(126)

Interest expense on the mortgage securing the rental property was $430,000 and $761,000 for the three and nine month periods ended September 30, 2010, respectively.

In August 2010, the homeowners association for the condominium complex in which Altura, LLC owns 72 units, levied a special assessment of $10,200 per unit, payable over 12 months beginning in September 2010 to repair the water damage from overwhelmed storm drainage in early 2010, to remediate the drainage problem by changing the landscaping, increasing the flow of the storm drains and to remediate plumbing in the complex and other items. Altura, LLC recorded repair and remediation expense of $739,000 as of June 30, 2010.

The increases in real estate owned holding costs for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, is primarily due to the increases in real estate owned.

The increase in loss on disposal of real estate for the nine month period ended September 30, 2010 compared the same period in 2009, is primarily due to the loss of $340,000 realized upon the sale of property held by Russian, LLC, as well as losses from the completed sale of two condominium units.

The net gain in impairment loss on real estate for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, is primarily the result of fair value adjustments related to the assignment of two properties to real estate held for sale from real estate held as investment.

Allowance for Losses.

The allowance for loan losses is principally the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

				Average		Interest
		Unpaid		Investment	Interest	Income
		Principal	Loan	Impaired	Income	Received
	Loans	Balance	Balance	Loans	Accrued	In Cash
September 30, 2010	34	$202,646	$236,299	$205,237	$2,940	$1,793
December 31, 2009	29	$146,956	$174,175	$115,225	$9,367	$2,495

Loans are designated impaired when based on current information and events, it is probable the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).

During the nine months ended September 30, 2010, the partnership modified two loans by extending the maturity date, lowering the interest rate, deferring some payments or reducing the monthly payment.  One of the modified loans qualified as a troubled debt restructuring under GAAP resulting in a loss of approximately $17,000.

Impaired loans for which specific reserves are recorded and the amount of the specific reserves are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Impaired loans with specific reserves
Specific reserves	$57,450	$20,884
Number of loans	25	20
Unpaid principal balance	$152,352	$84,514
Advances	17,232	4,772
Accrued interest	11,503	4,322
Loan balance	$181,087	$93,608

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

The partnership may enter into a workout agreement with a borrower whose loan is past maturity or whose loan payments are delinquent. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows additional time to pay the loan in full. By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow and may be classified for financial reporting purposes as a troubled debt restructuring.  If a workout agreement cannot be reached, if the borrower repeatedly is delinquent and/or if the collateral is at risk, the general partners may initiate foreclosure by filing a notice of default. This may result – unless the delinquency is satisfied by the borrower or a workout agreement is negotiated – in a foreclosure sale, often resulting in the title to the collateral property being taken by the partnership in satisfaction of the debt. Both troubled debt restructurings and foreclosure sales may result in charge-offs being recorded as offsets to the allowance for loan losses. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Activity in the allowance for loan losses is presented in the following table ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$34,818	$9,796	$23,086	$11,420

Provision for loan losses	24,977	28,213	37,279	33,229

Charge-offs, net
Charge-offs	(645)	(4,938)	(1,215)	(11,578)
Recoveries	—	—	—	—
Charge-offs, net	(645)	(4,938)	(1,215)	(11,578)

Balance at September 30,	$59,150	$33,071	$59,150	$33,071

Specific reserves			57,450	20,884
General reserves			1,700	12,187
Balance at September 30,			$59,150	$33,071

Ratio of charge-offs, net during the period to
average secured loans outstanding
during the period	0.27%	1.36%	0.49%	3.36%

The partnership may restructure loans which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

Liquidity and Capital Resources

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

The partnership’s bank loan/line of credit matured on June 30, 2010, which maturity date was subsequently extended to October 18, 2010. The line of credit and related loan agreement had required the partnership to comply with certain financial covenants. As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising its rights and remedies arising out of the partnership’s default in failing to comply with the profitability financial covenant until January 20, 2010 (which, forbearance period was subsequently extended to October 18, 2010.  The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 49% and 44% at September 30, 2010 and 2009, respectively.  Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Under the terms of the amended and restated loan agreement, distributions to electing limited partners cannot exceed a distribution rate of 2.1%.  Accordingly, the partnership is restricted in its ability to increase distributions to the limited partners until the bank loan is repaid in full, which the partnership currently anticipates will occur on or about the scheduled maturity date of June 30, 2012.  However, if borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then the partnership may be unable to service its scheduled debt payments during the loan term or may be unable to repay the bank loan in full on the maturity date.  As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the earnings or distributions within the limitations imposed by the bank loan.  Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves and the bank loan is repaid.  For the three months ended September 30, 2010 and 2009, the partnership distributed $1,987,000 and $2,276,000, respectively, and for the nine months ended September 30, 2010 and 2009, the partnership distributed $6,005,000 and $8,821,000, respectively.

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

The partnership is unable to predict when liquidations will resume or distributions will increase, as it will depend on its ability to collect monies due from borrowers and to dispose of or receive rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market.  In addition, the terms of the amended and restated loan agreement place restrictions on the partnership’s ability to lift the current suspension on liquidations under the bank loan is repaid in full.  As a result, it is anticipated that liquidations will not resume until the bank loan is repaid in full, which is not anticipated to occur prior to June 30, 2012.  In the event the current economic downturn worsens, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to implement its normal operations, protect its security interests in properties, maintain its real estate holdings, and pay down amounts due under its bank loan and on mortgages payable. It is anticipated liquidation payments will resume only when the partnership’s bank loan is paid in full and cash flows improve to levels that enable the partnership to accomplish these objectives.

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

Current Economic Conditions

The United States and California economies continue to suffer and feel the effects of the Great Recession. A sense of uncertainty reigns, leading consumers and businesses to remain cautious. The policy makers in the White House, Congress and Federal Reserve are frustrated with the persistent high rates of unemployment and the sluggish economic growth and continue to make attempts to stimulate the economy. These efforts have yet to manifest themselves in any sort of strong recovery or in significant reductions to unemployment.

Credit markets continue for the most part to be greatly curtailed and the de-leveraging of consumers and businesses continues through the current quarter. Financial institutions, in response to the difficult economic times, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. This has led to a dearth of available credit to many industries, particularly those involved with real estate such as construction, development, and lending for commercial and residential properties. Virtually all credit that is available for real estate is now being provided by the government through Fannie Mae, Freddie Mac, HUD, and FHA. These agencies are providing the vast majority of all single family and multi family financing. Without greater availability of credit, real estate will continue to suffer as owners and buyers cannot effectively buy, sell or refinance property, or otherwise take advantage of the current lower interest rate environment. A substantial number of sales transactions that do occur are distressed transactions or even short sales that wipe out the borrower’s equity.

Gross Domestic Product (GDP) was a negative 2.4 percent for the year 2009. In 2010, GDP began the first quarter with a 3.7 percent increase but that quickly slowed to a 1.7 percent increase in the second quarter and an estimated 2.0 percent increase in the third quarter. The falloff of GDP growth during the middle of 2010 has raised fears that the economy may fall into a deflationary cycle and that the recovery will be long and perhaps little improvement will seen in unemployment rates, possibly not rebounding until 2014.

Unemployment remains at historically high rates. At the end of 2009, the national unemployment rate had grown to 10 percent. In March 2010 the national unemployment rate declined to 9.7 percent, and then in June 2010 to 9.5 percent, however by October 2010 the unemployment rate had increased to 9.6 percent. In California, the unemployment rate reached 12.6 percent during the first quarter of 2010 – the all time high since statistics have been kept – and has dropped only slightly to 12.4 percent through September 2010. In many areas of California, the unemployment numbers are far higher, particularly in the central valleys and non-urban business centers. The stubbornly high unemployment levels both nationally and in California have many concerned that little recovery is taking place and that we may not be able to create jobs for a long time to come. Due to prolonged periods without work, workers who have lost their jobs might not be able to meet their financial obligations. Overall, the rise in unemployment and its continued historically high levels has caused significant worker concerns regarding their job security and lowered their confidence in their own financial circumstances.

With the general worsening of the United States economy during the Great Recession, delinquencies on real estate loans have risen dramatically, and are ongoing. In California, delinquencies and foreclosures are higher than the national averages. In the first quarter of 2009, the number of notices of default peaked at 135,431 – the highest number ever recorded. A total of 81,054, 70,051 and 83,261 notices of default were filed during the first, second and third quarters of 2010, respectively. Trustee sales, which reflect the number of houses or condominiums lost at the end of the foreclosure process, totaled 42,857, 47,669 and 45,377 for the first, second and third quarters of 2010, respectively. The all-time peak was 79,511 in the third quarter of 2008. Since this recession began, the sheer amount, quarter after quarter, of real estate taken back from borrowers continues to flood the market. In the third quarter of 2010, 35.5 percent of all homes sold were foreclosure resales.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes. Mortgage interest rates are significantly influenced by the United States 10-year Treasury note rate. Following a downward trend in 2010 the ten year Treasury note rate has continued to fall throughout most of the second half of the year. During October 2010, the ten year Treasury note rate was 2.54 percent. Mortgage interest rates on 30 year fixed rate conforming loans followed the trend of the ten year Treasury note. As measured by Freddie Mac, 30 year fixed rate conforming loans reached their peak in May 2010 at 5.21 percent before descending to 4.17 percent (with an average 0.8 points) for the week ending November 11, 2010. The current 30 year mortgage interest rate is near historical lows. In spite of the current low interest rates, which would normally make homeownership more affordable, it appears that these rates are not a sufficient enough inducement to entice concerned consumers to take on mortgage debt. Borrowers are also facing tight underwriting standards which make it difficult to qualify for financing or refinancing at these rates.

In addition to mortgage rates, home prices also factor into affordability. Median home prices in California have declined from their highs in 2007 at $484,000. According to Dataquick, the median home price in California for March, June and September 2010 was $255,000, 270,000 and 265,000, respectively. The median home price in the nine-county San Francisco Bay Area reached its peak in June and July 2007 at $665,000. For the nine-county San Francisco Bay Area the median home price for March, June and September 2010 was $380,000, $410,000 and $395.000, respectively.

In California, Dataquick reports that 37,295, 43,964 and 33,176 homes and condominiums sold during March, June and September 2010, respectively. Each of these monthly sales volumes represents declines from 2009 levels. Sales in California peaked in 2004 at 65,793. On average, there are about 44,708 sales per month in California.  There is concern that declining sales volumes could begin to exert downward pressure on prices as inventories increase.

A return to a stable economic climate appears to be, at best, slow in arriving and perhaps will include periods of downturn. As sales volumes of homes remain depressed, this will put downward pressure on prices. The Treasury’s recent announcement to keep long term interest rates low may help to keep homes affordable and offer an offset to increased inventories of homes for sale. Another factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply entering the market may exert downward pressure upon residential real estate prices, posing a continuing risk that home prices might further decline.  Most analysts expect some further downward pressure on prices as unemployment remains high, credit remains tight (and in some asset classes is virtually non-existent), and consumer confidence remains low.

In light of these continuing difficult economic and market conditions, the partnership 1) continues to increase its allowance for loan losses to reflect the payment shortfalls by borrowers and the diminishing fair value of the underlying collateral, which in itself is reflective of the distressed credit and real estate markets; 2) adopts strategies (property by property, borrower by borrower) to protect loan interests in its collateral and take back that collateral when necessary and appropriate; 3) continues to explore opportunities to reduce the exposure to senior debt and claims on the collateral; and 4) offer the properties for sale as markets permit. In some instances, the partnership anticipates realizing losses should it choose to immediately sell properties it acquires. The partnership believes it may be beneficial, in some cases, to hold property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements or improved management. The current difficult economic conditions and distressed credit and real estate markets are not conducive to real estate sales of some properties and make holding certain properties taken in foreclosure attractive until more normal sales conditions result. This tactic will cause the partnership in many cases to hold properties as investments.

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of September 30, 2010 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years

Bank loan, secured	$50,585	$23,835	$26,750	$—
Mortgages payable	40,791	976	8,516	31,299
Construction contracts	200	200	—	—
HOA special assessment	678	678	—	—
Construction loans	—	—	—	—
Rehabilitation loans	367	367	—	—

Total	$92,621	$26,056	$35,266	$31,299

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

Secured loan activity is recapped in the following table for the nine months ended September 30 ($ in thousands).

	2010	2009
Unpaid principal balance, beginning of the year	$268,445	$363,037
New loans	1,055	8,081
Purchased loans, net	3,650	—
Borrower repayments	(20,689)	(12,159)
Foreclosures	(17,431)	(74,596)
Other	—	(3,690)
Unpaid principal balance, September 30,	$235,030	$280,673

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Number of secured loans	90	110
Secured loans – unpaid principal balance (or Principal)	$235,030	$268,445

Average secured loan	$2,611	$2,440
Average secured loan as percent of total secured loans	1.11%	0.91%
Average secured loan as percent of partners’ capital	0.96%	0.78%

Largest secured loan	$37,923	$37,923
Largest secured loan as percent of total secured loans	16.14%	14.13%
Largest secured loan as percent of partners’ capital	13.98%	12.18%
Largest secured loan as percent of total assets	10.21%	9.45%

Smallest secured loan	$79	$67
Smallest secured loan as percent of total secured loans	0.03%	0.03%
Smallest secured loan as percent of partners’ capital	0.03%	0.02%
Smallest secured loan as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	28	28
Largest percentage of secured loans in one county	25.19%	30.05%

Number of secured loans in foreclosure status	11	9
Secured loans in foreclosure – unpaid principal balance	$52,460	$22,313

Number of secured loans with an interest reserve	—	1
Interest reserves	$—	$244

Secured loans – interest rates range (fixed)	2.75 – 10.50%	5.00-11.00%

As of September 30, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 16.14% of outstanding secured loans and 10.21% of partnership assets) was secured by a condominium/apartment complex located in Sacramento County, California. The loan bears interest at a rate of 9.25% and matured on July 1, 2010 (as extended from its prior maturity date of January 1, 2010).  Negotiations regarding a possible further extension or other restructuring of this loan are pending. The borrower has remitted some partial payments in 2010, as the condominium/apartment complex approaches full occupancy. The loan was placed on nonaccrual status as of January 1, 2010.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

Secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	47	$110,969	47%	59	$126,702	47%
Second trust deeds	41	123,552	53	48	141,131	53
Third trust deeds	2	509	0	3	612	0
Total secured loans	90	235,030	100%	110	268,445	100%
Liens due other lenders at loan closing		237,601			291,912

Total debt		$472,631			$560,357

Appraised property value at loan closing		$747,827			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.20%			69.57%

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

Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	73	$176,697	76%	82	$185,663	69%
Multi-family	5	8,135	3	7	11,411	4
Commercial	11	49,652	21	20	70,538	26
Land	1	546	0	1	833	1
Total secured loans	90	$235,030	100%	110	$268,445	100%

(2)
Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences.  In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types. As of September 30, 2010 and December 31, 2009, $152,505,000 and $157,594,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

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

Secured loans are scheduled to mature, as of September 30, 2010, as follows ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2010	5	$5,346	3%
2011	20	38,425	16
2012	18	55,678	24
2013	18	9,812	4
2014	5	949	0
Thereafter	9	4,988	2
Total future maturities	75	115,198	49
Matured at September 30, 2010	15	119,832	51
Total secured loans	90	$235,030	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Secured loans past maturity are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	15	10
Unpaid principal balance	$119,832	$46,033
Advances	16,337	2,930
Accrued interest	9,316	2,809
Loan balance	$145,485	$51,772
Percent of loans	51%	17%

(3)	The secured loans past maturity include 9 and 8 loans as of September 30, 2010 and December 31, 2009, respectively, that are also included in the secured loans more than 90 days delinquent.

Loans in nonaccrual status are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2010	2009
Secured loans in nonaccrual status
Number of loans	29	26
Unpaid principal balance	$196,174	$104,653
Advances	19,270	5,230
Accrued interest	13,838	5,886
Loan balance	$229,282	$115,769
Foregone interest (4)	$8,338	$3,078

(4)  Foregone interest related to non-accrual loans above, for the three months ended September 30, 2010 and 2009 was $3,561,000 and $735,000, respectively, and for the nine months ended September 30, 2010 and 2009, was $8,338,000 and $1,344,000, respectively.

At September 30, 2010 and December 31, 2009, there were 3 and 8 loans, respectively, with loan balances of $596,000 and $88,366,000, respectively, that were contractually past due more than 90 days as to principal or interest and not in non-accrual status.

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the three months ended September 30, 2010 and 2009 was $7,000 and $1,433,000, respectively, and during the nine months ended September 30, 2010 and 2009 was $24,000 and $4,238, respectively.

Loans designated as impaired and the allowance for loan losses are presented and discussed under the section entitled “Allowance for Losses” above.

The partnership held secured loans in the following locations ($ in thousands).

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	53	$156,261	66%	69	$185,732	69%
Other Northern California	16	55,575	24	18	57,200	21
Southern California	21	23,194	10	23	25,513	10
Total secured loans	90	$235,030	100%	110	$268,445	100%

The partnership also makes loans requiring periodic disbursements of funds. As of September 30, 2010, there were three such loans. These include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

The status of the partnership’s loans, which are periodically disbursed as of September 30, 2010, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$20,402
Undisbursed funds	$—	$367

“Construction loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of September 30, 2010, the partnership had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

The partnership also makes “rehabilitation loans,” the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums.  The refurbished units will then be sold to new owners, repaying the partnership’s loan. As of September 30, 2010, the partnership had $20,402,000 in rehabilitation loans where $367,000 remained to be disbursed for a combined total of $20,769,000.  While the partnership does not classify rehabilitation loans as construction loans, rehabilitation loans carry some of the same risks as construction loans.  There is no limit on the amount of rehabilitation loans the partnership may make.

Larkin Property Company, LLC is rehabbing its property to complete the refurbishments of all the units that it intends to bring to market as Tenant in Common units.  At September 30, 2010 approximately $200,000 of work remained to be completed under existing construction contracts.  The Larkin Property Company, LLC anticipates it will enter into construction contracts in the approximate amount of $1,500,000 to complete the remainder of the units in the fourth quarter of 2010 or early 2011.

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	November 15, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	November 15, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	November 15, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VIII, a California Limited Partnership (the “Registrant”);

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
November 15, 2010

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
November 15, 2010

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
November 15, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010

Exhibit 32.3

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VIII (the “Partnership”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010