Form 10-K
period 2010-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2011-04-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2010

Part I

Forward-Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2011 annualized yield estimates, additional foreclosures in 2011, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Initially, the partnership offered a minimum of $250,000 and a maximum of $15,000,000 in units, of which $14,932,000 were sold. This initial offering closed on October 31, 1996. Subsequently, the partnership commenced a second offering of up to $30,000,000 in units commencing on December 4, 1996. This offering sold $29,993,000 in units and was closed on August 30, 2000. On August 31, 2000 the partnership commenced its third offering for another 30,000,000 units ($30,000,000). This offering sold $29,999,000 in units and was closed on April 23, 2002. On October 30, 2002 the partnership commenced its fourth offering for an additional 50,000,000 units ($50,000,000). This offering sold $49,985,000 in units and was closed on October 6, 2003.  On October 7, 2003 the partnership commenced its fifth offering of 75,000,000 units ($75,000,000). This offering sold $74,904,000 in units and was closed on August 3, 2005. On August 4, 2005 the partnership commenced its sixth offering of 100,000,000 units ($100,000,000). As of November 19, 2008 the sixth offering was closed with all $100,000,000 in units having been sold, bringing the aggregate sale of units to $299,813,000. No additional offerings are contemplated at this time. The partnership is scheduled to terminate in 2032, unless sooner terminated, as provided in the partnership agreement.

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

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated amongst the general partners. The limited partners elect, at the time of their subscription for units, to (a) receive a monthly, quarterly or annual cash distributions of their pro-rata share of profits or (b) have earnings credited to their capital accounts and used to invest in partnership activities. The election to receive cash distributions is irrevocable. Subject to certain limitations, a compounding investor may subsequently change his election.  Monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Income taxes – federal and state - are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments.

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

In March 2009, in response to economic conditions then existing, as to the financial-market crisis, the dysfunction of the credit markets, the distress in the real estate markets, and the expected cash needs of the partnership, the partnership suspended capital liquidations and is not accepting new liquidation requests until further notice. The partnership entered into an amended and restated loan agreement (dated October 2010) which includes additional restrictions on liquidations and distributions of partners’ capital. The bank loan is scheduled to be paid off in June 2012.

Principal Investment Objectives and General Standards for Mortgage Loans

Principal Investment Objectives.  The partnership’s primary objectives are to make investments which will: (i) provide the maximum possible cash returns and (ii) preserve and protect the partners’ capital.

General Standards for Mortgage Loans.  The partnership is engaged in the business of making loans with first and second deeds of trust on real property located in California, including:

•	single-family property includes owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes,
•	multi-family residential property (such as apartment buildings),
•	commercial property (such as stores, shops and offices), and
•	undeveloped land.

As of December 31, 2010, of the partnership’s outstanding loan portfolio, 77% is secured by single family residences, 19% by commercial properties, 4% by multifamily properties and 0% (less than 0.5%) by undeveloped land. The partnership may also make loans secured by promissory notes which are secured by deeds of trust and are assigned to the partnership.

Loans are arranged and serviced by Redwood Mortgage Corp. (RMC), one of the general partners. The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. For loans secured by real property used commercially, such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of our loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 70% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the total debt owing on the property, including the partnership's loan, is the “protective equity”.

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring the lender consider a borrower’s ability to meet payment obligations specified in the loan documents. The Dodd-Frank Act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages.

While the implementing regulations are not yet finalized, the general partners are monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the company’s general partners.

Other Recent Developments.  Historically the partnership relied upon partners’ capital as the source of funds for loans, and subsequently on loan payoffs, borrowers’ mortgage payments, and sale of real estate owned and to a lesser degree, retention of income as the source of funds for new loans. Currently the economy generally (and employment particularly) and the credit, financial and real estate markets specifically are facing a significant and prolonged disruption following the financial crisis (worldwide) of 2008.  The Great Recession has officially ended and Gross Domestic Product was positive for 2010.  Unemployment has begun to improve yet remains at historically high levels.  Other significant disruptions resulting from the financial crisis are ongoing and are now expected to persist for an extended period.  While these are indications the general economic health of the economy is improving, a recession persists in certain areas and in certain industries and it will take significant further improvements in many sectors to get back to pre-crisis/pre-recession numbers.  Overall the real estate sector took a disproportionate portion of the impact from the financial crisis and the ensuing Great Recession.  Real estate sales, investment, construction and financing came to a virtual standstill.  The negative impression of real estate brought about by the financial crisis and the recent recession still continues to cast a shadow upon real estate in general.  Investors, homeowners, developers, and financiers are all reluctant to devote capital, excepting opportunistic capital to the real estate sector.  As a result, loans are not readily available to owners, developers or purchasers of real estate.  These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties at other than distressed prices due to the general decline in California real estate values caused in significant part to short sales, foreclosure sales, and sale of real estate owned by acquiring lenders of real estate at liquidation pricing in recent years.  The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and likely will continue to have a negative impact on their ability to repay their loans at maturity, resulting in substantially increased levels of default and foreclosure. In addition, the payment terms of the amended and restated loan agreement,  our line of credit, with the partnership’s lending banks (discussed in the paragraphs following) necessitate that foreclosed assets be sold when prices and conditions permit which may not necessarily be the optimum time to sell these foreclosed assets..

The partnership’s bank loan/line of credit matured on June 30, 2010, which maturity date was extended subsequently to October 18, 2010. The line of credit and related loan agreement had required the partnership to comply with certain financial covenants. As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the original loan agreement. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising their rights and remedies arising out of the partnership’s default in failing to comply with the profitability financial covenant until January 20, 2010 (which, forbearance period was subsequently extended to October 18, 2010). The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

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

The bank loan balance at December 31, 2010 and 2009 was $50,000,000 and $80,000,000, respectively.

The combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

As to the balance sheet of the partnership subsequent to the financial crisis and during the Great Recession, the asset mix has migrated from predominantly performing loans to Real Estate Owned (REO) and impaired loans.  Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $321,988,000 at December 31, 2010 (a decline of $102,885,000 or 24%). Net loans, the total of loan principal, advances, accrued interest, and unsecured loans, less the allowance for losses, declined over the same dates from $386,589,000 to $144,328,000, respectively (a decline of $242,261,000 or 63%) resulting from a decrease in loan balances (principal declined from $363,037,000 at December 31, 2008, to $202,134,000 at December 31, 2010) and an increase in the allowance for loan losses (from $11,420,000 at December 31, 2008, to $89,200,000 at December 31, 2010) reflecting the decline in the fair value of the real estate as collateral for impaired loans.

Cash received from loan payments, loan payoffs, the sale of real estate owned and third-party mortgages obtained on stabilized properties that we own and are included in REO is predominantly used to paydown the amount outstanding on the bank loan, to make the periodic interest and principal payments on the loan, to protect the security interest in the collateral securing the loans from senior debt and claims, to maintain and develop REO, to meet the operating expenses of the partnership, and to fund periodic payments to limited partners that elected monthly, quarterly and annual distributions.

Since the partnership is limited in its capacity to originate loans by economic conditions, market constraints and the terms and conditions of the amended and restated loan agreement, the partnership’s net interest income (interest income less interest expense) declined from $30,500,000 in 2008 to $2,400,000 in 2010.

In response to the above, the general partner instituted a moratorium on new liquidation requests and suspended liquidation payments in March 2009, and – to generate cash needed in financing transactions and in operations – 1) accelerated and intensified efforts to collect amounts owing from borrowers, 2) accelerated foreclosure processes, 3) brought lawsuits against borrowers, including actions to collect under borrower guarantees, 4) aggressively marketed properties identified as likely to sell at a reasonable price and/or with limited upside potential, 5) endeavored to stabilize and rehabilitate underperforming or flawed properties to enhance their value and marketability, and 6) sought external financing on properties that qualified, principally fully rented, stabilized multi-family properties.

Continued progress on reducing the principal balance of the bank loan is deemed essential to returning the partnership to normal (i.e. pre-financial crisis) operations, and will continue to be a priority of the general partner. The balance of the bank loan was $85,000,000 as recently as November 1, 2009, and is at $42,500,000 at March 31, 2011. It is the goal of the general partner to continue to preserve and enhance the value of partners’ capital by making substantial further progress in reducing the amount outstanding – if not to completely pay off the loan – in 2011.

Competition

The mortgage lending business is highly competitive, and the partnership will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the partnership.

During the last several years many competitors, due to declines in real estate values, increases in loan delinquencies, foreclosures and/or liquidity issues have reduced or eliminated their real estate lending activity. Additionally, the declines in real estate values coupled with reduced overall sales and refinancing activity reduced the overall demand for loans. With the substantial real estate valuation declines that have taken place over the last several years far fewer borrowers have the ability to provide adequate security to back their loan requests. Competition from other lenders has declined with fewer active lenders in the market although less qualified loan demand exists. The partnership has not been able to capitalize on the reduction in lenders as it has experienced less available cash to invest in new loans due to reduced loan payoffs, increased acquisition of real estate owned, and requests for liquidation by its limited partners and a restriction on new loans under our bank loan described in Note 8 to the Notes to Consolidated Financial Statements included in this report. In addition the partnership has not been raising funds through new investments.

Secured Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2010, approximately 77% of the partnership’s loans (representing 88% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2010, approximately 33% of the loans outstanding (representing 59% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Principal, beginning of year	$268,445	$363,037
New loans added	1,055	11,301
Purchased loans, net	3,650	—
Borrower repayments	(23,327)	(24,244)
Foreclosures	(47,249)	(75,776)
Other	(440)	(5,873)
Principal, end of year	$202,134	$268,445

- Loan characteristics - Secured loans had the characteristics presented in the following table ($ in thousands).

	2010	2009
Number of secured loans	79	110
Secured loans – principal	$202,134	$268,445
Secured loans – interest rates range (fixed)	2.75%-12.00%	5.00%-11.00%

Average secured loan – principal	$2,559	$2,440
Average principal as percent of total principal	1.27%	0.91%
Average principal as percent of partners’ capital	1.12%	0.78%
Average principal as percent of total assets	0.79%	0.61%

Largest secured loan - principal	$37,923	$37,923
Largest principal as percent of total principal	18.76%	14.13%
Largest principal as percent of partners’ capital	16.67%	12.18%
Largest principal as percent of total assets	11.78%	9.45%

Smallest secured loan - principal	$79	$67
Smallest principal as percent of total principal	0.04%	0.03%
Smallest principal as percent of partners’ capital	0.03%	0.02%
Smallest principal as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	27	28
Largest percentage of principal in one county	28.80%	30.05%

Number of secured loans in foreclosure status	13	9
Secured loans in foreclosure – principal	$55,146	$22,313

Number of secured loans with an interest reserve	—	1
Interest reserves	$—	$244

As of December 31, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,041 (representing 18.76% of outstanding secured loans and 11.78% of partnership assets) has an interest rate of 9.25% and is secured by a condominium/apartment complex located in Sacramento County, California. This loan matured July 1, 2010.  The partnership has been pursuing the borrower on several fronts to obtain satisfaction of the debt, including having the courts place a receiver in charge of the property.  Subsequent to December 31, 2010, the partnership filed a notice of default on the loan.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

- Lien position - Secured loans had the lien positions presented in the following table ($ in thousands).

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	37	$85,535	43%	59	$126,702	47%
Second trust deeds	40	116,091	57	48	141,131	53
Third trust deeds	2	508	—	3	612	—
Total secured loans	79	202,134	100%	110	268,445	100%
Liens due other lenders at loan closing		232,081			291,912

Total debt		$434,215			$560,357

Appraised property value at loan closing		$688,494			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.07%			69.57%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type are presented in the following table ($ in thousands).

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	63	$155,241	77%	82	$185,663	69%
Multi-family	5	8,135	4	7	11,411	4
Commercial	10	38,212	19	20	70,538	26
Land	1	546	—	1	833	1
Total secured loans	79	$202,134	100%	110	$268,445	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types. As of December 31, 2010 and 2009, $135,948,000 and $157,594,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

The partnership may have less flexibility in foreclosing on the collateral for a loan secured by condominiums upon a default by the borrower. Among other things, the partnership must consider the governing documents of the homeowners association and the state and local laws applicable to condominium units, which may require an owner to obtain a public report prior to the sale of the units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

	2010
	Loans	Principal	Percent
2011	19	$39,103	19%
2012	17	52,441	26
2013	17	9,153	5
2014	1	273	—
2015	8	3,677	2
Thereafter	4	2,223	1
Total future maturities	66	106,870	53
Matured at December 31, 2010	13	95,264	47
Total secured loans	79	$202,134	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	2010	2009
Number of loans (2) (3)	13	10
Principal	$95,264	$46,033
Advances	14,424	2,930
Accrued interest	8,040	2,809
Loan balance	$117,728	$51,772
Percent of principal	47%	17%

(2)	The secured loans past maturity include 11 and 8 loans as of December 31, 2010 and 2009, respectively, also included in the secured loans delinquency.

(3)	The secured loans past maturity include 10 and 9 loans as of December 31, 2010 and 2009, respectively, also included in the secured loans in non-accrual status.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	2010	2009
30-89 days past due	$8,083	$12,314
90-179 days past due	2,511	37,860
180 or more days past due	156,866	130,206
Total past due	167,460	180,380
Current	34,674	88,065
Total secured loans	$202,134	$268,445

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

At December 31, 2010, the partnership had 14 workout agreements in effect with an aggregate principal of $20,444,000. Of the 14 borrowers, 11, with an aggregate principal of $19,097,000 had made all required payments under the workout agreements and the loans were included in the above table as current. The three loans 90 or more days past due, were not designated impaired and were accruing interest. Ten of the 14 loans, with an aggregate principal of $19,223,000 were designated impaired and 6 of the 10 impaired loans with an aggregate principal of $10,131,000 were in non-accrual status.

At December 31, 2009, the partnership had 17 workout agreements in effect with an aggregate principal of $36,979,000. Of the 17 borrowers, 14, with an aggregate principal of $32,500,000, had made all required payments under the workout agreements and were included in the above table as current. Two of the 17 loans, with an aggregate principal of $3,869,000 were designated impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the years ended December 31, 2010 and 2009 was $2,374,000 and $6,946,000, respectively.  Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at December 31, 2010 and 2009 was $12,078,000 and $12,179,000, respectively.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2010	2009
Number of loans	28	26
Principal	$167,500	$104,653
Advances	18,153	5,230
Accrued interest	11,971	5,886
Loan balance	$197,624	$115,769
Foregone interest	$12,012	$3,078

At December 31, 2010 and 2009, there were 4 and 8 loans, respectively, with loan balances of $1,327,000 and $70,640,000, respectively, that were contractually past due more than 90 days as to principal or interest and not in non-accrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

- Distribution by California counties - The distribution of secured loans outstanding by California counties is presented in the following table at December 31, 2010 ($ in thousands).

	Unpaid
	Principal
California County	Balance	Percent
San Francisco Bay Area Counties
San Francisco	$58,233	28.80%
Contra Costa	33,131	16.39
Alameda	32,725	16.19
Santa Clara	7,479	3.70
Solano	2,054	1.02
San Mateo	1,543	0.76
Napa	423	0.21
Marin	200	0.10
	135,788	67.17%
Other Northern California Counties
Sacramento	40,482	20.02%
San Joaquin	4,817	2.38
Fresno	4,054	2.01
Amador	2,845	1.41
Placer	1,297	0.64
Sutter	857	0.42
Monterey	680	0.34
Calaveras	208	0.10
All others	327	0.16
	55,567	27.48%
Southern California Counties
Riverside	3,992	1.97%
Los Angeles	2,802	1.39
San Diego	1,588	0.79
Ventura	821	0.41
Orange	692	0.34
Kern	396	0.20
Santa Barbara	273	0.14
San Bernardino	215	0.11
	10,779	5.35%
Total	$202,134	100.00%

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

Regulations Applicable to Mortgage Lenders and Servicers

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

Recent or Pending Legislation and Regulatory Proposals

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

•
Housing and Economic Recovery Act of 2008.  Enacted in July 2008, this legislation, among other things, established new Fannie Mae, Freddie Mac and FHA conforming loan limits and established a new Federal Housing Finance Agency.  It also established the new “HOPE for Homeowners Program” to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products. This act also provided for a comprehensive, nationwide licensing and registry system for mortgage originators. The federal direction to states to adopt national loan originator licensing standards will be implemented in California through the California Department of Real Estate (DRE). Much of what has been adopted at the federal level has already been in effect in California under the DRE’s regulatory authority for a number of years. It is anticipated that new standards relating to continuing education requirements, among other things, will be incorporated into DRE regulations, once implemented.

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

•
Proposed Amendments to the U.S. Bankruptcy Code.  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown. Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers. While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

General Economic Conditions

The majority of the property the partnership owns and property securing the partnership’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area. As a result, the health of the California economy, the California real estate market and the credit markets is of primary concern. All in all the credit markets are tight with the exception of financing for stabilized multi-family properties, and may not loosen up any time soon. Credit markets may have changed forever from what they were just a few years ago.

After emerging from the longest and deepest post-World War II recession, the California economy, and the US economy as a whole, continued to struggle throughout 2010. Some economic indicators improved while others remained at historic lows or continued to decline. In the United States, real GDP rose 2.8 percent in 2010, after having fallen 2.6 percent in 2009. The GDP increase was largely attributed to increases in net exports, consumer spending, nonresidential fixed investment, and inventory investment. Consumer spending (i.e. personal consumption) represented over 70 percent of GDP, and rose almost across the board in the third and fourth quarters of 2010.

Despite the GDP growth, activity in the credit markets continues for the most part to be greatly curtailed and the de-leveraging of consumers, financial institutions and commercial businesses continues. Financial institutions, in response to the difficult economic times and an excess of real estate secured loans on their books, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. Historically, the real estate industry has relied upon a ready supply of capital in the form of loans. These funds generally came from government sponsored agencies such as Fannie Mae, Freddie Mac, FHA, jumbo loan securitizations, as well as commercial lending institutions of many types holding loans for their own accounts.

The new reality is that the credit market has changed and may not recover in the near term. There is discussion that Fannie Mae and Freddie Mac the largest suppliers of credit for residential properties may be wound down. Without willing holders of jumbo loans, a necessity for California residential real estate owners, California high value residential properties would face difficult transaction options; making high value California properties harder to finance and sell.

With the credit market remaining extremely constricted, obtaining mortgage loans is difficult for many potential borrowers. This is evidenced in many areas by the number of all cash real estate transactions taking place. In California, cash buyers purchased 27.8 percent of all homes sold in 2010, up from the previous annual peak of 26.0 percent in 2009. Over the past decade, cash buyers purchased a monthly average of 13.9 percent of the homes sold in California. However, since the credit crisis began in 2008, cash buyers have represented over 20 percent of buyers. Stabilized multi-family properties are one of the current bright spots in the lending arena. These properties because of their relatively predictable cash flows and expenses are garnering much attention from lenders in the market to make loans. The partnership has in recent years foreclosed upon many condominium projects and can leverage these multifamily properties at attractive rates and terms that exist today. The financing that is available to this property type has allowed multi-family properties to recently begin increasing in value as demand from buyers has increased for multi family housing projects.

The national discussion centered on jobs in 2010, as unemployment rose in the United States from 9.3 percent in 2009 to 9.6 percent in 2010, the highest level since 1983. At the same time, unemployment rose in California to its highest level since records began in 1976. In December 2010, the state posted a 12.5 percent unemployment rate, up from 12.2 percent in December 2009. The Bay Area fared better than the state as a whole, with unemployment falling in the Silicon Valley from 11.5 percent in December 2009 to 10.7 percent in 2010 and in the San Francisco-Oakland region from 10.2 percent in December 2009 to 9.9 percent in 2010. Overall, the rapid rise in unemployment caused significant worker concerns regarding job security and lowered confidence in their own financial circumstances. Spending on new homes, upgrades to larger homes and upgrades to existing housing are all highly dependent upon consumer sentiment and financial circumstances. Until unemployment drops considerably or returns to more normal levels, residential real estate values and a more normal real estate market will be hard pressed to emerge and begin a solid recovery.

Consumers remained pessimistic in 2010. The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy. Consumer confidence is normally high when the unemployment rate is low and GDP growth is high. It is also true that consumers are more likely to spend when confidence is high. The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic. At the start of 2008, consumer confidence index was at 87.3. By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3. Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s for much of 2009 and 2010. In 2010 consumer confidence peaked at 62.7, a level not seen since early 2008, but fell to the high 40s and low 50s for the remainder of the year.

The real estate market that occupied center stage throughout the Great Recession, became less of a focal point as the central topic shifted to jobs in 2010. Nevertheless, the struggles in the US and California real estate market remain critical to the nation’s recovery and the health of the partnership. Residential real estate investment fluctuated wildly in 2010, but declined overall by 10.3 percent year over year. Investment in nonresidential (commercial) structures declined steadily throughout the year, ending down 51.2 percent year over year.

According to Cushman & Wakefield, in the Silicon Valley strong leasing activity reduced the current overall office vacancy rate from 22.2 percent at the close of 2009 to of 21.3 percent at the end of 2010. While this is a move in the positive direction of lower vacancy it certainly does not indicate significant absorption. Until job growth resumes, much of the office space constructed since 2008 will remain vacant, rental rates will remain steady and tenant demand for new space will remain weak. The San Francisco office market showed some signs of stabilization in 2010, but job growth remains key for improvement in this market as well. Some migration in the tech sector from Silicon Valley to San Francisco helped drive leasing activity, but overall vacancy still increased from 14.8 percent at the end of 2009 to 15.2 percent at the end of 2010.

Perhaps closer to the consumer’s heart, national median home prices and sales volumes were both down from their 2009 levels. In 2010, median home prices fell 0.6 percent and sales volumes dropped 19.5 percent. The share of sales classified as distressed sales (e.g. bank-owned, short sales, etc) also rose to 28 percent in 2010, up from 27 percent in 2009 and 20 percent in 2008. In addition, CoreLogic released data showing that 11.1 million (23.1 percent) of all residential properties with a mortgage were in negative equity at the end of the fourth quarter of 2010, up from 10.8 million (22.5 percent) the previous quarter. Negative equity means that the borrower owes more than the value of the property. An additional 2.4 million borrowers had less than five percent equity, referred to as near-negative equity, in the fourth quarter. Together, negative equity and near-negative equity mortgages accounted for 27.9 percent of all residential properties with a mortgage nationwide. The borrowers that have mortgages larger than the value of their homes are in a difficult position along with their lenders. If the borrowers have difficulty making their payments and they are forced to sell their property they will not be able to generate sufficient proceeds from a sale to payoff their lenders unless they have sufficient cash assets that they choose to pay to the lender. Alternatively, they can let the lender take the property in satisfaction of their debt. In these cases the homeowner loses their home and the lender loses a portion of their debt if they choose to sell the acquired property in the near term. Additionally, borrowers with negative equity will find most lenders unwilling to provide new or lower cost financing as there will be inadequate equity to provide a cushion should a borrower default upon their mortgage. This leaves borrowers with negative equity locked into their properties and bound to their existing lender for the foreseeable future.

At the state level, California median home prices fell 3.8 percent year over year to $254,000 in 2010 and sales volumes were down 11.7 percent year over year. On a positive note, in the fourth quarter of 2010 foreclosures dropped again in California to the lowest level in more than three years, down 17.5 percent from the fourth quarter 2009 and the lowest level since the second quarter of 2007. However, at the end of 2010, 31.8 percent of properties with a mortgage outstanding were reported as having negative equity, with an additional 4.5 percent having near negative equity. In other words, over a third of mortgages in California were “underwater.” The unsold inventory index is an indicator of house prices; when supply falls below seven months, it usually leads to price appreciation. The unsold inventory index has ranged from 4.6 and 6.6 months, a possible indication of the beginning of stability in the California housing market. There is however a significant inventory of foreclosed homes which have been acquired by lenders that remain off the market. The manner in which lenders feed these into the real estate market, could significantly affect inventories and prices.

In San Francisco and the Silicon Valley, sales prices are up from 2009 but price growth is slowing. Median prices were up 1.3 percent in San Francisco and 1.0 percent in Silicon Valley for 2010. Sales growth in both regions continues to be weak as well, down 11.7 percent year over year in both regions as of year-end 2010. It appears that in the highly desirable San Francisco Bay area that the bottom of this real estate cycle has been reached or will soon be reached. If so, this would be an opportune time to lend in this selected region as competition from other lenders would likely be reduced and prudent lending with high protective equity would provide excellent collateral coverage for loans made at this time. However, calling the bottom of this market remains subject to significant uncertainties.

In the Los Angeles Area, December 2010 sales volumes were up 20.5 percent from November, but down 12.5 percent from December 2009. The December 2010 home sales figure was the lowest for that month since December 2007, and the second-lowest since 1995. The median price was $290,000 in December 2010, up 1.0 percent from November 2010, and up 0.3 percent from in December 2009.

The real estate credit market remains extremely constricted, making mortgage loans difficult to obtain for many potential borrowers. This is evidenced in many areas by the number of all cash real estate transaction taking place. In California, cash buyers purchased 27.8 percent of all homes sold in 2010, up from the previous annual peak of 26.0 percent in 2009. Over the past decade, cash buyers purchased a monthly average of 13.9 percent of the homes sold in California. However, since the credit crisis began in 2008, cash buyers have represented over 20 percent of buyers.

Mortgage rates are also an important factor in the health of the real estate market. The cost of carrying a mortgage factors into the affordability of real estate, with lower rates making real estate more affordable. Throughout 2010 rates on a 30-year fixed mortgage remained relatively low, ranging from a high of 5.10 percent (with 0.7 points) in April to a low of 4.23 percent (with 0.8 points) in October. However, even with low rates, credit remains difficult to obtain for many borrowers. Until credit becomes more available, meaningful improvement in the real estate market will likely be stifled.

Overall, there are signs that economic conditions are improving. Unemployment has remained high but is not generally rising. Home prices fell on average but not nearly by the magnitudes in preceding years. Interest rates are remaining low and consumer sentiment while low is improving. The end of recessions and periods of home price depreciation is often one of the most opportune times to make loans. Borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines are often the highest performing groups of borrowers in the long run. There is less competition from other lenders as they are still sitting on the sidelines. With well collateralized loans, low loan-to-value lenders should avoid the dangers of lending into a bubble market and face limited exposure to further real estate value declines.

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

- Real estate owned, held for sale, net - Transactions and activity, including changes in the net realizable value, if any, are summarized in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Balance, beginning of year	$8,102	$5,113
Acquisitions	15,471	9,113
Dispositions	(4,873)	(2,278)
Improvements/betterments	24	—
Designated from REO held as investment	38,553	—
Designated to REO held as investment	(1,055)	—
Change in net realizable value	(2,016)	(3,846)
Balance, end of year	$54,206	$8,102

Number of properties	10	7

Property type
Single family	$7,099	$7,725
Multi-family	32,777	377
Commercial	14,330	—
Balance, end of year	$54,206	8,102

In October 2010, the partnership acquired through a deed in lieu, a commercial office building of approximately 140,000 square feet, located in Long Beach, California. At acquisition, the partnership’s investment in the property was approximately $11,400,000. A court appointed receiver has been overseeing the management and cosmetic improvements of the property. The property has been listed for sale with a national real estate firm.

In August 2010, the partnership acquired through foreclosure a single family residence located in Calabasas, California. At acquisition the partnership’s investment in the property was approximately $2,500,000. A realtor has been engaged to handle the sale.

In April 2010, SF Dore, LLC, a wholly-owned subsidiary of the partnership, acquired a 42 unit condominium complex located in San Francisco, California. The property is currently being operated as rental apartments, and is considered fully occupied. An independent, professional management firm was engaged to oversee operations. At acquisition, the partnership’s total investment in the property was approximately $12,808,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $5,925,000 and an interest rate of 4.20%. In September 2010, the property was listed for sale with a national real estate firm and accordingly, has been re-designated as real estate held for sale. In early 2011 a contract to sell the property was agreed to, with a purchase price of $12,737,000.

In March 2010, the partnership acquired through foreclosure an approximately 13,500 square foot commercial property located in San Francisco, California.  At acquisition the total investment was approximately $3,400,000 of prior loan balance, accrued interest and advances. The property is currently vacant and typical cosmetic improvements are being made to enhance the property’s appeal to the real estate leasing and sale markets. In December 2010, this property had been re-designated as real estate owned, held for sale.

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

In February 2010, the partnership with two affiliated partnerships, acquired through foreclosure as tenants in common, a 22 unit, condominium complex, in which the partnership holds a 70.00% ownership interest. The property is subject to a senior loan with an interest rate of 7.21%. The transaction resulted in an increase to real estate owned held for sale of $7,188,000, reductions to secured loans of $2,100,000, accrued interest of $202,000 and advances of $374,000. The partnership's share of the unpaid principal balance of the senior loan was $4,512,000. Following its acquisition, the property has been operated as a rental property. An independent, professional management firm has been engaged to oversee property operations. As of December 31, 2010, all of the units have been leased to tenants. The property had an impairment loss of approximately $732,000 subsequent to acquisition due to fair value adjustments made to reflect the contracted sales price agreed to in early 2011.  In February, 2011, the sale of the entire complex was completed with a total sales price of $9,725,000.

In January 2010, the partnership acquired through foreclosure a mixed use commercial property located in Sausalito, California. At acquisition the total investment was approximately $863,000 of prior loan balance and accrued interest. The property has been vacated and typical cosmetic improvements are being made to enhance the property’s appeal to the real estate leasing and sale markets. In December 2010, this property had been re-designated as real estate owned, held for sale.

In December 2009, the partnership acquired by foreclosure a single-family residence located in Perris, California. At acquisition the partnership’s investment in the loan totaled $65,000.  In 2010, the property was sold for a loss of approximately $14,000.

In October 2009, the partnership acquired by foreclosure an eight-unit apartment complex located in Stockton, California. At acquisition the partnership’s investment in the loan totaled $377,000.

In July 2009, the partnership acquired by foreclosure two loft (condominium) units located in San Francisco, California subject to a first deed of trust securing a loan of $838,000. At acquisition the partnership’s investment in the loan totaled $1,986,000. In 2010, both units were sold and the partnership incurred a total loss on sale of approximately $200,000.

In February 2009, the partnership acquired by foreclosure a single-family residence located in Woodland, California subject to a first deed of trust securing a loan of $245,000. At acquisition, the partnership’s investment in the loan had been fully reserved.  In 2010, the partnership determined they had no value remaining and released the property to the lien holder.

In April 2008, the partnership acquired by deed in lieu of foreclosure a single family residence located in La Quinta, California. The total investment in the loan was $1,269,000 at foreclosure. Subsequent to acquisition the partnership capitalized $63,000 in improvements and furnishings.

The partnership owns a multi-unit property in San Francisco, California acquired by foreclosure in 2005. At acquisition the partnership’s investment in the loan, together with three other affiliate partnerships, totaled $10,595,000. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. The assets and liabilities of Larkin are consolidated into the accompanying consolidated financial statements of the partnership. The property is not leased or occupied and does not generate any revenues. Larkin has performed a substantial renovation and remodeling of the property and intends to undertake additional renovation to several un-remodeled units. The partnership plans to sell the remodeled units as tenant in common interests. As of December 31, 2010, approximately $7,698,000 in costs related to the development of this property had been capitalized, net of recovery in 2006 from the guarantors of the original loan, related to this property. As of December 31, 2010 the partnership’s investment, together with the other affiliated partnerships, totaled approximately $17.8 million. This property was re-designated to real estate owned, held for sale, as the remodeled units are now listed for sale.

The partnership owned since 2002 a single-family residence that was transferred via a statutory warranty deed to Russian Hill Property Company, LLC (“Russian”). Russian was formed by the partnership to complete the development and sale of the property. The sale was completed in 2010, and the partnership incurred a loss of approximately $341,000. The sale and other expenses of Russian are consolidated into the accompanying consolidated financial statements of the partnership.

Rental operations from the associated real estate owned, held for sale are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

- Real estate held as investment – Transactions and activity, including changes in the valuation allowances, if any, are summarized in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Balance, beginning of year	$102,833	$20,580
Acquisitions	48,614	80,510
Dispositions	—	—
Improvements/betterments	2,835	2,250
Designated from REO held for sale, net	1,055	—
Designated to REO held for sale, net	(38,553)	—
Depreciation	(1,373)	(507)
Change in net realizable value	—	—
Balance, end of year	$115,411	$102,833

Number of properties	13	8

Property type
Single family	$9,399	$4,140
Multi-unit	86,813	93,662
Commercial	14,170	—
Land	5,029	5,031
Balance, end of year	$115,411	$102,833

Accumulated depreciation
Balance, beginning of year	$507	$—
Depreciation	1,373	507
Designated to REO held for sale, net	(73)	—
Balance, end of year	$1,807	$507

At December 31, 2010, there were 3 properties with a carrying value of $7,537,000 in construction and/or rehabilitation and at December 31, 2009, there were 2 properties with a carrying value of $17,716,000 in construction and/or rehabilitation.

In December 2010, the partnership acquired by foreclosure, 6 condominium units in an 18 unit complex, located in Richmond, California. The partnership placed its interest in the title to the property in a single asset entity named Richmond Eddy Property Company, LLC. At acquisition the partnership’s investment was approximately $960,000. An independent, professional management firm has been engaged to oversee rental operations of the units.

In October 2010, the partnership acquired by foreclosure, a mixed-use property consisting of a single-family residence, winery and vineyard, located in Calistoga, California. The partnership placed its interest in the title to the property in a single asset entity named Diamond Heights Winery, LLC. At acquisition the partnership’s investment was approximately $3,800,000. An independent, professional management firm has been engaged to oversee the permitting process and improvement at the property. Once all necessary permits have been obtained, the property will be listed for sale.

In October 2010, the partnership acquired by foreclosure, a 48 unit condominium complex located in Concord, California. The partnership placed its interest in the title to the property in a single asset entity named Diablo Villa Property Company, LLC. At acquisition the partnership’s investment was approximately, $8,800,000. An independent, professional management firm has been engaged to oversee the rental operations at the property.

In September 2010, the partnership acquired a commercial office building located in Oakland, California. At acquisition the partnership’s investment in the property was approximately $3,900,000.

In April 2010, the partnership acquired through foreclosure, a commercial property located in San Francisco, California. The property's sole tenant is the City of San Francisco, which occupies all leasable space on the property. Approximately 13 months remain on the lease. The tenant may, at its option, extend the lease for three additional five-year periods. At acquisition the partnership's total investment was approximately $10,342,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $7,800,000 and an interest rate of 6.53%.

In December 2009, the partnership and two affiliated partnerships jointly acquired by foreclosure an undeveloped parcel of land located in Ceres, California. The partnership’s investment totals $602,000.

In September 2009, the partnership acquired by foreclosure 72 units in a 96-unit condominium complex located in Glendale, California. At acquisition the partnership’s recorded net investment in the loan totaled $22,150,000. The partnership placed its interest in the title to the property in a single asset entity named Altura Avenue LLC (“Altura”) and commenced rental operations of the unsold 72 units (of the original 96 units) as 24 of the units were sold prior to the partnership’s foreclosure. An independent, professional management firm has been engaged to oversee operations at the property.

In July 2009, the partnership acquired by foreclosure a lot located in San Rafael, California. At acquisition the partnership’s investment in the loan totaled $1,210,000.

In July 2009, the partnership acquired by foreclosure two loft (condominium) units located in San Francisco, California with each unit subject to a first deed of trust securing loans totaling $771,000. At acquisition the partnership’s investment in the loan totaled $1,046,000. The units are being rented, and property has been re-designated to real estate owned, held as investment.

In June 2009, the partnership acquired by foreclosure a 126-unit condominium complex located in Glendale, California. At acquisition the partnership’s recorded net investment in the loan totaled $56,549,000. The partnership placed its interest in the title to the property in a single asset entity named Grand Villa LLC (“Grand Villa”) and commenced rental operations. An independent, professional management firm has been engaged to oversee operations at the property.

In February 2007, the partnership acquired by foreclosure a single-family residence located in Napa, California subject to a first deed of trust securing a loan of $500,000 and $344,000 of accrued interest and late fees. At acquisition the partnership’s investment in the loan totaled $2,640,000. In September, 2007 the senior lien holder was paid in full. A single asset entity named Borrette Property Company; LLC (“Borrette”) holds title to the property. The partnership beneficially owns 100% of the membership interests in Borrette. The partnership commenced rental operations of the property in 2009, managed by a local real estate firm.

The partnership owns a single family residence in San Francisco acquired by a foreclosure sale in 2004. At the time the partnership took ownership of the property, the partnership’s investment in the loan totaled $1,937,000. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership decided to pursue development of the property by processing plans for the creation of two condominium units on the property. The plans incorporate a portion of the existing improvements located on the property. At December 31, 2010 and 2009, the partnership’s total investment in this property was $2,682,000 and $2,254,000, respectively.

The partnership owns land in Ceres, California acquired in 2004 by accepting a deed in lieu of foreclosure. At acquisition the partnership’s investment in the loan totaled $4,377,000. Of the three parcels acquired, one was sold and two remain.

Rental operations from the associated real estate owned, held as investment are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The partnership’s sixth offering of 100,000,000 units at $1 each (minimum purchase of 2,000 units) was completed on November 19, 2008 ($200,000,000 in units were previously offered and sold through separate offerings) through broker-dealer member firms of the Financial Industry Regulatory Agency (FINRA) on a “best efforts” basis. Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or compounding the earnings.  Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2010, 7,959 limited partners had an aggregate capital balance of $228,193,000, net of formation loans and syndication costs.

A description of the units, transfer restrictions and withdrawal provisions is more fully described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement”, on pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference.

Annualized yields when income/(loss) is compounded or distributed monthly for the years 2008 through 2010 are outlined in the table below.

	Compounded	Distributed
2008	5.30%	5.18%
2009	(6.69)%	(6.48)%
2010	(24.69)%	(24.13)%

In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and will not be accepting new liquidation requests until further notice, and in March 2009 earnings distributions were also reduced, and further reduced through December 31, 2010.

During the years 2008, 2009 and 2010, net income/(loss) per $1,000 invested by limited partners on compounding accounts was $53, $(67) and $(247), respectively; such net income/(loss) was credited/(debited) to such limited partners’ capital accounts. During the years 2008, 2009 and 2010, net income/(loss) per $1,000 invested by limited partners on monthly distributing accounts was $52, $(65) and $(241), respectively; the 2008 net income was paid out as distributions to such limited partners.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

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

The uncertainty in the process is exacerbated by conservatism and caution exercised by appraisers. Criticized – as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to overcompensate by searching out or over-weighting lower sales comparables, thereby depressing values. It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

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

Real estate owned, held for sale, net

Real estate owned, held for sale, net includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  Real estate owned, held for sale, net is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at  acquisition – as an offset to operating expenses.   Gains or losses on sale of the property  are recorded in

other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate owned, held as investment

Real estate owned, held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate owned, held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

On April 5, 2011, the FASB issued ASU 2011-12, “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-12 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011.  This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

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

The following commissions and fees are paid to the general partners by borrowers.

Mortgage Brokerage Commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. In 2010, 2009 and 2008, loan brokerage commissions paid by the borrowers were $25,000, $129,000 and $1,182,000, respectively.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

The following commissions and fees are paid to the general partners by the partnership.

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

Mortgage servicing fees paid to RMC are presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009	2008
Maximum chargeable	$2,321	$4,534	$5,128
Waived	(816)	(1,812)	(2,459)
Charged	$1,505	$2,722	$2,669

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

Asset management fees paid to the general partners are presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009	2008
Maximum chargeable	$1,196	$1,305	$1,282
Waived	—	—	—
Charged	$1,196	$1,305	$1,282

Costs from Redwood Mortgage Corp.

The partnership agreement provides for RMC, a general partner, to be reimbursed by the partnership for operating expenses RMC may incur on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2010, 2009 and 2008, operating expenses totaling $446,000, $450,000 and $364,000, respectively, were reimbursed to RMC.

Contributed Capital

The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners. As of December 31, 2010 and 2009, a general partner, Gymno Corporation, had contributed $300,000 as capital in accordance with Section 4.02(a) of the partnership agreement.

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

Formation loan transactions are summarized in the following table through December 31, 2010 ($ in thousands).

	Offering
	1st	2nd	3rd	4th	5th	6th	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation loans made	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Repayments to date	(991)	(2,099)	(1,685)	(2,583)	(2,888)	(2,306)	(12,552)
Early withdrawal penalties
applied	(84)	(173)	(137)	(100)	(142)	(7)	(643)
Balance,
December 31, 2010	$—	$—	$396	$1,094	$2,631	$5,251	$9,372

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

As amounts are collected from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. An estimated amount of imputed interest is recorded for offerings still outstanding. During 2010, 2009 and 2008, $554,000, $680,000 and $624,000, respectively, were recorded related to amortization of the discount on imputed interest.

Results of Operations

The partnership’s results of operations are discussed below for the years ended December 31, 2010 and 2009 ($ in thousands).

	Changes for the years ended December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$(15,448)	(69)%	$(10,646)	(32)%
Imputed interest on formation loan	(126)	(19)	56	9
Other interest income	(71)	(61)	25	27
Total interest income	(15,645)	(67)	(10,565)	(31)

Interest expense
Bank loan, secured	334	11	341	13
Mortgages	1,175	2,304	51	—
Amortization of discount on imputed interest	(126)	(19)	56	9
Other interest expense	83	—	—	—
Total interest expense	1,466	39	448	13

Net interest income	(17,111)	(88)	(11,013)	(36)

Late fees	5	13	(126)	(77)
Gain on sale of loan	—	—	(119)	(100)
Other	(12)	(18)	(47)	(42)
Total revenues, net	(17,118)	(87)	(11,305)	(37)

Provision for loan losses	45,352	137	25,546	333

Operating expenses
Mortgage servicing fees	(1,217)	(45)	53	2
Asset management fees	(109)	(8)	23	2
Costs through Redwood Mortgage Corp.	(4)	(1)	86	24
Professional services	1,090	222	269	121
Rental operations, net	(1,668)	(502)	332	—
Real estate owned holding costs	289	95	41	16
Loss on disposal of real estate	575	—	—	—
Impairment loss on real estate	467	64	729	—
Other	(58)	(37)	63	66
Total operating expenses, net	(635)	(10)	1,596	33

Net income (loss)	$(61,835)	308%	$(38,447)	(210)%

Please refer to the above table throughout the discussions of Results of Operations.

Revenue – Interest income - Interest on loans

The interest on loans decreased for 2010 and 2009 due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in non-accrual loans resulting in approximately $14,300,000 and $7,200,000 of foregone (interest not recorded for financial reporting purposes on loans designated as in non-accrual status) interest in 2010 and 2009, respectively, compared to none for 2008. The table below recaps the yearly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
Year	Balance	Rate	Rate
2008	$345,864	9.42%	9.58%
2009	$327,594	9.06%	6.87%
2010	$245,026	8.72%	2.88%

Revenue - Interest expense – Bank loan, secured

The increased interest expense for 2010 is primarily due to an increase in the interest rate required by the new agreement, from an average of 3.29% in 2009, to 4.91% for 2010, offset by a reduction in the average daily loan outstanding from $84,531,000 for 2009, to $62,135,000 for 2010.  The increased interest expense for 2009 is due primarily to the increased average daily borrowing for 2009 of $84,532,000 compared to $57,018,000 for 2008. Due to the partnership recognizing a net loss for the quarter ended September 30, 2009 and the year ended December 31, 2009, the partnership was in technical non-compliance with a financial-performance covenant on its line of credit. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement which included increasing the interest rate charged on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charged a forbearance fee of $148,000. The effective interest rate for 2009 was 3.29% compared to 4.58% for 2008.

Revenue - Interest expense – Mortgages

The increased interest expense on mortgages is due to the partnership either obtaining a mortgage on a piece of owned property or making the payments on existing mortgages encumbering foreclosed upon property.

Revenue – Gain on Sale of Loan

In 2008 the partnership was presented with an unsolicited offer to purchase a loan more than 90 days delinquent. At the time of sale, the loan balance totaled $5,166,000.

Provision for Losses on Loans

The increases in provision for loan losses in 2010 and 2009 is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed throughout the year. The changes for both the years was due to loans that were or became collateral dependent, went to non-accrual status, and/or were being considered for foreclosure due to borrower nonperformance.

Operating Expenses

The decrease in mortgage servicing fees for 2010 compared to 2009 was due to the reductions in the loan portfolios during 2010, and the increase in impaired loans which are not charged such fee by RMC.

The increase in professional services for 2010 and 2009 was primarily due to increases in costs for legal and accounting services, audits and tax return processing. As laws, regulations, and tax and accounting pronouncements related to disclosure requirements for financial services enterprises generally and lenders specifically, have increased in number and complexity, the role of outside auditors, consultants, and legal advisers has increased. For 2010, 2009, and 2008, the cost of audit and tax services was $683,000, $286,000, and $202,000, respectively. For 2010, 2009, and 2008, the cost of legal and other consultants was $823,000, $206,000, and $21,000, respectively.

Rental Operations, net

The rental operations for 2010 is attributable to the partnership’s acquisition, since late September 2009, of fourteen properties which the general partners determined, at the time of acquisition, would best serve the partnership at such time to be rented rather than sold (three of those properties were listed for sale in late 2010 as these properties had been improved and became marketable at prices deemed acceptable). The properties range from a single condominium unit up to a 126 unit condominium complex, along with a detached single-family residence and commercial property. Independent, professional management firms were engaged to oversee operations at each of the larger or complex properties.

The increase in rental operations for 2009 is due to the partnership’s decision to lease some of the properties acquired through foreclosure, rather than sell all acquired real estate. The table below summarizes the rental operations, net for the years ended December 31, ($ in thousands).

	2010	2009	2008
Rental income	$6,431	$1,234	$—
Operating expenses, rentals
Property taxes	1,020	352	—
Management, administration and insurance	1,132	374	—
Utilities, maintenance and other	1,538	255	—
Advertising and promotions	32	78	—
Total operating expenses, rentals	3,722	1,059	—
Depreciation	1,373	507	—
Rental operations, net	$1,336	$(332)	$—

Interest expense on the mortgages securing the rental properties was $1,226,000 and $51,000 for 2010 and 2009, respectively.

The loss on disposal of real estate is primarily related to declines in property value during 2010, and higher than anticipated selling costs.

The impairment loss on real estate for 2010 and 2009 is the result of declining property values related to the held for sale assets. Management has adjusted the listing prices accordingly.

Impaired Loans/Allowance for Loan Losses

The allowance for loan losses is principally the total specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

- Impaired Loans – Impaired loans had the balances shown and the associated allowance for loan losses as presented in the following table ($ in thousands).

	2010	2009
Principal	$180,242	$146,956
Recorded investment (1)	$211,236	$174,175
Impaired loans without allowance	$39,354	$80,567
Impaired loans with allowance	$171,882	$93,608
Allowance for loan losses, impaired loans	$87,364	$20,884

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009	2008
Average recorded investment	$192,706	$115,225	$49,976
Interest income recognized	$1,379	$9,367	$3,699
Interest income received in cash	$1,521	$641	$509

During 2010 and 2009, the partnership modified ten and twenty-two loans, respectively, by either extending the maturity date, lowering the interest rate or reducing the monthly payment. During 2010 and 2009, four and two of these modifications required accounting treatment as troubled debt restructurings, resulting in losses of $296,000 and $604,000, respectively.

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

Activity in the allowance for loan losses is presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Balance, beginning of year	$23,086	$11,420

Provision for loan losses	78,566	33,214

Charge-offs, net
Charge-offs	(12,452)	(21,548)
Recoveries	—	—
Charge-offs, net	(12,452)	(21,548)

Balance, end of year	$89,200	$23,086

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	5.08%	6.58%

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, and sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners. Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.

Currently the credit and financial markets are facing a significant and prolonged disruption. As a result, loans are not readily available to borrowers or purchasers of real estate. These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures. Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years. The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans at maturity, resulting in substantially increased levels of default and foreclosure. In addition, the payment terms of the amended and restated loan agreement with the partnership’s lending banks (discussed in the paragraphs following) necessitate the foreclosed assets be sold when prices and conditions permit.

The partnership’s bank loan/line of credit matured on June 30, 2010, which maturity date was subsequently extended to October 18, 2010. The line of credit and related loan agreement had required the partnership to comply with certain financial covenants. As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising its rights and remedies arising out of the partnership’s default in failing to comply with the profitability financial covenant until January 20, 2010 (which, forbearance period was subsequently extended to October 18, 2010). The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

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

The secured bank loan balance at December 31, 2010 and 2009 was $50,000,000 and $80,000,000, respectively.

The required minimum principal payments are $31,500,000 for 2011 and $18,500,000 for 2012.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 50% for 2010, 45% for 2009 and 41% for 2008.  In 2010 and 2009, $3,751,000 and $4,898,000, respectively, was distributed to limited partners based on estimated net income; as the full year results of operations was a net loss, these amounts distributed were a return of capital.

The partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement). Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for most limited partners has yet to expire, as of December 31, 2010, many limited partners may not as yet avail themselves of this provision for liquidation. Limited partners made the following capital liquidations including early withdrawals during the past three years ended December 31 ($ in thousands).

	2010	2009	2008
Capital liquidations – without penalty	$—	$12	$4,717
Capital liquidations – subject to penalty	33	185	2,437

Total	$33	$197	$7,154

The total liquidations represent 0.01%, 0.06%, and 2.14% of the limited partners’ ending capital for the years ended December 31, 2010, 2009 and 2008, respectively. Withdrawal requests continued to rise throughout 2008 and 2009. In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and announced that it will not be accepting new liquidation requests until further notice. Liquidation requests of approximately $2,700,000 remained unfulfilled at March 31, 2009 and liquidations for future periods are suspended until future notice.  Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner. In addition, since March 16, 2009, the partnership significantly reduced the amount of the cash distributions made to the limited partners, who had made the election to receive distributions of their pro-rata share of the net income. During the years ended December 31, 2010 and 2009, the partnership, after allocation of syndication costs, made distributions to limited partners of $7,540,000 and $10,896,000, respectively.

The partnership is unable to predict when liquidations will resume as it will depend on the payment and other terms and conditions of the amended and restated loan agreement with the partnership’s lending banks, the ability to collect monies due from borrowers and to dispose of real estate owned, or to receive net rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market. However, it is anticipated that liquidations will not resume in 2011. In the event the amended and restated loan agreement remains in effect, the current economic downturn continues, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to fund its business operations, protect its security interests in properties, maintain its real estate owned, and make the required payments and maintain the required minimum cash balances per the terms and conditions of the amended and restated loan agreement.  It is anticipated liquidation payments will resume only when the partnership’s cash flows improve to levels that enable the partnership to resume lending and business operations unconstrained by the amended and restated loan agreement and the economy and the real estate and capital markets stabilizes and return to normal levels of activity.

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

Current Economic Conditions

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2010 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Bank loan, secured	$50,000	$31,500	$18,500	$—
Mortgages	36,270	921	4,299	31,050
Construction contracts	200	200	—	—
HOA Special assessment	493	493	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$86,963	$33,114	$22,799	$31,050

Portfolio Review

Secured Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term.  As of December 31, 2010, approximately 77% of the partnership’s loans (representing approximately 88% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2010, approximately 33% of the loans outstanding (representing 59% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 70% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the total debt owing on the property, including the partnership’s loan, is the protective equity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Principal, beginning of year	$268,445	$363,037
New loans added	1,055	11,301
Purchased loans, net	3,650	—
Borrower repayments	(23,327)	(24,244)
Foreclosures	(47,249)	(75,776)
Other	(440)	(5,873)
Principal, end of year	$202,134	$268,445

- Loan characteristics - Secured loans had the characteristics presented in the following table ($ in thousands).

	2010	2009

Number of secured loans	79	110
Secured loans – principal	$202,134	$268,445
Secured loans – interest rates range (fixed)	2.75%-12.00%	5.00%-11.00%

Average secured loan – principal	$2,559	$2,440
Average principal as percent of total principal	1.27%	0.91%
Average principal as percent of partners’ capital	1.12%	0.78%
Average principal as percent of total assets	0.79%	0.61%

Largest secured loan – principal	$37,923	$37,923
Largest principal as percent of total principal	18.76%	14.13%
Largest principal as percent of partners’ capital	16.67%	12.18%
Largest principal as percent of total assets	11.78%	9.45%

Smallest secured loan – principal	$79	$67
Smallest principal as percent of total principal	0.04%	0.03%
Smallest principal as percent of partners’ capital	0.03%	0.02%
Smallest principal as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	27	28
Largest percentage of principal in one county	28.80%	30.05%

Number of secured loans in foreclosure status	13	9
Secured loans in foreclosure – principal	$55,146	$22,313

Number of secured loans with an interest reserve	—	1
Interest reserves	$—	$244

As of December 31, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,041 (representing 18.76% of outstanding secured loans and 11.78% of partnership assets) has an interest rate of 9.25% and is secured by a condominium/apartment complex located in Sacramento County, California. This loan matured July 1, 2010. The partnership has been pursuing the borrower on several fronts to obtain satisfaction of the debt, including having the courts place a receiver in charge of the property.  Subsequent to December 31, 2010, the partnership filed a notice of default on the loan.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	37	$85,535	43%	59	$126,702	47%
Second trust deeds	40	116,091	57	48	141,131	53
Third trust deeds	2	508	—	3	612	0
Total secured loans	79	202,134	100%	110	268,445	100%
Liens due other lenders at loan closing		232,081			291,912

Total debt		$434,215			$560,357

Appraised property value at loan closing		$688,494			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.07%			69.57%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type are presented in the following table ($ in thousands).

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	63	$155,241	77%	82	$185,663	69%
Multi-family	5	8,135	4	7	11,411	4
Commercial	10	38,212	19	20	70,538	26
Land	1	546	—	1	833	1
Total secured loans	79	$202,134	100%	110	$268,445	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types. As of December 31, 2010 and 2009, $135,948,000 and $157,594,000, respectively, of the partnership’s loans were secured by condominium properties

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

The partnership may have less flexibility in foreclosing on the collateral for a loan secured by condominiums upon a default by the borrower. Among other things, the partnership must consider the governing documents of the homeowners association and the state and local laws applicable to condominium units, which may require an owner to obtain a public report prior to the sale of the units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

	2010
	Loans	Principal	Percent
2011	19	$39,103	19%
2012	17	52,441	26
2013	17	9,153	5
2014	1	273	—
2015	8	3,677	2
Thereafter	4	2,223	1
Total future maturities	66	106,870	53
Matured at December 31, 2010	13	95,264	47
Total secured loans	79	$202,134	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	2010	2009
Number of loans (2) (3)	13	10
Principal	$95,264	$46,033
Advances	14,424	2,930
Accrued interest	8,040	2,809
Loan balance	$117,728	$51,772
Percent of principal	47%	17%

(2)	The secured loans past maturity include 11 and 8 loans as of December 31, 2010 and 2009, respectively, also included in the secured loans delinquency.

(3)	The secured loans past maturity include 10 and 9 loans as of December 31, 2010 and 2009, respectively, also included in the secured loans in non-accrual status.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	2010	2009
30-89 days past due	$8,083	$12,314
90-179 days past due	2,511	37,860
180 or more days past due	156,866	130,206
Total past due	167,460	180,380
Current	34,674	88,065
Total secured loans	$202,134	$268,445

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

At December 31, 2010, the partnership had 14 workout agreements in effect with an aggregate principal of $20,444,000. Of the 14 borrowers, 11, with an aggregate principal of $19,097,000 had made all required payments under the workout agreements and the loans were included in the above table as current. The three loans 90 or more days past due, were not designated impaired and were accruing interest. Ten of the 14 loans, with an aggregate principal of $19,223,000 were designated impaired and 6 of the 10 impaired loans with an aggregate principal of $10,131,000 were in non-accrual status.

At December 31, 2009, the partnership had 17 workout agreements in effect with an aggregate principal of $36,979,000. Of the 17 borrowers, 14, with an aggregate principal of $32,500,000, had made all required payments under the workout agreements and were included in the above table as current. Two of the 17 loans, with an aggregate principal of $3,869,000 were designated impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the years ended December 31, 2010 and 2009 was $2,374,000 and $6,946,000, respectively.  Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at December 31, 2010 and 2009 was $12,078,000 and $12,179,000, respectively.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2010	2009
Number of loans	28	26
Principal	$167,500	$104,653
Advances	18,153	5,230
Accrued interest	11,971	5,886
Loan balance	$197,624	$115,769
Foregone interest	$12,012	$3,078

At December 31, 2010 and 2009, there were 4 and 8 loans, respectively, with loan balances of $1,327,000 and $70,640,000, respectively, that were contractually past due more than 90 days as to principal or interest and not in non-accrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

- Distribution by California counties - The distribution of secured loans outstanding by California counties is presented in the following table at December 31, 2010 ($ in thousands).

	Unpaid
	Principal
California County	Balance	Percent
San Francisco Bay Area Counties
San Francisco	$58,233	28.80%
Contra Costa	33,131	16.39
Alameda	32,725	16.19
Santa Clara	7,479	3.70
Solano	2,054	1.02
San Mateo	1,543	0.76
Napa	423	0.21
Marin	200	0.10
	135,788	67.17%

Other Northern California Counties
Sacramento	40,482	20.02%
San Joaquin	4,817	2.38
Fresno	4,054	2.01
Amador	2,845	1.41
Placer	1,297	0.64
Sutter	857	0.42
Monterey	680	0.34
Calaveras	208	0.10
All others	327	0.16
	55,567	27.48%

Southern California Counties
Riverside	3,992	1.97%
Los Angeles	2,802	1.39
San Diego	1,588	0.79
Ventura	821	0.41
Orange	692	0.34
Kern	396	0.20
Santa Barbara	273	0.14
San Bernardino	215	0.11
	10,779	5.35%
Total	$202,134	100.00%

The partnership also makes loans requiring periodic disbursements of funds. These can include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2010, there was one such loan; however, the borrower is in default negating any funding obligation.

A summary of the status of the partnership’s loans, which are periodically disbursed as of December 31, 2010, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$17,000
Undisbursed funds	$—	$—

“Construction Loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  For each such Construction Loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of December 31, 2010, the partnership had no commitments for Construction Loans. Upon project completion construction loans are reclassified as permanent loans.  Funding of Construction loans is limited to 10% of the loan portfolio.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums. The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”. As of December 31, 2010 the partnership had $17,000,000 in Rehabilitation Loans, however, the borrower is in default negating any funding obligation. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets - December 31, 2010 and December 31, 2009
•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA  LLP
San Francisco, California
April 14, 2011

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands)

ASSETS

	2010	2009
Cash and cash equivalents	$7,054	$11,161

Loans
Secured by deeds of trust, net of discount of $2,881 for 2010
Principal balances	202,134	268,445
Advances	18,190	18,421
Accrued interest	13,119	15,405
Unsecured	85	—
Allowance for loan losses	(89,200)	(23,086)
Net loans	144,328	279,185

Real estate held for sale, net	54,206	8,102

Real estate held as investment	115,411	102,833

Receivable from affiliate	18	5

Loan origination fees, net	971	112

Total assets	$321,988	$401,398

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$50,000	$80,000
Mortgages payable	36,270	1,680
Accounts payable	2,609	1,756
Deferred revenue	109	—
Payable to affiliate	973	2,439
Total liabilities	89,961	85,875

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $1,016 and $1,365 for 2010 and 2009,
respectively; and net of formation loan receivable of $9,372 and
$11,261 for 2010 and 2009, respectively	228,193	311,214

General partners’ capital, net of unallocated syndication costs of $10 and
and $14 for 2010 and 2009, respectively	(734)	81
Total partners’ capital	227,459	311,295

Non-controlling interest	4,568	4,228
Total capital	232,027	315,523

Total liabilities and capital	$321,988	$401,398

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except for per limited partner amounts)

	2010	2009	2008
Revenues, net
Interest income
Loans	$7,047	$22,495	$33,141
Imputed interest on formation loan	554	680	624
Other interest income	46	117	92
Total interest income	7,647	23,292	33,857

Interest expense
Bank loan, secured	3,399	3,065	2,724
Mortgages	1,226	51	—
Amortization of discount on imputed interest	554	680	624
Other interest expense	83	—	—
Total interest expense	5,262	3,796	3,348

Net interest income	2,385	19,496	30,509

Late fees	43	38	164
Gain on sale of loan	—	—	119
Other	54	66	113
Total revenues, net	2,482	19,600	30,905

Provision for loan losses	78,566	33,214	7,668

Operating Expenses
Mortgage servicing fees	1,505	2,722	2,669
Asset management fees	1,196	1,305	1,282
Costs from Redwood Mortgage Corp.	446	450	364
Professional services	1,582	492	223
Rental operations, net	(1,336)	332	—
Real estate owned holding costs	594	305	264
Loss on disposal of real estate	575	—	—
Impairment loss on real estate	1,196	729	—
Other	100	158	95
Total operating expenses	5,858	6,493	4,897

Net income (loss)	$(81,942)	$(20,107)	$18,340

Net income (loss)
General partners ( 1%)	$(819)	$(202)	$183
Limited partners (99%)	(81,123)	(19,905)	18,157
	$(81,942)	$(20,107)	$18,340

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$(247)	$(67)	$53
Where partner receives income in monthly distributions	$(241)	$(65)	$52

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

		Limited Partners
	Investors	Capital			Total
	In	Account	Unallocated	Formation	Limited
	Applicant	Limited	Syndication	Loan,	Partners’
	Status	Partners	Costs	Gross	Capital

Balances at December 31, 2007	$492	$326,353	$(1,791)	$(13,497)	$311,065
Contributions on application	20,988	—	—	—	—
Formation loan increases	—	—	—	(1,558)	(1,558)
Formation loan payments received	—	—	—	1,672	1,672
Interest credited to partners in applicant status	11	—	—	—	—
Transfers to partners’ capital	(21,491)	20,893	—	—	20,893
Net income	—	18,157	—	—	18,157
Syndication costs incurred	—	—	(322)	—	(322)
Allocation of syndication costs	—	(357)	357	—	—
Partners’ withdrawals	—	(15,642)	—	—	(15,642)
Early withdrawal penalties	—	(216)	40	176	—

Balances at December 31, 2008	—	349,188	(1,716)	(13,207)	334,265
Formation loan payments received	—	—	—	1,931	1,931
Net income (loss)	—	(19,905)	—	—	(19,905)
Allocation of syndication costs	—	(348)	348	—	—
Partners’ withdrawals	—	(5,077)	—	—	(5,077)
Early withdrawal penalties	—	(18)	3	15	—

Balances at December 31, 2009	—	323,840	(1,365)	(11,261)	311,214
Formation loan payments received	—	—	—	1,886	1,886
Net income (loss)	—	(81,123)	—	—	(81,123)
Allocation of syndication costs	—	(348)	348	—	—
Partners’ withdrawals	—	(3,784)	—	—	(3,784)
Early withdrawal penalties	—	(4)	1	3	—

Balances at December 31, 2010	$—	$238,581	$(1,016)	$(9,372)	$228,193

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	General Partners
	Capital		Total
	Account	Unallocated	General	Total
	General	Syndication	Partners’	Partners’
	Partners	Costs	Capital	Capital
Balances at December 31, 2007	$280	$(18)	$262	$311,327
Formation loan increases	—	—	—	(1,558)
Formation loan payments received	—	—	—	1,672
Capital contributed	20	—	20	20,913
Net income	183	—	183	18,340
Syndication costs incurred	—	(3)	(3)	(325)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	(214)	—	(214)	(15,856)

Balances at December 31, 2008	265	(17)	248	334,513
Formation loan payments received	—	—	—	1,931
Capital contributed	35	—	35	35
Net income (loss)	(202)	—	(202)	(20,107)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	—	—	—	(5,077)

Balances at December 31, 2009	95	(14)	81	311,295
Formation loan payments received	—	—	—	1,886
Net income (loss)	(819)	—	(819)	(81,942)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	4	—	4	(3,780)

Balances at December 31, 2010	$(724)	$(10)	$(734)	$227,459

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(81,942)	$(20,107)	$18,340
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of origination fees	355	284	112
Imputed interest on formation loan	(554)	(680)	(624)
Amortization of discount on formation loan	554	680	624
Provision for loan losses	78,566	33,214	7,668
Depreciation from rental operations	1,373	507	—
Gain on sale of loan	—	—	(119)
Loss on disposal of real estate	575	—	—
Impairment loss on real estate	1,196	729	—

Change in operating assets and liabilities
Accrued interest	(1,301)	(8,922)	(7,808)
Advances on loans	(2,788)	(11,313)	(20,054)
Receivable from affiliate	(13)	(5)	764
Other assets	(1,214)	(300)	(91)
Accounts payable	(910)	(203)	137
Deferred revenue	109	—	(78)
Payable to affiliate	(1,466)	1,244	638
Net cash provided by (used in) operating activities	(7,460)	(4,872)	(491)

Cash flows from investing activities
Secured loans originated	(4,705)	(11,301)	(99,839)
Principal collected on secured loans	23,327	24,244	35,923
Unsecured loan originated	(85)	—	—
Proceeds from sale of loan	—	—	5,300
Payments for development of real estate	(6,221)	(3,938)	(2,007)
Proceeds from disposition of real estate	4,873	2,279	1,990
Net cash provided by (used in) investing activities	17,189	11,284	(58,633)

Cash flows from financing activities
Borrowings (repayments) on line of credit, net	(30,000)	(5,000)	55,550
Mortgages taken	19,600	—	—
Payments on mortgages	(1,882)	(174)	(325)
Contributions by partner applicants	—	35	20,421
Partners’ withdrawals	(3,780)	(5,077)	(15,856)
Syndication costs paid	—	—	(325)
Formation loan lending	—	—	(1,558)
Formation loan collections	1,886	1,931	1,672
Increase in minority interest	340	539	449
Net cash provided by (used in) financing activities	(13,836)	(7,746)	60,028

Net increase (decrease) in cash and cash equivalents	(4,107)	(1,334)	904

Cash and cash equivalents - beginning of year	11,161	12,495	11,591

Cash and cash equivalents - end of year	$7,054	$11,161	$12,495

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$2,730	$—	$—

Loans foreclosed including related interest and advances	$51,137	$101,967	$1,994
Related loan loss reserve charge-offs upon foreclosure	(12,291)	(14,198)	(553)
Mortgages taken subject to collateral foreclosure	19,041	1,854	325
Real estate acquired through foreclosure on loans
Receivable	$57,887	$89,623	$1,766

Cash paid for interest	$4,625	$2,781	$2,612

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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
December 31, 2010, 2009 and 2008

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

In March 2009, in response to economic conditions then existing, as to the financial-market crisis, the dysfunction of the credit markets, the distress in the real estate markets, and the expected cash needs of the partnership, the partnership suspended capital liquidations and is not accepting new liquidation requests until further notice.  The partnership entered into an amended and restated loan agreement (dated October 2010) which includes additional restrictions on liquidations and distributions of partners’ capital.  The bank loan is scheduled to be paid off in June 2012.

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

During 2008 interest totaling $11,000 was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in partnership operating income, the interest credited was either paid to the investors or transferred to partners’ capital along with the original investment.

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
December 31, 2010, 2009 and 2008

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans (continued)

The following summarizes formation loan transactions at December 31, 2010 ($ in thousands).

	Initial	Subsequent	Third	Fourth	Fifth	Sixth
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan made	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Unamortized discount on
imputed interest	—		(17)	(71)	(369)	(1,302)	(1,759)
Formation Loan made, net	1,075	2,272	2,201	3,706	5,292	6,262	20,808
Repayments to date	(991)	(2,099)	(1,685)	(2,583)	(2,888)	(2,306)	(12,552)
Early withdrawal penalties
applied	(84)	(173)	(137)	(100)	(142)	(7)	(643)
Formation Loan, net at
December 31, 2010	—	—	379	1,023	2,262	3,949	7,613
Unamortized discount on
imputed interest	—	—	17	71	369	1,302	1,759
Balance,
December 31, 2010	$—	$—	$396	$1,094	$2,631	$5,251	$9,372

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. An estimated amount of imputed interest is recorded for offerings still outstanding. During 2010, 2009 and 2008, $554,000, $680,000 and $624,000, respectively, were recorded related to amortization of the discount on imputed interest.

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Through December 31, 2010, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(3,794)

December 31, 2010 balance	$1,026

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

A reconciliation of partners’ capital in the consolidated financial statements to the tax basis of partners’ capital at December 31 is presented in the following table ($ in thousands).

	2010	2009

Partners’ capital per consolidated financial statements	$227,459	$311,295
Unallocated syndication costs	1,026	1,379
Allowance for loan losses	89,200	23,086
Book vs. tax basis-real estate owned	(7,424)	(1,533)
Formation loans receivable	9,372	11,261

Partners’ capital - tax basis	$319,633	$345,488

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Term of the partnership

The partnership is scheduled to terminate in 2032, unless sooner terminated as provided in the partnership agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Russian Hill Property Company, LLC, Borrette Property Company, LLC, Altura, LLC and Grand Villa Glendale, LLC, SF Dore, LLC, Richmond Eddy Property Management, LLC, Diablo Villa Property Company, LLC, Diamond Heights Winery, LLC, Fremont Investment Property Company, LLC, and the partnership’s 72.5%-owned subsidiary, Larkin Property Company, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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
December 31, 2010, 2009 and 2008

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

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

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
December 31, 2010, 2009 and 2008

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
December 31, 2010, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

A limited liability company (LLC) with the partnership and three affiliates as its only members, owns one property which is accounted for using the equity method. The partnership and two affiliates own as tenants in common, a rental property also accounted for using the equity method.

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
December 31, 2010, 2009 and 2008

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the partnership’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the partnership’s financial statements that include periods beginning on or after January 1, 2011.

On April 5, 2011, the FASB issued ASU 2011-12, “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-12 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following commissions and fees are paid to the general partners by borrowers.

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. In 2010, 2009 and 2008, loan brokerage commissions paid by the borrowers were $25,000, $129,000 and $1,182,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

The following commissions and fees are paid to the general partners by the partnership.

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

Mortgage servicing fees paid to RMC are presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009	2008
Maximum chargeable	$2,321	$4,534	$5,128
Waived	(816)	(1,812)	(2,459)
Charged	$1,505	$2,722	$2,669

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

Asset management fees paid to the general partners are presented in the following table for the past years December 31, ($ in thousands).

	2010	2009	2008
Maximum chargeable	$1,196	$1,305	$1,282
Waived	—	—	—
Charged	$1,196	$1,305	$1,282

Costs from Redwood Mortgage Corp.

The partnership agreement provides for RMC, a general partner, to be reimbursed by the partnership for operating expenses RMC may incur on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2010, 2009 and 2008, operating expenses totaling $446,000, $450,000 and $364,000, respectively, were reimbursed to RMC.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2010, approximately 77% of the partnership’s loans (representing 88% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2010, approximately 33% of the loans outstanding (representing 59% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Principal, beginning of year	$268,445	$363,037
New loans added	1,055	11,301
Purchased loans, net	3,650	—
Borrower repayments	(23,327)	(24,244)
Foreclosures	(47,249)	(75,776)
Other	(440)	(5,873)
Principal, end of year	$202,134	$268,445

- Loan characteristics - Secured loans had the characteristics presented in the following table ($ in thousands).

	2010	2009
Number of secured loans	79	110
Secured loans – principal	$202,134	$268,445
Secured loans – interest rates range (fixed)	2.75%-12.00%	5.00%-11.00%

Average secured loan – principal	$2,559	$2,440
Average principal as percent of total principal	1.27%	0.91%
Average principal as percent of partners’ capital	1.12%	0.78%
Average principal as percent of total assets	0.79%	0.61%

Largest secured loan - principal	$37,923	$37,923
Largest principal as percent of total principal	18.76%	14.13%
Largest principal as percent of partners’ capital	16.67%	12.18%
Largest principal as percent of total assets	11.78%	9.45%

Smallest secured loan - principal	$79	$67
Smallest principal as percent of total principal	0.04%	0.03%
Smallest principal as percent of partners’ capital	0.03%	0.02%
Smallest principal as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	27	28
Largest percentage of principal in one county	28.80%	30.05%

Number of secured loans in foreclosure status	13	9
Secured loans in foreclosure – principal	$55,146	$22,313

Number of secured loans with an interest reserve	—	1
Interest reserves	$—	$244

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 4 – LOANS (continued)

As of December 31, 2010, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 18.76% of outstanding secured loans and 11.78% of partnership assets) has an interest rate of 9.25% and is secured by a condominium/apartment complex located in Sacramento County, California.  This loan matured July 1, 2010.  The partnership has been pursuing the borrower on several fronts to obtain satisfaction of the debt, including having the courts place a receiver in charge of the property.  Subsequent to December 31, 2010, the partnership filed a notice of default on the loan.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

- Lien position - Secured loans had the lien positions presented in the following table ($ in thousands).

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	37	$85,535	43%	59	$126,702	47%
Second trust deeds	40	116,091	57	48	141,131	53
Third trust deeds	2	508	—	3	612	0
Total secured loans	79	202,134	100%	110	268,445	100%
Liens due other lenders at loan closing		232,081			291,912

Total debt		$434,215			$560,357

Appraised property value at loan closing		$688,494			$805,457

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.07%			69.57%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type are presented in the following table ($ in thousands).

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	63	$155,241	77%	82	$185,663	69%
Multi-family	5	8,135	4	7	11,411	4
Commercial	10	38,212	19	20	70,538	26
Land	1	546	—	1	833	1
Total secured loans	79	$202,134	100%	110	$268,445	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other properties types. As of December 31, 2010 and 2009, $135,948,000 and $157,594,000, respectively, of the partnership’s loans were secured by condominium properties

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 4 – LOANS (continued)

Condominiums may create unique risks for the partnership that are not present for loans made on other types of properties. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium building, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building, and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium property.

The partnership may have less flexibility in foreclosing on the collateral for a loan secured by condominiums upon a default by the borrower. Among other things, the partnership must consider the governing documents of the homeowners association and the state and local laws applicable to condominium units, which may require an owner to obtain a public report prior to the sale of the units.

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

	2010
	Loans	Principal	Percent
2011	19	$39,103	19%
2012	17	52,441	26
2013	17	9,153	5
2014	1	273	—
2015	8	3,677	2
Thereafter	4	2,223	1
Total future maturities	66	106,870	53
Matured at December 31, 2010	13	95,264	47
Total secured loans	79	$202,134	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	2010	2009
Number of loans (2) (3)	13	10
Principal	$95,264	$46,033
Advances	14,424	2,930
Accrued interest	8,040	2,809
Loan balance	$117,728	$51,772
Percent of principal	47%	17%

(2)	The secured loans past maturity include 10 and 9 loans as of December 31, 2010 and 2009, respectively, also included in the secured loans in non-accrual status.

(3)	The secured loans past maturity include 11 and 8 loans as of December 31, 2010 and 2009, respectively, also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 4 – LOANS (continued)

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	2010	2009
30-89 days past due	$8,083	$12,314
90-179 days past due	2,511	37,860
180 or more days past due	156,866	130,206
Total past due	167,460	180,380
Current	34,674	88,065
Total secured loans	$202,134	$268,445

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

At December 31, 2010, the partnership had 14 workout agreements in effect with an aggregate principal of $20,444,000. Of the 14 borrowers, 11, with an aggregate principal of $19,097,000 had made all required payments under the workout agreements and the loans were included in the above table as current. The three loans 90 or more days past due, were not designated impaired and were accruing interest. Ten of the 14 loans, with an aggregate principal of $19,223,000 were designated impaired and 6 of the 10 impaired loans with an aggregate principal of $10,131,000 were in non-accrual status.

At December 31, 2009, the partnership had 17 workout agreements in effect with an aggregate principal of $36,979,000. Of the 17 borrowers, 14, with an aggregate principal of $32,500,000, had made all required payments under the workout agreements and were included in the above table as current. Two of the 17 loans, with an aggregate principal of $3,869,000 were designated impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the years ended December 31, 2010 and 2009 was $2,374,000 and $6,946,000, respectively.  Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at December 31, 2010 and 2009 was $12,078,000 and $12,179,000, respectively.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2010	2009
Number of loans	28	26
Principal	$167,500	$104,653
Advances	18,153	5,230
Accrued interest	11,971	5,886
Loan balance	$197,624	$115,769
Foregone interest	$12,012	$3,078

At December 31, 2010 and 2009, there were 4 and 8 loans, respectively, with loan balances of $1,327,000 and $70,640,000, respectively, that were contractually past due more than 90 days as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 4 – LOANS (continued)

- Impaired Loans – Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table ($ in thousands).

	2010	2009
Principal	$180,242	$146,956
Recorded investment (4)	$211,236	$174,175
Impaired loans without allowance	$39,354	$80,567
Impaired loans with allowance	$171,882	$93,608
Allowance for loan losses, impaired loans	$87,364	$20,884

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009	2008
Average recorded investment	$192,706	$115,225	$49,976
Interest income recognized	$1,379	$9,367	$3,699
Interest income received in cash	$1,521	$641	$509

During 2010 and 2009, the partnership modified 10 and 22 loans, respectively, by either extending the maturity date, lowering the interest rate or reducing the monthly payment. During 2010 and 2009, four and two of these modifications required accounting treatment as troubled debt restructurings, resulting in losses of $296,000 and $604,000, respectively.

In the third quarter of 2008, the partnership was presented with an unsolicited offer to sell a more than 90 days delinquent loan.  At the time of sale, the loan balance plus related accrued interest, advances and late charges totaled $5,166,000. The recognized gain on sale was $119,000.

Subsequent to December 31, 2010, the partnership filed a notice of default on a loan with principal of $37,923,000 and entered into new workout/forbearance agreements with three borrowers having an aggregate principal of $19,561,000.  The partnership is also pursuing several borrowers via other legal actions to enforce their personnel guarantees.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is presented in the following table for the years ended December 31 ($ in thousands).

	2010	2009
Balance, beginning of year	$23,086	$11,420

Provision for loan losses	78,566	33,214

Charge-offs, net
Charge-offs	(12,452)	(21,548)
Recoveries
Charge-offs, net	(12,452)	(21,548)

Balance, end of year	$89,200	$23,086

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	5.08%	6.58%

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table for the years ended December 31, ($ in thousands).

	2010		2009
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$78,802	77%	$15,431	69%
Multi-family	1,760	4	526	4
Commercial	8,628	19	6,968	26
Land	10	—	161	1
Total for secured loans	$89,200	100%	$23,086	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$89,200	100%	$23,086	100%

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

Transactions and activity, including changes in the net realizable values, if any, and the property types are presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Balance, beginning of year	$8,102	$5,113
Acquisitions	15,471	9,113
Dispositions	(4,873)	(2,278)
Improvements/betterments	24	—
Designated from REO held as investment	38,553	—
Designated to REO held as investment	(1,055)	—
Change in net realizable value	(2,016)	(3,846)
Balance, end of year	$54,206	$8,102

Number of properties	10	7

Property type
Single family	$7,099	$7,725
Multi-family	32,777	377
Commercial	14,330	—
Balance, end of year	$54,206	8,102

The earnings from rental operations of the real estate owned, held for sale is presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009	2008
Rental income	$1,319	$—	$—

Operating expenses
Property taxes	212	—	—
Management, administration and insurance	320	—	—
Utilities, maintenance and other	204	—	—
Advertising and promotions	1	—	—
Total operating expenses	737
Earnings before depreciation	582	—	—
Depreciation	73	—	—
Earnings	$509	$—	$—

Interest expense on the mortgages securing the rental properties was $552,000 and $0 for 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

Transactions and activity, including changes in the net realizable values, if any, and the property types are presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009
Balance, beginning of year	$102,833	$20,580
Acquisitions	48,614	80,510
Dispositions	—	—
Improvements/betterments	2,835	2,250
Designated from REO held for sale, net	1,055	—
Designated to REO held for sale, net	(38,553)	—
Depreciation	(1,373)	(507)
Change in net realizable value	—	—
Balance, end of year	$115,411	$102,833

Number of properties	13	8

Property type
Single family	$9,399	$4,140
Multi-unit	86,813	93,662
Commercial	14,170	—
Land	5,029	5,031
Balance, end of year	$115,411	$102,833

Accumulated depreciation
Balance, beginning of year	$507	$—
Depreciation	1,373	507
Designated to REO held for sale, net	(73)	—
Balance, end of year	$1,807	$507

At December 31, 2010, there were 3 properties with a carrying value of $7,537,000 in construction and/or rehabilitation and at December 31, 2009, there were 2 properties with a carrying value of $17,716,000 in construction and/or rehabilitation.

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the years ended December 31, ($ in thousands).

	2010	2009	2008
Rental income	$5,112	$1,234	$—

Operating expenses
Property taxes	808	352	—
Management, administration and insurance	812	374	—
Utilities, maintenance and other	1,334	255	—
Advertising and promotions	31	78	—
Total operating expenses	2,985	1,059
Earnings/(loss) before depreciation	2,127	175	—
Depreciation	1,300	507	—
Earnings/(loss)	$827	$(332)	$—

Interest expense on the mortgages securing the rental properties was $674,000 and $51,000 for 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 8 – BORROWINGS

Bank loan, secured

The partnership’s bank loan/line of credit matured on June 30, 2010, which maturity date was subsequently extended to October 18, 2010. The line of credit and related loan agreement had required the partnership to comply with certain financial covenants. As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising its rights and remedies arising out of the partnership’s default in failing to comply with the profitability financial covenant until January 20, 2010 (which, forbearance period was subsequently extended to October 18, 2010).  The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

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

The bank loan balance at December 31, 2010 and 2009 was $50,000,000 and $80,000,000, respectively.

The required minimum principal payments are $31,500,000 for 2011 and $18,500,000 for 2012.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 8 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	December 31,	December 31,
Lender	2010	2009
Lime Financial	—	245
Interest rate 6.25%
Matures June 1, 2034
Monthly payment $1,580
Bank of Alameda	—	674
Interest rate 8.00%
Matures February 24, 2015
Monthly payment $5,215
First National Bank of Northern California	2,437	—
Interest rate 7.00%
Matures September 1, 2011
Monthly payment $17,043
Business Partners	7,789	—
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $81,473
NorthMarq Capital	19,436	—
Interest rate 2.99%
Matures July 1, 2015
Monthly payment (1) $123,247
PNC Bank	5,869	—
Interest rate 4.20%
Matures May 1, 2017
Monthly payment (1) $43,748
Wells Fargo Bank	391	403
Interest rate 3.00%
Matures October 1, 2032
Monthly payment $2,038
Wells Fargo Bank (Wachovia Mortgage)	347	358
Interest rate 6.26%
Matures September 15, 2032
Monthly payment $2,581
Total mortgages	$36,270	$1,680

(1) monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.

The table above excludes a mortgage of $4,285,000 related to a property classified as real estate owned, held for sale, net, that is accounted for using the equity method.  The sale of the property and payoff in full of the mortgage was completed in February 2011.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 8 – BORROWINGS (continued)

Mortgages payable (continued)

The future minimum payments of principal and interest on the above mortgages are: ($ in thousands)

2011	$2,442
2012	4,735
2013	2,249
2014	2,249
2015	8,100
Thereafter	23,903
Total	$43,678

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010.

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2010
Impaired loans	$—	$—	$211,236	$211,236
Real estate held for sale	$—	$—	$54,206	$54,206
Real estate held as investment	$—	$—	$19,002	$19,002

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 9 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009.

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2009
Impaired loans	$—	$—	$174,175	$174,175
Real estate held for sale	$—	$—	$8,102	$8,102
Real estate held as investment	$—	$—	$80,012	$80,012

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $22,019,000 and $328,160,000 at December 31, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $50,000,000 at December 31, 2010. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with an 18-month loan term.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of December 31, 2010, there was one such loan; however, the borrower is in default negating any funding obligation.

The partnership periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of December 31, 2010.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2010:

In February 2011, the partnership acquired through foreclosure, a recreational vehicle park located in Amador County, California, which had a book value of approximately $2,000,000.

In February 2011, the partnership acquired through foreclosure, 9 units in a condominium complex located in Sutter County, California, which had a book value of approximately $460,000.

In February 2011, the partnership acquired through foreclosure, an apartment complex located in Santa Clara County, California, which had a book value of approximately $8,100,000, subject to a lien of approximately $6,800,000.

In April 2011, the partnership sold a single-family residence classified as real estate owned, held for sale.  The sales price was $845,000 and resulted in a loss of approximately $110,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2008
Deducted from asset accounts
Allowance for loan losses	$4,469	$7,668	$(25)	$(692)	(a)	$11,420

Cumulative write-down of
real estate owned	1,417	—	25	172	(b)	1,614
	$5,886	$7,668	$—	$(520)		$13,034

Year ended December 31, 2009
Deducted from asset accounts
Allowance for loan losses	$11,420	$33,214	$—	$(21,548)	(a)	$23,086

Cumulative write-down of
real estate owned	1,614	14,926	—	(3,117)	(b)	13,423
	$13,034	$48,140	$—	$(24,665)		$36,509

Year ended December 31, 2010
Deducted from asset accounts
Allowance for loan losses	$23,086	$78,566	$—	$(12,452)	(a)	$89,200

Cumulative write-down of
real estate owned	13,423	—	—	(13,423)	(c)	—
	$36,509	$78,566	$—	$(25,875)		$89,200

Note (a) – Represents write-offs of loans or transfers
Note (b) – Represents write-offs of real estate owned
Note (c) – Represents the combining of this account with the related asset account

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2010
(in thousands)

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Comm.	10.00%	06/01/10	$154	$3,500	$16,500	$18,485	$18,485	1st	San Francisco
Comm.	10.50%	04/01/09	119	22,300	12,000	13,120	13,120	2nd	Alameda
Res.	6.00%	01/01/12	54	21,912	10,906	10,843	10,843	2nd	San Francisco
Res.	6.50%	04/01/12	39	—	11,245	11,685	11,685	1st	Contra Costa
Res.	10.00%	10/01/09	81	36,000	6,532	7,896	—	1st	San Francisco
Res.	9.25%	07/01/10	302	22,876	40,444	37,923	37,923	2nd	Sacramento
Res.	10.00%	02/01/11	130	32,200	10,175	16,700	16,700	2nd	San Francisco
Res.	6.50%	04/01/12	32	5,500	9,800	9,800	9,800	1st	Contra Costa
Res.	6.50%	04/01/12	34	—	10,152	10,152	10,152	2nd	Contra Costa
Res.	6.50%	04/01/12	38	5,500	7,000	7,000	7,000	1st	Alameda

The remaining loans have been aggregated by their property type

Apts.	9.01%		45	33,649	6,635	8,135	3,218
Comm.	9.83%		56	8,310	6,779	6,607	2,845
Land	5.00%		3	—	550	546	—
Res.	8.11%		294	40,334	54,158	43,242	17,607
			$1,381	$232,081	$202,876	$202,134	$159,377

Notes:  Most loans have balloon payments due at maturity.  Amounts in column E represent liens at the time our loan was made. As required by rule 12-29, column H represents amounts 90 days or more delinquent in principal or interest payments.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
 (in thousands)

Reconciliation of carrying amount (cost) of loans at close of periods.

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$268,445	$363,037	$305,568

Additions during period
New loans	4,705	11,301	99,839
Other	—	—	—
Total additions	4,705	11,301	99,839

Deductions during period
Collections of principal	23,327	24,244	36,131
Foreclosures	47,249	75,776	2,068
Cost of loans sold	—	—	4,072
Amortization of premium	—	—	—
Other	440	5,873	99
Total deductions	71,016	105,893	42,370

Balance at close of year	$202,134	$268,445	$363,037

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2010, 2009 and 2008.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures were effective.

General Partners’ Report on Internal Control Over Financial Reporting

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the partnership’s independent registered public accounting firm regarding internal control over financial reporting because current law and SEC rules require such attestation reports only for large accelerated filers and accelerated filers (and the company, as a smaller reporting company, is not subject to that requirement).

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Item 9B – Other Information

As of October 18, 2010, the partnership entered into an amended and restated loan agreement described in Note 8 in Notes to Consolidated Financial Statements, Item 1, Business, “Overview, Other Recent Developments” and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources," set forth above in this report.  The agreement was not reported on Form 8-K but was described in our Form 10-Q filed November 15, 2010.

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

The General Partners.

Michael R. Burwell.  Michael R. Burwell, age 54, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

Financial Oversight by General Partners

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

Code of Ethics

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2010. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$1,505,000
(General Partner)

General Partners &/or Affiliates	Asset Management Fee for managing assets	$1,196,000

General Partners	1% interest in profits (loss)	$(819,000)
	Less allocation of syndication costs	$(4,000)
		$(823,000)

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$3,000

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2010 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$25,000

Redwood Mortgage Corp.	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the partnership	$5,000

Gymno Corporation	Reconveyance Fee	$3,600

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2010 . . . . . . . . . . . . . . . . . . . . .  $446,000

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2010 and 2009 are as follows:

Audit Fees The aggregate fees billed and accrued during the years ended December 31, 2010 and 2009 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $613,817 and 271,880, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2010 and 2009 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2010 and 2009 were $69,183 and $14,120, respectively.  These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2010 and 2009.

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
10.7
Sixth Amended and Restated Loan Agreement. Certain schedules and exhibits to this agreement have not been filed herewith. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

All of the above exhibits, other than exhibit 31.1, 31.2, 31.3, 32.1, 32.2, 32.3, 10.7 and 99.1 were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of April, 2011.

REDWOOD MORTGAGE INVESTORS VIII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
and Principal Financial Officer

By:	Redwood Mortgage Corp.

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of April, 2011.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	April 14, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	April 14, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	April 14, 2011