Form 10-Q
period 2011-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2011-05-16
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
MARCH 31, 2011 (unaudited) AND DECEMBER 31, 2010 (audited)
(in thousands)

ASSETS

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$5,191	$7,054

Loans
Secured by deeds of trust, net of discount of $2,881 for both periods
Principal	189,811	202,134
Advances	18,039	18,190
Accrued interest	12,878	13,119
Unsecured	30	85
Allowance for loan losses	(85,275)	(89,200)
Net loans	135,483	144,328

Real estate owned (REO)
Held for sale	51,901	54,206
Held as investment, net	125,864	115,411
Net REO	177,765	169,617

Receivable from affiliate	—	18
Other assets, net	1,315	971

Total assets	$319,754	$321,988

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$42,500	$50,000
Mortgages payable	42,850	36,270
Accounts payable	2,824	2,609
Deferred revenue	109	109
Payable to affiliate	1,078	973
Total liabilities	89,361	89,961

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	226,986	228,193
General partners’ capital (deficit), net	(743)	(734)
Total partners’ capital

Non-controlling interest	4,150	4,568
Total capital	230,393	232,027

Total liabilities and capital	$319,754	$321,988

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except for per limited partner amounts)
(unaudited)

	2011	2010
Revenue, net
Interest income
Loans	$758	$3,074
Imputed interest on formation loan	125	147
Other interest income	1	23
Total interest income	884	3,244

Interest expense
Bank loan, secured	730	917
Mortgages payable	552	45
Amortization of discount on formation loan	125	147
Other interest expense	—	—
Total interest expense	1,407	1,109

Net interest income	(523)	2,135

Late fees	3	24
Other	2	4
Total revenues, net	(518)	2,163

Provision for loan losses	—	301

Operating Expenses
Mortgage servicing fees	182	583
Asset management fees	247	304
Costs from Redwood Mortgage Corp.	110	112
Professional services	124	362
Rental operations, net	(593)	(140)
Real estate owned holding costs	350	55
Loss on disposal of real estate	—	223
Impairment loss on real estate	—	89
Other	17	39
Total operating expenses	437	1,627

Net income (loss)	$(955)	$235

Net income (loss)
General partners (1%)	$(10)	$2
Limited partners (99%)	(945)	233
	$(955)	$235

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$(4)	$1
Where partner receives income in monthly distributions	$(4)	$1

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2011
(in thousands) (unaudited)

	Limited Partners
	Capital			Total
	Account	Unallocated	Formation	Limited
	Limited	Syndication	Loan,	Partners’
	Partners	Costs	Gross	Capital

Balances, December 31, 2010	$238,5811	$(1,0166)	$(9,3722)	$228,193
Formation loan payments received	—	—	4366	436
Net income (loss)	(9455)	—	—	(945)
Allocation of syndication costs	(877)	877	—	—
Partners’ withdrawals	(6988)	—	—	(698)
Early withdrawal penalties	—	—	—	—

Balances, March 31, 2011	$236,8511	$(9299)	$(8,9366)	$226,986

	General Partners
	Capital/		Total
	(Deficit)		General
	Account	Unallocated	Partners’	Total
	General	Syndication	Capital/	Partners’
	Partners	Costs	(Deficit)	Capital

Balances, December 31, 2010	$(7244)	$(100)	$(7344)	$227,4599
Formation loan payments received	—	—	—	4366
Net income (loss)	(100)	—	(100)	(9555)
Allocation of syndication costs	(11)	11	—	—
Partners’ withdrawals	1	—	1	(6977)
Early withdrawal penalties	—	—	—	—

Balances, March 31, 2011	$(7344)	$(99)	$(7433)	$226,2433

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(in thousands) (unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(955)	$235
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of origination fees	139	27
Imputed interest on formation loan	(125)	(147)
Amortization of discount on formation loan	125	147
Provision for loan losses	—	301
Depreciation from rental operations	397	346
Impairment loss/(valuation gain) on real estate	—	89
Change in operating assets and liabilities
Accrued interest	12	(935)
Advances on loans	(755)	(1,452)
Receivable from affiliate	18	(288)
Other assets	(483)	(95)
Accounts payable	(94)	(561)
Payable to affiliate	105	302
Net cash provided by (used in) operating activities	(1,616)	(2,031)

Cash flows from investing activities
Loans originated	(3)	(504)
Principal collected on loans	5,879	15,564
Refund/(payments) for development of real estate	55	(700)
Proceeds from disposition of real estate	2,225	984
Net cash provided by (used in) investing activities	8,156	15,344

Cash flows from financing activities
Payments on bank loan	(7,500)	(7,500)
Payments on mortgages	(224)	(688)
Partners’ withdrawals	(697)	(979)
Formation loan collections	436	487
Increase/(decrease) in non-controlling interest	(418)	135
Net cash provided by (used in) financing activities	(8,403)	(8,545)

Net increase (decrease) in cash and cash equivalents	(1,863)	4,768

Cash and cash equivalents, beginning of year	7,054	11,161

Cash and cash equivalents, end of year	$5,191	$15,929

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(in thousands) (unaudited)

	2011	2010
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$3,712	$7,877

Cash paid for interest	$1,282	$935

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

In March 2009, in response to economic conditions, the dysfunction of the credit markets, the distress in the real estate markets, and the expected cash needs of the partnership, the partnership suspended capital liquidations, and is not accepting new liquidation requests until further notice.

In December 2008, the partnership completed its sixth offering stage, wherein contributed capital totaled $299,813,000 of approved aggregate offerings of $300,000,000. No additional offerings are contemplated at this time.

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan.” The following summarizes formation loan transactions at March 31, 2011 ($ in thousands):

Formation loan made	$22,567
Unamortized discount on imputed interest	(1,205)
Formation loan made, net	21,362
Repayments to date	(12,988)
Early withdrawal penalties applied	(643)
Formation loan, net	7,731
Unamortized discount on imputed interest	1,205
Balance, March 31, 2011	$8,936

The formation loan is deducted from limited partners’ capital in the consolidated balance sheets. As amounts are collected from RMC, the deduction from capital is reduced. Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. An estimated amount of imputed interest is recorded for offerings still outstanding. During the three months ended March 31, 2011 and 2010, $125,000, and $147,000, respectively, were recorded related to amortization of the discount on imputed interest.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 1 – GENERAL (continued)

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are allocated to individual partners consistent with the partnership agreement.

Through March 31, 2011, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands):

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(3,882)

March 31, 2011 balance	$938

The partnership is scheduled to terminate in 2032, unless sooner terminated as provided in the partnership agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Altura, LLC, Borrette Property Company, LLC, Broadway Property Company LLC, Diablo Villa Property Company, LLC, Diamond Heights Winery, LLC, The Element, LLC, Fremont Investment Property Company, LLC, Grand Villa Glendale, LLC, Howard Street Property Investors LLC, Lincoln Village LLC, Pine Acres LLC, Richmond Eddy Property Management, LLC, SF Dore LLC, Winchester Property Company LLC, and the partnership’s 72.5%-owned subsidiary, Larkin Property Company, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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
March 31, 2011 (unaudited)

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

The uncertainty in the process is exacerbated by the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for higher quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.  Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value.  However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, partnership cash balances in banks exceed federally insured limits.

Loans, advances and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the principal balance and accrue interest until repaid by the borrower.

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
March 31, 2011 (unaudited)

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

Real estate owned (REO), held for sale

REO, held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO, held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned (REO), held as investment, net

REO, held as investment, net includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. REO, held as investment, net is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Recently issued accounting pronouncements

On April 5, 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. There were no loan brokerage commissions paid by the borrowers in the three months ended March 31, 2011 and 2010.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees are summarized in the following table for the three months ended March 31 ($ in thousands).

	Three months ended March 31,
	2011	2010
Maximum chargeable by RMC	$273	$875
Waived by RMC	(91)	(292)
Net charged	$182	$583

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

Asset management fees for the three months ended March 31, 2011 and 2010, were $247,000 and $304,000, respectively. No asset management fees were waived during any period reported.

- Costs from RMC - RMC, a general partner, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses for the three months ended March 31, 2011 and 2010, were $110,000 and $112,000 respectively.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of March 31, 2011, approximately 71% of the partnership’s loans (representing 86% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of March 31, 2011, approximately 33% of the loans outstanding (representing 59% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table ($ in thousands).

	Three months ended March 31,
	2011	2010
Principal, beginning of year	$202,134	$268,445
New loans added	3	504
Borrower repayments	(5,824)	(15,564)
Foreclosures	(6,502)	(6,421)
Other	—	(440)
Principal, end of period	$189,811	$246,524

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Loan characteristics - Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Number of secured loans	72	79
Secured loans – principal	$189,811	$202,134
Secured loans – interest rates range (fixed)	2.75%-12.00%	2.75%-12.00%

Average secured loan – principal	$2,636	$2,559
Average principal as percent of total principal	1.39%	1.27%
Average principal as percent of partners’ capital	1.17%	1.12%
Average principal as percent of total assets	0.82%	0.79%

Largest secured loan - principal	$37,923	$37,923
Largest principal as percent of total principal	19.98%	18.76%
Largest principal as percent of partners’ capital	16.76%	16.67%
Largest principal as percent of total assets	11.86%	11.78%

Smallest secured loan - principal	$79	$79
Smallest principal as percent of total principal	0.04%	0.04%
Smallest principal as percent of partners’ capital	0.03%	0.03%
Smallest principal as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	25	27
Largest percentage of principal in one county	29.14%	28.80%

Number of secured loans in foreclosure status	12	13
Secured loans in foreclosure – principal	$90,218	$55,146

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2011, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 19.98% of outstanding secured loans and 11.86% of partnership assets) has an interest rate of 9.25% and is secured by a condominium/apartment complex located in Sacramento County, California.  This loan matured July 1, 2010.  The partnership has been pursuing the borrower on several fronts to obtain satisfaction of the debt, including having the courts place a receiver in charge of the property.  In February 2011, the partnership filed a notice of default on the loan.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	31	$76,055	40%	37	$85,535	43%
Second trust deeds	39	113,250	60	40	116,091	57
Third trust deeds	2	506	—	2	508	—
Total secured loans	72	189,811	100%	79	202,134	100%
Liens due other lenders at loan closing		224,222			232,081

Total debt		$414,033			$434,215

Appraised property value at loan closing		$649,429			$688,494

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.75%			63.07%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	58	$148,576	78%	63	$155,241	77%
Multi-family	4	5,337	3	5	8,135	4
Commercial	9	35,353	19	10	38,212	19
Land	1	545	—	1	546	—
Total secured loans	72	$189,811	100%	79	$202,134	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types.  As of March 31, 2011 and December 31, 2010, $131,486,000 and $135,948,000, respectively, of the partnership’s loans were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

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

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2011	13	$12,460	7
2012	17	52,643	28
2013	14	5,645	3
2014	2	2,532	1
2015	8	1,954	1
Thereafter	4	2,208	1
Total future maturities	58	77,442	41
Matured at March 31, 2011	14	112,369	59
Total secured loans	72	$189,811	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Secured loans past maturity
Number of loans (2) (3)	14	13
Principal	$112,369	$95,264
Advances	17,562	14,424
Accrued interest	8,426	8,040
Loan balance	$138,357	$117,728
Percent of loans	59%	47%

(2)	The secured loans past maturity include 10 loans as of March 31, 2011 and December 31, 2010, also included in the secured loans in non-accrual status.

(3)	The secured loans past maturity include 12 and 11 loans as of March 31, 2011 and December 31, 2010, respectively, also included in the secured loans delinquency category.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
30-89 days past due	$10,359	$8,083
90-179 days past due	318	2,511
180 or more days past due	151,249	156,866
Total past due	161,926	167,460
Current	27,885	34,674
Total secured loans	$189,811	$202,134

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the months ended March 31, 2011 and 2010 was $8,000 and $1,277,000, respectively.  Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at March 31, 2011 and December 31, 2010 was $11,654,000 and $12,078,000, respectively.

At March 31, 2011, the partnership had 14 workout agreements in effect with an aggregate principal of $18,269,000. Of the 14 borrowers, 13, with an aggregate principal of $17,849,000, had made all required payments under the workout agreements and were included in the above table as current.  Ten of the 14 loans, with an aggregate principal of $17,049,000 were designated impaired and 6 of the 10 impaired loans with an aggregate principal of $7,957,000 were in non-accrual status.

At December 31, 2010, the partnership had 14 workout agreements in effect with an aggregate principal of $20,444,000. Of the 14 borrowers, 11, with an aggregate principal of $19,097,000 had made all required payments under the workout agreements and the loans were included in the above table as current. The three loans which were 90 or more days past due, were not designated impaired and were accruing interest. Ten of the 14 loans, with an aggregate principal of $19,223,000 were designated impaired and 6 of the 10 impaired loans with an aggregate principal of $10,131,000 were in non-accrual status.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Secured loans in nonaccrual status
Number of loans	25	28
Principal	$158,767	$167,500
Advances	17,986	18,153
Accrued interest	11,659	11,971
Loan balance	$188,412	$197,624
Foregone interest	$3,474	$12,012

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

At March 31, 2011 and December 31, 2010, there were 2 and 4 loans, respectively, with loan balances of $337,000 and $1,327,000, respectively, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

- Impaired loans - Secured loans designated as impaired loans are summarized in the following table at and for the three months ended March 31, 2011 and at and for the year ended December 31, 2010 ($ in thousands).

	March 31,	December 31,
	2011	2010
Principal	$171,509	$180,242
Recorded investment (4)	$202,119	$211,236
Impaired loans without allowance	$39,436	$39,354
Impaired loans with allowance	$162,683	$171,882
Allowance for loan losses, impaired loans	$83,999	$87,364

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Average recorded investment	$206,678	$192,706
Interest income recognized	$237	$1,379
Interest income received in cash	$161	$1,521

During the three months ended March 31, 2011, the partnership modified three loans by extending the maturity date, lowering the interest rate, deferring some payments or reducing the monthly payment. One of the modified loans qualified as a troubled debt restructuring under GAAP resulting in a loss of approximately $50,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Three months ended March 31,
	2011	2010
Balance, beginning of year	$89,200	$23,086

Provision for loan losses	—	301

Charge-offs, net
Charge-offs	(3,925)	(483)
Recoveries	—	—
Charge-offs, net	(3,925)	(483)

Balance, March 31	$85,275	$22,904

Specific reserves	$83,999	$20,884
General reserves	1,276	2,020
Balance, March 31	$85,275	$22,904

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	1.93%	0.18%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$76,9377	788%	$78,8022	777%
Multi-family	1,0600	33	1,7600	44
Commercial	7,2688	199	8,6288	199
Land	100	—	100	—
Total for secured loans	$85,2755	1000%	$89,2000	1000%

Unsecured loans	$—	1000%	$—	1000%

Total allowance for loan losses	$85,2755	1000%	$89,2000	1000%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD FOR SALE

REO, held for sale activity and changes in the net realizable values are summarized in the following table ($ in thousands).

	Three months ended March 31,
	2011	2010
REO held for sale, beginning of year	$54,206	$8,102
Acquisitions	—	—
Dispositions	(2,225)	(984)
Improvements/betterments/(refunds)	(80)	11
Charge-offs	—	(245)
Changes in net realizable values	—	(89)
REO, held for sale, March 31,	$51,901	$6,795

REO, held for sale summarized by property type is presented in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Number of properties	9	10

Property type
Single family	$8,356	$7,099
Multi-family	30,095	32,777
Commercial	13,450	14,330
Total REO, held for sale	$51,901	$54,206

The results of operations for rental properties in REO, held for sale is presented in the following table ($ in thousands).

	Three months ended March 31,
	2011	2010
Rental income	$376	$59

Operating expenses
Property taxes	64	—
Management, administration and insurance	165	5
Utilities, maintenance and other	73	7
Advertising and promotions	2	—
Total operating expenses	304	12
Net operating income	72	47
Depreciation	—	—
Rental operations, net	$72	$47

Interest expense on the mortgages securing the rental property was $212,000 and $24,000 for the three month periods ended March 31, 2011 and 2010.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

In October 2010, the partnership acquired through a deed in lieu, a commercial office building of approximately 140,000 square feet, located in Long Beach, California. At acquisition, the partnership’s investment in the property was approximately $10,000,000. A court appointed receiver has been overseeing the management and cosmetic improvements of the property. The property has been listed for sale with a national real estate firm.

In August 2010, the partnership acquired through foreclosure a single family residence located in Calabasas, California. At acquisition the partnership’s investment in the property was approximately $2,500,000. A realtor has been engaged to handle the sale.

In April 2010, SF Dore, LLC, a wholly-owned subsidiary of the partnership, acquired a 42 unit condominium complex located in San Francisco, California. The property is currently being operated as rental apartments, and is considered fully occupied. An independent, professional management firm was engaged to oversee operations. At acquisition, the partnership’s total investment in the property was approximately $12,808,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $5,925,000 and an interest rate of 4.20%. The sale of the property was completed in April 2011 with sales price of $12,737,000.

In March 2010, the partnership acquired through foreclosure an approximately 13,500 square foot commercial property located in San Francisco, California.  At acquisition the total investment was approximately $3,400,000, which consisted of the prior loan balance, accrued interest and advances. The property is currently vacant and being listed in the real estate leasing and sale markets.

In March 2010, the partnership acquired through foreclosure an eight unit condominium complex located in San Francisco, California. The property is subject to a senior loan of $2,460,000, with an interest rate of 7.00%. At acquisition the total investment was approximately $3,540,000, which consisted of the prior loan balance, accrued interest, advances and the senior loan. Following its acquisition, the property has been operated as a rental property and is considered fully occupied. An independent, professional management firm has been engaged to oversee property operations. In September 2010, the property was listed for sale with a national real estate firm.

In February 2010, the partnership, along with two affiliated partnerships, acquired through foreclosure, a 22 unit, condominium complex, in which the partnership held a 70.00% ownership interest. The property was subject to a senior loan with an interest rate of 7.21%. In February of 2011, the property was sold.  The property value had been adjusted in December 2010 to recognize the contracted sales price.  While the property was owned, it was operated as apartment rentals.

In January 2010, the partnership acquired through foreclosure a mixed use commercial property located in Sausalito, California. At acquisition the total investment was approximately $863,000, which consisted of the prior loan balance and accrued interest. The property had been vacated and typical cosmetic improvements were made to enhance the property’s appeal to the real estate leasing and sale markets, where it is currently listed.

In October 2009, the partnership acquired by foreclosure an eight-unit apartment complex located in Stockton, California. At acquisition the partnership’s investment in the loan totaled $377,000.

In April 2008, the partnership acquired by deed in lieu of foreclosure a single family residence located in La Quinta, California. The total investment in the loan was $1,269,000 at foreclosure. In April 2011, the property was sold for approximately its carrying value.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

The partnership owns a multi-unit property in San Francisco, California acquired by foreclosure in 2005. At acquisition the partnership’s investment in the loan, together with three other affiliate partnerships, totaled $10,595,000. Upon acquisition, the property was transferred via a statutory warranty deed to a new entity named Larkin Street Property Company, LLC (“Larkin”). The partnership owns a 72.50% interest in the property and the other three affiliates collectively own the remaining 27.50%. The assets and liabilities of Larkin are consolidated into the accompanying consolidated financial statements of the partnership. The property is not leased or occupied and does not generate any revenues. Larkin has performed a substantial renovation and remodeling of the property and intends to undertake additional renovation to several un-remodeled units. The partnership plans to sell the remodeled units as tenant in common interests. As of December 31, 2010, approximately $7,698,000 in costs related to the development of this property had been capitalized, net of recovery in 2006 from the guarantors of the original loan, related to this property. As of March 31, 2011 the partnership’s investment, together with the other affiliated partnerships, totaled approximately $17.8 million.

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET

For REO, held as investment, net, the activity and changes in the impairment reserves are summarized in the following table for the three months ended March 31 ($ in thousands).

	Net Realizable Value		Accumulated Depreciation
	2011	2010	2011	2010
Balance, beginning of year	$115,411	$102,833	$1,807	$507
Acquisitions	10,825	14,865
Dispositions	—	—	—	—
Improvements/betterments	25	502	—	—
Designated REO, held for sale	—	—	—	—
Depreciation	(397)	(346)	397	346
Change in impairment reserve	—	—	—	—
Balance, March 31	$125,864	$117,854	$2,204	$853

REO, held as investment, net summarized by property type is presented in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Number of properties	16	13

Property type
Single family	$10,093	$9,399
Multi-unit	94,407	86,813
Commercial	16,334	14,170
Land	5,030	5,029
Total REO, held as investment, net	$125,864	$115,411

At March 31, 2011, there were 3 properties with a carrying value of $7,742,000 in construction and/or rehabilitation and at December 31, 2010, there were 3 properties with a carrying value of $7,537,000 in construction and/or rehabilitation.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

The results of operations for rental properties in REO, held as investment, net is presented in the following table for the three months ended March 31 ($ in thousands).

	Three months ended March 31,
	2011	2010
Number of properties	10	6
Rental income	$1,797	$1,005
Operating expenses
Property taxes	236	176
Management, administration and insurance	310	189
Utilities, maintenance and other	326	190
Advertising and promotions	7	11
Total operating expenses	879	566
Net operating income	918	439
Depreciation	397	346
Rental operations, net	$521	$93

Interest expense on the mortgages securing the rental property was $340,000 and $21,000 for the three months ended March 31, 2011 and 2010, respectively.

In February 2011, the partnership acquired by foreclosure, a multi-unit complex with 39 units, located in Santa Clara, California.  The partnership placed its interest in the title to the property in a single asset entity named The Element LLC. At acquisition the partnership’s investment was approximately $8,130,000. The property is subject to an interest-only mortgage loan with a balance at acquisition of approximately $6,800,000 and an interest rate of 6.25%.  An independent, professional management firm has been engaged to oversee rental operations of the units.

In February 2011, the partnership acquired by foreclosure, 9 condominium units in a 37 unit complex, located in Yuba City, California. The partnership placed its interest in the title to the property in a single asset entity named Lincoln Village LLC. At acquisition the partnership’s investment was approximately $495,000. An independent, professional management firm has been engaged to oversee rental operations of the units.

In February 2011, the partnership acquired by foreclosure, a recreation property of 45.7 acres with improvements including among others 91 RV camping sites, assembly building, pool, cabins, and a retail store.  The property is located in Pine Grove, California. The partnership placed its interest in the title to the property in a single asset entity named Pine Acres LLC. At acquisition the partnership’s investment was approximately $2,200,000. An independent, professional management firm has been engaged to oversee rental operations of the units.

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
March 31, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

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

In December 2009, the partnership and two affiliated partnerships jointly acquired by foreclosure an undeveloped parcel of land located in Ceres, California. At acquisition the partnership’s investment was approximately $600,000.

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

In July 2009, the partnership acquired by foreclosure two loft (condominium) units located in San Francisco, California with each unit subject to a first deed of trust securing loans totaling $771,000. At acquisition the partnership’s investment in the loan totaled $1,046,000. The units are being rented.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

The partnership owns a single family residence in San Francisco acquired by a foreclosure sale in 2004. At the time the partnership took ownership of the property, the partnership’s investment in the loan totaled $1,937,000. The borrower had begun a substantial renovation of the property, which was not completed at the time of foreclosure. The partnership decided to pursue development of the property by processing plans for the creation of two condominium units on the property. The plans incorporate a portion of the existing improvements located on the property. At March 31, 2011 and December 31, 2010, the partnership’s total investment in this property was $2,887,000 and $2,682,000, respectively.

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

The bank loan balance at March 31, 2011 and December 31, 2010 was $42,500,000 and $50,000,000, respectively.

The required minimum principal payments are $24,000,000 for the remainder of 2011 and $18,500,000 for 2012.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 8 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	March 31,	December 31,
Lender	2011	2010
First Citizens Bank	$6,804	$—
Interest rate 6.25%
Matures April 1, 2011
Monthly payment $35,438
First National Bank of Northern California	2,427	2,437
Interest rate 7.00%
Matures September 1, 2011
Monthly payment $17,043
Business Partners	7,707	7,789
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $78,767
NorthMarq Capital	19,335	19,436
Interest rate 2.99%
Matures July 1, 2015
Monthly payment (1) $123,247
PNC Bank	5,844	5,869
Interest rate 4.16%
Matures May 1, 2017
Monthly payment (1) $43,748
Wells Fargo Bank	388	392
Interest rate 3.00%
Matures October 1, 2032
Monthly payment $2,038
Wells Fargo Bank (Wachovia Mortgage)	345	347
Interest rate 5.26%
Matures September 15, 2032
Monthly payment $2,240
Total mortgages payable	$42,850	$36,270

(1)	monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$—	$—
REO, held for sale	$—	$—	$51,901	$51,901
REO, held as investment, net	$—	$—	$10,825	$10,825

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$211,236	$211,236
REO, held for sale	$—	$—	$54,206	$54,206
REO, held as investment, net	$—	$—	$19,002	$19,002

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 9 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $18,258,000 and $22,019,000 at March 31, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans. Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate owned (REO), held. Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $42,500,000 at March 31, 2011. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5.0% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with a 21-month loan term.

(f)
Mortgages payable. The partnership has mortgages payable (see Note 8 for details). The interest rates are deemed to be at market rates, and the other terms and conditions are deemed to be customary for the secured properties.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of March 31, 2011, there was one such loan; however, the borrower is in default negating any funding obligation.

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of March 31, 2011.

Legal proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce provisions of the deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011:

In April 2011, the partnership sold a single-family residence classified as real estate owned, held for sale. The sales price was $845,000 and resulted in a loss of approximately $110,000.

In April 2011, the partnership acquired through foreclosure, condominiums located in San Francisco County, California, which had a book value of approximately $454,000, subject to a senior lien of approximately $880,000.

In May 2011, the partnership acquired through foreclosure, condominiums located in Alameda County, California, which had a book value of approximately $5,000,000.

In May 2011, one of two properties securing a partnership loan was foreclosed upon by the senior lien holder. At March 31, 2011 the partnership had fully reserved for the estimated value ($8,000,000) of the foreclosed upon property. The estimated value of the remaining security property is believed sufficient to support the partnership’s net loan balance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited consolidated financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, expectations as to when the partnership’s bank loan will be repaid, additional foreclosures in 2011, expectations regarding the level of loan delinquencies, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers. Criticized – as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values. It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for higher quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the partnership lends in generally and of the collateral properties specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.  Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value. However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

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

Real estate owned (REO), held for sale

REO, held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO, held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate owned (REO), held as investment, net

REO, held as investment, net includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. REO, held as investment, net is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Recently issued accounting pronouncements

On April 5, 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011.  This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

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

Results of Operations

The partnership’s operating results are discussed below ($ in thousands).

	Changes during the three months ended March 31, 2011 versus 2010
	Dollars	Percent
Revenue, net
Interest income
Loans	$(2,316)	(75)%
Imputed interest on formation loan	(22)	(15)
Other interest income	(22)	(96)
Total interest income	(2,360)	(73)

Interest expense
Bank loan, secured	(187)	(20)
Mortgages payable	507	1,127
Amortization of discount on imputed interest	(22)	(15)
Total interest expense	298	27

Net interest income	(2,658)	(124)

Late fees	(21)	(88)
Other	(2)	(50)
Total revenues, net	(2,681)	(124)

Provision for loan losses	(301)	(100)

Operating expenses
Mortgage servicing fees	(401)	(69)
Asset management fees	(57)	(19)
Costs through Redwood Mortgage Corp.	(2)	(2)
Professional services	(238)	(66)
Rental operations, net	(453)	(324)
REO holding costs	295	536
Loss on disposal of REO	(223)	(100)
Impairment loss on REO	(89)	(100)
Other	(22)	(56)
Total operating expenses, net	(1,190)	(73)

Net income (loss)	$(1,190)	(506)%

Please refer to the above table throughout the discussion of Results of Operations.

Recent Developments. Historically the partnership relied upon partners’ capital as the source of funds for loans, and subsequently on loan payoffs, borrowers’ mortgage payments, and sale of real estate owned and to a lesser degree, retention of income as the source of funds for new loans. Currently the economy generally (and employment particularly) and the credit, financial and real estate markets specifically are facing a significant and prolonged disruption following the financial crisis (worldwide) of 2008. The Great Recession has officially ended and Gross Domestic Product was positive for 2010. Unemployment has begun to improve yet remains at historically high levels. Other significant disruptions resulting from the financial crisis are ongoing and are now expected to persist for an extended period. While these are indications the general economic health of the economy is improving, a recession persists in certain areas and in certain industries and it will take significant further improvements in many sectors to get back to pre-crisis/pre-recession numbers. Overall the real estate sector took a disproportionate portion of the impact from the financial crisis and the ensuing Great Recession. Real estate sales, investment, construction and financing came to a virtual standstill. The negative impression of real estate brought about by the financial crisis and the recent recession still continues to cast a shadow upon real estate in general. Investors, homeowners, developers, and financiers are all reluctant to devote capital, excepting opportunistic capital to the real estate sector. As a result, loans are not readily available to owners, developers or purchasers of real estate. These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures. Borrowers are also generally finding it more difficult to refinance or sell their properties at other than distressed prices due to the general decline in California real estate values caused in significant part to short sales, foreclosure sales, and sale of real estate owned by acquiring lenders of real estate at liquidation pricing in recent years. The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and likely will continue to have a negative impact on their ability to repay their loans at maturity, resulting in substantially increased levels of default and foreclosure. In addition, the payment terms of the amended and restated loan agreement, our line of credit, with the partnership’s lending banks necessitate foreclosed assets be sold when prices and conditions permit which may not necessarily be the optimum time to sell these foreclosed assets.

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

Since the partnership is limited in its capacity to originate loans by economic conditions, market constraints and the terms and conditions of the amended and restated loan agreement, the partnership’s secured loan balances declined.

Comparison of the three month period ended March 31, 2011 versus the same period ended March 31, 2011

Revenue – Interest income - Loans

The interest income on loans decreased for the three month period ended March 31, 2011 compared to the same period in 2010, due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in non-accrual loans for the three month period ended March 31, 2011, resulting in approximately $834,000 of additional foregone interest (i.e., interest not recorded for financial reporting purposes on loans designated as in nonaccrual status) in 2011 compared to 2010. The table below recaps the quarterly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Three months ended March 31,
	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
	Balance	Rate	Rate
2010	$261,405	8.82%	4.70%
2011	$203,078	8.46%	1.49%

Interest Expense – Bank Loan, secured, and other Borrowings

The decreased interest expense related to the partnership’s bank loan (previously line of credit) for the three month period ended March 31, 2011 compared to the same period in 2010, is related primarily to a decrease in the average daily borrowing, which for the three month period of 2011 was $47,500,000 compared to $76,667,000 for 2010.

The increased interest expense on mortgages is due to the partnership either obtaining a mortgage on a piece of owned property or making the payments on existing mortgages encumbering foreclosed upon property.

Provision for losses on loans

The provision for losses on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter. No change was required for the three month period ending March 31, 2011.

Operating Expenses

The decreases in mortgage servicing fees for the three month period ended March 31, 2011, compared to the same period in 2010 was due to the reduction in the loan portfolio and an increase in the impaired loans which are not charged such fee by RMC.

The decrease in professional services for the three month period ended March 31, 2011, compared to the same period in 2010 was due to a reduced need for legal and accounting services, audits and tax return processing.

The increase in rental operations for the three months ended March 31, 2011 compared to the same period in 2010 is attributable to the partnership’s acquisition, since March 31, 2010, of seven additional properties which the general partners determined, at the time of acquisition, would best serve the partnership at such time to be rented rather than sold (one was sold in February 2011, and another in April 2011, as the market for these properties has improved).  The properties range from a single condominium unit up to a 126 unit condominium complex, along with a detached single-family residence and commercial property. Independent, professional management firms were engaged to oversee operations at each of the larger or complex properties.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three months ended March 31, ($ in thousands).

	Three months ended March 31,
	2011	2010
Rental income	$2,173	$1,064

Operating expenses
Property taxes	300	176
Management, administration and insurance	475	194
Utilities, maintenance and other	399	197
Advertising and promotions	9	11
Total operating expenses	1,183	578
Earnings/(loss) before depreciation	990	486
Depreciation	397	346
Rental operations, net	$593	$140

Interest expense on the mortgages securing the rental property was $552,000 and $45,000 for the three month periods ended March 31, 2011 and 2010, respectively.

The increases in real estate owned holding costs for the three month period ended March 31, 2011, compared to the same period in 2010, is primarily due to the increases in the number of REO properties.

The loss on disposal of real estate and impairment loss on real estate for 2010 is the result of the completed sale of a condominium unit and an accepted offer for sale on another condominium unit, set to close escrow in the second quarter of 2010.

Allowance for Losses

The allowance for loan losses is principally the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent). Impaired loans for which specific reserves are recorded and the amount of the specific reserves are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Principal	$171,509	$180,242
Recorded investment (4)	$202,119	$211,236
Impaired loans without allowance	$39,436	$39,354
Impaired loans with allowance	$162,683	$171,882
Allowance for loan losses, impaired loans	$83,999	$87,364

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31, ($ in thousands).

	March 31,	December 31,
	2011	2010
Average recorded investment	$206,678	$192,706
Interest income recognized	$237	$1,379
Interest income received in cash	$161	$1,521

Loans are designated impaired when based on current information and events, it is probable the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).

During the three months ended March 31, 2011, the partnership modified three loans by extending the maturity date, lowering the interest rate, deferring some payments or reducing the monthly payment. One of the modified loans qualified as a troubled debt restructuring under GAAP resulting in a loss of approximately $50,000.

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

Activity in the allowance for loan losses is presented in the following table ($ in thousands).

	Three months ended March 31,
	2011	2010
Balance, beginning of year	$89,200	$23,086

Provision for loan losses	—	301

Charge-offs, net
Charge-offs	(3,925)	(483)
Recoveries	—	—
Charge-offs, net	(3,925)	(483)

Balance, March 31	$85,275	$22,904

Specific reserves	$83,999	$20,884
General reserves	1,276	2,020
Balance, March 31	$85,275	$22,904

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	1.93%	0.18%

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

As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant then set forth in the partnership’s loan agreement with certain banks. In the fourth quarter of 2009, the banks and the partnership entered into a forbearance agreement under which the banks agreed, among other things, to forbear from exercising their rights and remedies. The terms of the forbearance agreement included increasing the interest rate on the line of credit by 2.0 percentage points to the default rate (prime plus 1.5%) effective as of October 1, 2009 and charging a forbearance fee of $148,000. Other modifications of the loan terms included a reduction of the revolving loan commitment to $80 million; suspension of the revolving facility; and assignment of unassigned notes receivable secured by mortgages as additional collateral.

As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant. The bank loan balance at March 31, 2011 and December 31, 2010 was $42,500,000 and $50,000,000, respectively. The loan is scheduled to be paid off in June 2012.

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

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 53% and 48% at March 31, 2011 and 2010, respectively. Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Under the terms of the amended and restated loan agreement, distributions to electing limited partners cannot exceed a distribution rate of 2.1%. Accordingly, the partnership is restricted in its ability to increase distributions to the limited partners until the bank loan is repaid in full, which the partnership currently anticipates will occur on or about the scheduled maturity date of June 30, 2012. However, if borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then the partnership may be unable to service its scheduled debt payments during the loan term or may be unable to repay the bank loan in full on the maturity date.  As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the earnings or distributions within the limitations imposed by the bank loan.  Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves and the bank loan is repaid.  For the three months ended March 31, 2011 and 2010, the partnership distributed $1,339,000 and $2,006,000, respectively.

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

In the event the downturn in the real estate markets continues or worsens, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to protect its security interests in properties, maintain its real estate holdings, pay down amounts due under its bank loan and on mortgages payable, and maintain operations. It is anticipated liquidation payments will resume only when the partnership’s bank loan is paid in full and cash flows improve to levels that enable the partnership to accomplish these objectives.

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

Current Economic Conditions

The majority of the property the partnership owns and property securing the partnership’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area. As a result, the health of the California economy, the California real estate market and the credit markets is of primary concern. Credit markets for real estate secured assets continue to remain extremely tight, with the exception of financing for stabilized multi-family properties.

The de-leveraging of consumers, financial institutions and commercial businesses continues.  Financial institutions with an excess of real estate secured loans on their books, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality.  Historically, the real estate industry has relied upon a ready supply of capital in the form of loans.  These funds generally came from government sponsored agencies such as Fannie Mae, Freddie Mac, FHA, jumbo loan securitizations, as well as commercial lending institutions of many types holding loans for their own accounts.  The new reality is that the credit market has changed and may not recover in the near term.  There is discussion that Fannie Mae and Freddie Mac, the largest suppliers of credit for residential properties, may be wound down.   The real estate credit markets may not loosen up any time soon and may have changed, restrictively, forever from what they were just a few years ago.

In addition, CoreLogic released data showing that 11.1 million (23.1 percent) of all residential properties with a mortgage were in negative equity at the end of the fourth quarter of 2010, up from 10.8 million (22.5 percent) the previous quarter. Negative equity means that the borrower owes more than the value of the property. An additional 2.4 million borrowers had less than five percent equity, referred to as near-negative equity, in the fourth quarter. Together, negative equity and near-negative equity mortgages accounted for 27.9 percent of all residential properties with a mortgage nationwide. The borrowers that have mortgages larger than the value of their homes are in a difficult position along with their lenders. If the borrowers desire to sell their property for a myriad of reasons or have difficulty making their payments and are forced to sell their property they will not be able to generate sufficient proceeds from a sale to payoff their lenders unless they have sufficient cash assets that they choose to pay to the lender. Alternatively, they can let the lender take the property in satisfaction of their debt.   In these cases the homeowner loses their home and the lender loses a portion of their debt if they choose to sell the acquired property in the near term. Additionally, borrowers with negative equity will find most lenders unwilling to provide new or lower cost financing as there will be inadequate equity to provide a cushion should a borrower default upon their mortgage. This leaves borrowers with negative equity locked into their properties and bound to their existing lender for the foreseeable future.

During the first quarter of 2011, interest rates continued to remain low and for those that can qualify for new loans the cost of carrying a mortgage continued to help improve ownership affordability. Even as of May 12, 2011, the Freddie Mac interest rate for a 30-year fixed mortgage was 4.63 percent (with 0.7 points of cost).  In spite of historically low rates, credit remains difficult to obtain and consumers remain skeptical of real estate continuing to maintain value particularly in consideration of the declines in property values since 2007.  Therefore, many potential purchasers lack the confidence to purchase and demand for real estate remains at historical lows.

The number of California new and resale houses and condominiums sold during March 2011 was 36,417. That was up 33.3 percent from 27,320 in February, and down 2.4 percent from 37,295 for March 2010. California sales for the month of March have varied from a low of 24,565 in 2008 to a high of 68,848 in 2005.  Distressed property sales made up about 57 percent of California’s March resale market.  Of the existing homes sold, 39.3 percent were properties that had been foreclosed on during the past year. That was down from 40.1 percent in February and down from 40.3 percent in March a year ago. The all-time high was in February 2009 at 58.5 percent. Additionally, short sales – transactions where the sale price fell short of what was owed on the property – made up an estimated 17.6 percent of resales. That was down from an estimated 18.8 percent in February but the same as a year earlier and up from 11.4 percent two years ago.

The median price paid for a California home in March 2011 was $249,000, up 2.0 percent from $244,000 in February, and down 2.4 percent from $255,000 for March a year ago. The year-over-year decrease was the sixth in a row after eleven months of increases. The bottom of the current residential real estate cycle was $221,000 in April 2009, while the peak was at $484,000 in early 2007. While we are above the current historical median price low set in April 2009, the recent decreases in median price and low sales volumes continue to lead to expectations that real estate values will not increase significantly in the near term and are more indicative of a real estate market struggling with oversupply as a result of too many properties being delivered to the market from lenders due to borrower defaults and lack of demand.

The Gross Domestic Product (GDP) grew at a 1.8 percent rate during the first quarter of 2011.  While this is a positive sign that the overall US economy is improving, real estate, which was one of the worst hit industries of the Great Recession, continues to be severely and adversely impacted by the downturn of the last four years.  Jobs are an important factor effecting home affordability.  The national unemployment rose in the United States from 9.3 percent in 2009 to 9.6 percent in 2010, the highest level since 1983.   As of March 2011 the national unemployment rate had decreased to 8.8 percent, still high but moving downward as the economy has begun to create jobs.

At the same time, unemployment rose in California to its highest level since records began in 1976. In December 2010, the state posted a 12.5 percent unemployment rate, up from 12.2 percent in December 2009.  By March 2011 the unemployment rate in California had declined to 12.0 percent, which is a significant improvement but still an unemployment rate that clearly illustrates the economic difficulties in the state and the depth of the Great Recession.

The San Francisco Bay Area fared better than the state as a whole, with unemployment falling in the Silicon Valley from 11.5 percent in December 2009, to 10.7 percent in December 2010 and to 10.6 percent in March 2011 and in the San Francisco-Oakland region from 10.2 percent in December 2009, to 9.9 percent in December 2010 and rising to 10.0 percent as of March 2011. Overall, the rapid rise in unemployment in recent years has caused significant worker concerns regarding job security and lowered confidence in their own financial circumstances. Spending on new homes, upgrades to larger homes and remodeling of existing housing are all highly dependent upon consumer sentiment and financial circumstances. Until unemployment drops considerably or returns to more normal levels, residential real estate values and a more normal real estate market will be hard pressed to emerge and begin a solid recovery.

Overall, there are signs that general economic conditions are improving. Unemployment has remained high but is not generally rising. Home prices fell on average but not nearly by the magnitudes in preceding years. Interest rates are remaining low and consumer sentiment while low is improving. The ends of recessions and periods of home price depreciation are often one of the most opportune times to make loans. Borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines, are often the highest performing groups of borrowers in the long run. There is less competition from other lenders as they are still sitting on the sidelines or have left the industry altogether. With well collateralized loans, low loan-to-value lenders should avoid the dangers of lending into a bubble market and face limited exposure to further real estate value declines.

The company views the current economic conditions as a period in which to continue to stabilize its existing borrower base and to stabilize the properties it has acquired either through making cosmetic improvements in order to enhance the sale of these properties or to improve cash flows on properties held through leasing, improving tenancies and reducing property expenses.

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of March 31, 2011 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years

Bank loan, secured	$42,500	$32,250	$10,250	$—
Mortgages payable	42,850	7,734	4,306	30,810
Construction contracts	200	200	—	—
HOA special assessment	308	308	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$85,858	$40,492	$14,556	$30,810

PORTFOLIO REVIEW

Secured Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term. As of March 31, 2011, approximately 71% of the partnership’s loans (representing 86% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of March 31, 2011, approximately 33% of the loans outstanding (representing 59% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the three months ended March 31, ($ in thousands).

	2011	2010
Principal, beginning of year	$202,134	$268,445
New loans added	3	504
Borrower repayments	(5,824)	(15,564)
Foreclosures	(6,502)	(6,421)
Other	—	(440)
Principal, end of period	$189,811	$246,524

- Loan characteristics - Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Number of secured loans	72	79
Secured loans – principal	$189,811	$202,134
Secured loans – interest rates range (fixed)	2.75%-12.00%	2.75%-12.00%

Average secured loan – principal	$2,636	$2,559
Average principal as percent of total principal	1.39%	1.27%
Average principal as percent of partners’ capital	1.17%	1.12%
Average principal as percent of total assets	0.82%	0.79%

Largest secured loan - principal	$37,923	$37,923
Largest principal as percent of total principal	19.98%	18.76%
Largest principal as percent of partners’ capital	16.76%	16.67%
Largest principal as percent of total assets	11.86%	11.78%

Smallest secured loan - principal	$79	$79
Smallest principal as percent of total principal	0.04%	0.04%
Smallest principal as percent of partners’ capital	0.03%	0.03%
Smallest principal as percent of total assets	0.02%	0.02%

Number of counties where security is located (all California)	25	27
Largest percentage of principal in one county	29.14%	28.80%

Number of secured loans in foreclosure status	12	13
Secured loans in foreclosure – principal	$90,218	$55,146

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2011, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 19.98% of outstanding secured loans and 11.86% of partnership assets) has an interest rate of 9.25% and is secured by a condominium/apartment complex located in Sacramento County, California.  This loan matured July 1, 2010. The partnership has been pursuing the borrower on several fronts to obtain satisfaction of the debt, including having the courts place a receiver in charge of the property. In February 2011, the partnership filed a notice of default on the loan.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

- Lien positions - Secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	31	$76,055	40%	37	$85,535	43%
Second trust deeds	39	113,250	60	40	116,091	57
Third trust deeds	2	506	—	2	508	—
Total secured loans	72	189,811	100%	79	202,134	100%
Liens due other lenders at loan closing		224,222			232,081

Total debt		$414,033			$434,215

Appraised property value at loan closing		$649,429			$688,494

Percent of total debt to appraised
values (LTV) at loan closing (1)		63.75%			63.07%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	58	$148,576	78%	63	$155,241	77%
Multi-family	4	5,337	3	5	8,135	4
Commercial	9	35,353	19	10	38,212	19
Land	1	545	—	1	546	—
Total secured loans	72	$189,811	100%	79	$202,134	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types.  As of March 31, 2011 and December 31, 2010, $131,486,000 and $135,948,000, respectively, of the partnership’s loans were secured by condominium properties.

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

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2011	13	$12,460	7
2012	17	52,643	28
2013	14	5,645	3
2014	2	2,532	1
2015	8	1,954	1
Thereafter	4	2,208	1
Total future maturities	58	77,442	41
Matured at March 31, 2011	14	112,369	59
Total secured loans	72	$189,811	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Secured loans past maturity
Number of loans (2) (3)	14	13
Principal	$112,369	$95,264
Advances	17,562	14,424
Accrued interest	8,426	8,040
Loan balance	$138,357	$117,728
Percent of loans	59%	47%

(2)	The secured loans past maturity include 10 loans as of March 31, 2011 and December 31, 2010, also included in the secured loans in non-accrual status.

(3)	The secured loans past maturity include 12 and 11 loans as of March 31, 2011 and December 31, 2010, respectively, also included in the secured loans delinquency category.

- Delinquency - Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
30-89 days past due	$10,359	$8,083
90-179 days past due	318	2,511
180 or more days past due	151,249	156,866
Total past due	161,926	167,460
Current	27,885	34,674
Total secured loans	$189,811	$202,134

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the months ended March 31, 2011 and 2010 was $8,000 and $1,277,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at March 31, 2011 and December 31, 2010 was $11,654,000 and $12,078,000, respectively.

At March 31, 2011, the partnership had 14 workout agreements in effect with an aggregate principal of $18,269,000. Of the 14 borrowers, 13, with an aggregate principal of $17,849,000, had made all required payments under the workout agreements and were included in the above table as current.  Ten of the 14 loans, with an aggregate principal of $17,049,000 were designated impaired and 6 of the 10 impaired loans with an aggregate principal of $7,957,000 were in non-accrual status.

At December 31, 2010, the partnership had 14 workout agreements in effect with an aggregate principal of $20,444,000. Of the 14 borrowers, 11, with an aggregate principal of $19,097,000 had made all required payments under the workout agreements and the loans were included in the above table as current. The three loans, which were 90 or more days past due, were not designated impaired and were accruing interest. Ten of the 14 loans, with an aggregate principal of $19,223,000 were designated impaired and 6 of the 10 impaired loans with an aggregate principal of $10,131,000 were in non-accrual status.

- Loans in non-accrual status - Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2011	2010
Secured loans in nonaccrual status
Number of loans	25	28
Principal	$158,767	$167,500
Advances	17,986	18,153
Accrued interest	11,659	11,971
Loan balance	$188,412	$197,624
Foregone interest	$3,474	$12,012

At March 31, 2011 and December 31, 2010, there were 2 and 4 loans, respectively, with loan balances of $337,000 and $1,327,000, respectively, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under the section entitled “Allowance for Losses” above.

- Distribution by California counties - The distribution of secured loans outstanding by California counties is presented in the following table at March 31, 2011 and December 31, 2010 ($ in thousands).

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	42	$130,025	68%	44	$135,788	67%
Other Northern California	14	51,614	28	16	55,567	28
Southern California	16	8,172	4	19	10,779	5
Total secured loans	72	$189,811	100%	79	$202,134	100%

The partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2011, there were one such loans. These include loans for the ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed with the simple interest method and only on the amounts disbursed on a daily basis.

The status of the partnership’s loans, which are periodically disbursed as of March 31, 2011, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$17,000
Undisbursed funds	$—	$—

“Construction loans” are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of March 31, 2011, the partnership had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums. The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”. As of March 31, 2011 the partnership had $17,000,000 in Rehabilitation Loans, however, the borrower is in default negating any funding obligation. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included as the partnership is a smaller reporting company.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce provisions of the deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.          Risk Factors

Not included as the partnership is a smaller reporting company.

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

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	May 16, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	May 16, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 16, 2011