Form 10-Q
period 2011-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2011-08-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
[X] YES    [   ]  NO

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
JUNE 30, 2011 (unaudited) AND DECEMBER 31, 2010 (audited)
(in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$8,302	$7,054

Loans
Secured by deeds of trust, net of discount of $2,881 at December 31, 2010
Principal	177,707	202,134
Advances	18,693	18,190
Accrued interest	11,887	13,119
Unsecured	155	85
Allowance for loan losses	(79,230)	(89,200)
Net loans	129,212	144,328

Real estate owned (REO)
Held for sale	33,717	54,206
Held as investment, net	123,866	115,411
REO, net	157,583	169,617

Receivable from affiliate	—	18
Other assets, net	1,061	971

Total assets	$296,158	$321,988

LIABILITIES AND CAPITAL
Liabilities
Bank loan, secured	$35,000	$50,000
Mortgages payable	30,834	36,270
Accounts payable	2,424	2,609
Deferred revenue	—	109
Payable to affiliate	1,804	973
Total liabilities	70,062	89,961

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	222,845	228,193
General partners’ capital (deficit), net	(780)	(734)
Total partners’ capital	222,065	227,459

Non-controlling interest	4,031	4,568
Total capital	226,096	232,027

Total liabilities and capital	$296,158	$321,988

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue, net
Interest income
Loans	$542	$1,944	$1,300	$5,018
Imputed interest on formation loan	79	142	204	289
Other interest income	1	16	2	39
Total interest income	622	2,102	1,506	5,346

Interest expense
Bank loan, secured	630	893	1,360	1,810
Mortgages payable	773	286	1,325	331
Amortization of discount on formation loan	79	142	204	289
Total interest expense	1,482	1,321	2,889	2,430

Net interest income/(expense)	(860)	781	(1,383)	2,916

Late fees	1	4	4	28
Other	2	3	4	7
Total revenues, net	(857)	788	(1,375)	2,951

Provision/(recovery) for loan losses	(1,262)	12,001	(1,262)	12,302

Operating Expenses
Mortgage servicing fees	1,091	303	1,273	886
Asset management fees	240	306	487	610
Costs from Redwood Mortgage Corp.	456	112	566	224
Professional services	398	420	522	782
REO
Rental operations, net	(224)	274	(817)	134
Holding costs	455	278	805	333
Loss on disposal	54	338	54	561
Impairment loss	1,593	—	1,593	89
Other	(3)	61	14	100
Total operating expenses	4,060	2,092	4,497	3,719
Net income (loss)	$(3,655)	$(13,305)	$(4,610)	$(13,070)

Net income (loss)
Limited partners (99%)	$(3,619)	$(13,172)	$(4,564)	$(12,939)
General partners (1%)	(36)	(133)	(46)	$(131)
	$(3,655)	$(13,305)	$(4,610)	$(13,070)

Net income (loss) per $1,000 invested by limited partners for entire period
Where income is reinvested	$(13)	$(40)	$(17)	$(39)
Where partner receives income in monthly distributions	$(14)	$(41)	$(18)	$(40)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2011
(in thousands) (unaudited)

	Limited Partners
	Capital			Total
	Account	Unallocated	Formation	Limited
	Limited	Syndication	Loan,	Partners’
	Partners	Costs	Gross	Capital

Balance, December 31, 2010	$238,581	$(1,016)	$(9,372)	$228,193
Formation loan payments received	—	—	582	582
Net income (loss)	(4,564)	—	—	(4,564)
Allocation of syndication costs	(174)	174	—	—
Withdrawals	(1,366)	—	—	(1,366)
Early withdrawal penalties	—	—	—	—

Balance, June 30, 2011	$232,477	$(842)	$(8,790)	$222,845

	General Partners
	Capital/		Total
	(Deficit)		General
	Account	Unallocated	Partners’	Total
	General	Syndication	Capital/	Partners’
	Partners	Costs	(Deficit)	Capital

Balance, December 31, 2010	$(724)	$(10)	$(734)	$227,459
Formation loan payments received	—	—	—	582
Net income (loss)	(46)	—	(46)	(4,610)
Allocation of syndication costs	(2)	2	—	—
Withdrawals	—	—	—	(1,366)
Early withdrawal penalties	—	—	—	—

Balance, June 30, 2011	$(772)	$(8)	$(780)	$222,065

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(in thousands) (unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(4,610)	$(13,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of borrowings-related origination costs	552	86
Imputed interest on formation loan	(204)	(289)
Amortization of discount on formation loan	204	289
Provision/(recovery) for loan losses	(1,262)	12,302
Depreciation from rental operations	831	615
REO-loss on disposal	54	—
REO-impairment loss	1,593	89
Change in operating assets and liabilities
Accrued interest	54	(1,261)
Advances on loans	(1,502)	(733)
Receivable from affiliate	18	(133)
Other assets	(620)	(556)
Accounts payable	(926)	(152)
Deferred revenue	(109)	—
Payable to affiliate	831	(938)
Net cash provided by (used in) operating activities	(5,096)	(3,751)

Cash flows from investing activities
Loans originated	(60)	(943)
Principal collected on loans	9,052	18,026
Refund/(payments) for development of real estate	(114)	(4,822)
Proceeds from disposition of real estate	26,857	5,385
Net cash provided by (used in) investing activities	35,735	17,646

Cash flows from financing activities
Payments on bank loan	(15,000)	(25,500)
Mortgages taken	—	19,600
Payments on mortgages	(13,070)	(1,452)
Partners’ withdrawals	(1,366)	(1,952)
Formation loan payments received	582	971
Increase/(decrease) in non-controlling interest	(537)	340
Net cash provided by (used in) financing activities	(29,391)	(7,993)

Net increase (decrease) in cash and cash equivalents	1,248	5,902

Cash and cash equivalents, beginning of year	7,054	11,161

Cash and cash equivalents, end of period	$8,302	$17,063

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(in thousands) (unaudited)

	2011	2010
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$8,812	$34,872

Cash paid for interest	$2,685	$2,055

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners are Michael R. Burwell (“Burwell”), an individual, Gymno Corporation (“Gymno”) and Redwood Mortgage Corp. (“RMC”), both California corporations that are owned and controlled directly or indirectly, by Michael R. Burwell through his individual stock ownership and as trustee of certain family trusts. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of June 30, 2011 the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15900 et seq. of the California Corporations Code.

The partnership completed its sixth offering stage in 2008. No additional offerings are contemplated at this time.  Sales commissions owed to securities broker/dealers in conjunction with the offerings, are not paid directly out of the offering proceeds by the partnership. These commissions are paid by RMC as consideration for the exclusive right to originate loans for RMI VIII.  To fund the payment of these commissions, during the offering periods, the partnership lent amounts to RMC to pay all sales commissions and amounts payable in connection with unsolicited orders to invest.

On loans originated for RMI VIII, RMC may collect loan brokerage commissions (points) limited to an amount not to exceed four percent per year of the total partnership assets. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after one percent of profits and losses is allocated to the general partners. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Income taxes – federal and state – are the obligation of the limited partners, if and when taxes apply, other than for the annual California franchise taxes levied on and paid by the partnership.

Burwell, Gymno, and RMC, as the general partners, are entitled to one percent of the profits and losses of RMI VIII. Beginning with calendar year 2010, and continuing until January 1, 2020, Gymno and RMC each assigned its right to one-third of one percent of profits and losses to Burwell in exchange for Burwell assuming one hundred percent of the general partners’ equity deficit.

Beginning with the worldwide financial crisis in 2008, continuing with the Great Recession, and on-going into 2011, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement dated October 2010 (and the preceding forbearance agreement) resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 1 – GENERAL (continued)

Formation loan

RMC financed the payments to broker-dealers by borrowing funds (“the formation loan”) from RMI VIII.  The formation loan is non-interest bearing and is being repaid equally over an approximate ten-year period commencing the year after the close of a partnership offering.  Interest has been imputed at the market rate of interest in effect in the years the offerings closed.

If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

The formation loan is deducted from limited partners’ capital in the consolidated balance sheets. As payments are received from RMC, the formation loan’s balance outstanding and the deduction from capital is reduced.

Commission and fees paid by borrowers to the general partners

Brokerage commissions, loan originations – the partnership agreement provides for RMC to collect a loan brokerage commission for fees in connection with the review, selection, evaluation, negotiation and extension of loans, that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed four percent of the total company assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.

Other fees – the partnership agreement provides for RMC or Gymno to receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the company.

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are allocated to individual partners consistent with the partnership agreement.

Withdrawals

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
  June 30, 2011 (unaudited)

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
  June 30, 2011 (unaudited)

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
  June 30, 2011 (unaudited)

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

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement; a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal.

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
  June 30, 2011 (unaudited)

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
  June 30, 2011 (unaudited)

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

Recently issued accounting pronouncements

The FASB has issued ASU 2011-02 (April 2011), “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. The partnership adopted ASU 2011-02 effective January 1, 2011.

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”.  The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The company is evaluating the effect of the ASU.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to $(36,000) and $(133,000) for the three months ended and $(46,000) and $(131,000) for the six months ended June 30, 2011 and 2010, respectively.

Formation loan

Formation loan transactions are presented in the following table at June 30, 2011 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on imputed interest	(1,205)
Formation loan made, net	21,362
Repayments to date	(13,134)
Early withdrawal penalties applied	(643)
Formation loan, net	7,585
Unamortized discount on imputed interest	1,205
Balance, June 30, 2011	$8,790

During the three months ended June 30, 2011 and 2010, $79,000, and $142,000, respectively, was recorded related to amortization of the discount on imputed interest, and for the six months ended June 30, 2011 and 2010, $204,000, and $289,000, respectively, was recorded.

The following commissions and fees are paid by borrowers to the general partners.

Brokerage commissions, loan originations

There were no loan brokerage commissions paid by the borrowers in the three and six months ended June 30, 2011 and 2010.

Other fees

Other fees totaled $755 and $3,080 for the three month periods ended June 30, 2011 and 2010, respectively, and $1,205 and $4,310 for the six month periods ended June 30, 2011 and 2010, respectively.

The following fees are paid by the partnership to RMC.

Mortgage servicing fees

RMC may earn mortgage servicing fees of up to 1.5% annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from RMI VIII.  Historically, RMC charged one percent annually, and at times waived additional amounts to improve the partnership’s earnings.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Mortgage servicing fees (continued)

Mortgage servicing fees are summarized in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Chargeable by RMC	$1,636	$517	$1,909	$1,392
Waived by RMC	(545)	(214)	(636)	(506)
Charged	$1,091	$303	$1,273	$886

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). At times, the general partners have charged less than the maximum allowable rate to enhance the partnership’s earnings. Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

Asset management fees for the three months ended June 30, 2011 and 2010, were $240,000 and $306,000, respectively, and for the six months ended June 30, 2011 and 2010, were $487,000 and $610,000, respectively. No asset management fees were waived during any period reported.

Costs from RMC

RMC, an affiliate of the general partners, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion.  Operating expenses were $456,000 and $112,000, for the three months ended June 30, 2011 and 2010, respectively, and $566,000 and $224,000, for the six months ended June 30, 2011 and 2010, respectively.  To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of June 30, 2011, approximately 70% of the partnership’s loans (representing 86% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of June 30, 2011, approximately 34% of the loans outstanding (representing 63% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	Six months ended June 30,
	2011	2010
Principal, beginning of year	$202,134	$268,445
New loans added	60	943
Borrower repayments	(8,997)	(18,026)
Foreclosures	(15,490)	(11,309)
Principal, end of period	$177,707	$240,053

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
Number of secured loans	64	79
Secured loans – principal	$177,707	$202,134
Secured loans – interest rates range (fixed)	4.75-12.00%	2.75-12.00%

Average secured loan – principal	$2,777	$2,559
Average principal as percent of total principal	1.56%	1.27%
Average principal as percent of partners’ capital	1.25%	1.12%
Average principal as percent of total assets	0.94%	0.79%

Largest secured loan – principal	$37,923	$37,923
Largest principal as percent of total principal	21.34%	18.76%
Largest principal as percent of partners’ capital	17.08%	16.67%
Largest principal as percent of total assets	12.80%	11.78%

Smallest secured loan – principal	$79	$79
Smallest principal as percent of total principal	0.04%	0.04%
Smallest principal as percent of partners’ capital	0.04%	0.03%
Smallest principal as percent of total assets	0.03%	0.02%

Number of counties where security is located (all California)	24	27
Largest percentage of principal in one county	30.25%	28.80%

Number of secured loans in foreclosure status	16	13
Secured loans in foreclosure – principal	$116,008	$55,146

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of June 30, 2011, the partnership’s largest loan, in the unpaid principal balance of $37,923,000 (representing 21.34% of outstanding secured loans and 12.80% of partnership assets) has an interest rate of 9.25% and is secured by a condominium/apartment complex located in Sacramento County, California. This loan matured July 1, 2010. The partnership has been pursuing the borrower on several fronts to obtain satisfaction of the debt, including having the courts place a receiver in charge of the property. In February 2011, the partnership filed a notice of default on the loan.  In May 2011, the borrower filed bankruptcy.  In July 2011, the partnership was granted relief of stay by the bankruptcy court enabling the foreclosure to proceed.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	June 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	9	$53,781	30%	11	$58,233	29%
San Francisco Bay Area (1)	27	66,237	38	33	77,555	38
Northern California (1)	13	50,519	28	16	55,567	28
Southern California	15	7,170	4	19	10,779	5
Total secured loans	64	$177,707	100%	79	$202,134	100%

(1)	Excludes line(s) above

Loans disbursements/construction loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of June 30, 2011, there was one such loan; however, the borrower is in default negating any funding obligation.

The status of the partnership’s loans, which are periodically disbursed as of June 30, 2011, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$17,000
Undisbursed funds	$—	$—

Construction loans are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of June 30, 2011, the partnership had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums. The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”. As of June 30, 2011 the partnership had $17,000,000 in Rehabilitation Loans, however, the borrower is in default negating any funding obligation. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

Lien positions

Secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	29	$70,129	40%	37	$85,535	43%
Second trust deeds	33	107,073	60	40	116,091	57
Third trust deeds	2	505	—	2	508	—
Total secured loans	64	177,707	100%	79	202,134	100%
Liens due other lenders at loan closing		213,255			232,081

Total debt		$390,962			$434,215

Appraised property value at loan closing		$591,277			$688,494

Percent of total debt to appraised values (LTV) at loan closing (2)		66.12%			63.07%

(2)
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

Property type

Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	June 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	51	$137,203	77%	63	$155,241	77%
Multi-family	3	4,611	3	5	8,135	4
Commercial	9	35,348	20	10	38,212	19
Land	1	545	—	1	546	—
Total secured loans	64	$177,707	100%	79	$202,134	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Property type (continued)

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of June 30, 2011 and December 31, 2010, $122,670,000 and $135,948,000, respectively, of the partnership’s loans were secured by condominium properties.

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2011	9	$9,786	6
2012	16	52,307	29
2013	13	4,644	3
2014	2	2,531	1
2015	8	1,947	1
Thereafter	4	2,195	1
Total future maturities	52	73,410	41
Matured at June 30, 2011	12	104,297	59
Total secured loans	64	$177,707	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Matured loans

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of June 30, 2011.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Matured loans (continued)

Secured loans past maturity are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
Secured loans past maturity
Number of loans (3) (4)	12	13
Principal	$104,297	$95,264
Advances	18,191	14,424
Accrued interest	7,613	8,040
Loan balance	$130,101	$117,728
Percent of loans	59%	47%

(3)	The secured loans past maturity include nine and ten loans as of June 30, 2011 and December 31, 2010, respectively, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include 12 and 11 loans as of June 30, 2011 and December 31, 2010, respectively, also included in the secured loans delinquency category.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
30-89 days past due	$7,628	$8,083
90-179 days past due	6,138	2,511
180 or more days past due	146,354	156,866
Total past due	160,120	167,460
Current	17,587	34,674
Total secured loans	$177,707	$202,134

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the six months ended June 30, 2011 and 2010 was $291,000 and $1,886,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at June 30, 2011 and December 31, 2010 was $11,333,000 and $12,078,000, respectively.

At June 30, 2011, the partnership had eight workout agreements in effect with an aggregate principal of $4,261,000. Of the eight borrowers, seven, with an aggregate principal of $4,145,000, had made all required payments under the workout agreements and were included in the above table as current.  Four of the eight loans, with an aggregate principal of $1,137,000 were designated impaired and were in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency (continued)

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

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
Secured loans in nonaccrual status
Number of loans	25	28
Principal	$157,456	$167,500
Advances	18,644	18,153
Accrued interest	10,990	11,971
Loan balance	$187,090	$197,624
Foregone interest	$6,751	$12,012

At June 30, 2011 and December 31, 2010, there were seven and four loans, respectively, with loan balances of $5,943,000 and $1,327,000, respectively, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired loans

Secured loans designated as impaired loans are summarized in the following table at and for the six months ended June 30, 2011 and for the year ended December 31, 2010 ($ in thousands).

	June 30,	December 31,
	2011	2010
Principal	$161,818	$180,242
Recorded investment (5)	$192,079	$211,236
Impaired loans without allowance	$35,838	$39,354
Impaired loans with allowance	$156,241	$171,882
Allowance for loan losses, impaired loans	$75,701	$87,364

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans (continued)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
Average recorded investment	$201,658	$192,706
Interest income recognized	$289	$1,379
Interest income received in cash	$153	$1,521

Modifications and troubled debt restructurings

During the six months ended June 30, 2011, the partnership modified three loans by extending the maturity date, lowering the interest rate, deferring some payments or reducing the monthly payment. Two of the modified loans qualified as a troubled debt restructuring under GAAP resulting in a loss of approximately $63,000.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Six months ended June 30,
	2011	2010
Balance, beginning of year	$89,200	$23,086

Provision/(recovery) for loan losses	(1,262)	12,302

Charge-offs, net
Charge-offs	(8,708)	(570)
Recoveries	—	—
Charge-offs, net	(8,708)	(570)

Balance, June 30	$79,230	$34,818

Specific reserves	$75,701	$31,169
General reserves	3,529	3,649
Balance, June 30	$79,230	$34,818

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	4.43%	0.23%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$71,150	77%	$78,802	77%
Multi-family	1,060	3	1,760	4
Commercial	7,010	20	8,628	19
Land	10	—	10	—
Total for secured loans	$79,230	100%	$89,200	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$79,230	100%	$89,200	100%

NOTE 6 – REAL ESTATE OWNED (REO), HELD FOR SALE

REO, held for sale activity and changes in the net realizable values are summarized in the following table ($ in thousands).

	Six months ended June 30,
	2011	2010
REO held for sale, beginning of year	$54,206	$8,102
Acquisitions	—	7,188
Dispositions	(18,664)	(5,385)
Improvements/betterments/(refunds)	(75)	9
Charge-offs	—	(245)
Changes in net realizable values	(1,750)	(89)
REO, held for sale, June 30,	$33,717	$9,580

REO, held for sale summarized by property type is presented in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
Number of properties	7	10

Property type
Single family	$7,461	$7,099
Multi-family	14,556	32,777
Commercial	11,700	14,330
Total REO, held for sale	$33,717	$54,206

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

The results of operations for rental properties in REO, held for sale is presented in the following table ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Rental income	$164	$146	$540	$226

Operating expenses
Property taxes	27	87	91	89
Management, administration and insurance	94	15	259	9
Utilities, maintenance and other	45	27	118	51
Advertising and promotions	(1)	1	1	1
Total operating expenses	165	130	469	150
Net operating income	(1)	16	71	76
Depreciation	—	—	—	—
Rental operations, net(1)	$(1)	$16	$71	$76

(1)
Interest expense on the mortgages securing the rental property was $321,000 and $84,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $533,000 and $129,000 for the six month periods ended June 30, 2011 and 2010, respectively.

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET

For REO, held as investment, the activity and changes in the impairment reserves are summarized in the following table for the six months ended June 30 ($ in thousands).

	Net Realizable Value		Accumulated Depreciation
	2011	2010	2011	2010
Balance, beginning of year	$115,411	$102,833	$1,807	$507
Acquisitions	17,187	31,108	—	—
Dispositions	(8,247)	—	(40)	—
Improvements/betterments	189	1,391	—	—
Designated REO, held for sale	—	—	—	—
Changes in net realizable values	157	—	—	—
Depreciation	(831)	(617)	831	617
Balance, June 30	$123,866	$134,715	$2,598	$1,124

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET continued

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
Number of properties	17	13

Property type
Single family	$11,613	$9,399
Multi-family	90,942	86,813
Commercial	16,281	14,170
Land	5,030	5,029
Total REO, held as investment, net	$123,866	$115,411

At June 30, 2011, the partnership was holding three properties classified as Land until such time as the distressed market improves. Three Single family residences with a carrying value of $7,907,000 were under construction and/or rehabilitation.  At December 31, 2010, three properties with a carrying value of $7,537,000 were under construction and/or rehabilitation.

The results of operations for rental properties in REO, held as investment are presented in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Number of properties	11	6	11	6
Rental income	$1,804	$1,512	$3,601	$2,496
Operating expenses
Property taxes	274	232	510	406
Management, administration and insurance	528	379	838	572
Utilities, maintenance and other	332	918	658	1,098
Advertising and promotions	9	4	18	15
Total operating expenses	1,143	1,533	2,024	2,091
Net operating income	661	(21)	1,577	405
Depreciation	436	269	831	615
Rental operations, net(1)	$225	$(290)	$746	$(210)

(1)
Interest expense on the mortgages securing the rental property was $452,000 and $202,000 for the three months ended June 30, 2011 and 2010, respectively, and $792,000 and $202,000 for the six months ended June 30, 2011 and 2010, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

In the second quarter of 2011, the partnership acquired properties at two locations through foreclosure.
-
Condominium units (3) in an eight unit building in San Francisco, California.  The recorded investment was approximately $1,362,000.  Two of the units are subject to separate mortgages with an aggregate amount owed of $830,000, each with variable interest rates, currently between 2.8% and 3.9%.

-
Condominium units (32) in a 81 unit complex, in Hayward, California. The recorded investment was approximately $5,000,000. An independent management firm has been engaged to oversee rental operations of the units.

In the first quarter of 2011, the partnership acquired three properties through foreclosure.
-
Multi-family complex in Santa Clara, California (The Element, LLC). The  recorded investment was approximately $8,130,000. The property was subject to an interest-only mortgage loan with a balance at acquisition of approximately $6,800,000 and an interest rate of 6.25%. In June 2011, the Element, LLC was sold for $8,800,000.

-
Condominium units (9) in a 37 unit complex, in Yuba City, California (Lincoln Village LLC). The recorded investment was approximately $495,000. An independent management firm has been engaged to oversee rental operations of the units.

-
Recreation property (45.7 acres) in Pine Grove, California (Pine Acres LLC). The recorded investment was approximately $2,200,000. An independent management firm has been engaged to oversee rental operations of the units.

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

The bank loan balance was $35,000,000 and $50,000,000, at June 30, 2011 and December 31, 2010, respectively.

The required minimum principal payments are $16,500,000 for the remainder of 2011 and $18,500,000 for 2012.

 REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 8 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	June 30,	December 31,
Lender	2011	2010
Chase	$436	$—
Interest rate 2.83%
Matures July 1, 2033
Monthly payment $2,726
GMAC	393	—
Interest rate 3.88%
Matures August 1, 2034
Monthly payment $2,055
First National Bank of Northern California	2,419	2,437
Interest rate 7.00%
Matures September 1, 2011
Monthly payment $17,043
Business Partners	7,625	7,789
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $78,767
NorthMarq Capital	19,233	19,436
Interest rate 2.99%
Matures July 1, 2015
Monthly payment (1) $123,247
PNC Bank	—	5,869
Interest rate 4.16%
Matures May 1, 2017
Monthly payment (1) $43,748
Wells Fargo Bank	385	392
Interest rate 3.00%
Matures October 1, 2032
Monthly payment $2,038
Wells Fargo Bank (Wachovia Mortgage)	343	347
Interest rate 5.26%
Matures September 15, 2032
Monthly payment $2,240
Total mortgages payable	$30,834	$36,270

(1)	monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 9 – SYNDICATION COSTS

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees.  Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Syndication costs of $5,010,000 had been incurred by the partnership with the following distribution through June 30, 2011, ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(3,970)
June 30, 2011 balance	$850

NOTE 10 – FAIR VALUE

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

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011 are presented in the table below:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$—	$—
REO, held for sale	$—	$—	$33,717	$33,717
REO, held as investment, net	$—	$—	$9,044	$9,044

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 10 – FAIR VALUE (continued)

Non-recurring basis (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 are presented in the table below:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$211,236	$211,236
REO, held for sale	$—	$—	$54,206	$54,206
REO, held as investment, net	$—	$—	$19,002	$19,002

The following methods and assumptions were used to estimate the fair value.

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $15,836,000 and $22,019,000 at June 30, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans. Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate owned (REO), net. Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
  June 30, 2011 (unaudited)

NOTE 10 – FAIR VALUE (continued)

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $35,000,000 at June 30, 2011. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5.0% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with a 21-month loan term.

(f)
Mortgages payable. The partnership has mortgages payable (see Note 8 for details). The interest rates are deemed to be at market rates, and the other terms and conditions are deemed to be customary for the secured properties.

NOTE 11 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011:

The partnership acquired through foreclosure, a condominium complex located in Lodi, California, which had a recorded investment of approximately $3,200,000 (classified as REO held as investment) and an investment property located in San Francisco, California, which had a recorded investment of approximately $13,510,000 (classified as REO held for sale).

The partnership sold real property (classified REO held for sale) located in Calabasas, California, with a recorded investment of $2,700,000, for a gain of approximately $65,000.

Sales contracts for two REO with recorded investments totaling $12,150,000 have been signed by the general partners.  The purchasers are completing their due diligence.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, expectations as to when the partnership’s bank loan will be repaid, additional foreclosures in 2011, expectations regarding the level of loan delinquencies, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

Management estimates

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies.

Related Parties

See Note 1 (General) and Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of various partnership activities for which the general partners and related parties are compensated, and other related-party transactions, including the formation loan.

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended June 30, 2011 versus 2010		Changes during the six months ended June 30, 2011 versus 2010
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$(1,402)	(72)%	$(3,718)	(74)%
Imputed interest on formation loan	(63)	(44)	(85)	(29)
Other interest income	(15)	(94)	(37)	(95)
Total interest income	(1,480)	(70)	(3,840)	(72)

Interest expense
Bank loan, secured	(263)	(29)	(450)	(25)
Mortgages payable	487	170	994	300
Amortization of discount on imputed interest	(63)	(44)	(85)	(29)
Total interest expense	161	12	459	19

Net interest income/(expense)	(1,641)	(210)	(4,299)	(147)

Late fees	(3)	(75)	(24)	(86)
Other	(1)	(33)	(3)	(43)
Total revenues, net	(1,645)	(209)	(4,326)	(147)

Provision for loan losses	(13,263)	(111)	(13,564)	(110)

Operating expenses
Mortgage servicing fees	788	260	387	44
Asset management fees	(66)	(22)	(123)	(20)
Costs from Redwood Mortgage Corp.	344	307	342	153
Professional services	(22)	(5)	(260)	(33)
REO
Rental operations, net	(498)	(182)	(951)	(710)
Holding costs	177	64	472	142
Loss on disposal	(284)	(84)	(507)	(90)
Impairment loss	1,593	—	1,504	1,690
Other	(64)	(105)	(86)	(86)
Total operating expenses, net	1,968	94	778	21

Net income (loss)	$9,650	(73)%	$8,460	(65)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the partnership’s financial condition, results of operations and cash flows

As noted in prior reports, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and conditions of the amended and restated loan agreement (the “bank loan”) resulted in significant changes in the lending and business operations of the partnership that are on-going.

Real estate sales, investment, and construction continue to be at greatly reduced levels.  Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify.  The secondary market for mortgages on commercial real estate continues at low volumes of activity and is not a source of liquidity to the industry.  The result is that our borrowers are experiencing on-going difficulty in refinancing their loans from the partnership and/or selling the properties securing those loans to generate the cash to repay us.

The cash proceeds received by the partnership from loan payments, loan payoffs, sale of real estate owned (REO), and third-party mortgages obtained on stabilized properties that the partnership has taken back through foreclosure or otherwise obtained are used predominately to pay down the amount outstanding on the bank loan.  The amount outstanding on the bank loan, after the July 2011 payments were made, was $32,250,000, a reduction of $17,750,000 since December 31, 2010, and a reduction of $52,750,000 since September 2009.

Since the inception of the financial crisis (2008) and the resultant Great Recession (2009), the partnership’s portfolio has continued to migrate from predominately performing loans to impaired loans and REO.  Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $296,158,000 at June 30, 2011 (a decline of $128,715,000 or 30%).  Net loans, the total of loan principal, advances, accrued interest, net of the allowance for loan losses, declined over the same time period from $386,589,000 to $129,212,000 (a decline of $257,377,000 or 67%).  REO increased from $25,693,000 at December 31, 2008, to $157,583,000 at June 30, 2011, as a consequence of the loan collection efforts undertaken by the general partners.  Our ownership of the collateral which secured our loans is the most effective means of maintaining or improving the value of the properties and is the best alternative for preserving partners’ capital.

The continuing primary focus of the general partners is the preservation of the limited partners’ capital while dealing with the historic declines in liquidity in the markets and the constraints imposed by the amended terms of the bank loan. While the financial markets continue in turmoil in August 2011, the general partners are mindful that progress toward the repayment of the bank loan in full is on-schedule and, depending on the anticipated completion of transactions in contract and the sale of REO, will occur at maturity on June 30, 2012, or before.

Comparison of the three and six month periods ended June 30, 2011 versus the same periods ended June 30, 2010

Revenue – Interest income - Loans

The interest income on loans decreased for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in non-accrual loans for the three and six month periods ended June 30, 2011, resulting in approximately $85,000 and $919,000, respectively, of additional foregone interest (i.e., interest not recorded for financial reporting purposes on loans designated as in nonaccrual status) in 2011 compared to 2010.

The table below recaps the quarterly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Three months ended June 30,			Six months ended June 30,
	Average	Stated		Average	Stated
	Secured	Average	Effective	Secured	Average	Effective
	Loan	Yield	Yield	Loan	Yield	Yield
	Balance	Rate	Rate	Balance	Rate	Rate
2010	$243,267	8.77%	3.20%	$252,336	8.81%	3.98%
2011	$189,771	8.46%	1.14%	$196,425	8.46%	1.32%

Interest Expense – Bank Loan, secured, and other Borrowings

The decreased interest expense related to the partnership’s bank loan (previously line of credit) for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, is related primarily to a decrease in the average daily borrowing, which was $39,129,000 and $43,292,000 for the three and six month periods ended June 30, 2011, respectively, as compared to $68,648,000 and $72,635,000 for the same periods in 2010, respectively.

The increased interest expense on mortgages is primarily due to increases in the average daily outstanding mortgage balances from $24,654,000 for the three months ended June 30, 2010 to $40,122,000 for the three months ended June 30, 2011 and from $13,661,000 for the six months ended June 30, 2010 to $41,152,000 for the six months ended June 30, 2011.  Included in the average daily balances for both the three and six month periods ended June 30, 2011, was the mortgage of $6,804,000, related to the Element LLC, which was acquired in February 2011, and sold in June 2011.  Also, the sale of SF Dore, LLC in May 2011, and the pay off of the related mortgage, resulted in an acceleration of the amortization of debt origination fees of approximately $230,000.

Provision for losses on loans/allowance for loan losses

The provision for losses on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter. A recovery of previous provisions was required for the three and six month periods ending June 30, 2011, compared to a required provision for the same periods in 2011.

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Six months ended June 30,
	2011	2010
Balance, beginning of year	$89,200	$23,086

Provision/(recovery) for loan losses	(1,262)	12,302

Charge-offs, net
Charge-offs	(8,708)	(570)
Recoveries	—	—
Charge-offs, net	(8,708)	(570)

Balance, June 30	$79,230	$34,818

Specific reserves	$75,701	$31,169
General reserves	3,529	3,649
Balance, June 30	$79,230	$34,818

Ratio of charge-offs, net during the period to average secured loans outstanding during the period	4.43%	0.23%

Secured loans designated as impaired loans are summarized in the following table at and for the six months ended June 30, 2011 and for the year ended December 31, 2010 ($ in thousands).

	June 30,	December 31,
	2011	2010
Principal	$161,818	$180,242
Recorded investment (1)	$192,079	$211,236
Impaired loans without allowance	$35,838	$39,354
Impaired loans with allowance	$156,241	$171,882
Allowance for loan losses, impaired loans	$75,701	$87,364

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	June 30,	December 31,
	2011	2010
Average recorded investment	$201,658	$192,706
Interest income recognized	$289	$1,379
Interest income received in cash	$153	$1,521

Modifications and troubled debt restructurings

During the six months ended June 30, 2011, the partnership modified three loans by extending the maturity date, lowering the interest rate, deferring some payments or reducing the monthly payment. Two of the modified loans qualified as a troubled debt restructuring under GAAP resulting in a loss of approximately $63,000.

Operating Expenses

The increases in mortgage servicing fees for the three and six month periods ended June 30, 2011, compared to the same periods in 2010 were due to amounts recorded in 2011 for servicing fees not accrued on impaired loans in prior periods.  In prior periods, servicing fees on impaired loans were recognized when paid, either at the time the loan was paid or a foreclosure sale was completed.

The increase in costs from RMC for the three and six month periods ended June 30, 2011, compared to the same periods in 2010 were due to reimbursement of qualifying charges permitted in the partnership agreement.  In 2010, RMC did not request reimbursement for all costs qualifying for reimbursement, which it may do from time to time in its sole discretion.

The decrease in professional services for the three month period ended June 30, 2011, compared to the same period in 2010 was primarily due to a reduced need for consultants related to the secured loan and SEC matters of $27,000.  The decrease in professional services for the six month period ended June 30, 2011, compared to the same period in 2010 was due to a reduced need for accounting services, audits and tax return processing of $238,000.

The increase in rental operations for the three and six month periods ended June 30, 2011 compared to the same periods in 2010 is attributable to the partnership’s acquisition, since June 30, 2010, of seven additional properties, which the general partners determined, at the time of acquisition, would best serve the partnership at such time to be rented rather than sold (one was sold in February 2011, and another in April 2011, as the market for these properties had improved). The properties range from a single condominium unit up to a 126 unit condominium complex, along with a detached single-family residence and commercial property. Independent, professional management firms were engaged to oversee operations at each of the larger or complex properties.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three and six months ended June 30, ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Rental income	$1,968	$1,658	$4,141	$2,722

Operating expenses
Property taxes	301	319	601	495
Management, administration and insurance	622	394	1,097	581
Utilities, maintenance and other	377	945	776	1,149
Advertising and promotions	8	5	19	16
Total operating expenses	1,308	1,663	2,493	2,241
Earnings/(loss) before depreciation	660	(5)	1,648	481
Depreciation	436	269	831	615
Rental operations, net(1)	$224	$(274)	$817	$(134)

(1)	Interest expense on the mortgages securing the rental property was $773,000 and $1,325,000 for the three and six month periods ended June 30, 2011, respectively.

The increases in real estate owned holding costs for the three month period ended June 30, 2011, compared to the same period in 2010, is primarily due to the increases in the number of REO properties.

The decreases in loss on disposal of real estate for the three and six month periods ended June 30, 2011, compared to the same periods in 2010, is primarily due the gain on sale of a condominium building in June 2011, offsetting the losses from other REO sales.

Liquidity and Capital Resources

Historically, the partnership relies upon loan payoffs, borrowers’ mortgage payments, rents, and sale of real estate owned for the source of funds for new loans, partnership operations, and partner distributions and liquidations.

Beginning with the worldwide financial crisis in 2008, and on-going into 2011, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement (and the preceding forbearance agreement) resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant. The bank loan balance at June 30, 2011 and December 31, 2010 was $35,000,000 and $50,000,000, respectively. The loan is scheduled to be paid off in June 2012.

Cash received from loan payments, loan payoffs, the sale of real estate owned and third-party mortgages obtained on stabilized properties that we own and are included in REO is predominantly used to pay down the amount outstanding on the bank loan, to make the periodic interest and principal payments on the loan, to protect the security interest in the collateral securing the loans from senior debt and claims, to maintain and develop REO, to meet the operating expenses of the partnership, and to fund periodic payments to limited partners that elected monthly, quarterly and annual distributions.

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

Contractual Obligations, Commitments, and Contingencies

Contractual obligations of the partnership are summarized in the following table as of June 30, 2011 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years

Bank loan, secured	$35,000	$35,000	$—	$—
Mortgages payable	30,834	3,249	1,776	25,809
Construction contracts	200	200	—	—
HOA special assessment	123	123	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—
Total	$66,157	$38,572	$1,776	$25,809

See Note 4 (Loans) and Note 11 (Commitments and contingencies, other than loan commitments) to the financial statements included in Part I, Item I of this report for a detailed presentation of commitments and contingencies.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 53% and 49% at June 30, 2011 and 2010, respectively. Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Under the terms of the amended and restated loan agreement dated October 2010, distributions to electing limited partners cannot exceed a distribution rate of 2.1%. Accordingly, the partnership is restricted in its ability to increase distributions to the limited partners until the bank loan is repaid in full, which the partnership currently anticipates will occur on or about the scheduled maturity date of June 30, 2012. However, if borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then the partnership may be unable to service its scheduled debt payments during the loan term or may be unable to repay the bank loan in full on the maturity date. As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the earnings or distributions within the limitations imposed by the bank loan. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves and the bank loan is repaid. For the three months ended June 30, 2011 and 2010, the partnership distributed $1,269,000 and $2,012,000, respectively.  For the six months ended June 30, 2011 and 2010, the partnership distributed $2,608,000 and $4,018,000, respectively.

Withdrawals of limited partners’ capital

The partnership agreement also provides for the limited partners to withdraw their capital account subject to certain limitations and penalties. In March 2009, in response to economic conditions then existing, as to the financial-market crisis, the dysfunction of the credit markets, the distress in the real estate markets, and the expected cash needs of the partnership, the partnership suspended capital liquidations and is not accepting new liquidation requests until further notice.

Under the terms of the amended and restated loan agreement (dated October 2010) withdrawals of limited partners’ capital are not permitted. The bank loan is scheduled to be paid off in June 2012. Liquidation requests of approximately $2,700,000 remained unfulfilled at June 30, 2011 and liquidations for future periods are suspended until future notice.

Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner. In addition, since March 16, 2009, the partnership significantly reduced the amount of the cash distributions made to the limited partners, who had made the election to receive distributions of their pro-rata share of the net income.

Valuation of partners’ capital as units

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

Current Economic Conditions

The United States’ 2011 economy followed a year of positive quarterly economic activity which ranged from 2.3 percent to 3.9 percent in 2010 as measured by Gross Domestic Product slowed significantly to 0.4 percent and 1.3 percent for the first and second quarters of 2011, respectively.  Unemployment which has lingered above 9 percent for three years shows only limited signs of improvement.  The Federal government spent the majority of June and July 2011 wrangling over raising the national debt ceiling and while at the last minute they accomplished the task, the negotiations and contention placed concern upon our government’s abilities to handle its financial affairs.  As such, the Standard and Poor’s rating agency lowered the United States’ credit rating for the first time in history.  In early August 2011, the fallout from these and other factors reached a crescendo and caused significant turmoil in the financial markets with many indices’ falls exceeding ten percent.  The general economic environment is uncertain and shows only limited signs of future improvement.

The Federal Reserve’s stated policy to keep interest rates at zero to 25 basis points until at least 2013 would seem to encourage borrowers to seek financing so as to lock in or take advantage of today’s interest rates.  However, in spite of the historically low interest rate environment credit remains incredibly tight and often unattainable for borrowers.  As such the deleveraging of America continues as debt is paid off or paid down rather than rolled over at what would be lower carry rates.  Loans for real estate continue to be provided almost exclusively by the government sponsored agencies of Fannie Mae, Freddie Mac and FHA.  The opportunity for lenders willing to enter the commercial real estate lending market is high as many excellent lending opportunities exist, competition is low, the lack of competition premium is high and the likelihood of future real estate collateral value reductions is less after the real estate value reductions the industry has suffered over the last four years.

The majority of the property securing the company’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area.  As a result the health of the California real estate market is a primary concern.  Since 2007 values of California real estate have declined significantly from a median high in early 2007 of $484,000 to the current median price in July 2011 of $253,000 an approximately 48 percent reduction to the median price.  The July 2011 median price of $253,000 is higher than the median price low point of $221,000 in April 2009 but not as high as the most recent median high of $270,000 in June of 2010.

The number of new and resale homes sold statewide in California during June 2011 was estimated at 38,975 homes and condominiums.  California’s average number of home sales for June 2010 was 49,929 and the number of 2011 June home sales was 38,975 an 11.3 percent decline from June 2010.  Of the homes sold in June 2011 approximately 50 percent were either a short sale or a lender foreclosed property.

California borrower defaults resulting in lenders filing of a Notice of Default has declined considerably from their high point over the last four years of 135,431 during the first quarter of 2009.  For the second quarter of 2011, 53,493 Notices of Default were filed against defaulted borrowers.  This was down 17 percent from the first quarter of 2011 and down 19.2 percent form the second quarter of 2010.  As these numbers fall the amount of property taken back by lenders and being put to the market will also decline helping to lead to future real estate price stability and a likely lower amount of real estate inventory.

There are signs that precipitously falling real estate values have ended, which resulted from the financial crisis of 2008 and the ensuing Great Recession of 2009, and that we may be entering a period of real estate price stability.  A period such as this is an opportune time to be a real estate lender as borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines, are often the highest performing groups of borrowers.  There is less competition from other lenders as they are still sitting on the sidelines or have left the industry altogether.  Premium interest rates are achievable with reduced competition.  With well collateralized loans at very attractive and highly secured loan to value ratio’s lenders avoid the danger of lending into a bubble market and face limited exposure due to any minor further real estate value declines.

Portfolio Review

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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
31.3 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	August 15, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	August 15, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 15, 2011