Form 10-Q
period 2011-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2011-11-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
September 30, 2011 (unaudited) and December 31, 2010 (audited)
(in thousands)

ASSETS

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$3,492	$7,054

Loans
Secured by deeds of trust, net of discount of $2,881 at December 31, 2010
Principal	97,230	202,134
Advances	7,140	18,190
Accrued interest	5,193	13,119
Unsecured	52	85
Allowance for loan losses	(34,129)	(89,200)
Net loans	75,486	144,328

Real estate owned (REO)
Held for sale	61,220	54,206
Held as investment, net	160,744	115,411
REO, net	221,964	169,617

Receivable from affiliate	331	18
Other assets, net	1,105	971

Total assets	$302,378	$321,988

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$26,750	$50,000
Mortgages payable	44,414	36,270
Accounts payable	7,440	2,609
Deferred revenue	109	109
Payable to affiliate	1,016	973
Total liabilities	79,729	89,961

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	219,441	228,193
General partners’ capital (deficit), net	(811)	(734)
Total partners’ capital	218,630	227,459

Non-controlling interest	4,019	4,568
Total capital	222,649	232,027

Total liabilities and capital	$302,378	$321,988

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue, net
Interest income
Loans	$435	$1,151	$1,735	$6,169
Imputed interest on formation loan	97	135	301	424
Other interest income	2	5	4	44
Total interest income	534	1,291	2,040	6,637

Interest expense
Bank loan, secured	528	815	1,888	2,625
Mortgages payable	348	430	1,673	761
Amortization of discount on formation loan	97	135	301	424
Total interest expense	973	1,380	3,862	3,810

Net interest income/(expense)	(439)	(89)	(1,822)	2,827

Late fees	5	8	9	36
Other	1	31	5	38
Total revenues, net	(433)	(50)	(1,808)	2,901

Provision/(recovery) for loan losses	983	24,977	(279)	37,279

Operating Expenses
Mortgage servicing fees	1,098	373	2,371	1,259
Asset management fees	225	301	712	911
Costs from Redwood Mortgage Corp.	305	111	871	335
Professional services	179	320	701	1,102
REO
Rental operations, net	(406)	(713)	(1,223)	(579)
Holding costs	198	155	1,003	488
Loss/(gain) on disposal	(82)	14	(28)	575
Impairment loss/(gain)	59	(138)	1,652	(49)
Other	93	(43)	107	57
Total operating expenses	1,669	380	6,166	4,099
Net income (loss)	$(3,085)	$(25,407)	$(7,695)	$(38,477)

Net income (loss)
Limited partners (99%)	$(3,054)	$(25,153)	$(7,618)	$(38,092)
General partners (1%)	(31)	(254)	(77)	(385)
	$(3,085)	$(25,407)	$(7,695)	$(38,477)

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$(13)	$(73)	$(30)	$(112)
Where partner receives income in monthly distributions	$(12)	$(78)	$(30)	$(118)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2011
(in thousands) (unaudited)

	Limited Partners
	Capital			Total
	Account	Unallocated	Formation	Limited
	Limited	Syndication	Loan,	Partners’
	Partners	Costs	Gross	Capital
Balance, December 31, 2010	$238,581	$(1,016)	$(9,372)	$228,193
Formation loan payments received	—	—	872	872
Net income (loss)	(7,618)	—	—	(7,618)
Allocation of syndication costs	(262)	262	—	—
Withdrawals	(2,006)	—	—	(2,006)
Early withdrawal penalties	—	—	—	—

Balance, September 30, 2011	$228,695	$(754)	$(8,500)	$219,441

	General Partners
	Capital/		Total
	(Deficit)		General
	Account	Unallocated	Partners’	Total
	General	Syndication	Capital/	Partners’
	Partners	Costs	(Deficit)	Capital

Balance, December 31, 2010	$(724)	$(10)	$(734)	$227,459
Formation loan payments received	—	—	—	872
Net income (loss)	(77)	—	(77)	(7,695)
Allocation of syndication costs	(2)	2	—	—
Withdrawals	—	—	—	(2,006)
Early withdrawal penalties	—	—	—	—

Balance, September 30, 2011	$(803)	$(8)	$(811)	$218,630

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(in thousands) (unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(7,695)	$(38,477)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination costs	685	223
Imputed interest on formation loan	(301)	(424)
Amortization of discount on formation loan	301	424
Provision/(recovery) for loan losses	(279)	37,279
Depreciation from rental operations	1,311	999
REO-loss/(gain) on disposal	(28)	575
REO-impairment loss/(gain)	1,652	(49)
Change in operating assets and liabilities
Accrued interest	183	(1,314)
Advances on loans	(1,639)	(1,955)
Receivable from affiliate	(313)	(11)
Other assets	(748)	(1,435)
Accounts payable	(1,239)	179
Payable to affiliate	43	(1,225)
Net cash provided by (used in) operating activities	(8,067)	(5,211)

Cash flows from investing activities
Loans originated	(85)	(4,705)
Principal collected on loans	12,727	20,689
Refund/(payments) for development of real estate	(219)	(6,354)
Cash acquired through foreclosure sales	810	—
Proceeds from disposition of real estate	29,477	5,436
Net cash provided by (used in) investing activities	42,710	15,066

Cash flows from financing activities
Payments on bank loan	(23,250)	(29,415)
Mortgages taken	—	19,600
Payments on mortgages	(13,272)	(1,646)
Partners’ withdrawals	(2,006)	(2,946)
Formation loan payments received	872	1,450
Increase/(decrease) in non-controlling interest	(549)	340
Net cash provided by (used in) financing activities	(38,205)	(12,617)

Net increase (decrease) in cash and cash equivalents	(3,562)	(2,762)

Cash and cash equivalents, beginning of year	7,054	11,161

Cash and cash equivalents, end of period	$3,492	$8,399

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(in thousands) (unaudited)

	2011	2010
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$57,054	$19,074

Cash paid for interest	$3,561	$3,386

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC, a California limited liability company formerly known as Gymno Corporation which was converted from a California corporation to a limited liability company at the close of business on September 30, 2011 (“Gymno”) and Michael R. Burwell (“Burwell”), an individual.  Prior to Gymno’s conversion to a limited liability company, The Redwood Group, Ltd., a California corporation and parent corporation owning all of the outstanding shares of RMC (“Redwood Group”), acquired all of the outstanding shares of Gymno Corporation in exchange for shares of its common stock. Redwood Group was then merged into its wholly-owned subsidiary RMC which resulted in Gymno Corporation becoming a wholly-owned subsidiary of RMC before Gymno Corporation was converted into Gymno LLC. RMC is owned and controlled directly or indirectly, by Michael R. Burwell through his individual stock ownership and as trustee of certain family trusts. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of September 30, 2011 the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 1 – GENERAL (continued)

Beginning with the worldwide financial crisis in 2008, continuing with the Great Recession, and on-going through 2011, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement dated October 2010 (and the preceding forbearance agreement) resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

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

The formation loan is deducted from limited partners’ capital in the consolidated balance sheets. As payments are received from RMC, the formation loan’s balance outstanding and the deduction from capital are reduced.

Commission and fees paid by borrowers to the general partners

Brokerage commissions, loan originations – the partnership agreement provides for RMC to collect a loan brokerage commission for fees in connection with the review, selection, evaluation, negotiation and extension of loans, that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed four percent of the total company assets per year. The loan brokerage commissions are paid by the borrowers and are not an expense of the partnership.

Other fees – the partnership agreement provides for RMC or Gymno to receive fees for processing, notary, document preparation, credit investigation, reconveyance, and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

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
September 30, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Term of the partnership

The partnership is scheduled to terminate in 2032, unless sooner terminated as provided in the partnership agreement.

Basis of presentation

The partnership’s consolidated financial statements include the accounts of its 100%-owned subsidiaries, Altura, LLC, Appian Property Company, LLC, Borrette Property Company, LLC, Broadway Property Company LLC, Diablo Villa Property Company, LLC, Diamond Heights Winery, LLC, The Element, LLC, Elk Grove Property Company, LLC, Fremont Investment Property Company, LLC, Grand Villa Glendale, LLC, Howard Street Property Investors LLC, Lincoln Village LLC, Lombard Property Company, LLC, Pine Acres LLC, Richmond Eddy Property Management, LLC, Second Street Midtown Property Company, LLC, SF Dore LLC, SF Stagehouse Property Company, LLC, Winchester Property Company LLC, and the partnership’s 72.5%-owned subsidiary, Larkin Property Company, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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
September 30, 2011 (unaudited)

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
September 30, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal.

From time to time, the partnership negotiates and enters into loan modifications with borrowers whose loans are delinquent.  If the loan modification results in a significant reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized. In the normal course of the partnership’s operations, loans that mature are renewed and/or the maturity is extended. If at the time of renewal the loan is not designated as impaired and the renewal is at terms reflecting then current market rates and conditions, the loan is not designated impaired.

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
September 30, 2011 (unaudited)

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

Real estate owned (REO), held as investment, net

REO, held as investment, net includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. REO, held as investment, net is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, net, plus any cash flows during the expected holding period. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

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

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”. The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The partnership is evaluating the effect of the ASU.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $(31,000) and $(254,000) for the three months ended and $(77,000) and $(385,000) for the nine months ended September 30, 2011 and 2010, respectively.

Formation loan

Formation loan transactions are presented in the following table at September 30, 2011 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,458)
Formation loan made, net	21,109
Repayments to date	(13,424)
Early withdrawal penalties applied	(643)
Formation loan, net	7,042
Unamortized discount on formation loan	1,458
Balance, September 30, 2011	$8,500

An estimated amount of imputed interest is recorded for any outstanding offerings. During the three months ended September 30, 2011 and 2010, $97,000, and $135,000, respectively, was recorded related to imputed interest, and for the nine months ended September 30, 2011 and 2010, $301,000, and $424,000, respectively, was recorded.

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

Brokerage commissions, loan originations

There were no loan brokerage commissions paid by the borrowers in the three and nine months ended September 30, 2011 and 2010.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Other fees

Other fees totaled $1,155 and $1,064 for the three month periods ended September 30, 2011 and 2010, respectively, and $2,360 and $5,374 for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Mortgage servicing fees are summarized in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Chargeable by RMC	$1,648	$560	$3,557	$1,952
Waived by RMC	(550)	(187)	(1,186)	(693)
Charged to RMI VIII	$1,098	$373	$2,371	$1,259

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

Asset management fees for the three months ended September 30, 2011 and 2010 were $225,000 and $301,000, respectively, and for the nine months ended September 30, 2011 and 2010, were $712,000 and $911,000, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $305,000 and $111,000, for the three months ended September 30, 2011 and 2010, respectively, and $871,000 and $335,000, for the nine months ended September 30, 2011 and 2010, respectively. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of September 30, 2011, approximately 67% of the partnership’s loans (representing 74% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of September 30, 2011, approximately 33% of the loans outstanding (representing 79% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	Nine months ended September 30,
	2011	2010
Principal, January 1	$202,134	$268,445
New loans added	85	1,055
Purchased loans, net	—	3,650
Borrower repayments	(12,569)	(20,689)
Foreclosures	(92,420)	(17,431)
Principal, September 30	$97,230	$235,030

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2011	2010
Number of secured loans	54	79
Secured loans – principal	$97,230	$202,134
Secured loans – interest rates range (fixed)	4.75-12.00%	2.75-12.00%

Average secured loan – principal	$1,801	$2,559
Average principal as percent of total principal	1.85%	1.27%
Average principal as percent of partners’ capital	0.82%	1.12%
Average principal as percent of total assets	0.60%	0.79%

Largest secured loan – principal	$16,645	$37,923
Largest principal as percent of total principal	17.12%	18.76%
Largest principal as percent of partners’ capital	7.61%	16.67%
Largest principal as percent of total assets	5.50%	11.78%

Smallest secured loan – principal	$79	$79
Smallest principal as percent of total principal	0.08%	0.04%
Smallest principal as percent of partners’ capital	0.04%	0.03%
Smallest principal as percent of total assets	0.03%	0.02%

Number of counties where security is located (all California)	23	27
Largest percentage of principal in one county	33.31%	28.80%

Number of secured loans in foreclosure status (1)	10	13
Secured loans in foreclosure – principal (1)	$40,016	$55,146

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

(1)  During October 2011, the partnership received $2,557,000 from the sale of a building securing a loan in foreclosure.

As of September 30, 2011, the partnership’s largest loan, in the unpaid principal balance of $16,645,000 (representing 17.12% of outstanding secured loans and 5.50% of partnership assets) has an interest rate of 10.00% and is secured by a condominium/apartment complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership has been working with the borrower to assist with the sale of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	September 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	7	$32,383	33%	11	$58,233	29%
San Francisco Bay Area (1)	24	50,498	52	33	77,555	38
Northern California (1)	9	7,454	8	16	55,567	28
Southern California	14	6,895	7	19	10,779	5
Total secured loans	54	$97,230	100%	79	$202,134	100%

(1)	Excludes line(s) above

Loans disbursements/construction loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of September 30, 2011, there was one such loan; however, the borrower is in default negating any funding obligation.

The status of the partnership’s loans, which are periodically disbursed as of September 30, 2011, is set forth below ($ in thousands).

	Complete Construction	Rehabilitation
Disbursed funds	$—	$16,645
Undisbursed funds	$—	$355

Construction loans are determined by the management to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties. For each such construction loan, the partnership has approved a maximum balance for such loan; however, disbursements are made in phases throughout the construction process. As of September 30, 2011, the partnership had no commitments for construction loans. Upon project completion construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio.

The partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums. The refurbished units will then be sold to new owners, repaying the partnership’s loan. These loans are referred to by management as “Rehabilitation Loans”. As of September 30, 2011 the partnership had $17,000,000 in Rehabilitation Loans, however, the borrower is in default negating any funding obligation. While the partnership does not classify Rehabilitation Loans as Construction Loans, Rehabilitation Loans carry some of the same risks as Construction Loans. There is no limit on the amount of Rehabilitation Loans the partnership may make.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Lien positions

Secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	23	$31,644	32%	37	$85,535	43%
Second trust deeds	29	65,082	67	40	116,091	57
Third trust deeds	2	504	1	2	508	—
Total secured loans	54	97,230	100%	79	202,134	100%
Liens due other lenders at loan closing		174,526			232,081

Total debt		$271,756			$434,215

Appraised property value at loan closing		$461,647			$688,494

Percent of total debt to appraised
values (LTV) at loan closing (2)		58.87%			63.07%

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

Property type

Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	September 30, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	43	$75,487	77%	63	$155,241	77%
Multi-family	3	4,611	5	5	8,135	4
Commercial	7	16,587	17	10	38,212	19
Land	1	545	1	1	546	—
Total secured loans	54	$97,230	100%	79	$202,134	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of September 30, 2011 and December 31, 2010, $63,523,000 and $135,948,000, respectively, of the partnership’s loans were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Property type (continued)

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2011	3	$4,777	4
2012	17	38,581	40
2013	11	3,167	3
2014	2	2,531	3
2015	7	1,619	2
Thereafter	4	2,175	2
Total future maturities	44	52,850	54
Matured at September 30, 2011	10	44,380	46
Total secured loans	54	$97,230	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes 3 loans with an aggregate principal of $1,015,000 which have had their maturity dates extended, which are not consider impaired, and 3 loans with a aggregate principal of $639,000 which are renewals.

Matured loans

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of September 30, 2011.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Matured loans (continued)

Secured loans past maturity are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2011	2010
Secured loans past maturity
Number of loans (3) (4)	10	13
Principal	$44,380	$95,264
Advances	6,661	14,424
Accrued interest	2,120	8,040
Loan balance	$53,161	$117,728
Percent of loans	46%	47%

(3)	The secured loans past maturity include seven and ten loans as of September 30, 2011 and December 31, 2010, respectively, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include eight and eleven loans as of September 30, 2011 and December 31, 2010, respectively, also included in the secured loans delinquency category.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	September 30,	December 31,
	2011	2010
Past due
30-89 days	$1,839	$8,083
90-179 days	1,286	2,511
180 or more days	74,484	156,866
Total past due	77,609	167,460
Current	19,621	34,674
Total secured loans	$97,230	$202,134

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the nine months ended September 30, 2011 and 2010 was $422,000 and $2,334,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at September 30, 2011 and December 31, 2010 was $4,826,000 and $12,078,000, respectively.

At September 30, 2011, the partnership had eight workout agreements in effect with an aggregate principal of $4,259,000. Of the eight borrowers, five, with an aggregate principal of $3,249,000, had made all required payments under the workout agreements and were included in the above table as current. Four of the eight loans, with an aggregate principal of $1,135,000 were designated impaired and were in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

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

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2011	2010
Secured loans in nonaccrual status
Number of loans	21	28
Principal	$81,072	$167,500
Advances	7,092	18,153
Accrued interest	4,313	11,971
Loan balance	$92,477	$197,624
Foregone interest	$5,290	$12,012

At September 30, 2011 and December 31, 2010, there were five and four loans, respectively, with loan balances of $6,145,000 and $1,327,000, respectively, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired loans

Secured loans designated as impaired loans are summarized in the following table at and for the nine months ended September 30, 2011 and for the year ended December 31, 2010 ($ in thousands).

	September 30,	December 31,
	2011	2010
Principal	$88,467	$180,242
Recorded investment (5)	$100,631	$211,236
Impaired loans without allowance	$46,653	$39,354
Impaired loans with allowance	$53,978	$171,882
Allowance for loan losses, impaired loans	$32,495	$87,364

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans (continued)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	September 30,	December 31,
	2011	2010
Average recorded investment	$155,934	$192,706
Interest income recognized	$579	$1,379
Interest income received in cash	$228	$1,521

Modifications and troubled debt restructurings

During the nine months ended September 30, 2011, the partnership modified six loans by extending the maturity date, lowering the interest rate, deferring some payments or reducing the monthly payment. Two of the modified loans qualified as a troubled debt restructuring under GAAP resulting in a loss of approximately $63,000.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Nine months ended September 30,
	2011	2010
Balance, January 1	$89,200	$23,086

Provision/(recovery) for loan losses	(279)	37,279

Charge-offs, net
Charge-offs	(54,792)	(1,215)
Recoveries	—	—
Charge-offs, net	(54,792)	(1,215)

Balance, September 30,	$34,129	$59,150

Specific reserves	$32,495	$57,450
General reserves	1,634	1,700
Balance, September 30	$34,129	$59,150

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	29.88%	0.49%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$32,435	77%	$78,802	77%
Multi-family	60	5	1,760	4
Commercial	1,624	17	8,628	19
Land	10	1	10	—
Total for secured loans	$34,129	100%	$89,200	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$34,129	100%	$89,200	100%

NOTE 6 – REAL ESTATE OWNED (REO), HELD FOR SALE

REO, held for sale activity and changes in the net realizable values are summarized in the following table ($ in thousands).

	Nine months ended September 30,
	2011	2010
REO, held for sale, January 1	$54,206	$8,102
Acquisitions	16,200	9,726
Dispositions	(21,202)	(5,449)
Improvements/betterments/(refunds)	(13)	9
Designated from real estate held as investment	14,019	16,380
Charge-offs	—	(245)
Changes in net realizable values	(1,809)	49
Depreciation	(181)	—
REO, held for sale, September 30	$61,220	$28,572

REO, held for sale summarized by property type is presented in the following table ($ in thousands).

	September 30,	December 31,
	2011	2010
Number of properties	10	10

Property type
Single family	$6,093	$7,099
Multi-family	23,327	32,777
Commercial	31,800	14,330
Total REO, held for sale	$61,220	$54,206

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

The results of operations for rental properties in REO, held for sale is presented in the following table ($ in thousands). The table below reflects rental operations, net for those properties classified as REO, held for sale at September 30, 2011 and September 30, 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Rental income	$381	$706	$1,773	$932

Operating expenses
Property taxes	53	104	260	193
Management, administration and insurance	127	213	711	222
Utilities, maintenance and other	199	68	727	119
Advertising and promotions	2	—	7	1
Total operating expenses	381	385	1,705	535
Net operating income	—	321	68	397
Depreciation	48	73	181	73
Rental operations, net(1)	$(48)	$248	$(113)	$324

(1)
Interest expense on the mortgages securing the rental property was $60,000 and $263,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $782,000 and $392,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

In the third quarter of 2011, the partnership acquired through foreclosure, a development site located in San Francisco County, California, currently operating as a parking lot. The property is adjacent to the proposed TransBay terminal and is zoned for a high-rise building. The recorded investment was approximately $16,200,000.

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET

For REO, held as investment, the activity and changes in the impairment reserves are summarized in the following table for the nine months ended September 30 ($ in thousands).

	Net Realizable Value		Accumulated Depreciation
	2011	2010	2011	2010
Balance, January 1	$115,411	$102,833	$1,807	$507
Acquisitions	68,340	35,025	—	—
Dispositions	(8,247)	—	(41)	—
Improvements/betterments	232	2,342	—	—
Designated REO, held for sale	(14,019)	(16,380)	—	(73)
Changes in net realizable values	157	—	—	—
Depreciation	(1,130)	(999)	1,130	999
Balance, September 30	$160,744	$122,821	$2,896	$1,433

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	September 30,	December 31,
	2011	2010
Number of properties	20	13

Property type
Single family	$10,272	$9,399
Multi-family	132,995	86,813
Commercial	12,447	14,170
Land	5,030	5,029
Total REO, held as investment, net	$160,744	$115,411

At September 30, 2011, the partnership was holding three properties classified as Land until such time as the distressed market improves. Three single-family residences with a carrying value of $7,934,000 were under construction and/or rehabilitation. At December 31, 2010, three properties with a carrying value of $7,537,000 were under construction and/or rehabilitation.

The results of operations for rental properties in REO, held as investment are presented in the following table for the three and nine months ended September 30 ($ in thousands). The table below reflects rental operations, net for those properties classified as REO, held as investment at September 30, 2011 and September 30, 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of properties	14	5	14	5
Rental income	$1,807	$1,059	$4,556	$3,555
Operating expenses
Property taxes	300	170	694	576
Management, administration and insurance	467	58	980	630
Utilities, maintenance and other	185	50	392	1,148
Advertising and promotions	10	5	24	20
Total operating expenses	962	283	2,090	2,374
Net operating income	845	776	2,466	1,181
Depreciation	391	311	1,130	926
Rental operations, net(1)	$454	$465	$1,336	$255

(1)
Interest expense on the mortgages securing the rental property was $288,000 and $167,000 for the three months ended September 30, 2011 and 2010, respectively, and $891,000 and $369,000 for the nine months ended September 30, 2011 and 2010, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

In the third quarter of 2011, the partnership acquired five properties through foreclosure.
-
Condominium units (4) in a 37 unit building in Alameda County, California. The recorded investment was approximately $600,000. An independent management firm has been engaged to oversee rental operations of the units.

-
Multi-family complex in Sacramento County, California (Elk Grove Property Company, LLC). The partnership acquired 257 of the 280 units. The recorded investment was approximately $41,000,000. The property was subject to a mortgage loan with a balance at acquisition of approximately $13,780,000 and an interest rate of 7.50%.

-
Condominium units (15) in a 30 unit complex, in Alameda County, California (Second Street Midtown Property Company, LLC). The recorded investment was approximately $3,150,000. An independent management firm has been engaged to oversee rental operations of the units.

-
Condominium units (29) in a 50 unit complex, in Contra Costa County, California. The recorded investment was approximately $3,190,000. An independent management firm has been engaged to oversee rental operations of the units.

-
A 38 unit multi-family complex, in San Joaquin County, California (Winchester Property Company, LLC). The recorded investment was approximately $3,213,000. An independent management firm has been engaged to oversee rental operations of the units.

In the second quarter of 2011, the partnership acquired properties at two locations through foreclosure.
-
Condominium units (3) in a 19 unit building in San Francisco County, California. The recorded investment was approximately $1,362,000. Two of the units are subject to separate mortgages with an aggregate amount owed of $830,000, each with variable interest rates at acquisition between 2.8% and 3.9%, and were assigned to real estate held for sale in the third quarter. The remaining unit, a common storage area and signage rental space, has been assigned to SF Stagehouse Property Company, LLC.

-
Condominium units (32) in an 81 unit complex, in Alameda County, California. The recorded investment was approximately $5,000,000. An independent management firm has been engaged to oversee rental operations of the units.

In the first quarter of 2011, the partnership acquired three properties through foreclosure.
-
Multi-family complex in Santa Clara County, California (The Element, LLC). The recorded investment was approximately $8,130,000. The property was subject to an interest-only mortgage loan with a balance at acquisition of approximately $6,800,000 and an interest rate of 6.25%. In June 2011, the Element, LLC was sold for $8,800,000.

-
Condominium units (9) in a 36 unit complex, in Sutter County, California (Lincoln Village LLC). The recorded investment was approximately $495,000. An independent management firm has been engaged to oversee rental operations of the units.

-
Recreation property (45.7 acres) in Amador County, California (Pine Acres LLC). The recorded investment was approximately $2,200,000. An independent management firm has been engaged to oversee rental operations of the units.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

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

The bank loan balance was $26,750,000 and $50,000,000, at September 30, 2011 and December 31, 2010, respectively.

The required minimum principal payments are $8,250,000 for the remainder of 2011 and $18,500,000 for 2012.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 8 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	September 30,	December 31,
Lender	2011	2010
Chase	$434	$—
Interest rate 3.52%
Matures July 1, 2033
Monthly payment $2,728
GMAC	393	—
Interest rate 3.88%
Matures August 1, 2034
Monthly payment $2,055
East West Bank	13,782	—
Interest rate 7.50%
Matures February 5, 2012
Monthly payment $98,347
First National Bank of Northern California(2)	2,411	2,437
Interest rate 7.00%
Matures September 1, 2011
Monthly payment $17,043
Business Partners	7,541	7,789
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $78,767
NorthMarq Capital	19,131	19,436
Interest rate 2.95%
Matures July 1, 2015
Monthly payment (1) $123,901
PNC Bank	—	5,869
Interest rate 4.16%
Matures May 1, 2017
Monthly payment (1) $43,748
Wells Fargo Bank	382	392
Interest rate 3.00%
Matures October 1, 2032
Monthly payment $2,038
Wells Fargo Bank (Wachovia Mortgage)	340	347
Interest rate 5.13%
Matures September 15, 2032
Monthly payment $2,233
Total mortgages payable	$44,414	$36,270

(1)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)
In October, 2011 the partnership refinanced the mortgage with First National Bank. The refinancing required a principal payment to reduce the balance to $2,210,000, the interest rate was reduced to 5.70%, and the maturity date changed to November 1, 2016.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 9 – SYNDICATION COSTS

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Syndication costs of $5,010,000 had been incurred by the partnership with the following distribution through September 30, 2011, ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,058)
September 30, 2011 balance	$762

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

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$—	$—
REO, held for sale	$—	$—	$61,220	$61,220
REO, held as investment, net	$—	$—	$58,910	$58,910

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 10 – FAIR VALUE (continued)

Non-recurring basis (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 are presented in the following table ($ in thousands).

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

(b)
Secured loans. The fair value of the non-impaired loans of $8,832,000 and $22,019,000 at September 30, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)

NOTE 10 – FAIR VALUE (continued)

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $26,750,000 at September 30, 2011. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5.0% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with a 21-month loan term.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2011:

The partnership acquired through foreclosure, a single-family residence located in Fortuna, California, which had a recorded investment of approximately $260,000.

The partnership sold a condominium unit in San Francisco, California at its recorded investment.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, expectations as to when the partnership’s bank loan will be repaid, additional foreclosures in 2011, expectations regarding the level of loan delinquencies, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, and the use of excess cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended September 30, 2011 versus 2010		Changes during the nine months ended September 30, 2011 versus 2010
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$(716)	(62)%	$(4,434)	(72)%
Imputed interest on formation loan	(38)	(28)	(123)	(29)
Other interest income	(3)	(60)	(40)	(91)
Total interest income	(757)	(59)	(4,597)	(69)

Interest expense
Bank loan, secured	(287)	(35)	(737)	(28)
Mortgages payable	(82)	(19)	912	120
Amortization of discount on formation loan	(38)	(28)	(123)	(29)
Total interest expense	(407)	(29)	52	1

Net interest income/(expense)	(350)	393	(4,649)	(164)

Late fees	(3)	(38)	(27)	(75)
Other	(30)	(97)	(33)	(87)
Total revenues, net	(383)	766)	(4,709)	(162)

Provision for loan losses	(23,994)	(96)	(37,558)	(101)

Operating expenses
Mortgage servicing fees	725	194	1,112	88
Asset management fees	(76)	(25)	(199)	(22)
Costs from Redwood Mortgage Corp.	194	175	536	160
Professional services	(141)	(44)	(401)	(36)
REO
Rental operations, net	307	(43)	(644)	111
Holding costs	43	28	515	106
Loss/(gain) on disposal	(96)	(686)	(603)	(105)
Impairment loss/(gain)	197	(143)	1,701	(3,471)
Other	136	(316)	50	88
Total operating expenses, net	1,289	339	2,067	50

Net income (loss)	$22,322	(88)%	$30,782	(80)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the partnership’s financial condition, results of operations and cash flows

As we have noted in our prior reports on Form 10-Q and Form 10-K, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and conditions of the amended and restated loan agreement (the “bank loan”) have resulted in significant changes in the lending and business operations of the partnership that are on-going.

Real estate sales, investment, and construction continue to be at greatly reduced levels, particularly as to single family homes. Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify. Multi family properties that are stabilized and profitable can qualify for Fannie and Freddie loans, but the loan underwriting is severely restricting. The secondary market for mortgages on commercial real estate continues at low volumes of activity and is not a source of liquidity to the industry. The result is that our borrowers are experiencing on-going difficulty in refinancing their loans from the partnership and/or selling the properties securing those loans to generate the cash to repay us.

The cash proceeds received by the partnership from loan payments, loan payoffs, sale of real estate owned (REO), and third-party mortgages obtained on stabilized properties that the partnership has taken back through foreclosure or otherwise obtained are used predominately to pay down the amount outstanding on the bank loan. The amount outstanding on the bank loan, after the October 2011 payments were made, was $24,000,000, a reduction of $26,000,000 since December 31, 2010, and a reduction of $61,000,000 since September 2009.

Since the inception of the financial crisis (2008) and the resultant Great Recession (2009), the partnership’s portfolio has continued to migrate from predominately performing loans to impaired loans and REO. Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $302,378,000 at September 30, 2011 (a decline of $122,495,000 or 29%). Net loans, the total of loan principal, advances, accrued interest, net of the allowance for loan losses, declined over the same time period from $386,589,000 to $75,486,000 (a decline of $311,103,000 or 80%). REO increased from $25,693,000 at December 31, 2008, to $221,964,000 at September 30, 2011, as a consequence of the loan collection efforts undertaken by the general partners. Our ownership of the collateral which secured our loans is the most effective means of maintaining or improving the value of the properties and is the best alternative for preserving partners’ capital.

The continuing primary focus of the general partners is the preservation of the limited partners’ capital while dealing with the historic declines in liquidity in the markets and the constraints imposed by the amended terms of the bank loan. While the financial markets continue in turmoil in November 2011, the general partners believe progress toward the repayment of the bank loan in full is on-schedule and, depending on the anticipated completion of transactions in contract and the sale of REO, likely will occur at maturity on June 30, 2012, or before.

Comparison of the three and six month periods ended September 30, 2011 versus the same periods ended September 30, 2010

Revenue – Interest income - Loans

The interest income on loans decreased for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, due to a decreases in the average secured loan portfolio balance, and the related average yield rate

The table below recaps the quarterly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Three months ended September 30,			Nine months ended September 30,
	Average	Stated		Average	Stated
	Secured	Average	Effective	Secured	Average	Effective
	Loan	Yield	Yield	Loan	Yield	Yield
	Balance	Rate	Rate	Balance	Rate	Rate
2010	$242,062	8.70%	1.90%	$248,911	8.77%	3.30%
2011	$157,329	8.44%	1.11%	$183,393	8.45%	1.26%

Interest Expense – Bank Loan, secured, and other Borrowings

The decreased interest expense related to the partnership’s bank loan (previously line of credit) for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, is related primarily to a decrease in the average daily borrowing, which was $31,891,000 and $39,450,000 for the three and nine month periods ended September 30, 2011, respectively, as compared to $53,223,000 and $66,094,000 for the same periods in 2010, respectively.

The decreased interest expense on mortgages for the three month period ended September 30, 2011 compared to the same period in 2010 is primarily due to the decrease in the average daily outstanding mortgage balances from $40,888,000 for the three months ended September 30, 2010 to $37,624,000 for the three months ended September 30, 2011. The increased interest expense on mortgages for the nine month period ended September 30, 2011 compared to the same period in 2010 is primarily due to the increase in the average daily outstanding mortgage balances from $21,236,000 for the nine months ended September 30, 2011 to $40,342,000 for the nine months ended September 30, 2011. Included in the average daily balances for the nine month periods ended September 30, 2011, was the mortgage of $6,804,000, related to the Element LLC, which was acquired in February 2011, and sold in June 2011. Also, the sale of SF Dore, LLC in May 2011, and the pay off of the related mortgage, resulted in an acceleration of the amortization of debt origination fees of approximately $230,000.

Provision for losses on loans/allowance for loan losses

The provision for losses on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter. The substantial provision in the three month period ended September 30, 2010 was due to loans that were or became collateral dependent, went to non-accrual status, and/or were being considered for foreclosure due to borrower nonperformance.

See Notes 4 (Loans) and 5 (Allowance for Loan Losses) to the financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

The increases in mortgage servicing fees for the three and nine month periods ended September 30, 2011, compared to the same periods in 2010 were due to amounts recorded in 2011 for servicing fees not accrued on impaired loans in prior periods. In prior periods, servicing fees on impaired loans were recognized when paid, either at the time the loan was paid or a foreclosure sale was completed.

The increase in costs from RMC for the three and nine month periods ended September 30, 2011, compared to the same periods in 2010 were due to reimbursement of qualifying charges permitted in the partnership agreement. In 2010, RMC did not request reimbursement for all costs qualifying for reimbursement, which it may do from time to time in its sole discretion.

The decrease in professional services for the three month period ended September 30, 2011, compared to the same period in 2010 was primarily due to a reduced need for consultants related to the secured loan and SEC matters of $136,000. The decrease in professional services for the nine month period ended September 30, 2011, compared to the same period in 2010 was primarily due to a reduced need for accounting services, audits and tax return processing of $291,000.

The increase in rental operations for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 is attributable to the partnership’s acquisition, since September 30, 2010, of twelve additional properties, which the general partners determined, at the time of acquisition, would best serve the partnership at such time to be rented rather than sold (one was sold in February 2011, and another in April 2011, as the market for these properties had improved). The properties range from a single condominium unit up to a 257 unit condominium complex, along with a detached single-family residence and commercial property. Independent, professional management firms were engaged to oversee operations at each of the larger or complex properties.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Rental income	$2,188	$1,765	$6,329	$4,487

Operating expenses
Property taxes	353	274	954	769
Management, administration and insurance	594	271	1,691	852
Utilities, maintenance and other	384	118	1,119	1,267
Advertising and promotions	12	5	31	21
Total operating expenses	1,343	668	3,795	2,909
Earnings/(loss) before depreciation	845	1,097	2,534	1,578
Depreciation	439	384	1,311	999
Rental operations, net(1)	$406	$713	$1,223	$579

(1)	Interest expense on the mortgages securing the rental property was $348,000 and $1,673,000 for the three and nine month periods ended September 30, 2011, respectively.

The increases in real estate owned holding costs for the three month period ended September 30, 2011, compared to the same period in 2010, is primarily due to the increases in the number of REO properties.

The decrease in loss on disposal of real estate for the three month period ended September 30, 2011, compared to the same period in 2010, is primarily due to the gain on sale of a single-family residence of approximately $67,000. The decrease in loss on disposal of real estate for the nine month period ended September 30, 2011, compared to the same period in 2010 is primarily due to the loss in 2010 of $340,000 realized upon the sale of property held by Russian, LLC, as well as losses from the completed sale of two condominium units.

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

As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant. The bank loan balance at September 30, 2011 and December 31, 2010 was $26,750,000 and $50,000,000, respectively. The loan is scheduled to be paid off in June 2012.

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

Contractual Obligations, Commitments, and Contingencies

Contractual obligations of the partnership are summarized in the following table as of September 30, 2011 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years

Bank loan, secured	$26,750	$26,750	$—	$—
Mortgages payable	44,414	17,022	1,776	25,616
Construction contracts	200	200	—	—
Total	$71,364	$43,972	$1,776	$25,616

See Note 4 (Loans) and Note 11 (Commitments and contingencies, other than loan commitments) to the financial statements included in Part I, Item I of this report for a detailed presentation of commitments and contingencies.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partners electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 53% and 49% at September 30, 2011 and 2010, respectively. Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Under the terms of the amended and restated loan agreement dated October 2010, distributions to electing limited partners cannot exceed a distribution rate of 2.1%. Accordingly, the partnership is restricted in its ability to increase distributions to the limited partners until the bank loan is repaid in full, which the partnership currently anticipates will occur on or about the scheduled maturity date of June 30, 2012. However, if borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then the partnership may be unable to service its scheduled debt payments during the loan term or may be unable to repay the bank loan in full on the maturity date. As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the earnings or distributions within the limitations imposed by the bank loan. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves and the bank loan is repaid. For the three months ended September 30, 2011 and 2010, the partnership made cash distribution of $640,000 and $983,000, respectively. For the nine months ended September 30, 2011 and 2010, the partnership made cash distributions of $2,006,000 and $2,917,000, respectively.

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

Under the terms of the amended and restated loan agreement (dated October 2010) withdrawals of limited partners’ capital are not permitted. The bank loan is scheduled to be paid off in June 2012. Liquidation requests of approximately $2,700,000 remained unfulfilled at September 30, 2011 and liquidations for future periods are suspended until future notice.

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

Current Economic Conditions

The California and national economies give some indication through GDP reports of growth, although slow, giving hope that the economy is improving. Growth prospects are offset in some sectors, industries and geographies by the continuing affects of the Great Recession. Unemployment improved modestly to 9 percent nationally, 12 percent within California, and in our primary lending arena, the San Francisco Bay Area, unemployment has declined to approximately 9.5 percent. Limited credit availability remains the norm. There are significant uncertainties with sovereign debt both at home and in Europe and the stock market exhibits high volatility.

The current economic environment may continue for a prolonged period, and market participants continue to adjust to this “new” normal. Now, would be an excellent time, given limited competition, for those with money to lend and proper underwriting, to be in the market making real estate loans that for many years to come should perform at favorable terms.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	November 14, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno LLC, (Principal Executive Officer); Director of Gymno LLC Secretary/Treasurer of Gymno LLC (Principal Financial and Accounting Officer)	November 14, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	November 14, 2011