Form 10-K
period 2011-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2012-04-16
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2011

Part I

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2012 annualized yield estimates, additional foreclosures in 2012, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993, to engage in the business of mortgage lending, primarily loans secured by deeds of trusts on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., a California corporation (“RMC”). As of December 31, 2011, 8,063 limited partners had an aggregate capital balance of $204,137,000. The address of the partnership and the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.

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

The general partners of the partnership are RMC and its wholly-owned subsidiary, Gymno LLC, a California limited liability company originally incorporated as Gymno Corporation (“Gymno”), and Michael R. Burwell (“Burwell”), an individual. Prior to September 30, 2011, The Redwood Group, Ltd., a California corporation (“Redwood Group”), owned all of the outstanding shares of RMC, and, as of September 30, 2011, acquired all of the outstanding shares of Gymno Corporation in exchange for shares of Redwood Group’s common stock. Redwood Group then merged with and into its wholly-owned subsidiary RMC, which resulted in Gymno becoming a wholly-owned subsidiary of RMC. Gymno Corporation converted into Gymno LLC, a California limited liability company, with Burwell, the majority owner and president of RMC, as its manager.

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to and among the general partners. The limited partners elect, at the time of their subscription for units, to (a) receive a monthly, quarterly or annual cash distributions of their pro-rata share of profits or (b) have profits credited to their capital accounts and used to invest in partnership activities. The election to receive cash distributions is irrevocable. Subject to certain limitations, a compounding investor may subsequently change his election. Monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Income taxes – federal and state – are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments.

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

Principal Investment Objectives and General Standards for Mortgage Loans

Principal Investment Objectives

The partnership’s primary objectives are to make investments which will:

(i)	provide the maximum possible cash returns;
(ii)	preserve and protect the partners’ capital; and
(iii)	generate and distribute cash flow from operations/investments to the partners

General Standards for Mortgage Loans

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

As of December 31, 2011, of the partnership’s outstanding loan portfolio, 71% is secured by single family residences, 22% by commercial properties, 6% by multifamily properties and 1% by undeveloped land. The partnership may also make loans secured by promissory notes which are secured by deeds of trust and are assigned to the partnership.

Loans are arranged and serviced by RMC, one of the general partners. The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. For loans secured by real property used commercially, such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of our loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 70% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the total debt owing on the property, including the partnership’s loan, is the “protective equity”.

We believe our LTV policy gives more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring the lender consider a borrower’s ability to meet payment obligations specified in the loan documents. The Dodd-Frank Act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The general partners are monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the partnership’s general partners.

Other Recent Developments

The combination of general economic conditions of low growth with continuously high unemployment following the 2008 financial crisis and the resultant Great Recession, the constrained credit markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement with our banks has resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

Since the partnership has been limited in its capacity to originate loans by economic conditions, market constraints and the terms and conditions of the amended and restated loan agreement, the partnership’s net interest income (interest income less interest expense) declined from $30,500,000 in 2008 to $(2,689,000) in 2011.

As to the balance sheet of the partnership subsequent to the financial crisis and during the Great Recession, the asset mix has migrated from predominantly performing loans to Real Estate Owned (REO) and impaired loans. Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $275,399,000 at December 31, 2011 (a decline of $149,474,000 or 35%). Net loans, the total of loan principal, advances, accrued interest, and unsecured loans, less the allowance for losses, declined over the same dates from $386,589,000 to $60,711,000, respectively (a decline of $325,878,000 or 84%) resulting from a decrease in loan balances (principal declined from $363,037,000 at December 31, 2008, to $73,386,000 at December 31, 2011) and an increase in the allowance for loan losses (from $11,420,000 at December 31, 2008, to $22,035,000 at December 31, 2011) reflecting the decline in the fair value of the real estate as collateral for impaired loans.

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

The bank loan balance at December 31, 2011 and 2010 was $16,789,000 and $50,000,000, respectively. Continued progress on reducing the principal balance of the bank loan is deemed essential to returning the partnership to normal (i.e. pre-financial crisis) operations, and will continue to be a priority of the general partners. The balance of the bank loan was $85,000,000 as recently as November 1, 2009, and is approximately $10,250,000 at April 12, 2012.

Secured Loan Portfolio

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio, which presentation is incorporated by this reference into this Item 1.

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

Regulations Applicable to Mortgage Lenders and Servicers

The partnership and Redwood Mortgage Corp., which originates and services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry are continually being introduced.

These laws and regulations to which the partnership and Redwood Mortgage Corp. are subject include those pertaining to:

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

•
Truth in Lending Act.  This federal act was enacted in 1968 for the purpose of regulating consumer financing and is implemented by the Consumer Financial Protection Bureau (CFPB). For real estate lenders, this act requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•
Home Ownership and Equity Protection Act (HOEPA) and California 4970.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages.  In 1995, the Federal Reserve Board issued final regulations governing “high cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002 as Business and Practices (B&P) Code 4970, provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which equal or exceed the Fannie Mae/Freddie Mac conforming loan limits or less, with interest rates and fees exceeding a certain percentage or amount threshold.  The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

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

•
Dodd-Frank Act. The act enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations. The act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The Act also established the CFPB, giving it regulatory authority over most federal consumer lending laws, including those relating to residential mortgage lending.

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

General Economic Conditions

In testimony given on February 14, 2012, Secretary of the Treasury Timothy Geithner stated, “Three years after the worst financial crisis since the Great Depressions, our economy is gradually getting stronger. Over the last two and a half years the economy has grown at an annual rate of 2.5 percent, exceeding growth in the year prior to the recession. Private employers have added 3.7 million jobs over the past 23 months, including more than 400,000 manufacturing jobs. Growth has been led by exports, which have grown 25 percent in real terms over the last two and one-half years, and by business investment in equipment and software, which has risen by 33 percent during the same period. While the economy is regaining strength, we still face significant economic challenges. Unemployment, at 8.3 percent, is still far too high, and the housing market remains weak. The damage inflicted by the crisis presents difficulties for consumers and businesses alike. In addition, the debt crisis in Europe and the slowing of major economies elsewhere in the world present potential impediments to our economic growth.”

Ben Bernanke, Chairman of the Board of Governors of the Federal Reserve System in a speech on February 10, 2012 said, “Though some progress has been made in reversing the losses in jobs and income sustained during the last recession, the pace of expansion has been frustratingly slow and the unemployment rate remains very high by historical standards. The state of the housing sector has been a key impediment to a faster recovery. The state of housing and mortgage markets may also be holding back the recovery of our financial system and the normalization of credit conditions. Mortgage delinquencies surged between 2007 and 2009 and remain high, imposing losses on lenders, mortgage insurers, and investors. Although some of the losses were the result of poorly underwritten mortgages, an increasing share of losses has arisen from prime mortgages originally fully documented with significant down payments, have defaulted due to the weak economy and housing market.”

Chairman Bernanke further stated, “…the large imbalance of supply and demand has been reflected in a drop in home prices of historic proportions. Nationally, house prices have plunged about 30 percent in nominal terms from their peak and 40 percent in real, or inflation-adjusted, terms. In contrast to the situation for owner-occupied homes, rental markets around the country have strengthened somewhat. In particular, vacancy rates for rental properties have declined and now stand near the lower end of their range over the past eight years. Not surprisingly, rents have been increasing and the construction of apartment buildings has picked up. With home prices falling and rents rising, it could make sense in some markets to turn some of the foreclosed properties into rental properties.”

These statements by two of our country’s economic leaders, give a quick summary of the economic conditions facing the partnership. Real estate finance continues to be challenging, but general economic conditions are better (but not yet a recovery by historic standards) and the lending markets remain constricted. Not noted above are these conditions persist with interest rates at historic lows and United States’ federal deficits at historic highs.

An area of particular note is the Mortgage Bankers Association projects originations of commercial and multi-family mortgages will be $230 billion in 2012, an increase of 17 percent from 2011, and continue to rise to $290 billion in 2015.

Item 1A – Risk Factors (Not included as smaller reporting company)

Item 1B – Unresolved Staff Comments

Because the partnership is not an accelerated filer, a large accelerated filer or a well-seasoned issuer, the information required by Item 1B is not applicable.

Item 2 - Properties

Properties generally are acquired by foreclosure on impaired loans, and may be classified as “real estate held for sale” or “real estate held as investment”. See Notes 5 (Real Estate Held for Sale) and 6 (Real Estate Held as Investment) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the properties/real estate owned (“REO”), which presentation is incorporated by this reference into this Item 2.

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

Item 4 – Mine Safety Disclosures

Not applicable

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units,” Related Unitholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the units, and we do not anticipate that one will develop.

As of December 31, 2011, 8,063 limited partners had an aggregate capital balance set forth in the consolidated Balance Sheet included in Item 8 of this report. A description of the units, transfer restrictions and withdrawal provisions is described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement,” on pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference, and which pages are included in Exhibit 99.1 to this report.

Partners have the option to elect to have distributed to them amounts equal to current-period profits on a monthly, quarterly, or annual basis or to elect compounding the profits by foregoing the distribution to them of current-period profits. Limited partners may withdraw from the partnership in accordance with the terms of the limited partnership agreement subject to possible early withdrawal penalties.

In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, the partnership suspended all liquidation payments for withdrawals of limited partners and will not be accepting new withdrawal requests until further notice. In March 2009 profits distributions were also reduced, and since October 2010 are limited subject to the Amended Bank Agreement.

Please refer to the Statement of Operations in the financial statements and the Notes thereto included in Part II, Item 8 of this report for information on the 2011 and 2010 net income per $1,000 invested by limited partners, which presentation is incorporated by this reference into this Item 5.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 7.

General Partners and Other Related Parties

See Notes 1 (General) and 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of various partnership activities for which the general partners and related parties are compensated, and other related-party transactions, including the formation loan, which presentation is incorporated by this reference into this Item 7.

Results of Operations

The partnership’s results of operations are discussed below for the years ended December 31, 2011 and 2010 ($ in thousands).

	Changes for the years ended December 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
Revenues, net
Interest income
Loans	$(5,036)	(71)%	$(15,448)	(69)%
Imputed interest on formation loan	(84)	(15)	(126)	(19)
Other interest income	(41)	(89)	(71)	(61)
Total interest income	(5,161)	(67)	(15,645)	(67)

Interest expense
Bank loan, secured	(1,101)	(32)	334	11
Mortgages	1,091	89	1,175	2,304
Amortization of discount on formation loan	(84)	(15)	(126)	(19)
Other interest expense	7	8	83	—
Total interest expense	(87)	(2)	1,466	39

Net interest income/(expense)	(5,074)	(213)	(17,111)	(88)

Late fees	(6)	(14)	5	13
Other	(41)	(76)	(12)	(18)
Total revenues/(expense), net	(5,121)	(206)	(17,118)	(87)

Provision for loan losses	(72,453)	(92)	45,352	137

Operating expenses
Mortgage servicing fees	1,099	73	(1,217)	(45)
Asset management fees	(258)	(22)	(109)	(8)
Costs from Redwood Mortgage Corp.	749	168	(4)	(1)
Professional services	277	18	1,090	222
REO
Rental operations, net	(892)	67	(1,668)	(502)
Holding costs	384	65	289	95
Loss/(gain) on disposal	(1,096)	(191)	575	—
Impairment loss/(gain)	8,526	713	467	64
Other	(53)	(53)	(58)	(37)
Total operating expenses, net	8,736	149	(635)	(10)

Net income (loss)	$58,596	(72)%	$(61,835)	308%

Please refer to the above table and the Statement of Operations in the financial statements included in Part II, Item 8 of this report throughout the discussion of Results of Operations.

Impact of general economic and real estate market conditions on the partnership’s financial condition, results of operations and cash flows

As we have noted in this and in prior reports on Form 10-Q and Form 10-K, the combination of the general economic conditions, of low growth, with continuously high unemployment following the 2008 financial crisis and the resultant Great Recession, the constrained credit markets, the distressed real estate markets, and the terms and conditions of the Amended Bank Agreement have resulted in significant changes in the lending and business operations of the partnership that are on-going.

Real estate sales, investment, and construction continue to be at greatly reduced levels, particularly as to single family homes. Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify. Multi-family properties that are stabilized and profitable can qualify for Fannie and Freddie loans, but the loan underwriting is severely restricting. The secondary market for mortgages on commercial real estate continues at low volumes of activity and is not a source of liquidity to the industry. The result is that our borrowers are experiencing on-going difficulty in refinancing their loans from the partnership and/or selling the properties securing those loans to generate the cash to repay us.

The cash proceeds received by the partnership from loan payments, loan payoffs, sale of real estate owned (REO), and third-party mortgages obtained on stabilized properties that the partnership has taken back through foreclosure or otherwise obtained are used predominately to pay down the amount outstanding on the bank loan. The amount outstanding on the bank loan, after the December 2011 payments were made, was $16,789,000, a reduction of $33,211,000 since December 31, 2010, and a reduction of $68,211,000 since September 2009.

Since the inception of the financial crisis (2008) and the resultant Great Recession (2009), the partnership’s portfolio has continued to migrate from predominately performing loans to impaired loans and REO. Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $275,399,000 at December 31, 2011 (a decline of $149,474,000 or 35%). Net loans, the total of loan principal, advances, accrued interest, net of the allowance for loan losses, declined over the same time period from $386,589,000 to $60,711,000 (a decline of $325,878,000 or 84%). REO increased from $25,693,000 at December 31, 2008, to $209,808,000 at December 31, 2011, as a consequence of the loan collection efforts undertaken by the general partners. We believe ownership of the collateral which secured our loans is the most effective means of maintaining or improving the value of the properties and is the best alternative for preserving partners’ capital.

The continuing primary focus of the general partners is the preservation of the limited partners’ capital while dealing with the historic declines in liquidity in the markets and the constraints imposed by the amended terms of the bank loan. While a number of negative factors persist, the general partners believe progress toward the repayment of the bank loan in full is on-schedule and, depending on the anticipated completion of transactions in contract and the sale of REO, likely will occur at maturity on June 30, 2012, or before.

Revenue – Interest income

Interest on loans – The interest on loans decreased for 2011 and 2010 due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate (the partnership has refinanced many of the performing loans to lower interest rates which reflect current market rates) and the increase in non-accrual loans resulting in approximately $11,600,000 and $14,300,000 of foregone interest (not recorded for financial reporting purposes on loans designated as in non-accrual status) interest in 2011 and 2010, respectively, compared to $7,200,000 for 2009. The table below recaps the yearly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
Year	Balance	Rate	Rate
2009	$327,594	9.06%	6.87%
2010	$245,026	8.72%	2.88%
2011	$160,820	8.44%	1.25%

Revenue – Interest expense

Bank loan, secured – The decrease in interest expense for 2011 was due to the decline of the average daily loan outstanding from $62,135,000 for 2010 to $35,400,000 for 2011. The increased interest expense for 2010 was primarily due to an increase in the interest rate required by the new agreement, from an average of 3.29% in 2009, to 4.91% for 2010, offset by a reduction in the average daily loan outstanding from $84,531,000 for 2009, to $62,135,000 for 2010.

Mortgages – The increased interest expense on mortgages for 2011 and 2010 was due a combination of changes in the weighted average interest rate and to the partnership either obtaining a mortgage on a piece of owned property or foreclosing upon property subject to an existing mortgage. The table below recaps the yearly averages ($ in thousands).

	Average	Weighted
	Mortgage	Average
	Loan	Interest
Year	Balance	Rate
2009	$1,000	6.18%
2010	$26,300	4.54%
2011	$40,500	5.23%

Provision for Losses on Loans/Allowance for Loan Losses

The decrease in the provision for loan losses in 2011 was primarily related to the decrease in the number of additional loans requiring a specific reserve compared to 2010. The increase in the provision for loan losses in 2010 was primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed throughout the year. The change for the year was due to loans that were or became collateral dependent, went to non-accrual status, and/or were being considered for foreclosure due to borrower nonperformance.

Operating Expenses

Mortgage servicing fees – The increase in mortgage servicing fees for 2011 compared to 2010 was due to amounts recorded in 2011 for servicing fees not accrued on impaired loans in prior periods. In prior periods, servicing fees on impaired loans were recognized when paid, either at the time the loan was paid or a foreclosure sale was completed. The decrease in mortgage servicing fees for 2010 compared to 2009 was due to the reductions in the unpaid principal balance during 2010.

Costs from RMC – The increase in costs from RMC for 2011 compared to 2010 was due to reimbursement of qualifying charges permitted in the partnership agreement. In 2010, RMC did not request reimbursement for all costs qualifying for reimbursement, which it may do from time to time in its sole discretion.

Professional services – The increase in professional services for 2011 and 2010 was primarily due to increases in costs for legal and accounting services, audits and tax return processing. As laws, regulations, and tax and accounting pronouncements related to disclosure requirements for financial services enterprises generally and lenders specifically, have increased in number and complexity, the role of outside auditors, consultants, and legal advisers has increased. For 2011, 2010 and 2009, the cost of audit and tax services was $410,000, $683,000 and $286,000, respectively. For 2011, 2010 and 2009, the cost of legal and other consultants was $1,449,000, $823,000 and $206,000, respectively.

REO – Rental Operations, net – In 2011 and 2010, the partnership continued to acquire rental properties (defined as a property with rental income greater than 2% of fair value) by foreclosure or deed in lieu of foreclosure. Since June 2009, 25 rental properties have been acquired (5 in 2009, 7 in 2010, and 13 in 2011). Of the 25 properties acquired, 5 were sold (4 in 2011 and 1 in 2010).

Rental income by property type was 73% from multifamily properties in both 2011 and 2010, 21% and 16% from commercial properties for 2011 and 2010, respectively and, 6% and 11% from detached single-family residences in 2011 and 2010 respectively. At management's direction, the property managers continued to move forward toward improving net operating income (NOI) by executing the strategy of increasing occupancy (which topped 94% in 2011) while achieving modest rent growth. The rental operations overall experienced a 46% growth in rental income and a 51% growth in NOI. Growth was particularly strong in multifamily portfolio which at December 31, 2011 is comprised of 14 properties (648 rental units). During 2011 the top 5 rental properties in terms of NOI (3 in Northern California and 2 in Southern California, 4 multifamily and 1 commercial) accounted for 71% of the total rental income, 53% of the total operating expenses, and 96% of the total NOI. Management believes the fundamentals to improve the rental properties and operations are in place to deliver positive cash flows until the resale market for such properties improves.

The table below summarizes the rental operations, net for the years ended December 31, ($ in thousands).

	2011	2010
Rental income	$9,392	$6,431
Operating expenses, rentals
Administration and payroll	1,103	625
Homeowner association fees	391	199
Receiver fees	485	82
Other	229	226
Utilities and maintenance	1,519	1,538
Advertising and promotions	81	32
Property taxes	1,484	1,020
Total operating expenses, rentals	5,292	3,722
Net operating income	4,100	2,709
Depreciation	1,872	1,373
Rental operations, net	$2,228	$1,336

Interest expense on the mortgages securing the rental properties was $2,315,000 and $1,226,000 for 2011 and 2010, respectively.

REO – Holding costs – The increase in holding costs in 2011 was primarily due to a full year of costs in 2011 on properties acquired in 2010. The increase in holding costs in 2010 was primarily due to the acquisition of five properties during 2010.

REO – Loss/(gain) on disposal – The gain on disposal in 2011 was due primarily to the partnership evaluating its properties and positioning them to transact at optimum prices. Management through repairs and improvements, stabilization of rental rolls, improvements in income producing properties financial performance, and elimination of deterrents to sale, increased our properties appeal, finance ability, and value to buyers. The decrease in loss/(gain) on disposal in 2010 was related primarily to declines in property values during 2010 and higher than anticipated selling costs.

REO – Impairment loss/(gain) – Impairment losses on real estate for 2011 were due to the necessity to transact sales of properties in a challenged market in order to meet the repayment schedule of the amended and restated bank loan agreement.  Property sales were completed at prices which while, commercially reasonable, were likely less than that which could have been attained had the partnership had more time to offer the properties for sale or been able to continue to hold the properties for future sales. Occasionally, properties which the partnership held as investment, received unsolicited offers which given partnership’s cash flow requirements and bank repayment dynamics were compelling to accept, although they necessitated taking an impairment loss.  It is the partnership’s desire once the bank loan obligation is fulfilled to hold the majority of its remaining properties until a more robust real estate market and a normal credit market exist. While these two factors develop, management intends to continue to improve held properties financial performance and desirability. Additionally, impairment loss was taken on a southern California multi-family property which due to delay in repairs, had weaker operating results than anticipated during 2011. As the property is completed, significantly improved operating results and value is anticipated as the property stabilizes into normal operations. The impairment loss on real estate for 2010 was primarily the result of lower than expected sales prices on two of the 13 held for sale properties during 2010.

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Real Estate Owned/Mortgages

See Notes 5 (Real Estate Held for Sale), 6 (Real Estate Held as Investment) and 7 (Borrowings) to the financial statements included in Part II, Item 8, of this report for detailed presentations of real estate owned and mortgages thereon, which presentations are incorporated by this reference into this Item 7.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, and sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans. As a result of general economic conditions, distressed real estate markets, and tight commercial mortgage credit, the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans at maturity, resulting in substantially increased levels of default and foreclosure. In addition, the payment terms of the amended and restated loan agreement with the partnership’s lending banks (discussed in the paragraphs following) necessitate foreclosed assets be sold to meet the repayment terms.

The bank loan originally had provided for a term out of three years. As a result of reporting a net loss for the quarter ended September 30, 2009 and for the year ended December 31, 2009, the partnership was in technical non-compliance with the profitability covenant set forth in the loan agreement. As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement (“Amended Bank Agreement”). The significant terms and conditions in the Amended Bank Agreement include:  1) a maturity date of two years or June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant.

The secured bank loan balance at December 31, 2011 and 2010 was $16,789,000 and $50,000,000, respectively.

Contractual obligations

A summary of the contractual obligations of the partnership as of December 31, 2011 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Bank loan, secured	$16,789	$16,789	$—	$—
Mortgages	43,681	15,005	1,798	26,878
Construction contracts	2,154	1,807	347	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$62,624	$33,601	$2,145	$26,878

The partnership has one property in San Francisco, California with a carrying value of $3,148,000 in construction with remaining construction costs of approximately $2,154,000.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners, who elect to compound profits in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 54% for 2011, 50% for 2010 and 45% for 2009. In 2011 and 2010, $2,688,000 and $3,751,000, respectively, was distributed to limited partners based on estimated net income; as the full year results of operations was a net loss, these amounts distributed were a return of capital.

The partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement). Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty. This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.  This has the anticipated effect of increasing the net capital of the partnership, primarily through retained earnings during the offering period. The general partners expect to see increasing numbers of limited partner withdrawals during a limited partner’s 5th through 10th anniversary, at which time the bulk of those limited partners who have sought withdrawal have been liquidated. Since the five-year hold period for many limited partners has yet to expire, as of December 31, 2011, many limited partners may not as yet avail themselves of this provision for liquidation. Limited partners made the following capital liquidations including early withdrawals during the past three years ended December 31 ($ in thousands).

	2011	2010	2009
Capital liquidations – without penalty	$—	$—	$12
Capital liquidations – subject to penalty	—	33	185

Total	$—	$33	$197

The total liquidations represent 0.00%, 0.01% and 0.06% of the limited partners’ ending capital for the years ended December 31, 2011, 2010 and 2009, respectively. Withdrawal requests continued to rise throughout 2008 and 2009. In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and announced that it will not be accepting new liquidation requests until further notice. Liquidation requests of approximately $2,700,000 remained unfulfilled at March 31, 2009 and liquidations for future periods are suspended until future notice. Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner. In addition, since March 16, 2009, the partnership significantly reduced the amount of the cash distributions made to the limited partners, who had made the election to receive distributions of their pro-rata share of the net income.

The partnership is unable to predict when liquidations will resume as it will depend on the payment and other terms and conditions of the amended and restated loan agreement with the partnership’s lending banks, the ability to collect monies due from borrowers and to dispose of real estate owned, or to receive net rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market. However, it is anticipated that liquidations will not resume in 2012. In the event the amended and restated loan agreement remains in effect, the current economic downturn continues, the disruption in the credit markets is prolonged, or liquidity in the partnership is otherwise further restricted, liquidations will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to fund its business operations, protect its security interests in properties, maintain its real estate owned, and make the required payments and maintain the required minimum cash balances per the terms and conditions of the amended and restated loan agreement. It is anticipated liquidation payments will resume only when the partnership’s cash flows improve to levels that enable the partnership to resume lending and business operations unconstrained by the amended and restated loan agreement and the economy and the real estate and capital markets stabilize and return to normal levels of activity.

Similarly, the partnership does not currently anticipate an increase in distribution amounts for the remainder of the year. If borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then distributions could be reduced further or even suspended. As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding profits and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the profits or distributions. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves.

In some cases in order to satisfy broker-dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the partnership on a basis which utilizes a per unit system of calculation, rather than based upon the investors’ capital account. This information has been reported in this manner in order to allow the partnership to integrate with certain software used by the broker-dealers and other reporting entities. In those cases, the partnership will report to broker-dealers, trust companies and others a “reporting” number of units based upon a $1.00 per unit calculation. The number of reporting units provided will be calculated based upon the limited partner’s capital account value divided by $1.00. Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors. The reporting units are solely for broker-dealers requiring such information for their software programs and do not reflect actual units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the partnership. Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors. The amount of partnership profits each investor is entitled to receive is determined by the ratio each investor’s capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any FINRA member client account statement in providing a per unit estimated value of the client’s investment in the partnership in accordance with NASD Rule 2340.

While the general partners have set an estimated value for the Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Units and none is likely to develop. Thus, there is no certainty the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled “Risk Factors – Purchase of Units is a long term investment”).

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets - December 31, 2011 and 2010
•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Redwood Mortgage Inventors VIII are included in Item 8.

•	Schedule II – Valuation and Qualifying Accounts
•	Schedule IV – Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA LLP
San Francisco, California
April 12, 2012

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2011 and 2010
($ in thousands)

ASSETS

	2011	2010
Cash and cash equivalents	$4,200	$7,054

Loans
Secured by deeds of trust, net of discount of $0 for 2011 and $2,881 for 2010
Principal balances	73,386	202,134
Advances	6,870	18,190
Accrued interest	2,446	13,119
Unsecured	44	85
Allowance for loan losses	(22,035)	(89,200)
Net loans	60,711	144,328

Real estate held for sale, net	48,406	54,206

Real estate held as investment	161,402	115,411

Receivable from affiliate	—	18

Other assets, net	680	971

Total assets	$275,399	$321,988

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$16,789	$50,000
Mortgages payable	43,681	36,270
Accounts payable	7,625	2,609
Deferred revenue	—	109
Payable to affiliate	725	973
Total liabilities	68,820	89,961

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $667 and $1,016 for 2011 and 2010,
respectively; and net of formation loan receivable of $7,627 and
$9,372 for 2011 and 2010, respectively	204,137	228,193

General partners’ capital, net of unallocated syndication costs of $ 7
and $10 for 2011 and 2010, respectively	(968)	(734)
Total partners’ capital	203,169	227,459

Non-controlling interest	3,410	4,568
Total capital	206,579	232,027

Total liabilities and capital	$275,399	$321,988

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010
($ in thousands, except for per limited partner amounts)

	2011	2010
Revenues, net
Interest income
Loans	$2,011	$7,047
Imputed interest on formation loan	470	554
Other interest income	5	46
Total interest income	2,486	7,647

Interest expense
Bank loan, secured	2,298	3,399
Mortgages	2,317	1,226
Amortization of discount on formation loan	470	554
Other interest expense	90	83
Total interest expense	5,175	5,262

Net interest income/(expense)	(2,689)	2,385

Late fees	37	43
Other	13	54
Total revenues/(expense), net	(2,639)	2,482

Provision for loan losses	6,113	78,566

Operating Expenses
Mortgage servicing fees	2,604	1,505
Asset management fees	938	1,196
Costs from Redwood Mortgage Corp.	1,195	446
Professional services	1,859	1,582
REO
Rental operations, net	(2,228)	(1,336)
Holding costs	978	594
Loss/(gain) on disposal	(521)	575
Impairment loss/(gain)	9,722	1,196
Other	47	100
Total operating expenses	14,594	5,858

Net income (loss)	$(23,346)	$(81,942)

Net income (loss)
General partners (1%)	$(233)	$(819)
Limited partners (99%)	(23,113)	(81,123)
	$(23,346)	$(81,942)

Net income (loss) per $1,000 invested by limited
partners for entire period
Where income is reinvested	$(89)	$(247)
Where partner receives income in monthly distributions	$(93)	$(241)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2011 and 2010
($ in thousands)

	Limited Partners

		Unallocated
		Syndication	Formation
	Capital	Costs	Loan	Capital, net

Balances at December 31, 2009	$323,840	$(1,365)	$(11,261)	$311,214
Formation loan payments received	—	—	1,886	1,886
Net income (loss)	(81,123)	—	—	(81,123)
Allocation of syndication costs	(348)	348	—	—
Partners’ withdrawals	(3,784)	—	—	(3,784)
Early withdrawal penalties	(4)	1	3	—

Balances at December 31, 2010	238,581	(1,016)	(9,372)	228,193
Formation loan payments received	—	—	1,745	1,745
Net income (loss)	(23,113)	—	—	(23,113)
Allocation of syndication costs	(349)	349	—	—
Partners’ withdrawals	(2,688)	—	—	(2,688)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2011	$212,431	$(667)	$(7,627)	$204,137

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2011 and 2010
($ in thousands)

	General Partners
		Unallocated		Total
		Syndication		Partners’
	Capital	Costs	Capital, net	Capital

Balances at December 31, 2009	$95	$(14)	$81	$311,295
Formation loan payments received	—	—	—	1,886
Net income (loss)	(819)	—	(819)	(81,942)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	4	—	4	(3,780)

Balances at December 31, 2010	(724)	(10)	(734)	227,459
Formation loan payments received	—	—	—	1,745
Net income (loss)	(233)	—	(233)	(23,346)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	(1)	—	(1)	(2,689)

Balances at December 31, 2011	$(961)	$(7)	$(968)	$203,169

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
($ in thousands)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(23,346)	$(81,942)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	807	355
Imputed interest on formation loan	(470)	(554)
Amortization of discount on formation loan	470	554
Provision for loan losses	6,113	78,566
REO – depreciation from rental operations	1,872	1,373
REO – loss/(gain) on disposal	(521)	575
REO – impairment loss	10,248	1,196

Change in operating assets and liabilities
Accrued interest	1,129	(1,301)
Advances on loans	(1,845)	(2,788)
Allowance for loan losses-recoveries	110	—
Receivable from affiliate	18	(13)
Other assets	(453)	(1,214)
Accounts payable	(1,443)	(910)
Deferred revenue	(109)	109
Payable to affiliate	(248)	(1,466)
Net cash provided by (used in) operating activities	(7,668)	(7,460)

Cash flows from investing activities
Loans originated	(348)	(4,705)
Principal collected on loans	19,240	23,327
Unsecured loan originated	—	(85)
Payments for development of real estate	(646)	(6,221)
Cash acquired through foreclosure sales	828	—
Proceeds from disposition of real estate	35,165	4,873
Net cash provided by (used in) investing activities	54,239	17,189

Cash flows from financing activities
Payments on bank loan	(33,211)	(30,000)
Mortgages taken	—	19,600
Payments on mortgages	(14,112)	(1,882)
Partners’ withdrawals	(2,689)	(3,780)
Formation loan payments received	1,745	1,886
Increase/(decrease) in non-controlling interest	(1,158)	340
Net cash provided by (used in) financing activities	(49,425)	(13,836)

Net increase (decrease) in cash and cash equivalents	(2,854)	(4,107)

Cash and cash equivalents, January 1	7,054	11,161

Cash and cash equivalents, December 31	$4,200	$7,054

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
($ in thousands)

	2011	2010
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$58,327	$60,617

Cash paid for interest	$4,615	$4,625

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership, was organized in 1993. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., a California corporation (“RMC”).

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.

The general partners of the partnership are RMC and its wholly-owned subsidiary, Gymno LLC, a California limited liability company originally incorporated as Gymno Corporation (“Gymno”), and Michael R. Burwell (“Burwell”), an individual. Prior to September 30, 2011, The Redwood Group, Ltd., a California corporation (“Redwood Group”), owned all of the outstanding shares of RMC, and, as of September 30, 2011, acquired all of the outstanding shares of Gymno Corporation in exchange for shares of Redwood Group’s common stock. Redwood Group then merged with and into its wholly-owned subsidiary RMC, which resulted in Gymno becoming a wholly-owned subsidiary of RMC. Gymno Corporation converted into Gymno LLC, a California limited liability company, with Burwell, the majority owner and president of RMC, as its manager.

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

Election to receive monthly, quarterly or annual distributions

At the time of their subscription for units, partners elect to have distributed to them their monthly, quarterly or annual allocation of profits, or to have profits allocated to their capital accounts to compound. Subject to certain limitations, those electing compounding may subsequently change their election. A partner’s election to have cash distributions is irrevocable.

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
December 31, 2011 and 2010

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

Partnership offerings

At December 31, 2008, the partnership had completed its sixth offering stage. Of approved aggregate offerings of $300,000,000, total partnership units sold were $299,813,000.

A recap of the offerings by the partnership follows.

•	A minimum of $250,000 and a maximum of $15,000,000 in partnership units were initially offered through qualified broker-dealers. This initial offering closed in October 1996.

•	December 1996, commenced offering of $30,000,000 (closed August 2000)

•	August 2000, commenced offering of $30,000,000 (closed April 2002)

•	October 2002, commenced offering of $50,000,000 (closed October 2003)

•	October 2003, commenced offering of $75,000,000 (closed August 2006)

•	August 2005, commenced offering of $100,000,000 (closed November 2008)

No additional offerings are contemplated at this time.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and is being repaid equally over a ten year period commencing the year after the close of a partnership offering. The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As payments on the formation loan are received from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect in the years the offering closed. If the general partners are removed and TMC is no longer receiving payments for services rendered, the formation loan is forgiven.

The formation loans made in conjunction with the offerings are as follows.

•	For the initial offering ($15,000,000) totaled $1,075,000, which was 7.2% of limited partners’ contributions of $14,932,000, and was repaid in 2006.

•	For the 1996 offering ($30,000,000) totaled $2,272,000, which was 7.6% of limited partners’ contributions of $29,993,000, and was repaid in 2010.

•
For the 2000 offering ($30,000,000) totaled $2,218,000, which was 7.4% of the limited partners’ contributions of $29,999,000, and is to be repaid, without interest, in ten annual installments of $221,800, which commenced in 2003.

•
For the 2002 offering ($50,000,000) totaled $3,777,000, which was 7.6% of the limited partners’ contributions of $49,985,000, and is to be repaid, without interest, in ten annual installments of $377,700, which commenced in 2004.

•
For the 2003 offering ($75,000,000) totaled $5,661,000, which was 7.6% of the limited partners’ contributions of $74,904,000, and is to be repaid, without interest, in ten annual installments of $566,000, which commenced in 2007.

•
For the 2005 offering ($100,000,000) totaled $7,564,000 as of December 31, 2008, which was 7.6% of the limited partners’ contributions of $100,000,000, and is to be repaid, without interest, in ten annual installments of $756,400, which commenced in 2009.

For the offerings, sales commissions paid to brokers ranged from 0% (units sold by general partners) to 9% of gross proceeds.  The partnership had anticipated the sales commissions would approximate 7.6% based on the assumption that 65% of investors will elect to reinvest profits, thus generating full 9% commissions. The actual sales commission percentage for all six offerings combined was 7.5%.

Income taxes and Partners’ capital – tax basis

Income taxes – federal and state – are the obligation of the partners, if and when taxes apply, other than for the minimum annual California franchise tax paid by the partnership.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Income taxes and Partners’ capital – tax basis (continued)

A reconciliation of partners’ capital in the consolidated financial statements to the tax basis of partners’ capital at December 31 is presented in the following table ($ in thousands).

	2011	2010
Partners’ capital per consolidated financial statements	$203,169	$227,459
Unallocated syndication costs	674	1,026
Allowance for loan losses	22,035	89,200
Book vs. tax basis-real estate owned	(11,941)	(7,424)
Formation loans receivable	7,627	9,372
Partners’ capital - tax basis	$221,564	$319,633

Term of the partnership

The partnership is scheduled to terminate in 2032, unless sooner terminated as provided in the partnership agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries, and its 72.5%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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
December 31, 2011 and 2010

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

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition). Further complicating this process, which is already subject to judgment, uncertainty and imprecision are the on-going low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact. In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

A limited liability company (LLC) with the partnership (72.5% ownership) and three affiliates (combined ownership of 27.5%) as its only members, is accounted for using the equity method. The LLC owns one multi-family REO property which is held for sale, with all remaining units comprising this REO project expected to be sold in 2012. The partnership and two affiliates owned as tenants in common, a rental property also accounted for using the equity method, which was sold in the first quarter of 2011.

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
December 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their profits to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

Recently issued accounting pronouncements

The FASB has issued ASU 2011-02 (April 2011), “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan is a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. The partnership adopted ASU 2011-02 effective January 1, 2011.

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”. The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The partnership is evaluating the effect of the ASU.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The following commissions and fees are paid by borrowers to the general partners.

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. In 2011 and 2010, loan brokerage commissions paid to the general partners by the borrowers were $0 and $25,000, respectively.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. In 2011 and 2010, these fees totaled $2,980 and $8,654, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

The following commissions and fees are paid by the partnership to RMC.

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

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the years ended December 31, ($ in thousands).

	2011	2010
Chargeable by RMC	$3,906	$2,321
Waived by RMC	(1,302)	(816)
Charged	$2,604	$1,505

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

Asset management fees paid to the general partners are presented in the following table for the years ended December 31, ($ in thousands).

	2011	2010
Chargeable by the general partners	$938	$1,196
Waived by the general partners	—	—
Charged	$938	$1,196

Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During 2011 and 2010, operating expenses totaling $1,195,000 and $446,000, respectively, were reimbursed to RMC. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Formation loan

The formation loan transactions are summarized in the following table at December 31, 2011 ($ in thousands).

	Initial	1996	2000	2002	2003	2005
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Unamortized discount on
Formation loan	—	—	(2)	(31)	(238)	(1,018)	(1,289)
Formation Loan, net	1,075	2,272	2,216	3,746	5,423	6,546	21,278
Repayments	(991)	(2,099)	(1,883)	(2,948)	(3,414)	(2,962)	(14,297)
Early withdrawal penalties	(84)	(173)	(137)	(100)	(142)	(7)	(643)
Formation Loan, net at
December 31, 2011	—	—	196	698	1,867	3,577	6,338
Unamortized discount on
Formation loan	—	—	2	31	238	1,018	1,289
Balance,
December 31, 2011	$—	$—	$198	$729	$2,105	$4,595	$7,627

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. An estimated amount of imputed interest is recorded for offerings still outstanding. During 2011 and 2010, $470,000 and $554,000, respectively, were recorded related to amortization of the discount on imputed interest.

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2012	$1,898
2013	1,674
2014	1,323
2015	1,163
2016	756
Thereafter	813
Total	$7,627

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Through December 31, 2011, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,146)

December 31, 2011 balance	$674

The syndication costs associated with the offerings is as follows.

•
For the initial offering ($15,000,000) were limited to the lesser of 10% of the gross proceeds or $600,000 with any excess being paid by the general partners. Applicable gross proceeds were $14,932,000. Related expenditures totaled $582,000 ($570,000 syndication costs plus $12,000 organization expense) or 3.9% of gross proceeds.

•
For the 1996 offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners. Gross proceeds of the offering were $29,993,000. Syndication costs totaled $598,000 or 2% of gross proceeds.

•
For the 2000 offering ($30,000,000) were limited to the lesser of 10% of the gross proceeds or $1,200,000 with any excess being paid by the general partners. Gross proceeds of the offering were $29,999,000. Syndication costs totaled $643,000 or 2.1% of gross proceeds.

•
For the 2002 offering ($50,000,000) were limited to the lesser of 10% of the gross proceeds or $2,000,000 with any excess to be paid by the general partners. Gross proceeds of the offering were $49,985,000. Syndication costs totaled $658,000 or 1.3% of gross proceeds.

•
For the 2003 offering ($75,000,000) were limited to the lesser of 10% of the gross proceeds or $3,000,000 with any excess to be paid by the general partners. Gross proceeds of the offering were $74,904,000. Syndication costs totaled $789,000 or 1.1% of gross proceeds.

•
For the 2005 offering ($100,000,000) were limited to the lesser of 10% of the gross proceeds or $4,000,000 with any excess to be paid by the general partners. Gross proceeds of the offering were $100,000,000. Syndication costs totaled $1,752,000 or 1.75% of gross proceeds.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2011, approximately 59% of the partnership’s loans (representing 54% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2011, approximately 37% of the loans outstanding (representing 80% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of December 31, 2011, there was one such loan; however, the borrower is in default negating any funding obligation.

The partnership periodically negotiates various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of December 31, 2011.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2011	2010
Principal, January 1	$202,134	$268,445
Loans funded	348	1,055
Loans purchased, net	—	3,650
Repayments	(19,074)	(23,327)
Foreclosures	(101,991)	(47,249)
Other – loans charged off against allowance	(8,031)	(440)
Principal, December 31	$73,386	$202,134

During 2011, the partnership renewed two loans, with an aggregate principal of $597,000 that were not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	2011	2010
Number of secured loans	49	79
Secured loans – principal	$73,386	$202,134
Secured loans – interest rates range (fixed)	3.00%-12.00%	2.75%-12.00%

Average secured loan – principal	$1,498	$2,559
Average principal as percent of total principal	2.04%	1.27%
Average principal as percent of partners’ capital	0.74%	1.12%
Average principal as percent of total assets	0.54%	0.79%

Largest secured loan – principal	$16,675	$37,923
Largest principal as percent of total principal	22.72%	18.76%
Largest principal as percent of partners’ capital	8.21%	16.67%
Largest principal as percent of total assets	6.05%	11.78%

Smallest secured loan – principal	$92	$79
Smallest principal as percent of total principal	0.12%	0.04%
Smallest principal as percent of partners’ capital	0.05%	0.03%
Smallest principal as percent of total assets	0.03%	0.02%

Number of counties where security is located (all California)	21	27
Largest percentage of principal in one county	24.51%	28.80%

Number of secured loans in foreclosure status	7	13
Secured loans in foreclosure – principal	$21,915	$55,146

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2011, the partnership’s largest loan, in the unpaid principal balance of $16,675,000 (representing 22.72% of outstanding secured loans and 6.05% of partnership assets) has an interest rate of 10.00% and is secured by 14 units in a condominium complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership has been working with the borrower to complete the sale of five of the remaining units and rent the other nine units until the sales market improves.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Lien position

Secured loans had the lien positions presented in the following table ($ in thousands).

	2011			2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	21	$29,361	40%	37	$85,535	43%
Second trust deeds	26	43,523	59	40	116,091	57
Third trust deeds	2	502	1	2	508	—
Total secured loans	49	73,386	100%	79	202,134	100%
Liens due other lenders at loan closing		114,550			232,081

Total debt		$187,936			$434,215

Appraised property value at loan closing		$275,909			$688,494

Percent of total debt to appraised
values (LTV) at loan closing (1)		68.12%			63.07%

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

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	2011			2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	37	$52,085	71%	63	$155,241	77%
Multi-family	3	4,609	6	5	8,135	4
Commercial	8	16,149	22	10	38,212	19
Land	1	543	1	1	546	—
Total secured loans	49	$73,386	100%	79	$202,134	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of December 31, 2011 and 2010, $40,907,000 and $135,948,000, respectively, of the partnership’s loans were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table at December 31, 2011 ($ in thousands).

California County	Principal	Percent
San Francisco Bay Area Counties
Contra Costa	$17,989	24.51%
San Francisco	17,606	23.99
Alameda	16,388	22.33
Santa Clara	4,673	6.36
Solano	1,695	2.31
San Mateo	665	0.91
Napa	416	0.57
Marin	380	0.52
	59,812	81.50%
Other Northern California Counties
Fresno	3,729	5.08%
Sacramento	2,518	3.43
Monterey	674	0.92
Calaveras	207	0.28
Butte	147	0.20
San Benito	98	0.13
	7,373	10.04%
Southern California Counties
Riverside	3,992	5.44%
Los Angeles	826	1.13
Orange	689	0.94
Santa Barbara	272	0.37
San Bernardino	205	0.28
Kern	124	0.17
San Diego	93	0.13
	6,201	8.46%
Total	$73,386	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

	2011
	Loans	Principal	Percent
2012	15	$20,043	28%
2013	10	2,474	3
2014	2	2,531	3
2015	8	5,606	8
2016	1	180	—
Thereafter	4	2,159	3
Total future maturities	40	32,993	45
Matured at December 31, 2011	9	40,393	55
Total secured loans	49	$73,386	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes 2 loans with an aggregate principal of $675,000 which have had their maturity dates extended, and 2 other loans with an aggregate principal of $597,000 which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	2011	2010
Number of loans (2) (3)	9	13
Principal	$40,393	$95,264
Advances	6,829	14,424
Accrued interest	1,608	8,040
Loan balance	$48,830	$117,728
Percent of principal	55%	47%

(2)	The secured loans past maturity include 8 and 10 loans as of December 31, 2011 and 2010, respectively, also included in the secured loans in non-accrual status.

(3)	The secured loans past maturity include 7 and 11 loans as of December 31, 2011 and 2010, respectively, also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	2011	2010
Past due
30-89 days	$5,370	$8,083
90-179 days	1,254	2,511
180 or more days	34,911	156,866
Total past due	41,535	167,460
Current (4)	31,851	34,674
Total secured loans	$73,386	$202,134

(4)
The partnership reports delinquency based upon the most recent contractual agreement with the borrower. At December 31, 2011 a loan with a principal of approximately $4,000,000 is shown as current as all past due amounts were received in early January 2012. Also at December 31, 2012, a loan with a principal of approximately $16,500,000 is shown as current as it was a new loan created from two past due loans on which the borrower made a payment of $3,000,000 in December 2012, and has been making timely scheduled payments on the new loan.

At December 31, 2011, the partnership had 8 workout agreements in effect with an aggregate principal of $4,255,000. Of the 8 borrowers, 7, with an aggregate principal of $3,590,000 had made all required payments under the workout agreements and the loans were included in the above table as current.  Six of the 8 loans, with an aggregate principal of $3,649,000 were designated impaired and 4 of the 6 impaired loans with an aggregate principal of $1,131,000 were in non-accrual status.

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

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the years ended December 31, 2011 and 2010 was $112,000 and $2,374,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at December 31, 2011 and 2010 was $1,458,000 and $12,078,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2011	2010
Secured loans in nonaccrual status
Number of loans	19	28
Principal	$62,739	$167,500
Advances	6,859	18,153
Accrued interest	2,259	11,971
Loan balance	$71,857	$197,624
Foregone interest	$3,957	$12,012

At December 31, 2011 and 2010, there were one and four loans, respectively, with loan balances of $195,000 and $1,327,000, respectively, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired Loans

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table ($ in thousands).

	2011	2010
Principal	$66,318	$180,242
Recorded investment (5)	$75,496	$211,236
Impaired loans without allowance	$32,363	$39,354
Impaired loans with allowance	$43,133	$171,882
Allowance for loan losses, impaired loans	$21,535	$87,364

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31, ($ in thousands).

	2011	2010
Average recorded investment	$143,783	$192,706
Interest income recognized	$695	$1,379
Interest income received in cash	$277	$1,521

The partnership modified 7 and 10 loans during 2011 and 2010, respectively, by extending the maturity date, lowering the interest rate or reducing the monthly payment. These loans are deemed impaired and are carried at the value of the collateral.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – LOANS (continued)

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the years ended December 31 ($ in thousands).

	2011	2010
Balance, January 1	$89,200	$23,086

Provision for loan losses	6,113	78,566

Charge-offs, net
Charge-offs	(73,388)	(12,452)
Recoveries	110
Charge-offs, net	(73,278)	(12,452)

Balance, December 31	$22,035	$89,200

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	45.57%	5.08%

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table for the years ended December 31, ($ in thousands).

	2011		2010
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$21,475	72%	$78,802	77%
Multi-family	60	4	1,760	4
Commercial	490	23	8,628	19
Land	10	1	10	—
Total for secured loans	$22,035	100%	$89,200	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$22,035	100%	$89,200	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5 – REAL ESTATE HELD FOR SALE

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification. Properties generally are acquired through foreclosure. Several factors are considered in determining the classification of owned properties as “real estate held for sale” or “real estate held as investment.” These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential. Real estate owned is classified as held for sale in the period in which the GAAP required criteria are met. As a property’s status changes, reclassifications may occur.

Transactions and activity, including changes in the net realizable values, if any, and the property types are presented in the following table for the years ended December 31, ($ in thousands).

	2011	2010
Balance, January 1	$54,206	$8,102
Acquisitions	15,959	15,471
Dispositions	(26,600)	(4,873)
Improvements/betterments	160	24
Designated from REO held as investment	8,929	38,553
Designated to REO held as investment	—	(1,055
Change in net realizable value	(4,248)	(2,016)
Balance, December 31	$48,406	$54,206

Property type
Single family	$4,334	$7,099
Multi-family	16,672	32,777
Commercial	27,400	14,330
Balance, December 31	$48,406	54,206

Number of properties, December 31	9	10

Properties included for the last fiscal year are located in the following California counties: Humboldt, Los Angeles, Napa, San Francisco, and San Joaquin.  During the last fiscal year, the partnership acquired two properties by foreclosure or deed in lieu of foreclosure, in which properties the partnership had an aggregate investment of $15,959,000 as of the respective acquisition dates. One acquired property was subject to a lien senior to the partnership’s interests, and the partnership’s share of the lien was $107,000 as of the acquisition date. Of the properties listed in the tables as dispositions in the last fiscal year, we incurred an aggregate investment loss of $(124,000).

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5 – REAL ESTATE HELD FOR SALE (continued)

The earnings from rental operations of the real estate held for sale is presented in the following table for the years ended December 31 ($ in thousands).

	2011	2010
Rental income	$1,192	$1,319

Operating expenses
Administration and payroll	210	133
Homeowner association fees	10	4
Receiver fees	75	82
Other	39	101
Utilities and maintenance	589	204
Advertising and promotions	1	1
Property taxes	206	212
Total operating expenses	1,130	737
Net operating income	62	582
Depreciation	41	73
Earnings	$21	$509

Interest expense on the mortgages securing the rental properties was $640,000 and $552,000 for 2011 and 2010, respectively.

In the fourth quarter of 2011, the partnership acquired through foreclosure a single-family residence in Humboldt County, California. The recorded investment was approximately $260,000 and was subject to a mortgage loan with a balance at acquisition of approximately $107,000.

In the third quarter of 2011, the partnership acquired through foreclosure, a commercial property/development site located in San Francisco County, California, currently operating as a parking lot. The property is adjacent to the proposed TransBay terminal and is zoned for a high-rise building. The recorded investment was approximately $15,700,000.

During the third quarter of 2011, the partnership designated as REO held for sale, two condominium units acquired in the second quarter of 2011, designated as REO held as investment. One of the units sold in November 2011 and the other unit sold in January 2012. These two sales resulted in a gain of approximately $172,000.

In the fourth quarter of 2010, the partnership acquired 2 properties through foreclosure or a deed in lieu of foreclosure.

-
Commercial office building of approximately 140,000 square feet, located in Los Angeles County, California. At acquisition, the partnership’s investment in the property was approximately $11,400,000. A court appointed receiver has been overseeing the management and cosmetic improvements of the property. The property has been listed for sale with a national real estate firm.

-
A mixed-use property consisting of a single-family residence, winery and vineyard, located in Napa County, California. The partnership placed its interest in the title to the property in a single asset entity named Diamond Heights Winery, LLC. At acquisition the recorded investment was approximately $3,800,000. An independent, professional management firm has been engaged to oversee the permitting process and improvement at the property. The property has been reclassified from REO held as investment.  The property was sold for $3,400,000 in the first quarter of 2012.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5 – REAL ESTATE HELD FOR SALE (continued)

In third quarter of 2010, the partnership acquired two properties through foreclosure.

-
A single family residence located in Los Angeles County, California. At acquisition the partnership’s investment in the property was approximately $2,500,000. In July 2011 the property was sold for a sales price of $2,750,000 with a resultant gain of approximately $49,000.

-
In September 2010, the partnership acquired a commercial office building located in Alameda County, California. At acquisition the recorded investment in the property was approximately $3,900,000. The property was reclassified to REO held for sale in 2011, and was sold in December 2011 for an approximate sales price of $4,280,000, and a resultant gain of approximately $474,000.

In the second quarter of 2010, SF Dore, LLC, a wholly-owned subsidiary of the partnership, acquired a 42 unit condominium complex located in San Francisco, California. At acquisition, the partnership’s total investment in the property was approximately $12,808,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $5,925,000 and an interest rate of 4.20%. An independent, professional management firm was engaged to oversee rental operations. In September 2010, the property was listed for sale with a national real estate firm and accordingly, has been re-designated as real estate held for sale. The property sold in the second quarter of 2011 with a sales price of $12,737,000.

In the first quarter of 2010, the partnership acquired four properties through foreclosure.

-
An approximately 13,500 square foot commercial property located in San Francisco, California. At acquisition the recorded investment was approximately $3,400,000. The property is currently vacant and typical cosmetic improvements have been made to enhance the property’s appeal to the real estate leasing and sale markets. In December 2010, this property had been re-designated as real estate owned, held for sale.

-
An eight unit condominium complex located in San Francisco, California. At acquisition the recorded investment was approximately $3,540,000. The property was subject to a senior loan of $2,460,000, with an interest rate of 7.00%. Following its acquisition, the property has been operated as a rental property and is considered fully occupied. An independent, professional management firm has been engaged to oversee property operations. In September 2010, the property was listed for sale with a national real estate firm and accordingly, had been re-designated as real estate held for sale.

-
The partnership with two affiliated partnerships, acquired as tenants in common, a 22 unit, condominium complex in San Francisco County, California in which the partnership holds a 70.00% ownership interest. The recorded investment at acquisition was approximately $7,188,000. The property is subject to a senior loan with an interest rate of 7.21%. The partnership's share of the unpaid principal balance of the senior loan was $4,512,000. Following its acquisition, the property had been operated as a rental property. An independent, professional management firm has been engaged to oversee property operations. In February, 2011, the sale of the entire complex was completed with a total sales price of $9,725,000. Impairment losses of approximately $730,000 were recorded in 2010.

-
A mixed use commercial property located in Marin County, California. At acquisition the recorded investment was approximately $863,000. The property was vacated and typical cosmetic improvements are being made to enhance the property’s appeal to the real estate leasing and sale markets. In the fourth quarter of 2011 the sale of the property was completed with a sales price of $820,000 and a gain on sale of approximately $4,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 – REAL ESTATE HELD AS INVESTMENT

Transactions and activity, including changes in the net realizable values, if any, and the property types are presented in the following table for the years ended December 31 ($ in thousands).

	2011	2010
Balance, January 1	$115,411	$102,833
Acquisitions	70,350	48,614
Dispositions	(8,044)	—
Improvements/betterments	486	2,835
Designated from REO held for sale, net	—	1,055
Designated to REO held for sale, net	(8,929)	(38,553)
Depreciation	(1,872)	(1,373)
Change in net realizable value	(6,000)	—
Balance, December 31	$161,402	$115,411

Number of properties	21	13

Property type
Single family	$6,039	$9,399
Multi-family	137,840	86,813
Commercial	12,493	14,170
Land	5,030	5,029
Balance, December 31	$161,402	$115,411

Accumulated depreciation
Balance, beginning of year	$1,807	$507
Depreciation	1,872	1,373
Dispositions	(85)	—
Designated to REO held for sale, net	—	(73)
Balance, December 31	$3,594	$1,807

At December 31, 2011, there was 1 property with a carrying value of $3,148,000 in construction with remaining construction costs of approximately $2,154,000, and at December 31, 2010, there were 3 properties with a carrying value of $7,537,000 in construction and/or rehabilitation.

Properties included for the last fiscal year are located in the following California counties:  Alameda, Amador, Contra Costa, Los Angeles, Marin, Napa, Sacramento, San Francisco, San Joaquin, Stanislaus and Sutter. During the last fiscal year, the partnership acquired 11 properties by foreclosure or deed in lieu of foreclosure, in which properties the partnership had an aggregate investment of $70,351,000 as of the respective acquisition dates. Three of the acquired properties were subject to liens senior to the partnership’s interests, and the partnership’s share of those liens aggregated $21,416,000 as of the respective acquisition dates. Of the properties listed in the tables as dispositions in the last fiscal year, we incurred aggregate investment gains of $645,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 – REAL ESTATE HELD AS INVESTMENT (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the years ended December 31 ($ in thousands).

	2011	2010
Rental income	$8,200	$5,112

Operating expenses
Administration and payroll	893	492
Homeowner association fees	381	195
Receiver fees	410	—
Other	190	125
Utilities and maintenance	930	1,334
Advertising and promotions	80	31
Property taxes	1,278	808
Total operating expenses	4,162	2,985
Net operating income	4,038	2,127
Depreciation	1,831	1,300
Earnings/(loss)	$2,207	$827

Interest expense on the mortgages securing the rental properties was $1,675,000 and $674,000 for 2011 and 2010, respectively.

In the fourth quarter of 2011, the partnership acquired through foreclosure condominium units (14) in a 41 unit building in San Francisco County, California. The recorded investment was approximately $2,860,000. An independent management firm has been engaged to oversee rental operations of the units.

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

-
A 38 unit multi-family complex, in San Joaquin County, California (Winchester Property Company, LLC). The recorded investment was approximately $2,505,000. An independent management firm has been engaged to oversee rental operations of the units.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 – REAL ESTATE HELD AS INVESTMENT (continued)

In the second quarter of 2011, the partnership acquired two properties through foreclosure.

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

In the fourth quarter of 2010, the partnership acquired three properties by foreclosure.

-
Condominium units (6) in an 18 unit complex, located in Contra Costa County, California. The partnership placed its interest in the title to the property in a single asset entity named Richmond Eddy Property Company, LLC. At acquisition the recorded investment was approximately $960,000. An independent, professional management firm has been engaged to oversee rental operations of the units.

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

In the second quarter of 2010, the partnership acquired through foreclosure, a commercial property located in San Francisco County, California. At acquisition the recorded investment was approximately $10,342,000. The property is subject to a mortgage loan with a balance at acquisition of approximately $7,800,000 and an interest rate of 6.53%. The property's sole tenant is the City of San Francisco, which occupies all leasable space on the property.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 7 – BORROWINGS

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

The bank loan balance at December 31, 2011 and 2010 was $16,789,000 and $50,000,000, respectively.

The required minimum principal payments are $16,789,000 for 2012.

The bank loan balance at April 12, 2012 was approximately $10,250,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 7 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	December 31,	December 31,
Lender	2011	2010
NorthMarq Capital	$19,027	$19,436
Interest rate 3.00%
Matures July 1, 2015
Monthly payment (1) $124,415
East West Bank	13,735	—
Interest rate 7.50%
Matures May 5, 2012
Monthly payment $98,347
Business Partners	7,456	7,789
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $78,669
First National Bank of Northern California	2,207	2,437
Interest rate 5.70%
Matures November 1, 2016
Monthly payment $12,856
Chase	432	—
Interest rate 3.52%
Matures July 1, 2033
Monthly payment $2,728
Wells Fargo Bank	379	392
Interest rate 2.88%
Matures October 1, 2032
Monthly payment $2,014
Wells Fargo Bank (Wachovia Mortgage)	338	347
Interest rate 5.11%
Matures September 15, 2032
Monthly payment $2,233
GMAC	107	—
Interest rate 7.38%
Matures May 1, 2029
Monthly payment $1,154
PNC Bank	—	5,869
Interest rate 4.16%
Matures May 1, 2017
Monthly payment (1) $43,748
Total mortgages payable	$43,681	$36,270

(1) Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 7 – BORROWINGS (continued)

Mortgages payable (continued)

During 2011, significant transactions to mortgages payable were as follows.

-
In the third quarter a property in Sacramento County, California was acquired subject to a mortgage with East West Bank. Terms for a new loan with a further maturity date and lower interest rate are being negotiated with the current lender.

-	In the second quarter a condominium unit in San Francisco, California was acquired subject to a mortgage with Chase Bank. The property was sold in January 2012 and the mortgage was paid off.

-	In the fourth quarter a single-family residence in Humboldt County, California was acquired subject to a mortgage with GMAC.

-	In the second quarter the property held by SF Dore, LLC was sold and the related mortgage with PNC Bank was paid off.

The future minimum payments of principal on the above mortgages are presented in the following table ($ in thousands).

2012	$15,005
2013	878
2014	920
2015	24,087
2016	2,111
Thereafter	680
Total	$43,681

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

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

Commitments

At December 31, 2011, there was one property with a carrying value of $3,148,000 in construction with remaining construction costs of approximately $2,154,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2011
Impaired loans	$—	$—	$75,496	$75,496
Real estate held for sale	$—	$—	$48,406	$48,406
Real estate held as investment	$—	$—	$76,096	$76,096

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2010
Impaired loans	$—	$—	$211,236	$211,236
Real estate held for sale	$—	$—	$54,206	$54,206
Real estate held as investment	$—	$—	$19,002	$19,002

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 9 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $6,948,000 and $22,019,000 at December 31, 2011 and 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $16,789,000 at December 31, 2011. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with an 18-month loan term.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2011:

The partnership has sold four condominium units in San Francisco, California for total consideration of $5,133,000. One unit was subject to a mortgage of $432,000.

The partnership has sold a mixed use property in Napa, California for total consideration of $3,400,000.

The partnership has received cash of approximately $1,500,000 for full pay offs on two loans, and $3,200,000 as partial pay offs on two other loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2011, 2010 and 2009
($ in thousands)

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2009
Deducted from asset accounts
allowance for loan losses	$11,420	$33,214	$—	$(21,548)	(a)	$23,086

Cumulative write-down of
real estate owned	1,614	14,926	—	(3,117)	(b)	13,423
	$13,034	$48,140	$—	$(24,665)		$36,509

Year ended December 31, 2010
Deducted from asset accounts
allowance for loan losses	$23,086	$78,566	$—	$(12,452)	(a)	$89,200

Cumulative write-down of
real estate owned	13,423	—	—	(13,423)	(c)	—
	$36,509	$78,566	$—	$(25,875)		$89,200

Year ended December 31, 2011
Deducted from asset accounts
allowance for loan losses	89,200	6,113	—	(73,278)		22,035

Cumulative write-down of
real estate owned	—	—	—	—		—
	$89,200	$6,113	$—	$(73,278)		$22,035

Note (a) – Represents write-offs of loans or transfers
Note (b) – Represents write-offs of real estate owned
Note (c) – Represents the combining of this account with the related asset account

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2011
($ in thousands)

							Col. H
							Principal
					Col. F		Amount of
					Face	Col. G	Loans
		Col. C	Col. D		Amount of	Carrying	Subject to		Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Col. I	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	Type of	Geographic
Descrip.	Rate	Date	Terms	Liens	Amount	Investments	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Res.	4.75%	10/01/14	$9	$—	$2,300	$2,259	$—	1st	Sacramento
Res.	5.00%	04/01/12	68	—	16,500	16,500	—	1st	Contra Costa
Res.	8.00%	10/01/11	17	18,744	3,967	3,967	—	2nd	Santa Clara
Res.	7.00%	02/01/10	22	—	6,796	3,729	3,729	1st	Fresno
Res.	10.00%	02/01/11	130	32,200	10,175	16,675	16,675	2nd	San Francisco
Apts.	9.75%	01/01/15	17	13,944	3,750	3,992	—	2nd	Riverside
Comm.	10.50%	04/01/09	119	22,300	12,000	13,120	13,120	2nd	Alameda

The remaining loans have been aggregated by their property type

Apts.	8.21%		4	7,010	620	617	417
Comm.	9.48%		31	8,310	3,906	3,029	188
Land	5.50%		3	—	550	543	—
Res.	8.79%		77	12,042	11,849	8,955	2,036
			$497	$114,550	$72,413	$73,386	$36,165

Notes:  Most loans have balloon payments due at maturity. Amounts in column E represent liens at the time our loan was made. As required by rule 12-29, column H represents amounts 90 days or more delinquent in principal or interest payments.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Schedule IV – Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate (continued)
($ in thousands)

Reconciliation of carrying amount (cost) of loans at close of periods.

	2011	2010
Balance, January 1	$202,134	$268,445

Additions during period
New loans	348	4,705
Other	—	—
Total additions	348	4,705

Deductions during period
Collections of principal	19,074	23,327
Foreclosures	101,991	47,249
Cost of loans sold	—	—
Amortization of premium	—	—
Other – charged off against allowance	8,031	440
Total deductions	129,096	71,016

Balance, December 31	$73,386	$202,134

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2011 and 2010.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the partnership’s independent registered public accounting firm regarding internal control over financial reporting because current law and SEC rules require such attestation reports only for large accelerated filers and accelerated filers (and the partnership, as a smaller reporting company, is not subject to that requirement).

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting in 2011 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership has no officers or directors. The general partners are RMC, RMC’s wholly-owned subsidiary Gymno LLC, and Michael R. Burwell, an individual. The general partners are solely responsible for managing the partnership business, subject to the rights of the limited partners to vote on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. A majority of the outstanding limited partnership interests may, without the consent of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners. The approval of the majority of limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

The General Partners

Redwood Mortgage Corp.  Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. acts as the loan broker and servicing agent in connection with loans.

Gymno LLC.  Gymno LLC is a California limited liability company formed in 1986 as Gymno Corporation for the purpose of acting as a general partner of this partnership and of other limited partnerships formed by the individual general partners. Gymno is a wholly owned subsidiary of Redwood Mortgage Corp. and Michael R. Burwell is the Manager of Gymno.

Michael R. Burwell.  Michael R. Burwell, age 55, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); and President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-2011); Manager of Gymno LLC (since 2011).

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2011. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
RMC (General Partner)	Mortgage Servicing Fee for servicing loans	$2,604,000

General Partners &/or Affiliates	Asset Management Fee for managing assets	$938,000

General Partners	1% interest in profits (loss)	$(233,000)
	Less allocation of syndication costs	3,000
		$(230,000)

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$0

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2011 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RMC	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$0

RMC	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the partnership	$1,045

Gymno	Reconveyance Fee	$1,935

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2011 . . . . . . . . . . . . . . . . . . . . .  $1,195,000

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners own an aggregate total of (0.44)% of the partnership and are allocated 1% of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

See Note 3 (General Partners and Related Parties) to the financial statements in Part II, item 8, of this report for detailed presentations of transactions and agreements with related parties, which presentations are incorporated by this reference into this Item 13.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2011 and 2010 are as follows:

Audit Fees. The aggregate fees billed and accrued during the years ended December 31, 2011 and 2010 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $364,180 and $613,817, respectively.

Audit Related Fees. There were no fees billed during the years ended December 31, 2011 and 2010 for audit-related services.

Tax fees. The aggregate fees billed for tax services for the years ended December 31, 2011 and 2010 were $47,703 and $69,183, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees. There were no other fees billed during the years ended December 31, 2011 and 2010.

All audit and non-audit services are approved by the general partners prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.      Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A – Consolidated Financial Statements.

2.	The Consolidated Financial Statement Schedules are listed in Part II - Item 8 under B – Consolidated Financial Statement Schedules.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1		Limited Partnership Agreement
3.2		Form of Certificate of Limited Partnership Interest
3.3		Certificate of Limited Partnership
10.1		Escrow Agreement
10.2		Servicing Agreement
10.3	(a)	Form of Note secured by Deed of Trust for Construction Loans, which provides for principal and interest payments
	(b)	Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for principal and interest payments
	(c)	Form of Note secured by Deed of Trust for Commercial and Multi-Family loans which provides for interest only payments
	(d)	Form of Note secured by Deed of Trust for Single Family Residential Loans, which provides for interest and principal payments
	(e)	Form of Note secured by Deed of Trust for Single Family Residential loans, which provides for interest only payments
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

21.1		Subsidiaries of Redwood Mortgage Investors VIII
31.1		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Selected Portions of the Prospectus, dated August 4, 2005 and Supplement No. 6 dated April 28, 2008
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

All of the above exhibits, other than exhibits 21.1, 31.1, 31.2, 31.3, 32.1, 32.2, 32.3, 99.1 and 101 exhibits were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900 and incorporated by reference herein), except Exhibit 10.7 is incorporated by reference herein from Exhibit 10.7 to our Form 10-K filed on April 14, 2011.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of April, 2012.

REDWOOD MORTGAGE INVESTORS VIII

By:	Redwood Mortgage Corp.

	By:	/s/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

By:	Gymno LLC, General Partner

	By:	/s/ Michael R. Burwell
Michael R. Burwell, Manager

By:	/s/ Michael R. Burwell
Michael R. Burwell, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 16th day of April, 2012.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	April 16, 2012

/s/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	April 16, 2012

/s/ Michael R. Burwell
Michael R. Burwell	General Partner	April 16, 2012