Form 10-Q
period 2012-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2012-05-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
March 31, 2012 (unaudited) and December 31, 2011 (audited)
(in thousands)

ASSETS

	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$6,765	$4,200

Loans
Secured
Principal	69,598	73,386
Advances	7,062	6,870
Accrued interest	1,582	2,446
Unsecured	35	44
Allowance for loan losses	(22,035)	(22,035)
Net loans	56,242	60,711

Real estate owned (REO)
Held for sale	40,383	48,406
Held as investment, net	161,159	161,402
REO, net	201,542	209,808

Other assets, net	882	680

Total assets	$265,431	$275,399

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$10,250	$16,789
Mortgages payable	43,010	43,681
Accounts payable	8,167	7,625
Payable to affiliate	417	725
Total liabilities	61,844	68,820

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	202,200	204,137
General partners’ capital (deficit), net	(981)	(968)
Total partners’ capital

Non-controlling interest	2,368	3,410
Total capital	203,587	206,579

Total liabilities and capital	$265,431	$275,399

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue, net
Interest income
Loans	$323	$758
Imputed interest on formation loan	52	125
Other interest income	1	1
Total interest income	376	884

Interest expense
Bank loan, secured	281	730
Mortgages payable	584	552
Amortization of discount on formation loan	52	125
Other interest expense	1	—
Total interest expense	918	1,407

Net interest income/(expense)	(542)	(523)

Late fees	7	3
Other	3	2
Total revenues, net	(532)	(518)

Provision/(recovery) for loan losses	—	—

Operating expenses
Mortgage servicing fees	180	182
Asset management fees	226	247
Costs from Redwood Mortgage Corp.	361	110
Professional services	331	303
REO
Rental operations, net	(805)	(712)
Holding costs	430	291
Loss/(gain) on disposal	(6)	—
Other	47	16
Total operating expenses	764	437
Net income (loss)	$(1,296)	$(955)

Net income (loss)
General partners (1%)	$(13)	$(10)
Limited partners (99%)	(1,283)	(945)
	$(1,296)	$(955)

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income is reinvested	$(6)	$(4)
Where partner receives income in monthly distributions	$(5)	$(4)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2012
(in thousands) (unaudited)

	Limited Partners
		Unallocated
		Syndication	Formation
	Capital	Costs	Loan	Capital, net

Balance, December 31, 2011	$212,431	$(667)	$(7,627)	$204,137
Net income (loss)	(1,283)	—	—	(1,283)
Allocation of syndication costs	(87)	87	—	—
Withdrawals	(654)	—	—	(654)

Balance, March 31, 2012	$210,407	$(580)	$(7,627)	$202,200

	General Partners
		Unallocated		Total
		Syndication		Partners’
	Capital	Costs	Capital, net	Capital

Balance, December 31, 2011	$(961)	$(7)	$(968)	$203,169
Net income (loss)	(13)	—	(13)	(1,296)
Allocation of syndication costs	(1)	1	—	—
Withdrawals	—	—	—	(654)

Balance, March 31, 2012	$(975)	$(6)	$(981)	$201,219

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(in thousands) (unaudited)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(1,296)	$(955)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination costs	103	139
Imputed interest on formation loan	(52)	(125)
Amortization of discount on formation loan	52	125
Depreciation from rental operations	572	397
REO-loss/(gain) on disposal	(6)	—
Change in operating assets and liabilities
Accrued interest	864	12
Advances on loans	(192)	(755)
Receivable from affiliate	—	18
Other assets	(305)	(483)
Accounts payable	542	(94)
Payable to affiliate	(308)	105
Net cash provided by (used in) operating activities	(26)	(1,616)

Cash flows from investing activities
Loans originated	(7)	(3)
Principal collected on loans	3,804	5,879
Refund/(payments) for development of real estate	(322)	55
Proceeds from disposition of real estate	8,022	2,225
Net cash provided by (used in) investing activities	11,497	8,156

Cash flows from financing activities
Payments on bank loan	(6,539)	(7,500)
Payments on mortgages	(671)	(224)
Partners’ withdrawals	(654)	(697)
Formation loan payments received	—	436
Increase/(decrease) in non-controlling interest	(1,042)	(418)
Net cash provided by (used in) financing activities	(8,906)	(8,403)

Net increase (decrease) in cash and cash equivalents	2,565	(1,863)

Cash and cash equivalents, beginning of year	4,200	7,054

Cash and cash equivalents, end of period	$6,765	$5,191

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(in thousands) (unaudited)

	2012	2011
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$—	$3,712

Cash paid for interest	$865	$1,282

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 1 – GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC, a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of March 31, 2012 the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15900 et seq. of the California Corporations Code.

The partnership completed its sixth offering stage in 2008. No additional offerings are contemplated at this time. Sales commissions owed to securities broker/dealers in conjunction with the offerings, are not paid directly out of the offering proceeds by the partnership. These commissions are paid by RMC as consideration for the exclusive right to originate loans for RMI VIII. To fund the payment of these commissions, during the offering periods, the partnership lent amounts to RMC to pay all sales commissions and amounts payable in connection with unsolicited orders to invest (formation loan).

On the mortgage loans originated for RMI VIII, RMC may collect loan brokerage commissions (points) limited to an amount not to exceed four percent per year of the total partnership assets. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  The proceeds from loan brokerage commissions and other fees earned are the source of funds for the repayment of the formation loans by RMC.

Profits and losses are allocated among the limited partners according to their respective capital accounts after one percent of profits and losses is allocated to the general partners. The results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 1 – GENERAL (continued)

Beginning with the worldwide financial crisis in 2008, continuing with the resultant Great Recession, and on-going through 2012, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement dated October 2010 (and the preceding forbearance agreement) resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

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

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged monthly against partners’ capital and are allocated to individual partners consistent with the partnership agreement.

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
March 31, 2012 (unaudited)

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
March 31, 2012 (unaudited)

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

Loans, advances and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the principal balance and accrued interest until repaid by the borrower.

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
March 31, 2012 (unaudited)

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
March 31, 2012 (unaudited)

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

Recently issued accounting pronouncements

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”. The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The partnership adopted ASU 2011-04 effective January 1, 2012.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $(13,000) and $(10,000) for the three months ended March 31, 2012 and 2011, respectively.

Formation loan

Formation loan transactions are presented in the following table at March 31, 2012 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,289)
Formation loan made, net	21,278
Repayments to date	(14,297)
Early withdrawal penalties applied	(643)
Formation loan, net	6,338
Unamortized discount on formation loan	1,289
Balance, March 31, 2012	$7,627

An estimated amount of imputed interest is recorded for any outstanding offerings. During the three months ended March 31, 2012 and 2011, $52,000 and $125,000, respectively, was recorded related to imputed interest.

The proceeds from loan brokerage commissions and other fees earned are the source of funds for the repayment of the formation loans by RMC.

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Brokerage commissions, loan originations

There were no loan brokerage commissions paid by the borrowers in the three months ended March 31, 2012 and 2011.

Other fees

Other fees totaled $315 and $450 for the three month periods ended March 31, 2012 and 2011, respectively.

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

Mortgage servicing fees are summarized in the following table for the three ended March 31 ($ in thousands).

	Three months ended March 31,
	2012	2011
Chargeable by RMC	$270	$273
Waived by RMC	(90)	(91)
Charged to RMI VIII	$180	$182

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

Asset management fees for the three months ended March 31, 2012 and 2011 were $226,000 and $247,000, respectively. No asset management fees were waived during any period reported.

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $361,000 and $110,000, for the three months ended March 31, 2012 and 2011, respectively. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of March 31, 2012, approximately 60% of the partnership’s loans (representing 57% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of March 31, 2012, approximately 38% of the loans outstanding (representing 82% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of March 31, 2012, there was one such loan; however, the borrower is in default negating any funding obligation.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	Three months ended March 31,
	2012	2011
Principal, January 1	$73,386	$202,134
New loans added	7	3
Borrower repayments	(3,795)	(5,824)
Foreclosures	—	(6,502)
Principal, March 31	$69,598	$189,811

At March 31, 2012, the partnership had one unsecured loan with an interest rate of 7.00% and a remaining principal of $35,000.  The borrower is making monthly payments of principal and interest which reduced the principal by $9,000 during the three months ended March 31, 2012.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Secured loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2012	2011
Number of secured loans	47	49
Secured loans – principal	$69,598	$73,386
Secured loans – interest rates range (fixed)	3.00%-12.00%	3.00%-12.00%

Average secured loan – principal	$1,481	$1,498
Average principal as percent of total principal	2.13%	2.04%
Average principal as percent of partners’ capital	0.74%	0.74%
Average principal as percent of total assets	0.56%	0.54%

Largest secured loan – principal	$16,682	$16,675
Largest principal as percent of total principal	23.97%	22.72%
Largest principal as percent of partners’ capital	8.29%	8.21%
Largest principal as percent of total assets	6.28%	6.05%

Smallest secured loan – principal	$90	$92
Smallest principal as percent of total principal	0.13%	0.12%
Smallest principal as percent of partners’ capital	0.04%	0.05%
Smallest principal as percent of total assets	0.03%	0.03%

Number of counties where security is located (all California)	21	21
Largest percentage of principal in one county	25.83%	24.51%

Number of secured loans in foreclosure status	6	7
Secured loans in foreclosure – principal	$21,299	$21,915

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2012, the partnership’s largest loan, in the unpaid principal balance of $16,682,000 (representing 23.97% of outstanding secured loans and 6.28% of partnership assets) has an interest rate of 10.00% and is secured by a condominium/apartment complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership has been working with the borrower to assist with the sale of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

In April 2012, the partnership released its security interest in a condominium complex in exchange for security interests in several financial instruments, some of which are secured by deeds of trust on real property. The tables in Note 4 include the loan with its original characteristics such as property type (Single-family), property location (Santa Clara County, California) and lien position (2nd). At March 31, 2012, the loan had a principal balance of $3,460,000, an interest rate of 6.00%, matures on December 30, 2016, and at the time of our loan had a senior lien of $18,744,000, and an appraisal of $30,210,000. The loan is current per the new agreement, and is designated impaired and is in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	March 31, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	5	$17,610	25%	5	$17,606	24%
San Francisco Bay Area (1)	22	40,379	58	23	42,206	58
Northern California (1)	8	7,362	11	8	7,373	10
Southern California	12	4,247	6	13	6,201	8
Total secured loans	47	$69,598	100%	49	$73,386	100%

(1)	Excludes line(s) above

Lien positions

Secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	20	$28,054%		21	$29,361	40%
Second trust deeds	25	41,043		26	43,523	59
Third trust deeds	2	501		2	502	1
Total secured loans	47	69,598	100%	49	73,386	100%
Liens due other lenders at loan closing		113,857			114,550

Total debt		$183,455			$187,936

Appraised property value at loan closing		$247,709			$275,909

Percent of total debt to appraised
values (LTV) at loan closing (2)		74.06%			68.12%

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	March 31, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	36	$51,448	74%	37	$52,085	71%
Multi-family	3	2,757	4	3	4,609	6
Commercial	7	14,851	21	8	16,149	22
Land	1	542	1	1	543	1
Total secured loans	47	$69,598	100%	49	$73,386	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of March 31, 2012 and December 31, 2011, $40,388,000 and $40,907,000, respectively, of the partnership’s loans were secured by condominium properties.

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2012	11	$19,437	28%
2013	10	2,467	4
2014	2	2,531	4
2015	8	3,740	5
2016	2	3,640	5
Thereafter	4	2,162	3
Total future maturities	37	33,977	49
Matured at March 31, 2012	10	35,621	51
Total secured loans	47	$69,598	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities (continued)

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes 1 loan with an aggregate principal of $3,460,000 which had its maturity date extended, which is considered impaired and is in non-accrual status.

Matured loans

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of March 31, 2012.

Secured loans past maturity are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2012	2011
Number of loans (3) (4)	10	9
Principal	$35,621	$40,393
Advances	6,995	6,829
Accrued interest	1,439	1,608
Loan balance	$44,055	$48,830
Percent of principal	51%	55%

(3)	The secured loans past maturity include seven and eight loans as of March 31, 2012 and December 31, 2011, respectively, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include eight and seven loans as of March 31, 2012 and December 31, 2011, respectively, also included in the secured loans delinquency category.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	March 31,	December 31,
	2012	2011
Past due
30-89 days	$16,827	$5,370
90-179 days	1,066	1,254
180 or more days	34,819	34,911
Total past due	52,712	41,535
Current	16,886	31,851
Total secured loans	$69,598	$73,386

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency (continued)

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the three months ended March 31, 2012 and 2011 was $0 and $8,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at March 31, 2012 and December 31, 2011 was $1,430,000 and $1,458,000, respectively.

At March 31, 2012, the partnership had eight workout agreements in effect with an aggregate principal of $4,252,000. Of the eight borrowers, six, with an aggregate principal of $3,357,000, had made all required payments under the workout agreements and were included in the above table as current. Four of the eight loans, with an aggregate principal of $1,128,000 were designated impaired and were in non-accrual status.

At December 31, 2011, the partnership had eight workout agreements in effect with an aggregate principal of $4,255,000. Of the eight borrowers, seven, with an aggregate principal of $3,590,000 had made all required payments under the workout agreements and the loans were included in the above table as current. Four of the eight loans, with an aggregate principal of $1,131,000 were designated impaired and were in non-accrual status.

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2012	2011
Secured loans in nonaccrual status
Number of loans	18	19
Principal	$60,256	$62,739
Advances	7,045	6,859
Accrued interest	1,434	2,259
Loan balance	$68,735	$71,857
Foregone interest	$1,263	$3,957

At March 31, 2012 and December 31, 2011, there were zero and one loans, respectively, with loan balances of $0 and $195,000, respectively, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans

Secured loans designated as impaired loans are summarized in the following table at and for the three months ended March 31, 2012 and for the year ended December 31, 2011 ($ in thousands).

	March 31,	December 31,
	2012	2011
Principal	$63,830	$66,318
Recorded investment (5)	$72,364	$75,496
Impaired loans without allowance	$29,101	$32,363
Impaired loans with allowance	$43,263	$43,133
Allowance for loan losses, impaired loans	$21,535	$21,535

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	March 31,	December 31,
	2012	2011
Average recorded investment	$73,930	$143,783
Interest income recognized	$57	$695
Interest income received in cash	$749	$277

Modifications and troubled debt restructurings

During the three months ended March 31, 2012, the partnership modified one loan by extending the maturity date, lowering the interest rate, and changing the loan from interest only to an amortizing loan which increased the monthly payment.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Three months ended March 31,
	2012	2011
Balance, January 1	$22,035	$89,200

Provision/(recovery) for loan losses	—	—

Charge-offs, net
Charge-offs	—	(3,925)
Recoveries	—	—
Charge-offs, net	—	(3,925)

Balance, March 31	$22,035	$85,275

Specific reserves	$21,535	$83,999
General reserves	500	1,276
Balance, March 31	$22,035	$85,275

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	—%	1.93%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$21,475	74%	$21,475	72%
Multi-family	60	4	60	4
Commercial	490	21	490	23
Land	10	1	10	1
Total for secured loans	$22,035	100%	$22,035	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$22,035	100%	$22,035	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE

REO, held for sale activity and changes in the net realizable values are summarized in the following table ($ in thousands).

	Three months ended March 31,
	2012	2011
Balance, January 1	$48,406	$54,206
Dispositions	(8,023)	(2,225)
Improvements/betterments/(refunds)	—	(80)
Balance, March 31	$40,383	$51,901

Property type
Single family	$259	$8,356
Multi-family	12,724	30,095
Commercial	27,400	13,450
Balance, March 31	$40,383	$51,901
Number of properties, March 31	7	9

The results of operations for rental properties in REO, held for sale is presented in the following table ($ in thousands). The table below reflects rental operations, net for those properties classified as REO, held for sale at March 31, 2012 and March 31, 2011.

	Three months ended March 31,
	2012	2011
Rental income	$109	$376

Operating expenses
Administration and payroll	17	62
Homeowner association fees	2	—
Receiver fees	11	23
Other	4	5
Utilities and maintenance	22	73
Advertising and promotions	—	2
Property taxes	10	64
Total operating expenses	66	229
Net operating income	43	147
Depreciation	—	—
Earnings	$43	$147

Interest expense on the mortgages securing the rental property was $33,000 and $212,000 for the three month periods ended March 31, 2012 and 2011, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

During the first quarter of 2012 the partnership sold the following properties.
-	1 condominium unit and 3 tenants-in-common units, all located in San Francisco County, California. The units had an aggregate gain on sale of approximately $6,000.
-
A mixed-use property consisting of a single-family residence, winery and vineyard, located in Napa County, California. The partnership placed its interest in the title to the property in a single asset entity named Diamond Heights Winery, LLC. The property was sold for its carrying value.

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET

For REO, held as investment, the activity and changes in the impairment reserves are summarized in the following table for the three months ended March 31 ($ in thousands).

	Net Realizable Value		Accumulated Depreciation
	2012	2011	2012	2011
Balance, January 1	$161,402	$115,411	$3,594	$1,807
Acquisitions		10,825
Dispositions	7	—	(7)	—
Improvements/betterments	322	25		—
Depreciation	(572)	(397)	572	397
Balance, March 31	$161,159	$125,864	$4,159	$2,204

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	March 31,	December 31,
	2012	2011
Number of properties	21	21

Property type
Single family	$6,361	$6,039
Multi-family	137,307	137,840
Commercial	12,461	12,493
Land	5,030	5,030
Total REO, held as investment, net	$161,159	$161,402

At March 31, 2012 and December 31, 2011, there was 1 property with carrying values of $3,470,000 and $3,148,000, respectively, in construction with remaining construction costs of approximately $1,832,000 and $2,154,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three months ended March 31 ($ in thousands).

	Three months ended March 31,
	2012	2011
Number of properties	17	10
Rental income	$2,809	$1,797
Operating expenses
Administration and payroll	375	222
Homeowner association fees	158	12
Receiver fees	62	—
Other	89	31
Utilities and maintenance	305	326
Advertising	34	8
Property taxes	452	236
Total operating expenses	1,475	835
Net operating income	1,334	962
Depreciation	572	397
Rental operations, net(1)	$762	$565

(1)	Interest expense on the mortgages securing the rental property was $549,000 and $340,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The bank loan balance was $10,250,000 and $16,789,000, at March 31, 2012 and December 31, 2011, respectively.

The required remaining minimum principal payments are $10,250,000 for 2012.

The bank loan balance at May 14, 2012 was approximately $7,500,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 7 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	March 31,	December 31,
Lender	2012	2011
NorthMarq Capital	$18,923	$19,027
Interest rate 2.97%
Matures July 1, 2015
Monthly payment (1) $124,415
East West Bank (2)	13,700	13,735
Interest rate 7.50%
Matures May 5, 2012
Monthly payment $98,347
Business Partners	7,369	7,456
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $78,669
First National Bank of Northern California	2,200	2,207
Interest rate 5.70%
Matures November 1, 2016
Monthly payment $12,856
Chase	—	432
Interest rate 3.52%
Matures July 1, 2033
Monthly payment $2,728
Wells Fargo Bank	375	379
Interest rate 2.88%
Matures October 1, 2032
Monthly payment $2,014
Wells Fargo Bank (Wachovia Mortgage)	336	338
Interest rate 5.11%
Matures September 15, 2032
Monthly payment $2,233
GMAC	107	107
Interest rate 7.38%
Matures May 1, 2029
Monthly payment $1,154
Total mortgages payable	$43,010	$43,681

(1)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)	East West bank has agreed to an extension; the agreement is being finalized.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 8 – SYNDICATION COSTS

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged monthly against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Syndication costs of $5,010,000 had been incurred by the partnership with the following distribution through March 31, 2012, ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,234)
March 31, 2012 balance	$586

NOTE 9– FAIR VALUE

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

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$72,364	$72,364
REO, held for sale	$—	$—	$40,383	$40,383
REO, held as investment, net	$—	$—	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 9 – FAIR VALUE (continued)

Non-recurring basis (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$75,496	$75,496
REO, held for sale	$—	$—	$48,406	$48,406
REO, held as investment, net	$—	$—	$76,096	$76,096

The following methods and assumptions were used to estimate the fair value.

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $5,774,000 (carrying amount - $5,768,000) and $6,948,000 (carrying amount - $7,068,000) at March 31, 2012 and December 31, 2011, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

NOTE 9 – FAIR VALUE (continued)

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $10,250,000 at March 31, 2012. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5.0% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with a 21-month loan term.

(f)
Mortgages payable. The partnership has mortgages payable (see Note 7 for details). The interest rates are deemed to be at market rates, and the other terms and conditions are deemed to be customary for the secured properties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the partnership sold a tenant-in-common unit in San Francisco, California for total consideration of $1,210,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited consolidated financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, expectations as to when the partnership’s bank loan will be repaid, additional foreclosures in 2012, expectations regarding the level of loan delinquencies, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, and the use of excess cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Current Economic Conditions

The statistical release by the Bureau of Economic Analysis regarding Gross Domestic Product for the first quarter of 2012 and the statements by two of our country’s economic leaders, give a quick summary of the economic conditions facing the company. Real estate finance continues to be challenging; general economic conditions are better (but not yet a recovery by historic standards), and the lending markets remain constricted. These conditions persist with the Federal Reserve Bank remaining accommodative, with interest rates at historic lows and United States’ federal deficits at historic highs.

-
On April 27th The Bureau of Economic Analysis released the Gross Domestic Product, first quarter 2012 (advance estimate). The release stated that “Real gross domestic product -- the output of goods and services produced by labor and property located in the United States -- increased at an annual rate of 2.2 percent in the first quarter of 2012 (that is, from the fourth quarter of 2011 to the first quarter of 2012), according to the “advance” estimate released by the Bureau of Economic Analysis. In the fourth quarter of 2011, real GDP increased 3.0 percent. The increase in real GDP in the first quarter of 2012 primarily reflected positive contributions from personal consumption expenditures (PCE), exports, private inventory investment, and residential fixed investment that were partly offset by negative contributions from federal government spending, nonresidential fixed investment, and state and local government spending. Imports, which are a subtraction in the calculation of GDP, increased. The deceleration in real GDP in the first quarter of 2012 primarily reflected a deceleration in private inventory investment and a downturn in nonresidential fixed investment that were partly offset by accelerations in PCE and in exports.”

-
In testimony given on February 14, 2012, Secretary of the Treasury Timothy Geithner stated, “Three years after the worst financial crisis since the Great Depression, our economy is gradually getting stronger. Over the last two and a half years the economy has grown at an annual rate of 2.5 percent, exceeding growth in the year prior to the recession. Private employers have added 3.7 million jobs over the past 23 months, including more than 400,000 manufacturing jobs. Growth has been led by exports, which have grown 25 percent in real terms over the last two and one-half years, and by business investment in equipment and software, which has risen by 33 percent during the same period. While the economy is regaining strength, we still face significant economic challenges. Unemployment, at 8.3 percent, is still far too high, and the housing market remains weak. The damage inflicted by the crisis presents difficulties for consumers and businesses alike. In addition, the debt crisis in Europe and the slowing of major economies elsewhere in the world present potential impediments to our economic growth.”

-
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

-
Chairman Bernanke further stated, “The large imbalance of supply and demand has been reflected in a drop in home prices of historic proportions. Nationally, house prices have plunged about 30 percent in nominal terms from their peak and 40 percent in real, or inflation-adjusted, terms. In contrast to the situation for owner-occupied homes, rental markets around the country have strengthened somewhat. In particular, vacancy rates for rental properties have declined and now stand near the lower end of their range over the past eight years. Not surprisingly, rents have been increasing and the construction of apartment buildings has picked up. With home prices falling and rents rising, it could make sense in some markets to turn some of the foreclosed properties into rental properties.”

The GDP reports of growth, although slow, give hope the economy is stabilizing/improving. Growth prospects are offset in some sectors, industries and geographies by the continuing affects of the Great Recession. There are significant uncertainties with sovereign debt both at home and in Europe and the stock market exhibits high volatility.

The current economic environment may remain as is for a prolonged period. As such, these dynamics could restrain the ability of the partnership in its efforts to collect its loans due to the inability of borrowers to find replacement financing due to credit restrictions, higher underwriting standards and reduced protective equity. A slow rebound in real estate will elongate the time properties are held, as such, the partnership intends to hold a significant amount of the property it has acquired through foreclosure. To the extent the partnership can generate funds for placement in new loans, there will be limited competition resulting in desirable pricing for well qualified loan applicants.

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

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended March 31, 2012 versus 2011
	Dollars	Percent
Revenue, net
Interest income
Loans	$(435)	(57)%
Imputed interest on formation loan	(73)	(58)
Other interest income	—	—
Total interest income	(508)	(57)

Interest expense
Bank loan, secured	(449)	(62)
Mortgages payable	32	6
Amortization of discount on formation loan	(73)	(58)
Other interest expense	1	—
Total interest expense	(489)	(35)

Net interest income/(expense)	(19)	4

Late fees	4	133
Other	1	50
Total revenues, net	(14)	3

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	(2)	(1)
Asset management fees	(21)	(9)
Costs from Redwood Mortgage Corp.	251	228
Professional services	28	9
REO
Rental operations, net	(93)	13
Holding costs	139	48
Loss/(gain) on disposal	(6)	—
Other	31	194
Total operating expenses, net	327	75

Net income (loss)	$(341)	36%

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

Since the inception of the financial crisis (2008) and the resultant Great Recession (2009), the partnership’s portfolio has continued to migrate from predominately performing loans to impaired loans and REO. Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $265,431,000 at March 31, 2012 (a decline of $159,442,000 or 38%). Net loans, the total of loan principal, advances, accrued interest, net of the allowance for loan losses, declined over the same time period from $386,589,000 to $56,242,000 (a decline of $330,347,000 or 85%). REO increased from $25,693,000 at December 31, 2008, to $201,542,000 at March 31, 2012, as a consequence of the loan collection efforts undertaken by the general partners. Our ownership of the collateral which secured our loans is the most effective means of maintaining or improving the value of the properties and is the best alternative for preserving partners’ capital.

The cash proceeds received by the partnership from loan payments, loan payoffs, sale of real estate owned (REO), and third-party mortgages obtained on stabilized properties that the partnership has taken back through foreclosure or otherwise obtained are used predominately to pay down the amount outstanding on the bank loan. The amount outstanding on the bank loan, after the March 2012 payments were made, was $10,250,000, a reduction of $39,750,000 since December 31, 2010, and a reduction of $74,750,000 since September 2009.

The continuing primary focus of the general partners is the preservation of the limited partners’ capital while dealing with the historic declines in liquidity in the markets and the constraints imposed by the amended terms of the bank loan. While the financial markets continue in turmoil in May 2012, the general partners believe progress toward the repayment of the bank loan in full is on schedule and, depending on the anticipated completion of transactions in contract and the sale of REO, likely will occur at maturity on June 30, 2012, or before.

Comparison of the three month periods ended March 31, 2012 versus the same period ended March 31, 2011

Revenue – Interest income - Loans

The interest income on loans decreased for the three month period ended March 31, 2012 compared to the same periods in 2011, due to decreases in the average secured loan portfolio balance, and the related average yield rate.

Average secured loan balances, interest income – loans, the corresponding interest rates and the effect of the foregone interest on the average yield rate are presented in the table below ($ in thousands).

	Three months ended March 31,
	2012	2011
Average Secured Loan Balance(1)	$71,998	$203,078
Interest income – loans	323	758
Stated Average Yield Rate	8.18%	8.46%
Effective Yield Rate	1.79%	1.49%

(1)  Portfolio Review - See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Interest Expense – Bank Loan, secured, and other Borrowings

The decreased interest expense related to the partnership’s bank loan (previously line of credit) for the three month period ended March 31, 2012 compared to the same period in 2011, is related primarily to a decrease in the average daily borrowing, which was $15,012,000 for the three month period ended March 31, 2012, as compared to $47,500,000 for the same period in 2011, respectively.

The increased interest expense on mortgages for the three month period ended March 31, 2012 compared to the same period in 2011 is primarily due to the increase in the average daily outstanding mortgage balances from $40,888,000 for the three months ended March 31, 2011 to $43,265,000 for the three months ended March 31, 2012.

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

Operating Expenses

The increase in costs from RMC for the three month period ended March 31, 2012, compared to the same period in 2011 was due to reimbursement of qualifying charges permitted in the partnership agreement. In 2011, RMC did not request reimbursement for all costs qualifying for reimbursement, which it may do from time to time in its sole discretion.

The increase in professional services for the three month period ended March 31, 2012, compared to the same period in 2011 was primarily due to a $30,000 increase for the 2011 tax return processing for changes mandated by the Internal Revenue Service.

The increase in rental operations for the three month period ended March 31, 2012 compared to the same period in 2011 is attributable to the partnership’s net acquisition, since March 31, 2011, of seven additional properties, which the general partners determined, at the time of acquisition, would best serve the partnership at such time to be rented rather than sold. The properties range from a single condominium unit up to a 257 unit condominium complex, along with a detached single-family residence and commercial property. Independent, professional management firms were engaged to oversee operations at each of the larger or complex properties.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three months ended March 31 ($ in thousands).

	Three months ended March 31,
	2012	2011
Rental income	$2,918	$2,173

Operating expenses
Administration and payroll	392	284
Homeowner association fees	160	12
Receiver fees	73	23
Other	93	36
Utilities and maintenance	327	399
Advertising and promotions	34	10
Property taxes	462	300
Total operating expenses	1,541	1,064
Net operating income	1,377	1,109
Depreciation	572	397
Earnings	$805	$712

(1)	Interest expense on the mortgages securing the rental property was $582,000 and $552,000 for the three month periods ended March 31, 2012 and 2011, respectively.

The increases in real estate owned holding costs for the three month period ended March 31, 2012, compared to the same period in 2011, is primarily due to property taxes ($169,000) on a San Francisco property acquired in the third quarter of 2011.

The increase in other expenses for the three month period ended March 31, 2012, compared to the same period in 2011, is primarily due to an increase in appraisal costs and bank fees related to requirements under the bank loan.

Liquidity and Capital Resources

Historically, the partnership relied upon loan payoffs, borrowers’ mortgage payments, rents, and sale of real estate owned for the source of funds for new loans, partnership operations, and partner distributions and liquidations.

Beginning with the worldwide financial crisis in 2008, and on-going into 2012, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement (and the preceding forbearance agreement) resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant. The bank loan balance at March 31, 2012 and December 31, 2011 was $10,250,000 and $16,789,000, respectively. The loan is scheduled to be paid off in June 2012.

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

As the downturn in the real estate markets has continued to persist, the disruption in the credit markets is prolonged, and liquidity in the partnership is restricted, liquidations will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to protect its security interests in properties, maintain its real estate holdings, pay down amounts due under its bank loan and on mortgages payable, and maintain operations. It is anticipated liquidation payments will resume only when the partnership’s bank loan is paid in full, the partnership can deploy its assets in such a manner to become profitable, and cash flows improve to levels that enable the partnership to accomplish these objectives.

Contractual Obligations, Commitments, and Contingencies

Contractual obligations of the partnership are summarized in the following table as of March 31, 2012 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years
Bank loan, secured	$10,250	$10,250	$—	$—
Mortgages payable	43,010	14,986	1,829	26,195
Construction contracts	1,832	1,807	25	—
Total	$55,092	$27,043	$1,854	$26,195

See Note 4 (Loans) and Note 11 (Commitments and contingencies, other than loan commitments) to the financial statements included in Part I, Item I of this report for a detailed presentation of commitments and contingencies.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound distributions in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound distributions in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Distributions allocable to limited partners, who elect to compound distributions in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partners electing distribution, if any, by weighted average to total partners’ capital was 56% and 53% at March 31, 2012 and 2011, respectively. Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Under the terms of the amended and restated loan agreement dated October 2010, distributions to electing limited partners cannot exceed a distribution rate of 2.1%. Accordingly, the partnership is restricted in its ability to increase distributions to the limited partners until the bank loan is repaid in full, which the partnership currently anticipates will occur on or about the scheduled maturity date of June 30, 2012. However, if borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then the partnership may be unable to service its scheduled debt payments during the loan term or may be unable to repay the bank loan in full on the maturity date. As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the earnings or distributions within the limitations imposed by the bank loan or thereafter. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves, the bank loan is repaid, cash flows improve and profitability is achieved. For the three months ended March 31, 2012 and 2011, the partnership made cash distributions of $654,000 and $698,000, respectively.

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

Under the terms of the amended and restated loan agreement (dated October 2010) withdrawals of limited partners’ capital are not permitted. The bank loan is scheduled to be paid off in June 2012. Liquidation requests of approximately $2,700,000 remained unfulfilled at March 31, 2012 and liquidations for future periods are suspended until future notice.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

ITEM 4.      Mine Safety Disclosures

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

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	May 15, 2012

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	May 15, 2012

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 15, 2012