Form 10-Q
period 2012-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2012-08-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
June 30, 2012 (unaudited) and December 31, 2011 (audited)
(in thousands)

ASSETS

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$4,124	$4,200

Loans
Secured
Principal	72,147	73,386
Advances	6,925	6,870
Accrued interest	1,604	2,446
Unsecured	126	44
Allowance for loan losses	(19,781)	(22,035)
Net loans	61,021	60,711

Real estate owned (REO)
Held for sale	15,304	48,406
Held as investment, net	171,206	161,402
REO, net	186,510	209,808

Other assets, net	1,377	680

Total assets	$253,032	$275,399

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$4,750	$16,789
Mortgages payable	42,786	43,681
Accounts payable	4,336	7,625
Payable to affiliate	419	725
Total liabilities	52,591	68,820

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	199,734	204,137
General partners’ capital (deficit), net	(1,000)	(968)
Total partners’ capital	198,734	203,169

Non-controlling interest	2,007	3,410
Total capital	200,741	206,579

Total liabilities and capital	$253,032	$275,399

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2012 and 2011
(in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue, net
Interest income
Loans	$423	$542	746	1,300
Imputed interest on formation loan	41	79	93	204
Other interest income	—	1	1	2
Total interest income	464	622	840	1,506

Interest expense
Bank loan, secured	174	630	455	1,360
Mortgages payable	735	773	1,319	1,325
Amortization of discount on formation loan	41	79	93	204
Other interest expense	1	—	1	—
Total interest expense	951	1,482	1,868	2,889

Net interest income/(expense)	(487)	(860)	(1,028)	(1,383)

Late fees	6	1	13	4
Other	—	2	3	4
Total revenues, net	(481)	(857)	(1,012)	(1,375)

Provision/(recovery) for loan losses	139	(1,262)	139	(1,262)

Operating expenses
Mortgage servicing fees	178	1,091	358	1,273
Asset management fees	224	240	450	487
Costs from Redwood Mortgage Corp.	317	456	678	566
Professional services	732	688	1,063	991
REO
Rental operations, net	(605)	(384)	(1,410)	(1,096)
Holding costs	290	324	720	615
Loss/(gain) on disposal	(48)	54	(54)	54
Impairment loss	86	1,593	86	1,593
Other	63	(2)	110	14
Total operating expenses	1,237	4,060	2,001	4,497
Net income (loss)	$(1,857)	$(3,655)	(3,152)	(4,610)

Net income (loss)
General partners (1%)	$(19)	$(36)	(32)	(46)
Limited partners (99%)	(1,838)	(3,619)	(3,120)	(4,564)
	$(1,857)	$(3,655)	(3,152)	(4,610)

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income/(loss) is reinvested	$(8)	$(13)	(14)	(17)
Where partner receives monthly distributions	$(9)	$(14)	(14)	(18)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2012
(in thousands) (unaudited)

	Limited Partners
		Unallocated
		Syndication	Formation
	Capital	Costs	Loan	Capital, net

Balance, December 31, 2011	$212,431	$(667)	$(7,627)	$204,137
Net income (loss)	(3,120)	—	—	(3,120)
Allocation of syndication costs	(174)	174	—	—
Withdrawals	(1,283)	—	—	(1,283)

Balance, June 30, 2012	$207,854	$(493)	$(7,627)	$199,734

	General Partners
		Unallocated		Total
		Syndication		Partners’
	Capital	Costs	Capital, net	Capital

Balance, December 31, 2011	$(961)	$(7)	$(968)	$203,169
Net income (loss)	(32)	—	(32)	(3,152)
Allocation of syndication costs	(2)	2	—	—
Withdrawals	—	—	—	(1,283)

Balance, June 30, 2012	$(995)	$(5)	$(1,000)	$198,734

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(in thousands) (unaudited)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(3,152)	$(4,610)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination costs	196	552
Imputed interest on formation loan	(93)	(204)
Amortization of discount on formation loan	93	204
Provision for loan losses	139	(1,262)
Depreciation from rental operations	1,147	831
REO-loss/(gain) on disposal	(54)	54
REO impairment loss	86	1,593
Change in operating assets and liabilities
Accrued interest	842	54
Advances on loans	(265)	(1,502)
Allowance for loan losses - recoveries	21	—
Receivable from affiliate	—	18
Other assets	(893)	(620)
Accounts payable	(3,381)	(926)
Deferred revenue	—	(109)
Payable to affiliate	(306)	831
Net cash provided by (used in) operating activities	(5,620)	(5,096)

Cash flows from investing activities
Loans funded or acquired	(10,704)	(60)
Principal collected on loans	8,133	9,052
Payments for development of real estate	(1,326)	(114)
Proceeds from disposition of real estate	25,061	26,857
Net cash provided by (used in) investing activities	21,164	35,735

Cash flows from financing activities
Payments on bank loan	(12,039)	(15,000)
Payments on mortgages	(895)	(13,070)
Partners’ withdrawals	(1,283)	(1,366)
Formation loan payments received	—	582
Decrease in non-controlling interest	(1,403)	(537)
Net cash provided by (used in) financing activities	(15,620)	(29,391)

Net increase (decrease) in cash and cash equivalents	(76)	1,248

Cash and cash equivalents, beginning of year	4,200	7,054

Cash and cash equivalents, end of period	$4,124	$8,302

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(in thousands) (unaudited)

	2012	2011
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$1,524	$8,812

Cash paid for interest	$1,774	$2,685

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 1 – GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of June 30, 2012, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

RMC, Gymno, and Burwell, as the general partners, are entitled to one percent of the profits and losses of RMI VIII. Beginning with calendar year 2010, and continuing until January 1, 2020, Gymno and RMC each assigned its right to one-third of one percent of profits and losses to Burwell in exchange for Burwell assuming one hundred percent of the general partners’ equity deficit.

Income taxes – federal and state – are the obligation of the limited partners, if and when taxes apply, other than for the annual California franchise taxes levied on and paid by the partnership.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

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

Commission and fees paid by borrowers to the general partners

Brokerage commissions, loan originations – the partnership agreement provides for RMC to collect a loan brokerage commission for fees in connection with the review, selection, evaluation, negotiation and extension of loans, that is expected to range from approximately 2% to 5% of the principal amount of each loan made during the year. Total loan brokerage commissions are limited to an amount not to exceed four percent of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and are not an expense of the partnership.

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
June 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries, and its 72.5%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications, not affecting previously reported net income/(loss) or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

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

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). Further complicating the process already subject to judgment, uncertainty and imprecision are the ongoing low transaction volumes in the select single-family and land markets, and the variability that has resulted. This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller in a functioning market or the transaction was completed in a distressed market, in which the predominant number of sellers are surrendering properties to lenders in partial settlement of debt (as is currently prevalent in the single-family markets, but which is occurring less frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

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

Loans, advances and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amount paid out on the borrower's behalf and any accrued interest on the amount paid out, until repaid by the borrower.

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
June 30, 2012 (unaudited)

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
June 30, 2012 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $(19,000) and $(36,000) for the three months and $(32,000) and $(46,000) for the six months ended June 30, 2012 and 2011, respectively.

Formation loan

Formation loan transactions are presented in the following table at June 30, 2012 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,196)
Formation loan made, net	21,371
Repayments to date	(14,297)
Early withdrawal penalties applied	(643)
Formation loan, net	6,431
Unamortized discount on formation loan	1,196
Balance, June 30, 2012	$7,627

An estimated amount of imputed interest is recorded for any outstanding offerings. During the three months ended June 30, 2012 and 2011, $41,000 and $79,000, respectively, was recorded related to imputed interest, and for the six months ended June 30, 2012 and 2011 $93,000 and $204,000, respectively, was recorded.

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
June 30, 2012 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers during the three months ended June 30, 2012 and 2011 were $105,000 and $0 respectively, and during the six months ended June 30, 2012 and 2011 were $107,000 and $0, respectively.

Other fees

Other fees totaled $1,040 and $755 for the three month periods ended June 30, 2012 and 2011, respectively and $1,355 and $1,205 for the six month periods ended June 30, 2012 and 2011.

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

Mortgage servicing fees are summarized in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Chargeable by RMC	$268	$1,636	$538	$1,909
Waived by RMC	(90)	(545)	(180)	(636)
Charged to RMI VIII	$178	$1,091	$358	$1,273

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). At times, the general partners have charged less than the maximum allowable rate to enhance the partnership’s earnings. Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions. The general partners do not use any specific criteria in determining the exact amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.

Asset management fees for the three months ended June 30, 2012 and 2011 were $224,000 and $240,000, respectively, and for the six months ended June 30, 2012 and 2011, were $450,000 and $487,000, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $317,000 and $456,000, for the three months ended June 30, 2012 and 2011, respectively, and $678,000 and $566,000, for the six months ended June 30, 2012 and 2011, respectively. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of June 30, 2012, approximately 59% of the partnership’s loans (representing 60% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

As of June 30, 2012, approximately 44% of the loans outstanding (representing 85% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of June 30, 2012, there was one such loan; however, the borrower is in default negating any funding obligation.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	Six months ended June 30,
	2012	2011
Principal, January 1	$73,386	$202,134
Loans funded or acquired	10,604	60
Borrower repayments	(8,115)	(8,997)
Foreclosures	(3,728)	(15,490)
Principal, June 30	$72,147	$177,707

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Secured loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2012	2011
Number of secured loans	41	49
Secured loans – principal	$72,147	$73,386
Secured loans – interest rates range (fixed)	3.00%-12.00%	3.00%-12.00%

Average secured loan – principal	$1,760	$1,498
Average principal as percent of total principal	2.44%	2.04%
Average principal as percent of partners’ capital	0.89%	0.74%
Average principal as percent of total assets	0.70%	0.54%

Largest secured loan – principal	$16,692	$16,675
Largest principal as percent of total principal	23.14%	22.72%
Largest principal as percent of partners’ capital	8.40%	8.21%
Largest principal as percent of total assets	6.60%	6.05%

Smallest secured loan – principal	$89	$92
Smallest principal as percent of total principal	0.12%	0.12%
Smallest principal as percent of partners’ capital	0.04%	0.05%
Smallest principal as percent of total assets	0.04%	0.03%

Number of counties where security is located (all California)	19	21
Largest percentage of principal in one county	35.77%	24.51%

Number of secured loans in foreclosure status	5	7
Secured loans in foreclosure – principal	$14,275	$21,915

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2012, the partnership’s largest loan, in the unpaid principal balance of $16,692,000 (representing 23.14% of outstanding secured loans and 6.60% of partnership assets) has an interest rate of 10.00% and is secured by a condominium/apartment complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership has been working with the borrower to assist with the sale of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

During June 2012, the partnership transferred a 22.86% share of a $10,500,000 loan at a discount of $86,747 to various affiliates.  The partnership has the right to repurchase from the affiliates until December 28, 2012.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Secured loan characteristics (continued)

In April 2012, the partnership released its security interest in a condominium complex in exchange for security interests in several financial instruments, some of which are secured by deeds of trust on real property. The tables in Note 4 include the loan with its original characteristics such as property type (Single-family), property location (Santa Clara County, California) and lien position (2nd). At June 30, 2012, the loan had a principal balance of $3,221,000, an interest rate of 6.00%, matures on December 30, 2016, and at the time of our loan had a senior lien of $18,744,000, and an appraisal of $30,210,000. The loan is current per the new agreement, and is designated impaired and is in non-accrual status.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	June 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	6	$25,804	36%	5	$17,606	24%
San Francisco Bay Area (1)	18	39,237	54	23	42,206	58
Northern California (1)	6	3,134	4	8	7,373	10
Southern California	11	3,972	6	13	6,201	8
Total secured loans	41	$72,147	100%	49	$73,386	100%

(1)	Excludes line(s) above

Lien positions

Secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	17	$31,568	43%	21	$29,361	40%
Second trust deeds	22	40,080	56	26	43,523	59
Third trust deeds	2	499	1	2	502	1
Total secured loans	41	72,147	100%	49	73,386	100%
Liens due other lenders at loan closing		110,185			114,550

Total debt		$182,332			$187,936

Appraised property value at loan closing		$263,922			$275,909

Percent of total debt to appraised
values (LTV) at loan closing (2)		69.09%			68.12%

(2)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three and a half years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	June 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	31	$46,544	64%	37	$52,085	71%
Multi-family	3	2,757	4	3	4,609	6
Commercial	6	22,304	31	8	16,149	22
Land	1	542	1	1	543	1
Total secured loans	41	$72,147	100%	49	$73,386	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of June 30, 2012 and December 31, 2011, $36,924,000 and $40,907,000, respectively, of the partnership’s loans were secured by condominium properties.

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2012	9	$2,421	4%
2013	7	1,715	2
2014	1	2,259	3
2015	8	11,747	16
2016	2	3,401	5
Thereafter	4	2,148	3
Total future maturities	31	23,691	33
Matured at June 30, 2012	10	48,456	67
Total secured loans	41	$72,147	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

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

Matured loans

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of June 30, 2012.

Secured loans past maturity are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2012	2011
Number of loans (3) (4)	10	9
Principal	$48,456	$40,393
Advances	6,861	6,829
Accrued interest	1,444	1,608
Loan balance	$56,761	$48,830
Percent of principal	67%	55%

(3)	The secured loans past maturity include nine and eight loans as of June 30, 2012 and December 31, 2011, respectively, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include eight and seven loans as of June 30, 2012 and December 31, 2011, respectively, also included in the secured loans delinquency category.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	June 30,	December 31,
	2012	2011
Past due
30-89 days	$1,636	$5,370
90-179 days	726	1,254
180 or more days	31,761	34,911
Total past due	34,123	41,535
Current	38,024	31,851
Total secured loans	$72,147	$73,386

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency (continued)

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the six months ended June 30, 2012 and 2011 was $14,000 and $291,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at June 30, 2012 and December 31, 2011 was $1,442,000 and $1,458,000, respectively.

At June 30, 2012, the partnership had nine workout agreements in effect with an aggregate principal of $4,451,000. Of the nine borrowers, six, with an aggregate principal of $3,354,000, had made all required payments under the workout agreements and were included in the above table as current. Six of the nine loans, with an aggregate principal of $1,556,000, were designated impaired and were in non-accrual status.

At December 31, 2011, the partnership had eight workout agreements in effect with an aggregate principal of $4,255,000. Of the eight borrowers, seven, with an aggregate principal of $3,590,000, had made all required payments under the workout agreements and the loans were included in the above table as current. Four of the eight loans, with an aggregate principal of $1,131,000 were designated impaired and were in non-accrual status.

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2012	2011
Secured loans in nonaccrual status
Number of loans	18	19
Principal	$56,150	$62,739
Advances	6,915	6,859
Accrued interest	1,443	2,259
Loan balance	$64,508	$71,857
Foregone interest	$2,337	$3,957

At June 30, 2012 no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status.  At December 31, 2011, there was one loan with a principal balance of $195,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans

Secured loans designated as impaired loans are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2012	2011
Principal	$59,082	$66,318
Recorded investment (5)	$67,498	$75,496
Impaired loans without allowance	$28,145	$32,363
Impaired loans with allowance	$39,353	$43,133
Allowance for loan losses, impaired loans	$19,260	$21,535

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	June 30,	December 31,
	2012	2011
Average recorded investment	$71,497	$143,783
Interest income recognized	$97	$695
Interest income received in cash	$955	$277

Modifications and troubled debt restructurings

During the six months ended June 30, 2012, the partnership modified one loan by extending the maturity date, lowering the interest rate, and changing the loan from interest only to an amortizing loan which increased the monthly payment.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Six months ended June 30,
	2012	2011
Balance, January 1	$22,035	$89,200

Provision/(recovery) for loan losses	139	(1,262)

Charge-offs, net
Charge-offs	(2,414)	(8,708)
Recoveries	21	—
Charge-offs, net	2,393	(8,708)

Balance, June 30	$19,781	$79,230

Specific reserves	$19,260	$75,701
General reserves	521	3,529
Balance, June 30	$19,781	$79,230

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	3.42%	4.43%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$19,221	64%	$21,475	72%
Multi-family	60	4	60	4
Commercial	490	31	490	23
Land	10	1	10	1
Total for secured loans	$19,781	100%	$22,035	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$19,781	100%	$22,035	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE

REO, held for sale activity and changes in the net realizable values are summarized in the following table ($ in thousands).

	Six months ended June 30,
	2012	2011
Balance, January 1	$48,406	$54,206
Dispositions	(25,014)	(18,664)
Improvements/betterments/(refunds)	281	(75)
Designated to REO held as investment	(8,250)	—
Changes in net realizable value	(119)	(1,750)
Balance, June 30	$15,304	$33,717

Property type
Single family	$140	$7,461
Multi-family	11,714	14,556
Commercial	3,450	11,700
Balance, June 30,	$15,304	$33,717
Number of properties, June 30	5	7

The results of operations for rental properties in REO, held for sale is presented in the following table ($ in thousands). The table below reflects rental operations, net for those properties classified as REO, held for sale at June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Rental income	$77	$164	$186	$540

Operating expenses
Administration and payroll	5	38	22	100
Homeowner association fees	—	—	2	—
Receiver fees	3	(1)	14	22
Utilities and maintenance	10	45	32	118
Advertising and promotions	—	(1)	—	1
Property taxes	7	27	17	91
Other	—	14	4	19
Total operating expenses	25	122	91	351
Net operating income	52	42	95	189
Depreciation	—	—	—	—
Rental operations, net(1)	$52	42	$95	$189

Interest expense on the mortgages securing the rental property was $42,000 and $321,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $75,000 and $533,000 for the six month periods ended June 30, 2012 and 2011, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

During the second quarter of 2012 the partnership sold the following properties.
-
A commercial property/development site located in San Francisco, County, California, operating as a parking lot. The sale resulted in a gain of approximately $170,000.  As part of the sale, the partnership took back a loan of $10,500,000 secured by the property.

-	A tenant-in-common unit located in San Francisco County, California. The unit had a loss on sale of approximately $122,000.

During the first quarter of 2012 the partnership sold the following properties.
-	1 condominium unit and 3 tenants-in-common units, all located in San Francisco County, California. The units had an aggregate gain on sale of approximately $6,000.
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

	Net Realizable Value		Accumulated Depreciation
	2012	2011	2012	2011
Balance, January 1	$161,402	$115,411	$3,594	$1,807
Acquisitions	1,649	17,187	—	—
Dispositions	7	(8,247)	(7)	(40)
Improvements/betterments	1,045	189	—	—
Designated from REO held for sale	8,250	—	—	—
Changes in net realizable values	—	157	—	—
Depreciation	(1,147)	(831)	1,147	831
Balance, June 30	$171,206	$123,866	$4,734	$2,598

During the second quarter the partnership changed the designation of the property held by Broadway LLC from REO held for sale to REO held as investment.  The general partners have determined it would be in the partnership’s best interest to renovate for commercial use or develop into multi-family.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	June 30,	December 31,
	2012	2011
Number of properties	23	21

Property type
Single family	$8,488	$6,039
Multi-family	136,998	137,840
Commercial	20,690	12,493
Land	5,030	5,030
Total REO, held as investment, net	$171,206	$161,402

At June 30, 2012 and December 31, 2011, there was 1 property with a carrying value of $3,959,000 and $3,148,000, respectively, in construction with remaining construction costs of approximately $1,343,000 and $2,154,000, respectively.

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of properties	18	11	18	11
Rental income	$2,797	$1,804	$5,606	$3,601
Operating expenses
Administration and payroll	361	218	736	440
Homeowner association fees	220	46	378	58
Receiver fees	88	74	150	74
Utilities and maintenance	312	332	617	658
Advertising	24	10	58	18
Property taxes	573	274	1,025	510
Other	91	74	180	105
Total operating expenses	1,669	1,028	3,144	1,863
Net operating income	1,128	776	2,462	1,738
Depreciation	575	434	1,147	831
Rental operations, net (1)	$553	$342	$1,315	$907

(1)
Interest expense on the mortgages securing the rental property was $691,000 and $452,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,240,000 and $792,000 for the six months ended June 30, 2012 and 2011, respectively.

During the second quarter of 2012, the partnership acquired through foreclosure a partially completed home subdivision (Huron Park Property Company, LLC) in Fresno County, California. The recorded investment was approximately $1,649,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

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

In July 2012, the partnership and the banks agreed to an extension of the loan to November 30, 2012.

The bank loan balance was $4,750,000 and $16,789,000, at June 30, 2012 and December 31, 2011, respectively.

The required remaining minimum principal payments are $4,750,000 for 2012.

The bank loan balance at August 14, 2012 was approximately $4,400,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 7 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	June 30,	December 31,
Lender	2012	2011
NorthMarq Capital	$18,819	$19,027
Interest rate 2.97%
Matures July 1, 2015
Monthly payment (1) $121,904
East West Bank (2)	13,681	13,735
Interest rate 5.50%
Matures June 1, 2017
Monthly payment $78,283
Business Partners	7,281	7,456
Interest rate 6.53%
Matures May 1, 2015
Monthly payment (1) $78,669
First National Bank of Northern California	2,193	2,207
Interest rate 5.70%
Matures November 1, 2016
Monthly payment $12,856
Chase	—	432
Interest rate 3.52%
Matures July 1, 2033
Monthly payment $2,728
Wells Fargo Bank	372	379
Interest rate 2.88%
Matures October 1, 2032
Monthly payment $2,014
Wells Fargo Bank (Wachovia Mortgage)	333	338
Interest rate 5.11%
Matures September 15, 2032
Monthly payment $2,233
GMAC	107	107
Interest rate 7.38%
Matures May 1, 2029
Monthly payment $1,154
Total mortgages payable	$42,786	$43,681

(1)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)	The partnership and East West bank have finalized a new five-year loan, with a variable interest rate.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 8 – SYNDICATION COSTS

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged monthly against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Syndication costs of $5,010,000 had been incurred by the partnership with the following distribution through June 30, 2012, ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,322)
June 30, 2012 balance	$498

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

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans, net	$—	$—	$48,238	$48,238
REO, held for sale	$—	$—	$15,304	$15,304
REO, held as investment, net	$—	$—	$9,899	$9,899

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 9 – FAIR VALUE (continued)

Non-recurring basis (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans, net	$—	$—	$53,961	$53,961
REO, held for sale	$—	$—	$48,406	$48,406
REO, held as investment, net	$—	$—	$76,096	$76,096

The following methods and assumptions were used to estimate the fair value.

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $11,914,000 (carrying amount – $13,065,000) and $6,948,000 (carrying amount – $7,068,000) at June 30, 2012 and December 31, 2011, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012 (unaudited)

NOTE 9 – FAIR VALUE (continued)

(e)
Bank loan. The partnership has a bank loan, evidenced by a promissory note, in an outstanding amount of $4,750,000 at June 30, 2012. The interest rate of 1.5 points above the prime rate, or 4.75%, with a floor of 5.0% is deemed to be a market rate and the other terms and conditions are deemed to be customary for a well collateralized note with a comparable loan term.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012 the partnership sold a single-family residence in Humboldt County California for total consideration of $152,500.

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

Current Economic Conditions

The partnership invests in real estate mortgage loans secured by California real estate. Many economic factors can influence the performance and repayment of these loans. The San Francisco Bay Area and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic health of these regions is of primary importance in determining new lending opportunities and the performance of previously made loans.

Though the Great Recession was officially deemed ended in June of 2009 its effects are still being felt in our current economic environment. Three years after its official end, in spite of efforts by the Federal Reserve and U.S. Government to reduce the recession’s impact, the economy, employment, credit markets, consumers, business, banking system, state and local governments, real estate, construction and other indicators have still not recovered, and its effects continue to linger. Though the economy seems to have stabilized and shows limited improvement, the recovery is not necessarily broad or widespread. Areas experiencing improvement are both spotty and regionally located and while measurable, is not generally significant enough to improve conditions considerably off their recession lows.  Patience is the virtue of the day as we wait for momentum to accelerate.

The United States Gross Domestic Product (GDP) change was 2.4 percent for 2010, 1.5 percent for 2011 and 2.0 percent and 1.5 percent for the first and second quarters of 2012. These GDP changes remain low and uneven reflecting general attitudes that the recovery taking place is slow, fragile and uneven. The Federal Reserve continues to help support economic recovery by maintaining a highly accommodative stance for monetary policy, purposely keeping the target range for the federal funds rate at 0 to ¼ percent. The Federal Reserve further anticipates that they are likely to warrant these exceptionally low levels for the federal funds rate at least through late 2014.

Employment, a significant factor in borrowers’ abilities to service their debts, has improved but progress has been slow. Employment is at far from desirable levels and recovery at the current pace will take several years. Year over year unemployment saw improvement in the United States from 9.3 percent in June 2011 to 8.4 percent in June of 2012. Likewise in California, unemployment improved from 12.0 percent in June of 2011 to 10.7 percent in June of 2012. In the lending areas in which we have the greatest concentration of our loans San Francisco County’s unemployment rate was 7.8 percent and the Los Angeles/Long Beach/Glendale metropolitan area was 11.1 percent. All these areas showed improvement from last year indicating that fewer borrowers will be affected by unemployment reducing their ability to meet their debt obligations.

The value of a borrower’s real estate often plays a significant role in a borrower’s capacity and desire to service and repay the debt secured by that real estate. To the extent that a borrower’s real estate value falls below the outstanding debt, often referred to as “underwater,” the borrower may become less motivated and committed to honoring the debt obligation secured by the property.  Hence, the stability and direction of real estate market values are important to lenders with debt secured by real estate. After real estate values fell precipitously during and subsequent to the Great Recession, real estate values have begun to stabilize and more recently in some instances have increased, although increased values are often a local and city specific phenomenon. The median price for a California home increased from $253,000 at June 2011 to $274,000 at June 2012. An estimated 41,027 new and resale houses and condos sold statewide in June 2012, which was a 5.3 percent increase from the 38,975 sold in June 2011. Both the 2011 and 2012 number of homes sold is well below the average number of homes sold in June which is 49,753 since statistics have been tracked beginning in 1988. In regional areas that contain most of our loans, the San Francisco Bay Area and the Los Angeles metropolitan area, the numbers are a bit better than California as a whole. In the nine county San Francisco Bay Area, the median price for a home increased from $377,750 at June 2011 to $400,000 at June 2012. An estimated 8,577 new and resale houses and condos sold in the nine county San Francisco Bay Area in June 2012 which was a 7.2 percent increase from the 7,998 sold in June 2011. Both the 2011 and 2012 number of homes sold is well below the average number of homes sold in June, which is 10,067 since statistics have been tracked beginning in 1988. In the Los Angeles metropolitan region, the median price for a home increased from $285,000 in June 2011 to $300,000 in June 2012. An estimated 22,075 new and resale houses and condos sold in the Los Angeles, Riverside, San Diego, Ventura, San Bernardino and Orange counties in June 2012, which was a 7.5 percent increase from the 20,532 sold in June 2011. Both the 2011 and 2012 number of homes sold is well below the average number of homes sold in June, which are 27,544 since statistics have been tracked beginning in 1988.

Mortgage rates are also an important factor in the health of the real estate market.  The cost of carrying a mortgage factors into the affordability of real estate, with lower rates making real estate more affordable. The credit markets for real estate are still affected by the economic downturns resulting from the Great Recession. Credit for real estate remains tight, underwriting standards remain high and most lenders are writing loans to the guideline standards of Fannie Mae, Freddie Mac and FHA with the anticipation that the loans written will be conducted there. Therefore, funding for loans that do not meet these government and quasi-government sponsored standards is difficult to find, if in fact there are lenders willing to fund loans outside agency standard guidelines. The credit market remains constricted except for loans meeting these standards. Should a borrower and the property qualify for a mortgage loan, competition is strong for loans that meet the stringent requirements of federal programs – both for single family and multi-family properties – and prices (i.e. interest rates) are at historic lows. However, for properties that do not meet government agency standards (the partnership’s market) there are fewer competing lenders and prices are at or above our target. Activity levels, while still below normal levels, are improving. Lenders with capital willing to enter into this niche market are of reduced numbers than expected before the financial crisis and find lending opportunities with high quality property securing the loan and borrowers whose characteristics fall outside federal agency guidelines, but who are excellent lending risks. These borrowers are capable and willing to pay rates of interest (while still favorable by historic standards) which is substantially above those being realized by traditional lenders,

Critical Accounting Policies

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

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended June 30, 2012 versus 2011		Changes during the six months ended June 30, 2012 versus 2011
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$(119)	(22)%	$(554)	(43)%
Imputed interest on formation loan	(38)	(48)	(111)	(54)
Other interest income	(1)	(100)	(1)	(50)
Total interest income	(158)	(25)	(666)	(44)

Interest expense
Bank loan, secured	(456)	(72)	(905)	(67)
Mortgages payable	(38)	(5)	(6)	—
Amortization of discount on formation loan	(38)	(48)	(111)	(54)
Other interest expense	1	—	1	—
Total interest expense	(531)	(36)	(1,021)	(35)

Net interest income/(expense)	373	(43)	355	(26)

Late fees	5	500	9	225
Other	(2)	(100)	(1)	(25)
Total revenues, net	376	(44)	363	(26)

Provision for loan losses	1,401	(111)	1,401	(111)

Operating expenses
Mortgage servicing fees	(913)	(84)	(915)	(72)
Asset management fees	(16)	(7)	(37)	(8)
Costs from Redwood Mortgage Corp.	(139)	(30)	112	20
Professional services	44	6	72	7
REO
Rental operations, net	(221)	58	(314)	29
Holding costs	(34)	(10)	105	17
Loss/(gain) on disposal	(102)	(189)	(108)	(200)
Impairment loss	(1,507)	(95)	(1,507)	(95)
Other	65	(3,250)	96	686
Total operating expenses, net	(2,823)	(70)	(2,496)	(56)

Net income (loss)	$1,798	(49)%	$1,458	(32)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the partnership’s financial condition, results of operations and cash flows

Since the beginning to the financial crisis (2008) and the resultant Great Recession (2009) the partnership has continuously adjusted to the ever changing and challenging conditions of the economic environment. The combination of general economic conditions, constrained credit, depressed financial markets, distressed real estate markets, and the terms and conditions of the amended and restated loan agreement (the “bank loan”) resulted in significant changes in the lending and business operations of the partnership that are on-going. At the inception of the Great Recession the partnership was fully invested in a diversified portfolio of mortgages secured by California real estate. As the credit crisis deepened and the recession worsened, borrower’s finances deteriorated and real estate values moved swiftly downward. When this occurred the partnership was not insulated from these economic and financial realities. As our cash flow, like others cash flows within our industry deteriorated, our bankers accelerated repayment of our indebtedness. The partnership was forced to significantly increase cash flows, in a highly illiquid market, to repay the accelerated repayment terms of the banks. To accomplish this, the partnership collected its borrower loans as efficiently as possible and when we acquired real estate collateral we had to prepare those properties which may transact in the depressed real estate market for sale to raise cash. Our banks further restricted our ability to lend to new borrowers, eliminating our ability to replace interest income lost to defaulting borrows. In addition, we curtailed limited partner liquidations to increase cash available for operations and the repayment of bank debt.

The cash proceeds received by the partnership from loan payments, loan payoffs, sale of real estate owned (REO), and third-party mortgages obtained on stabilized properties that the partnership has taken back through foreclosure or otherwise obtained, have been used predominately to pay down the amount outstanding on the bank loan. The amount outstanding on the bank loan, after the June 2012 payment was made, was $4,750,000, a reduction of $45,250,000 since December 31, 2010, and a reduction of $80,250,000 since September 2009. With financial markets at low activity levels and general lack of credit availability, the partnership continues to work toward repayment of the bank loan principal balance of approximately $4,400,000 as of August 14, 2012, before the currently effective maturity date of November 30, 2012.

As a result of our actions and the financial crisis, the partnership’s portfolio has migrated from predominately performing loans to impaired loans and real estate owned. Total assets (the sum of all assets owned by the partnership) decreased from $424,873,000 at December 31, 2008, to $253,032,000 at June 30, 2012 (a decline of $171,841,000 or 40%). Net loans (the total of loan principal, advances, accrued interest, net of the allowance for loan losses) declined over the same time period from $386,589,000 to $61,021,000 (a decline of $325,568,000 or 84%). REO increased from $25,693,000 at December 31, 2008, to $186,510,000 at June 30, 2012, as a consequence of the loan collection efforts undertaken by the general partners. These legacy assets consisting of real estate owned and loans made prior to the beginning of the financial crisis make up the majority of our assets. Some of the currently existing loans may eventually revert to REO. Our portfolio of real estate properties is of high quality and is generally income producing.

Real estate sales, investment, and construction continue to be at greatly reduced levels from their normal averages, particularly as to single family homes. Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify. Multi-family properties that are stabilized and profitable can qualify for Fannie and Freddie loans, but the loan underwriting is severely restricting. The result is that our remaining borrowers are experiencing on-going difficulty in refinancing their partnership loans and/or selling the properties securing those loans to generate the cash to repay us. We may modify loans in which the borrower has a high likelihood of sustaining the new modified loan terms. Otherwise, it is likely we will take the property back. We continue to believe our ownership of the collateral that secured our loans is the most effective means of maintaining or improving the value of the properties and is the best alternative for preserving partners’ capital.

The properties that we have acquired through foreclosure are rented and we are continuing our efforts to improve gross rental income primarily by attempting to maintain high occupancies and, where available, to increase rents. The real estate market, while still depressed, has shown in the near term that potential for further increased rents and potential appreciation may become a reality in the future. We believe that the revenue streams we are creating from our real estate owned will allow us to hold these properties so that we may benefit should significant appreciation return. Income property valuations are generally derived from the net income that they produce. A property’s net income is compared to a capitalization rate, the percentage return expected for risk to determine its value. Capitalization rates, while fluctuating locally, are a reflection of alternative investment returns and risks, both domestically and internationally. Currently, capitalization rates are low reflecting relatively high real estate values for income properties.

The continuing primary focus of the general partners is the preservation of limited partners’ capital while dealing with the historic declines in liquidity and real estate values.

Comparison of the three and six month periods ended June 30, 2012 versus the same periods ended June 30, 2011

Revenue – Interest income - Loans

The interest income on loans decreased for the three and six month periods ended June 30, 2012 compared to the same periods in 2011, due to decreases in the average secured loan portfolio balance, and the related average yield rate.

Average secured loan balances, interest income – loans, the corresponding interest rates and the effect of the foregone interest on the average yield rate are presented in the table below ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Average Secured Loan Balance (1)	$67,889	$189,771	$69,944	$196,425
Interest income – loans
Stated Average Yield Rate	8.06%	8.46%	8.12%	8.46%
Effective Yield Rate	2.49%	1.14%	2.13%	1.32%

                 (1)  Portfolio Review - See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

Interest Expense – Bank Loan, secured, and other Borrowings

The decreased interest expense related to the partnership’s bank loan (previously line of credit) for the three and six month periods ended June 30, 2012 compared to the same periods in 2011, is related primarily to a decrease in the average daily borrowing, which was $7,559,000 and $11,271,000 for the three and six month periods ended June 30, 2012, as compared to $39,129,000 and $43,292,000 for the same periods in 2011, respectively.

The decreased interest expense on mortgages for the three and six month periods ended June 30, 2012 compared to the same periods in 2011 is primarily due to the acceleration of the amortization of debt origination fees in 2011 of approximately $230,000 related to the pay off of the mortgage on SF Dore, which was sold in May 2011. Offsetting factors are an increase in the average outstanding mortgage balances from $40,122,000 and $41,152,000 for the three and six months ended June 30, 2011 to $42,898,000 and $43,159,000 for the three and six months ended June 30, 2012, respectively, and an increase in the average interest rates from 4.21% and 4.35 for the three and six months ended June 30, 2011 to 5.11% and 5.18% for the three and six months ended June 30, 2012, respectively.

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

Operating Expenses

The decrease in mortgage servicing fees for the three and six month periods ended June 30, 2012, compared to the same periods in 2011 was due to amounts recorded in 2011 for servicing fees not accrued on impaired loans in prior periods. In prior periods, servicing fees on impaired loans were recognized when paid, either at the time the loan was paid or a foreclosure sale was completed.

The decrease in costs from RMC for the three month period ended June 30, 2012, compared to the same period in 2011 was due to reimbursement in 2011 of qualifying charges permitted in the partnership agreement which had not been paid in the January to March 2011 quarter. The increase in costs from RMC for the six month period ended June 30, 2012 compared to the same period in 2011 was due to RMC requesting reimbursement of qualifying costs which it had not requested in 2011.

The increase in rental operations is partly attributable to the partnership’s net acquisition, since June 30, 2011, of six additional properties, which the general partners determined, at the time of acquisition, would best serve the partnership at such time to be rented rather than sold. The properties range from a single condominium unit up to a 257 unit condominium complex. During the six months ended June 30, 2012 compared to the same period in 2011 the rental operations overall experienced a 40% growth in rental income and a 33% growth in NOI. During the six months ended June 30, 2012 occupancy has been maintained at 95.7% level at our top 5 rental properties in terms on NOI. Taking advantage of strong multi-family market, property managers have been implementing a strategy of rent increases up to 12% for new move-ins and for renewals. Management believes this strategy will deliver increased cash flows until the resale market for these properties improves.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Rental income	$2,874	$1,968	$5,792	$4,141

Operating expenses
Administration and payroll	366	256	758	540
Homeowner association fees	220	46	380	58
Receiver fees	91	73	164	96
Utilities and maintenance	322	377	649	776
Advertising and promotions	24	9	58	19
Property taxes	580	301	1,042	601
Other	91	88	184	124
Total operating expenses	1,694	1,150	3,235	2,214
Net operating income	1,180	818	2,557	1,927
Depreciation	575	434	1,147	831
Rental operations, net	$605	$384	$1,410	$1,096

(1)
Interest expense on the mortgages securing the rental property was $733,000 and $773,000 for the three month periods ended June 30, 2012 and 2011, respectively and $1,315,000 and $1,325,000 for the six month periods ended June 30, 2012 and 2011, respectively.

The decrease in impairment loss for the three and six month periods ended June 30, 2012 compared to the same periods in 2011, was primarily due to an impairment loss of $1,750,000 recorded on a commercial property during the second quarter of 2011.

The increase in real estate owned holding costs for the six month period ended June 30, 2012, compared to the same period in 2011, is primarily due to property taxes ($260,000) on a San Francisco property acquired in the third quarter of 2011 offset by a net reduction of two properties classified as non-rental.

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

As of October 18, 2010, the partnership and the banks entered into an amended and restated loan agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012; with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant. The bank loan balance at June 30, 2012 and December 31, 2011 was $4,750,000 and $16,789,000, respectively. In July 2012, the partnership and the banks agreed to an extension of the loan to November 30, 2012.

Cash received from loan payments, loan payoffs, the sale of real estate owned and third-party mortgages obtained on stabilized properties that we own and are included in REO is predominantly used to pay down the amount outstanding on the bank loan, to make the periodic interest and principal payments on the loan, to protect the security interest in the collateral securing the loans from senior debt and claims, to maintain and develop REO, to meet the operating expenses of the partnership, and to fund periodic distributions to limited partners that elected monthly, quarterly and annual distributions.

As the downturn in the real estate markets has continued to persist, the disruption in the credit markets is prolonged, and liquidity in the partnership is restricted, liquidations to limited partners will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to protect its security interests in properties, maintain its real estate holdings, pay down amounts due under its bank loan and on mortgages payable, fund operations, and when the bank loan is repaid return to lending operations to become profitable. It is anticipated liquidation payments will resume only when the partnership’s bank loan is paid in full, the partnership can deploy its assets in such a manner to become profitable, and cash flows improve to levels that enable the partnership to accomplish these objectives.

Contractual Obligations, Commitments, and Contingencies

Contractual obligations of the partnership are summarized in the following table as of June 30, 2012 ($ in thousands).

Contractual Obligation				More than
(principal only)	Total	Less than 1 Year	1-3 Years	3 Years
Bank loan, secured	$4,750	$4,750	$—	$—
Mortgages payable	42,786	1,488	2,269	39,029
Construction contracts	1,343	1,343	—	—
Total	$48,879	$7,581	$2,269	$39,029

See Note 4 (Loans), Note 6 (Real estate owned held as investment, net), Note 7 (Borrowings) and Note 10 (Commitments and contingencies, other than loan commitments) to the financial statements included in Part I, Item I of this report for a detailed presentation of commitments and contingencies.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound distributions in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound distributions in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Distributions allocable to limited partners, who elect to compound distributions in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partners electing distribution, if any, by weighted average to total partners’ capital was 56% and 53% at June 30, 2012 and 2011, respectively. Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

Under the terms of the amended and restated loan agreement dated October 2010, distributions to electing limited partners cannot exceed a distribution rate of 2.1%. Accordingly, the partnership is restricted in its ability to increase distributions to the limited partners until the bank loan is repaid in full, which the partnership currently anticipates will occur on or about the currently effective maturity date of November 30, 2012. However, if borrowers continue to default on their loan obligations, if the partnership’s needs for cash increase substantially, or if income flows into the partnership decrease, then the partnership may be unable to service its scheduled debt payments during the loan term or may be unable to repay the bank loan in full on the maturity date. As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the earnings or distributions within the limitations imposed by the bank loan or thereafter. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves, the bank loan is repaid, cash flows improve and profitability is achieved. For the three months ended June 30, 2012 and 2011, the partnership made cash distributions of $629,000 and $1,269,000, respectively. For the six months ended June 30, 2012 and 2011, the partnership made cash distributions of $1,283,000 and $2,608,000, respectively.

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

Under the terms of the amended and restated loan agreement (dated October 2010) withdrawals of limited partners’ capital are not permitted. The bank loan is scheduled to be paid off in November 2012. Liquidation requests of approximately $2,700,000 remained unfulfilled at June 30, 2012 and liquidations for future periods are suspended until future notice.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	August 14, 2012

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	August 14, 2012

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 14, 2012