Form 10-Q
period 2012-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2012-11-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
September 30, 2012 (unaudited) and December 31, 2011 (audited)
(in thousands)

ASSETS

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$3,123	$4,200

Loans
Secured
Principal	72,365	73,386
Advances	7,123	6,870
Accrued interest	1,588	2,446
Unsecured	117	44
Allowance for loan losses	(19,781)	(22,035)
Net loans	61,412	60,711

Real estate owned (REO)
Held for sale	5,290	48,406
Held as investment, net	180,935	161,402
REO, net	186,225	209,808

Other assets, net	1,416	680

Total assets	$252,176	$275,399

LIABILITIES AND CAPITAL

Liabilities
Mortgages payable	$47,574	$43,681
Accounts payable	5,170	7,625
Payable to affiliate	508	725
Bank loan, secured	—	16,789
Total liabilities	53,252	68,820

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	197,944	204,137
General partners’ capital (deficit), net	(1,012)	(968)
Total partners’ capital	196,932	203,169

Non-controlling interest	1,992	3,410
Total capital	198,924	206,579

Total liabilities and capital	$252,176	$275,399

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue, net
Interest income
Loans	$348	$435	$1,094	$1,735
Imputed interest on formation loan	114	97	207	301
Other interest income	—	2	1	4
Total interest income	462	534	1,302	2,040

Interest expense
Bank loan, secured	107	528	562	1,888
Mortgages payable	528	348	1,847	1,673
Amortization of discount on formation loan	114	97	207	301
Other interest expense	1	—	1	—
Total interest expense	750	973	2,617	3,862

Net interest income/(expense)	(288)	(439)	(1,315)	(1,822)

Late fees	1	5	14	9
Other	2	1	5	5
Total revenues, net	(285)	(433)	(1,296)	(1,808)

Provision/(recovery) for loan losses	—	983	139	(279)

Operating expenses
Mortgage servicing fees	182	1,098	540	2,371
Asset management fees	195	225	645	712
Costs from Redwood Mortgage Corp.	318	305	996	871
Professional services	444	366	1,507	1,357
REO
Rental operations, net	(756)	(607)	(2,166)	(1,703)
Holding costs	141	211	861	826
Loss/(gain) on disposal	19	(82)	(35)	(28)
Impairment loss	380	59	466	1,652
Other	21	94	131	108
Total operating expenses	944	1,669	2,945	6,166
Net income (loss)	$(1,229)	$(3,085)	$(4,380)	$(7,695)

Net income (loss)
General partners (1%)	$(12)	$(31)	$(44)	$(77)
Limited partners (99%)	(1,217)	(3,054)	(4,336)	(7,618)
	$(1,229)	$(3,085)	$(4,380)	$(7,695)

Net income (loss) per $1,000 invested by
limited partners for entire period
Where income/(loss) is reinvested	$(5)	$(13)	$(19)	$(30)
Where partner receives monthly distributions	$(5)	$(12)	$(19)	$(30)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2012
(in thousands) (unaudited)

	Limited Partners
	Capital	Unallocated Syndication Costs	Formation Loan	Capital, net

Balance, December 31, 2011	$212,431	$(667)	$(7,627)	$204,137
Net income (loss)	(4,336)	—	—	(4,336)
Allocation of syndication costs	(262)	262	—	—
Withdrawals	(1,857)	—	—	(1,857)

Balance, September 30, 2012	$205,976	$(405)	$(7,627)	$197,944

	General Partners
	Capital	Unallocated Syndication Costs	Capital, net	Total Partners’ Capital

Balance, December 31, 2011	$(961)	$(7)	$(968)	$203,169
Net income (loss)	(44)	—	(44)	(4,380)
Allocation of syndication costs	(3)	3	—	—
Withdrawals	—	—	—	(1,857)

Balance, September 30, 2012	$(1,008)	$(4)	$(1,012)	$196,932

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(in thousands) (unaudited)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(4,380)	$(7,695)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination costs	283	685
Imputed interest on formation loan	(207)	(301)
Amortization of discount on formation loan	207	301
Provision for loan losses	139	(279)
Depreciation from rental operations	1,731	1,311
REO-loss/(gain) on disposal	(35)	(28)
REO impairment loss	466	1,652
Change in operating assets and liabilities
Accrued interest	858	183
Advances on loans	(463)	(1,639)
Allowance for loan losses - recoveries	21	—
Receivable from affiliate	—	(313)
Other assets	(1,019)	(748)
Accounts payable	(2,533)	(1,239)
Deferred revenue	—	—
Payable to affiliate	(217)	43
Net cash provided by (used in) operating activities	(5,149)	(8,067)

Cash flows from investing activities
Loans funded or acquired	(10,706)	(85)
Principal collected on loans	7,926	12,727
Payments for development of real estate	(2,159)	(219)
Cash acquired through foreclosure sales	—	810
Proceeds from disposition of real estate	25,182	29,477
Net cash provided by (used in) investing activities	20,243	42,710

Cash flows from financing activities
Payments on bank loan	(16,789)	(23,250)
Mortgages taken	5,160	—
Payments on mortgages	(1,267)	(13,272)
Partners’ withdrawals	(1,857)	(2,006)
Formation loan payments received	—	872
Decrease in non-controlling interest	(1,418)	(549)
Net cash provided by (used in) financing activities	(16,171)	(38,205)

Net increase (decrease) in cash and cash equivalents	(1,077)	(3,562)

Cash and cash equivalents, beginning of year	4,200	7,054

Cash and cash equivalents, end of period	$3,123	$3,492

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(in thousands) (unaudited)

	2012	2011
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$1,524	$57,054

Cash paid for interest	$2,409	$3,561

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 1 – GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of September 30, 2012, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

Profits and losses are allocated among the limited partners according to their respective capital accounts after one percent of profits and losses is allocated to the general partners, and are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.

RMC, Gymno, and Burwell, as the general partners, are entitled to one percent of the profits and losses of RMI VIII. Beginning with calendar year 2010, and continuing until January 1, 2020, Gymno and RMC each assigned its right to one-third of one percent of profits and losses to Burwell in exchange for Burwell assuming one hundred percent of the general partners’ equity deficit.

Income taxes – federal and state – are the obligation of the limited partners, if and when taxes apply, other than for the annual California state taxes levied on and paid by the partnership.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 1 – GENERAL (continued)

Beginning with the worldwide financial crisis in 2008, continuing with the resultant Great Recession, and on-going through 2012, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the Amended and Restated Loan Agreement dated October 2010 (and the preceding forbearance agreement) (“Bank Loan”) resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows. In September 2012, the partnership paid all remaining amounts owing under the Bank Loan.

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
September 30, 2012 (unaudited)

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

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest. This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. In some years (notably 2009, 2010 and to a lesser extent 2011) due to low levels of real estate transactions, and an increased number of transactions that were distressed (i.e., executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). In some prior years, as has been previously noted, the appraisal process, which is already subject to judgment, uncertainty and imprecision was further complicated by the low transaction volumes. This exacerbated the imprecision in the process, and required additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the single-family markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

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

From time to time, the partnership negotiates and enters into loan modifications with borrowers whose loans are delinquent. If the loan modification results in a significant reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized. In the normal course of the partnership’s operations, loans that mature may be renewed at then current market rates and terms for new loans. Such renewals are not designated as impaired, unless the matured loan was previously designated as impaired.

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
September 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

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

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the partnership is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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
September 30, 2012 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $(12,000) and $(31,000) for the three months and $(44,000) and $(77,000) for the nine months ended September 30, 2012 and 2011, respectively.

Formation loan

Formation loan transactions are presented in the following table at September 30, 2012 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,082)
Formation loan made, net	21,485
Repayments to date	(14,297)
Early withdrawal penalties applied	(643)
Formation loan, net	6,545
Unamortized discount on formation loan	1,082
Balance, September 30, 2012	$7,627

An estimated amount of imputed interest is recorded for any outstanding offerings. During the three months ended September 30, 2012 and 2011, $114,000 and $97,000, respectively, was recorded related to imputed interest, and for the nine months ended September 30, 2012 and 2011, $207,000 and $301,000, respectively, was recorded.

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
September 30, 2012 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers during the three months ended September 30, 2012 and 2011 were $0, and during the nine months ended September 30, 2012 and 2011 were $107,000 and $0, respectively.

Other fees

Other fees totaled $150 and $1,155 for the three month periods ended September 30, 2012 and 2011, respectively and $1,505 and $2,360 for the nine month periods ended September 30, 2012 and 2011.

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

Mortgage servicing fees are summarized in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Chargeable by RMC	$272	$1,648	$810	$3,557
Waived by RMC	(90)	(550)	(270)	(1,186)
Charged to RMI VIII	$182	$1,098	$540	$2,371

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

Asset management fees for the three months ended September 30, 2012 and 2011 were $195,000 and $225,000, respectively, and for the nine months ended September 30, 2012 and 2011, were $645,000 and $712,000, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses were $318,000 and $305,000, for the three months ended September 30, 2012 and 2011, respectively, and $996,000 and $871,000, for the nine months ended September 30, 2012 and 2011, respectively. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of September 30, 2012, approximately 55% of the partnership’s loans (representing 60% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

As of September 30, 2012, approximately 43% of the loans outstanding (representing 85% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of September 30, 2012, there was one such loan; however, the borrower is in default negating any funding obligation.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	Nine months ended September 30,
	2012	2011
Principal, January 1	$73,386	$202,134
Loans funded or acquired	10,606	85
Borrower repayments	(7,899)	(12,569)
Foreclosures	(3,728)	(92,420)
Principal, September 30	$72,365	$97,230

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Secured loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30, 2012	December 31, 2011
Number of secured loans	40	49
Secured loans – principal	$72,365	$73,386
Secured loans – lowest interest rate (fixed)	3.00%	3.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,809	$1,498
Average principal as percent of total principal	2.50%	2.04%
Average principal as percent of partners’ capital	0.92%	0.74%
Average principal as percent of total assets	0.72%	0.54%

Largest secured loan – principal	$16,694	$16,675
Largest principal as percent of total principal	23.07%	22.72%
Largest principal as percent of partners’ capital	8.48%	8.21%
Largest principal as percent of total assets	6.62%	6.05%

Smallest secured loan – principal	$87	$92
Smallest principal as percent of total principal	0.12%	0.12%
Smallest principal as percent of partners’ capital	0.04%	0.05%
Smallest principal as percent of total assets	0.03%	0.03%

Number of counties where security is located (all California)	19	21
Largest percentage of principal in one county	36.40%	24.51%

Number of secured loans in foreclosure status	6	7
Secured loans in foreclosure – principal	$14,937	$21,915

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2012, the partnership’s largest loan, in the unpaid principal balance of $16,694,000 (representing 23.07% of outstanding secured loans and 6.62% of partnership assets) has an interest rate of 10.00% and is secured by a condominium/apartment complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership has been working with the borrower to assist with the sale of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

During June 2012, the partnership sold a 22.86% share of a $10,500,000 loan at a discount of $86,747 to several affiliates, with a right to repurchase until December 28, 2012. During September 2012, the partnership repurchased $594,742.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Secured loan characteristics (continued)

In April 2012, the partnership entered into a loan workout agreement and released its security interest in a condominium complex in exchange for security interests in several financial instruments, some of which are secured by deeds of trust on real property. The tables in Note 4 include the loan with its original characteristics such as property type (Single-family), property location (Santa Clara County, California) and lien position (2nd). At September 30, 2012, the loan had a principal balance of $3,150,000, an interest rate of 6.00%, matures on December 30, 2016, and at the time of our loan had a senior lien of $18,744,000, and an appraisal of $30,210,000. The loan is current per the new agreement, is designated impaired and is in non-accrual status.

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	September 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	6	$26,345	36%	5	$17,606	24%
San Francisco Bay Area (1)	17	38,933	54	23	42,206	58
Northern California (1)	6	3,124	4	8	7,373	10
Southern California	11	3,963	6	13	6,201	8
Total secured loans	40	$72,365	100%	49	$73,386	100%

(1)	Excludes line(s) above

Lien positions

Secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	17	$32,077	45%	21	$29,361	40%
Second trust deeds	22	39,990	55	26	43,523	59
Third trust deeds	1	298	—	2	502	1
Total secured loans	40	72,365	100%	49	73,386	100%
Liens due other lenders at loan closing		103,175			114,550

Total debt		$175,540			$187,936

Appraised property value at loan closing		$255,572			$275,909

Percent of total debt to appraised
values (LTV) at loan closing (2)		68.69%			68.12%

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type of the collateral are presented in the following table ($ in thousands).

	September 30, 2012			December 31, 2011
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	31	$46,433	63%	37	$52,085	71%
Multi-family	2	2,557	4	3	4,609	6
Commercial	6	22,836	32	8	16,149	22
Land	1	539	1	1	543	1
Total secured loans	40	$72,365	100%	49	$73,386	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of September 30, 2012 and December 31, 2011, $36,905,000 and $40,907,000, respectively, of the partnership’s loans were secured by condominium properties.

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities	Loans	Principal	Percent
2012	3	$672	1%
2013	8	1,968	3
2014	1	2,259	3
2015	8	12,274	17
2016	2	3,330	4
Thereafter	4	2,123	3
Total future maturities	26	22,626	31
Matured at September 30, 2012	14	49,739	69
Total secured loans	40	$72,365	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

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

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes 1 loan with an aggregate principal of $3,150,000 which had its maturity date extended, which is considered impaired and is in non-accrual status.

Matured loans

The partnership may periodically negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of September 30, 2012 on these workout agreements.

Secured loans past maturity are summarized in the following table ($ in thousands).

	September 30, 2012	December 31, 2011
Number of loans (3) (4)	14	9
Principal	$49,739	$40,393
Advances	7,100	6,829
Accrued interest	1,443	1,608
Loan balance	$58,282	$48,830
Percent of principal	69%	55%

(3)	The secured loans past maturity include eleven and eight loans as of September 30, 2012 and December 31, 2011, respectively, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include nine and seven loans as of September 30, 2012 and December 31, 2011, respectively, also included in the secured loans delinquency category.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	September 30, 2012	December 31, 2011
Past due
30-89 days	$2,297	$5,370
90-179 days	821	1,254
180 or more days	31,658	34,911
Total past due	34,776	41,535
Current	37,589	31,851
Total secured loans	$72,365	$73,386

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency (continued)

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the nine months ended September 30, 2012 and 2011 was $22,000 and $422,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at September 30, 2012 and December 31, 2011 was $1,437,000 and $1,458,000, respectively.

At September 30, 2012, the partnership had 15 workout agreements in effect with an aggregate principal of $10,759,000. Of the 15 borrowers, 12, with an aggregate principal of $10,032,000, had made all required payments under the workout agreements and were included in the above table as current. Six of the 15 loans, with an aggregate principal of $6,275,000, were designated impaired and were in non-accrual status.

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

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	September 30, 2012	December 31, 2011
Secured loans in nonaccrual status
Number of loans	18	19
Principal	$56,454	$62,739
Advances	7,113	6,859
Accrued interest	1,438	2,259
Loan balance	$65,005	$71,857
Foregone interest	$3,481	$3,957

At September 30, 2012 there were two loans with an aggregate principal balance of $196,000 that were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2011, there was one loan with a principal balance of $195,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Impaired loans

Secured loans designated as impaired loans are summarized in the following table ($ in thousands).

	September 30, 2012	December 31, 2011
Principal	$59,481	$66,318
Recorded investment (5)	$68,080	$75,496
Impaired loans without allowance	$28,632	$32,363
Impaired loans with allowance	$39,448	$43,133
Allowance for loan losses, impaired loans	$19,260	$21,535

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had average recorded investment balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	September 30, 2012	December 31, 2011
Average recorded investment (computed on quarter-end balances)	$63,026	$143,783
Interest income recognized	$170	$695
Interest income received in cash	$1,070	$277

Modifications and troubled debt restructurings

During the nine months ended September 30, 2012, the partnership modified five loans by extending the maturity date, and/or lowering the interest rate, and/or changing the loan from interest only to an amortizing loan. Two of the modified loans qualified as a troubled debt restructuring under GAAP resulting in no losses being recorded.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses

Allowance for loan losses activity is presented in the following table ($ in thousands).

	Nine months ended September 30,
	2012	2011
Balance, January 1	$22,035	$89,200

Provision/(recovery) for loan losses	139	(279)

Charge-offs, net
Charge-offs	(2,414)	(54,792)
Recoveries	21	—
Charge-offs, net	(2,393)	(54,792)

Balance, September 30	$19,781	$34,129

Specific reserves	$19,260	$32,495
General reserves	521	1,634
Balance, September 30	$19,781	$34,129

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	3.38%	29.88%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$19,221	63%	$21,475	71%
Multi-family	60	4	60	6
Commercial	490	32	490	22
Land	10	1	10	1
Total for secured loans	$19,781	100%	$22,035	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$19,781	100%	$22,035	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE

REO, held for sale activity and changes in the net realizable values are summarized in the following table ($ in thousands).

	Nine months ended September 30,
	2012	2011
Balance, January 1	$48,406	$54,206
Acquisitions	—	16,200
Dispositions	(25,154)	(21,202)
Improvements/betterments/(refunds)	447	(13)
Designated from real estate held as investment	—	14,019
Designated to REO held as investment	(17,896)	—
Changes in net realizable value	(513)	(1,809)
Depreciation	—	(181)
Balance, September 30	$5,290	$61,220

Property type
Single family	$—	$6,093
Multi-family	2,235	23,327
Commercial	3,055	31,800
Balance, September 30,	$5,290	$61,220
Number of properties, September 30	2	10

The results of operations NOI (“Net Operating Income”) for rental properties in REO held for sale is presented in the following table ($ in thousands). The table below reflects rental operations, net for those properties classified as REO, held for sale at September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Rental income	$—	$1,233	$34	$1,773
Rental operating expenses
Administration and payroll	—	202	9	302
Homeowner association fees	—	6	2	6
Receiver fees	—	74	14	96
Utilities and maintenance	—	609	13	727
Advertising and promotions	—	6	—	7
Property taxes	—	169	(3)	260
Other		37	—	56
Total operating expenses	—	1,103	35	1,454
Rental Operations NOI	—	130	(1)	319
Depreciation	—	181	—	181
Rental operations, net(1)	$—	(51)	$(1)	$138

(1)
Interest expense on the mortgages securing the rental property was $0 and $60,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $2,000 and $782,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

The results of rental operations for rental properties in REO held for sale for the nine months ended September 30, 2012, are for two properties sold prior to March 31, 2012. REO held for sale at June 30, 2012 which were designated as REO held as investment in the current quarter are presented as if the reclassification had occurred on January 1, 2012.

During the third quarter of 2012 the partnership sold a single-family residence located in Humboldt County, California. The sale resulted in a recovery of approximately $14,000 to an impairment recorded in the second quarter of 2012.

During the second quarter of 2012 the partnership sold the following properties.
-
A commercial property/development site located in San Francisco, County, California, operating as a parking lot. The sale resulted in a gain of approximately $168,000. As part of the sale, the partnership took back a loan of $10,500,000 secured by the property.

-	A tenant-in-common unit located in San Francisco County, California. The unit had a loss on sale of approximately $127,000.

During the first quarter of 2012 the partnership sold the following properties.
-	1 condominium unit and 3 tenants-in-common units, all located in San Francisco County, California. The units had an aggregate loss on sale of approximately $6,000.
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

	Net Realizable Value		Accumulated Depreciation
	2012	2011	2012	2011
Balance, January 1	$161,402	$115,411	$3,594	$1,807
Acquisitions	1,649	68,340	—	—
Dispositions	7	(8,247)	(7)	(41)
Improvements/betterments	1,712	232	—	—
Designated from REO held for sale	17,896	(14,019)	—	—
Changes in net realizable values	—	157	—	—
Depreciation	(1,731)	(1,130)	1,731	1,130
Balance, September 30	$180,935	$160,744	$5,318	$2,896

During the second quarter the partnership changed the designation of the property held by Broadway LLC from REO held for sale to REO held as investment, as the listing agreement expired and was not renewed.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	September 30, 2012	December 31, 2011
Number of properties	26	21

Property type
Single family	$9,060	$6,039
Multi-family	146,169	137,840
Commercial	20,676	12,493
Land	5,030	5,030
Total REO, held as investment, net	$180,935	$161,402

At September 30, 2012 and December 31, 2011, there was 1 property with a carrying value of $4,545,000 and $3,148,000, respectively, in construction with remaining construction costs of approximately $757,000 and $2,154,000, respectively.

The results of operations NOI (“Net Operating Income”) for rental properties in REO held as investment is presented in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of properties	20	14	20	14
Rental income	$2,913	$954	$8,671	$4,555
Rental operating expenses
Administration and payroll	369	109	1,118	549
Homeowner association fees	231	37	609	95
Receiver fees	52	(61)	202	13
Utilities and maintenance	352	(266)	988	392
Advertising	41	6	99	24
Property taxes	474	184	1,519	694
Other	54	(12)	238	93
Total operating expenses	1,573	(3)	4,773	1,860
Rental Operations NOI	1,340	957	3,898	2,695
Depreciation	584	299	1,731	1,130
Rental operations, net (1)	$756	$658	$2,167	$1,565

(1)
Interest expense on the mortgages securing the rental property was $528,000 and $288,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,841,000 and $891,000 for the nine months ended September 30, 2012 and 2011, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

During the third quarter of 2012, three properties were designated from REO held for sale to REO held as investment as the listing agreements had expired and were not renewed.  One of the properties consisting of several tenants-in-common units was split between the two REO classes, as one unit is currently in a signed contract for sale, due to close escrow during the fourth quarter of 2012.

During the second quarter of 2012, the partnership acquired through foreclosure a partially completed home subdivision (Huron Park Property Company, LLC) in Fresno County, California. The recorded investment was approximately $1,649,000.

NOTE 7 – BORROWINGS

Bank loan, secured

In September 2012, the partnership paid all remaining amounts owing under the Bank Loan. The Bank Loan balance was $16,789,000, at December 31, 2011.

The Bank Loan matured on June 30, 2010, which maturity date was subsequently extended to October 18, 2010. As of October 18, 2010, the partnership and the banks entered into the Amended and Restated Loan Agreement. The significant terms and conditions in the amended loan agreement include:  1) an extended maturity date of June 30, 2012 (subsequently extended to November 2012) with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 7 – BORROWINGS (continued)

Mortgages payable

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	September 30, 2012	December 31, 2011
Lender
NorthMarq Capital – 2.97%	$18,715	$19,027
Interest rate varies monthly (LIBOR plus 2.73%)
Monthly payment (1) $121,904
Matures July 1, 2015
East West Bank – 5.50%	13,623	13,735
Interest rate variable (greater of Prime plus 1% or 5.50%)
Monthly payment $78,283
Matures June 1, 2017
Business Partners – 6.53%	7,191	7,456
Interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%
Monthly payment (1) $78,802
Matures May 1, 2015
Chase Bank – 3.52%	5,160	—
Interest rate variable (fixed until September 1, 2017 at 3.52%)
Monthly payment $23,228
Matures September 1, 2042
First National Bank of Northern California – 5.70%	2,186	2,207
Interest rate varies monthly (greater of Prime plus 2.35%
or 5.70%
Monthly payment $12,856
Matures November 1, 2016
Wells Fargo Bank – 2.88%	368	379
Interest rate varies annually (LIBOR plus 2.75%)
Monthly payment $2,014
Matures October 1, 2032
Wells Fargo Bank – 4.93%	331	338
Interest rate varies annually (internal bank rate plus 3.10%)
Monthly payment $2,233
Matures September 15, 2032
Chase Bank – 3.52%	—	432
Interest rate variable
Monthly payment $2,728
Matures July 1, 2033
GMAC	—	107
Interest rate 7.38%
Monthly payment $1,154
Matures May 1, 2029
Total mortgages payable	$47,574	$43,681

(1)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 7 – BORROWINGS (continued)

Mortgages payable (continued)

In June 2012 the partnership and East West bank finalized negotiations and executed a loan agreement to succeed the maturing note. The maturing loan had a balance of $13,681,000, an interest rate of 7.50% and matured on May 5, 2012.

In August 2012, the partnership obtained a mortgage loan of $5,160,000 from Chase Bank, secured by the multi-family complex held by Diablo Villas, LLC.

The Chase Bank, GMAC mortgages shown in the above table with zero balances at September 30, 2012, were paid off in full when the properties securing the loans were sold during 2012.

NOTE 8 – SYNDICATION COSTS

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged monthly against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Syndication costs of $5,010,000 had been incurred by the partnership with the following distribution through September 30, 2012, ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,411)
September 30, 2012 balance	$409

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

Fair values of assets and liabilities are determined based on the fair value hierarchy established in GAAP. The hierarchy is comprised of three levels of inputs to be used.
-
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

-	Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
-
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the company’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the company’s own data.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 9 – FAIR VALUE (continued)

The company does not record its non-impaired loans at fair value on a recurring basis.  Impaired loans are measured at fair value on a non-recurring basis.  Impaired loans are carried at the lesser of the amount owed or the fair value of the underlying collateral.

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
Item	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans without allowance	$—	$—	$28,632	$28,632
Impaired loans with allowance	$—	$20,188	$—	$20,188
REO, held for sale	$—	$5,290	$—	$5,290
REO, held as investment, net	$—	$—	$1,647	$1,647

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
Item	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans without allowance	$—	$—	$32,363	$32,363
Impaired loans with allowance	$—	$21,598	$—	$21,598
REO, held for sale	$—	$48,406	$—	$48,406
REO, held as investment, net	$—	$—	$76,096	$76,096

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

NOTE 9 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value.

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (excluding impaired). The fair value of the non-impaired loans of $11,756,000 and $6,948,000 at September 30, 2012 and December 31, 2011, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans (with regards to specifics of property type, occupancy and lien position) would be made or are being made by RMC. The discount rates used at September 30, 2012 and December 31, 2011, averaged 8.5% for property types of single-family and multi-family residences and 9.5% for commercial and land property types.  A market, such as would be required to designate the performing loans as being Level 1 or Level 2 does not exist.  Sales of loans underwritten primarily as real estate asset-based (typically not meeting government sponsored entity guidelines), are infrequent and are not usually publicly reported, even within the lending trade associations.

(c)
Secured loans - impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral (see item (e) below) or the enforceable amount owing under the note.  The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. In some years (notably 2009, 2010 and to a lesser extent 2011) due to low levels of real estate transactions, and an increased number of transactions that were distressed (i.e., executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

(d)
Unsecured loans. Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(e)
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

(f)
Mortgages payable. The partnership has mortgages payable (see Note 7 Borrowings for details). The interest rates are deemed to be at market rates for the type and location of the securing property, the length of the mortgage, and the other terms and conditions are deemed to be customary. All of the partnership’s mortgages are deemed to be at fair value as they are either, with variable interest rates which have adjusted within the past twelve months, or were refinanced/extended within the past twelve months with terms and conditions deemed customary for the collateral property.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2012 (unaudited)

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012 the partnership sold a commercial property located in San Francisco County, California for total consideration of $3,225,000.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, expectations as to the ongoing impact on the lending and business operations resulting from the Amended and Restated Loan Agreement dated October 2010, on which the last and final payment was made in September 2012, additional foreclosures in 2012, expectations regarding the level of loan delinquencies, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, and the use of available cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Current Economic Conditions

The San Francisco Bay Area and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic health of these regions – as well as the performance of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

The United States Gross Domestic Product (GDP) grew by 2.4 and 1.5 percent for 2010 and 2011, respectively. For the first three quarters of 2012, the GDP growth was 2.0, 1.5, and 2.0 percent for the first, second, and third quarters, respectively. The GDP growth remains stubbornly low, reflecting general attitudes the recovery taking place is slow, fragile and uneven. The Federal Reserve continues to help support economic recovery by maintaining a highly accommodative stance for monetary policy, purposefully keeping the target range for the federal funds rate at 0 to 0.25 percent. Further, the Federal Reserve anticipates economic conditions likely will continue to warrant these exceptionally low levels for the federal funds rate at least through late 2014.

Though the national economy seems to have stabilized and shows limited growth, the recovery is not necessarily broad or widespread. Areas experiencing growth are both spotty and regionally located and these improvements, while measurable, are not generally significant enough to improve conditions considerably off their recession lows.  Patience is the virtue of the day as we wait for momentum to accelerate.

Employment, a significant factor in borrowers’ abilities to service their debts, has improved but progress has been slow. Employment is at far from desirable levels and, at the current pace; a full recovery likely will take several more years. Year-over-year unemployment saw improvement in the United States from 9.3 percent in June 2011 to 7.9 percent in September 2012. Likewise, in California, unemployment improved from 12.0 percent in June 2011 to 9.7 percent in September 2012. In the lending areas in which we have the greatest concentration of our loans, San Francisco County’s unemployment rate was 6.9 percent in September 2012 (7.8 percent in June 2011) and the Los Angeles/Long Beach/Glendale metropolitan area was 10.2 in September 2012 (11.1 percent in June 2011).

The technology sector, which is a significant driver in the San Francisco Bay Area economy and in employment, shows no signs of slowing.  To date, real estate values continue to reflect upward pressure from the increase in employment in the area. Whether this progress continues will in large part be determined over the next weeks and months as the President, the lame-duck Congress and the newly elected Congress deal (or not) with the fiscal cliff, Europe continues to confront its structural and financial issues and the developing world, China in particular, deals with the global slowdown and their internal matters of politics and economics.

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

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended September 30, 2012 versus 2011		Changes during the nine months ended September 30, 2012 versus 2011
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$(87)	(20)%	$(641)	(37)%
Imputed interest on formation loan	17	18	(94)	(31)
Other interest income	(2)	(100)	(3)	(75)
Total interest income	(72)	(13)	(738)	(36)

Interest expense
Bank loan, secured	(421)	(80)	(1,326)	(70)
Mortgages payable	180	52	174	10
Amortization of discount on formation loan	17	18	(94)	(31)
Other interest expense	1	—	1	—
Total interest expense	(223)	(23)	(1,245)	(32)

Net interest income/(expense)	151	(34)	507	(28)

Late fees	(4)	(80)	5	56
Other	1	100	—	—
Total revenues, net	148	(34)	512	(28)

Provision for loan losses	(983)	(100)	418	(150)

Operating expenses
Mortgage servicing fees	(916)	(83)	(1,831)	(77)
Asset management fees	(30)	(13)	(67)	(9)
Costs from Redwood Mortgage Corp.	13	4	125	14
Professional services	78	21	150	11
REO
Rental operations, net	(149)	25	(463)	27
Holding costs	(70)	(33)	35	4
Loss/(gain) on disposal	101	(123)	(7)	25
Impairment loss	321	544	(1,186)	(72)
Other	(73)	(78)	23	21
Total operating expenses, net	(725)	(43)	(3,221)	(52)

Net income (loss)	$1,856	(60)%	$3,315	(43)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Impact of general economic and market conditions on the partnership’s financial condition, results of operations and cash flows

Since the beginning to the financial crisis (2008) and the resultant Great Recession (2009) the partnership has continuously adjusted to the historically volatile and challenging conditions of the economic environment. The combination of general economic conditions, constrained credit, depressed financial markets, distressed real estate markets, and the terms and conditions of the Amended and Restated Loan Agreement (the “Bank Loan”) dated October 2010, resulted in significant changes in the lending and business operations of the partnership that are on-going. At the inception of the Great Recession the partnership was fully invested in a diversified portfolio of mortgages secured by California real estate. As the credit crisis deepened and the recession worsened, borrower’s finances deteriorated and real estate values moved swiftly downward. When this occurred the partnership was not insulated from these economic and financial realities. As our cash flow, like others’ cash flows within our industry deteriorated, our bankers accelerated repayment of our indebtedness. The partnership was forced to significantly increase cash flows, in a highly illiquid market, to repay the accelerated repayment terms of the Bank Loan. To accomplish this, the partnership collected its borrower loans as efficiently as possible and when we acquired real estate collateral we had to prepare those properties which may transact in the depressed real estate market for sale to raise cash. Our banks prohibited the partnership from funding new loans forcing cash flow to be directed to the Bank Loan repayment thereby, eliminating our ability to replace interest income lost. In addition, we curtailed limited partner liquidations to increase cash available for the repayment of the Bank Loan and to continue operations.

The cash proceeds received by the partnership from loan payments, loan payoffs, sale of real estate owned (REO), and third-party mortgages obtained on stabilized properties that the partnership has taken back through foreclosure or otherwise obtained, have been used predominately to pay down the amount outstanding on the bank loan. The amount outstanding on the bank loan, after the September 2012 payment was made, was $0, a reduction of $50,000,000 since December 31, 2010, and a reduction of $85,000,000 since September 2009.

As a result of the financial crisis and the consequences noted above that resulted, the partnership’s portfolio has migrated from predominately performing loans to impaired loans and real estate owned. Total assets (the sum of all assets owned by the partnership) decreased from $424,873,000 at December 31, 2008, to $252,176,000 at September 30, 2012 (a decline of $172,697,000 or 41%). Net loans (the total of loan principal, advances, accrued interest, net of the allowance for loan losses) declined over the same time period from $386,589,000 to $61,412,000 (a decline of $325,177,000 or 84%). REO increased from $25,693,000 at December 31, 2008, to $186,225,000 at September 30, 2012, as a consequence of the loan collection efforts undertaken by the general partners. These legacy assets consisting of real estate owned and loans made prior to the beginning of the financial crisis make up the majority of our assets. Some of the currently existing loans may eventually revert to REO. Our portfolio of real estate properties is of high quality and is generally income producing.

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

The properties that we have acquired through foreclosure generally are rented and we are continuing our efforts to improve gross rental income primarily by attempting to maintain high occupancies and, where available, to increase rents. The real estate market, while not yet recovered fully, has enabled rents to increase, as consumers favor renting over owning, which may result in appreciation in the market value.

The continuing primary focus of the general partners is the preservation of limited partners’ capital while dealing with the on-going consequences of the historic declines in liquidity, real estate values and the ramifications of our Bank Loan being required to be retired.

Comparison of the three and nine month periods ended September 30, 2012 versus the same periods ended September 30, 2011

Revenue – Interest income – Loans

The interest income on loans decreased for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011, due to decreases in the average secured loan portfolio balance, and the related average yield rate. The effective yield rate has been reduced by a $10,500,000 loan made in late June 2012 with a stated yield of 4.00%.

Average secured loan balances, interest income – loans, the corresponding interest rates and the effect of the foregone interest on the average yield rate are presented in the table below ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Average Secured Loan Balance (1)	$72,514	$157,329	$70,801	$183,393
Interest income – loans
Stated Average Yield Rate	7.57%	8.44%	7.93%	8.45%
Effective Yield Rate	1.92%	1.11%	2.06%	1.26%

(1) Portfolio Review – See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

The foregone interest of $3,481,000 and $3,957,000 for the nine month periods ended September 30, 2012 and 2011, respectively, is related to the loans in non-accrual status. The aggregate principal balance of loans in non-accrual status at September 30, 2012 and December 31, 2011 was $56,454,000 and 62,739,000, respectively.

Interest Expense – Bank Loan, secured, and other Borrowings

The decreased interest expense related to the partnership’s bank loan (previously line of credit) for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011, is related primarily to a decrease in the average daily borrowing, which was $2,944,000 and $8,475,000 for the three and nine month periods ended September 30, 2012, as compared to $31,891,000 and $39,450,000 for the same periods in 2011, respectively.

The increased interest expense on mortgages for the three month period ended September 30, 2012 compared to the same period in 2011 is due to the increase in the average mortgage balance from $37,624,000 for 2011 to $45,180,000 for 2012. The increased interest expense on mortgages for the nine month period ended September 30, 2012 compared to the same period in 2011 is primarily due to the increase in the average mortgage balance from $40,342,000 for 2011 to $43,159,000 for 2012 and the increase in the weighted average interest rate from 4.60% for 2011 to 4.99% for 2012.  Offsetting these increases was the acceleration of the amortization of debt origination fees in 2011 of approximately $230,000 related to the pay off of the mortgage on SF Dore, which was sold in May 2011.

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

Operating Expenses

The decrease in mortgage servicing fees for the three and nine month periods ended September 30, 2012, compared to the same periods in 2011 was due to amounts recorded in 2011 for servicing fees not accrued on impaired loans in prior periods. In prior periods, servicing fees on impaired loans were recognized when paid, either at the time the loan was paid or a foreclosure sale was completed.

The increase in costs from RMC for the nine month period ended September 30, 2012 compared to the same period in 2011 was due to RMC requesting reimbursement of qualifying costs which it had not requested in 2011.

The increase in professional fees for the nine month period ended September 30, 2012 compared to the same period in 2011 was due to an increase in 2012 of approximately $389,000 for audit and tax work due the increased reporting requirements of the SEC and the taxing authorities, offset by the reduction in 2012 of approximately $238,000 for attorney’s fees related to non-performing loans and the creation of REO.

The increases in Rental income, Rental Operations NOI (for “Net Operating Income” a standard profit metric for rental properties) and results from Rental operations, net is attributable to the partnership’s acquisition, since September 30, 2010, of properties which had been collateral for loans and which the general partners determined, at the time of acquisition, the appropriate strategy was to improve the operating performance and hold for cash flow as the market and pricing of rental properties continues to improve. The properties range from a single condominium unit up to a 257-unit condominium complex. These properties required maintenance, which was deferred by the owners/borrowers, and were not managed sufficiently well to attract the best prices, if offered for sale.

During the nine months ended September 30, 2012 compared to the same period in 2011, the rental operations overall experienced a 40% growth in rental income and a 33% growth in NOI. During the nine months ended September 30, 2012 occupancy has been maintained at 95.7% for our top 5 rental properties in terms of NOI. Taking advantage of strong demand for apartments, property managers have been implementing a strategy of rent increases up to 12% for new move-ins and for renewals. Management believes this strategy will deliver increased cash flows while the resale market for these properties improves.

Rental income, operating expenses, and depreciation for rental properties are presented in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Rental income	$2,913	$2,187	$8,705	$6,328
Rental operating expenses
Administration and payroll	369	311	1,127	851
Homeowner association fees	231	43	611	101
Receiver fees	52	13	216	109
Utilities and maintenance	352	343	1,001	1,119
Advertising and promotions	41	12	99	31
Property taxes	474	353	1,516	954
Other	54	25	238	149
Total operating expenses	1,573	1,100	4,808	3,314
Rental Operations NOI	1,340	1,087	3,897	3,014
Depreciation	584	480	1,731	1,311
Rental operations, net	$756	$607	$2,166	$1,703

(1)
Interest expense on the mortgages securing the rental property was $528,000 and $348,000 for the three month periods ended September 30, 2012 and 2011, respectively and $1,843,000 and $1,673,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

The increase in impairment loss for the three month period ended September 30, 2012 compared to the same period in 2011, was primarily due to an impairment loss of $394,000 recorded on a commercial property under a signed contract for sale scheduled to close in the fourth quarter of 2012. The decrease in impairment loss for the nine month period ended September 30, 2012 compared to the same period in 2011, was primarily due to an impairment recorded in 2011 of $1,750,000 on a commercial property located in Long Beach, California due to a decline in the appraised value.  The property is currently being renovated for commercial use or development into multi-family.

Liquidity and Capital Resources

Historically, the partnership relied upon loan payoffs, borrowers’ mortgage payments, rents, and sale of real estate owned for the source of funds for new loans, partnership operations, and partner distributions and liquidations.

Beginning with the worldwide financial crisis in 2008, and on-going into 2012, the combination of the general economic conditions, the constrained credit and financial markets, the distressed real estate markets, and the terms and the conditions of the Amended and Restated Loan Agreement dated October 2010 (and the preceding forbearance agreement) resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows. The final payment on the Bank Loan was made in September 2012.

The terms and conditions of the Bank Loan had included:  1) an extended maturity date of June 30, 2012 (subsequently extended to November 2012); with continuing scheduled pay downs of the loan amount to maturity; 2) an interest rate of Prime plus 1.5% subject to a floor of 5.0%; 3) an annual facility fee (payable quarterly) of 0.5%; 4) required remittance to the banks of 70% of net proceeds from the sale or refinance of REO and/or net proceeds from loan payoffs in excess of $5 million; 5) required remittance of cash balances in excess of $12 million; 6) restrictions on use of cash including no new loans with the exception of refinance of existing loans, no expenditures in the ordinary course of business to preserve, maintain, repair, or operate property in excess of $1 million without prior written consent (subject to exclusions for funds set aside for REO projects and servicing of senior liens designated in the loan agreement), limitations on distributions to electing limited partners of an amount not to exceed a distribution rate of 2.1%; 7) a collateral covenant, and 8) a financial covenant.

Cash received from loan payments, loan payoffs, the sale of real estate owned and third-party mortgages obtained on stabilized properties that we own and are included in REO, has been predominantly used to pay down the amount outstanding on the Bank Loan, (the periodic interest and principal payments and final pay off), to protect the security interest in the collateral securing the loans from senior debt and claims, to maintain and develop REO, to meet the operating expenses of the partnership, and to fund periodic distributions to limited partners that elected monthly, quarterly and annual distributions.

As the recovery in the real estate markets has begun – albeit modestly -the disruption in the credit markets is ongoing, and liquidity in the partnership is restricted, liquidations to limited partners will continue to be suspended. For the foreseeable future, the partnership intends to utilize available cash flows to protect its security interests in properties, maintain its real estate holdings, make periodic payments of principal and interest due on the mortgages payable, fund operations, and commencing in the fourth quarter of 2012 re-start lending operations to increase interest revenue. The partnership anticipates to further improve its cash flows and income from rental operations and seeks by these actions to become profitable in the future. We believe these actions will increase the value of the partners’ capital as the real estate markets recover and values of property held increase. It is anticipated liquidation payments will resume when the real estate markets are recovered and most of the REO has been sold.  Until then, the partnership can deploy its assets in such a manner to become profitable, and cash flows improve to levels that enable the partnership to accomplish these objectives.

Contractual Obligations, Commitments, and Contingencies

Contractual obligations of the partnership are summarized in the following table as of September 30, 2012 ($ in thousands).

Contractual Obligation (principal only)	Total	Less than 1 Year	1-3 Years	More than 3 Years
Mortgages payable	47,574	1,164	25,838	20,572
Construction contracts	757	757	—	—
Total	$48,331	$1,921	$25,838	$20,572

See Note 4 (Loans), Note 6 (Real estate owned held as investment, net), Note 7 (Borrowings) and Note 10 (Commitments and contingencies, other than loan commitments) to the financial statements included in Part I, Item I of this report for a detailed presentation of commitments and contingencies.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound distributions in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound distributions in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Distributions allocable to limited partners, who elect to compound distributions in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partners electing distribution, if any, by weighted average to total partners’ capital was 56% and 53% at September 30, 2012 and 2011, respectively. Should the amount distributed to limited partners based on estimated net income exceed the full year results of operations, the excess amount distributed would be a return of capital.

As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding earnings and cash flows will be a slow process, which will also be negatively affected by the ongoing effects of the past limitations imposed by the Bank Loan when they were in effect or consequences resultant thereafter. It is not anticipated limited partners will see a quick or large increase in the earnings or distributions. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves, cash flows improve and profitability is achieved. For the three months ended September 30, 2012 and 2011, the partnership made cash distributions of $574,000 and $640,000, respectively. For the nine months ended September 30, 2012 and 2011, the partnership made cash distributions of $1,857,000 and $2,006,000, respectively.

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

Under the terms of the Bank Loan withdrawals of limited partners’ capital were not permitted. Liquidation requests of approximately $2,700,000 remained unfulfilled at September 30, 2012 and liquidations for future periods are suspended until future notice.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	November 14, 2012

/S/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	November 14, 2012

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	November 14, 2012