Form 10-K
period 2012-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2013-03-29
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2011

Part I

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2013 annualized yield estimates, additional foreclosures in 2013, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of December 31, 2012, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

In March 2009, in response to economic conditions then existing, as to the financial-market crisis, the dysfunction of the credit markets, the distress in the real estate markets, and the expected cash needs of the partnership, the partnership suspended capital liquidations and is not accepting new liquidation requests until further notice. In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital.  The bank loan was paid off in September 2012.

Principal Investment Objectives and General Standards for Mortgage Loans

Principal Investment Objectives

The partnership’s primary objectives are to make investments which will:

(i)	yield a high rate of return from mortgage lending and;
(ii)	preserve and protect the partners’ capital

General Standards for Mortgage Loans

The partnership is engaged in the business of making loans with first and second deeds of trust on real property located in California, including:

•	single-family property includes owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes,
•	multi-family residential property (such as apartment buildings),
•	commercial property (such as stores, shops and offices), and
•	undeveloped land.

As of December 31, 2012, of the partnership’s outstanding loan portfolio, 76% is secured by 1 to 4 unit single family residences, inclusive of condominiums, 19% by commercial properties, 4% by multifamily properties and 1% by undeveloped land. The partnership may also make loans secured by promissory notes which are secured by deeds of trust and are assigned to the partnership.

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

Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring the lender to consider a borrower’s ability to meet payment obligations specified in the loan documents. The Dodd-Frank Act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The general partners are monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the partnership’s general partners.

Other Recent Developments

The combination of general economic conditions of low growth with continuing high unemployment following the 2008 financial crisis and the resultant Great Recession, the constrained credit markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement with our banks has resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

Since the partnership has been limited in its capacity to originate loans by economic conditions, market constraints and the terms and conditions of the amended and restated loan agreement, the partnership’s net interest income (interest income less interest expense) declined from $30,500,000 in 2008 to $(1,573,000) in 2012.

As to the balance sheet of the partnership subsequent to the financial crisis and during the Great Recession, the asset mix has migrated from predominantly performing loans to Real Estate Owned (REO) and impaired loans. Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $247,775,000 at December 31, 2012 (a decline of $177,098,000 or 42%). Net loans, the total of loan principal, advances, accrued interest, and unsecured loans, less the allowance for losses, declined over the same dates from $386,589,000 to $46,380,000, respectively (a decline of $340,209,000 or 88%) resulting from a decrease in loan balances (principal declined from $363,037,000 at December 31, 2008, to $60,870,000 at December 31, 2012) and an increase in the allowance for loan losses (from $11,420,000 at December 31, 2008, to $19,815,000 at December 31, 2012). This reduction in loan balances reflected the decline during 2009 to 2011 in the fair value of the real estate collateral securing impaired loans, the repayment of loans, and the migration of loans to REO. REO increased from $25,693,000 at December 31, 2008, to $181,333,000 at December 31, 2012, as a consequence of the loan collection efforts undertaken by the general partners.

Cash received from loan payments, loan payoffs, the sale of real estate owned and third-party mortgages obtained on stabilized properties that we own and are included in REO was predominantly used to pay down the amount outstanding on the bank loan, to make the periodic interest and principal payments on the loan, to protect the security interest in the collateral securing the loans from senior debt and claims, to maintain and develop REO, to meet the operating expenses of the partnership, and to fund periodic payments to limited partners that elected monthly, quarterly and annual distributions.

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

Regulations Applicable to Mortgage Lenders and Servicers

The partnership and Redwood Mortgage Corp., which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry are regularly being introduced.

These laws and regulations to which the partnership and Redwood Mortgage Corp. are subject include those pertaining to:

•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	compliance with federal and state disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan servicing procedures
•	secured transactions and foreclosure proceedings; and
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Some of the key federal and state laws affecting our business include:

•
Real Estate Settlement Procedures Act (RESPA).  RESPA primarily regulates settlement procedures for real estate purchase and refinance transactions on residential (1-4 unit) properties. It governs lenders’ ability to require the use of specified third party providers for various settlement services, such as appraisal or escrow services. RESPA also governs the format of the good faith estimate of loan transaction charges and the HUD-1 escrow settlement statement.

•
Truth in Lending Act.  This federal act was enacted in 1968 for the purpose of regulating consumer financing and is implemented by the Consumer Financial Protection Bureau (CFPB). For real estate lenders, this act requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and provides for the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•
Home Ownership and Equity Protection Act (HOEPA) and California 4970.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The Consumer Financial Protection Bureau (CFPB) has recently issued additional rules which will a) lower the interest rate and fees thresholds, causing more loans to be ‘covered’ under the regulation, b) expand the prohibitions against certain loan terms, including prepayment penalties, and c) require that all borrowers of HOEPA loans first obtain home ownership counseling by a HUD-approved counselor. These changes will become effective in January, 2014.The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002 as Business and Practices (B&P) Code 4970, provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which are equal to or less than the Fannie Mae/Freddie Mac conforming loan limits, with interest rates and fees exceeding a certain percentage or amount threshold.  The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s ability to repay the debt. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

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

•
Red Flags Rule.  The Red Flags Rule, which became effective on August 1, 2009, requires lenders and creditors to implement an identity theft prevention program to identify and respond to loan applications in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses which have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•
Dodd-Frank Act. The act enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations. The act imposes significant new regulatory restrictions on the origination and servicing of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The Act also established the CFPB, giving it regulatory authority over most federal consumer lending laws, including those relating to residential mortgage lending.

•
Homeowner’s Bill of Rights. Effective January 1, 2013, the state of California mandated specific loan servicing rules on all servicers of consumer loans secured by single family 1-4 owner occupied residential first mortgages. There are two categories of servicers defined in the law, small servicers which conducted 175 or fewer foreclosures in the preceding calendar year, and large servicers whose foreclosure volume exceeds the threshold. Among the requirements of the law are, establishment of a single point of contact for borrowers to resolve loan servicing issues and to request loan modifications, pre-foreclosure notice and disclosure requirements, a prohibition against ‘dual tracking’ in which the servicer proceeds with a foreclosure while simultaneously considering a loan modification, and a requirement that foreclosure notices be reviewed, complete and accurate (no ‘robo-signing’). This law provides for a private right of action by borrowers against their lenders, which could result in lengthy and costly delays in processing home loan foreclosures in the state.

•
Federal Loan Servicing Regulations. The CFPB has recently released final rules for servicing consumer loans on single family 1-4 residential properties. These rules will become effective in January, 2014. Among the key restrictions are a) timing form and content of periodic billing statements and adjustable rate mortgage notices, b) notice and timing requirements for forced-place insurance, c) single point of contact requirements, and d) loss mitigation requirements. Small servicers, defined as those servicing 5,000 or fewer mortgages, are exempt from much of the regulation.

Recent or Pending Legislation and Regulatory Proposals

The recent credit crisis has led to an increased focus by federal, state and local legislators and regulatory authorities on entities engaged in the financial-services industry generally, principally banks, and on the mortgage industry specifically, principally with respect to residential lending to borrowers who intend to occupy the residence. A broad variety of legislative and regulatory proposals are continually being considered and such proposals cover mortgage loan products, loan terms and underwriting standards, risk management practices, foreclosure procedures and consumer protection, any or all of which could significantly affect the mortgage industry. These actions are intended to make it possible for qualified borrowers to obtain mortgage financing to purchase homes, refinance existing loans, avoid foreclosure on their homes, and to curb perceived lending abuses. It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or how they will affect our business and the mortgage industry generally.

•
Proposed Amendments to the U.S. Bankruptcy Code.  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown. Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers. While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what effect any such enacted amendments to Chapter 13 would have on the mortgage industry. Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

•
Consumer Financial Protection Bureau’s QM Rule and Proposed QRM Rule.  Under the Dodd-Frank Act, the CFPB is charged with writing rules to implement two new underwriting standards, Qualified Mortgages (QM) and Qualified Residential Mortgages (QRM). Although these two regulations affect different areas of consumer finance, they have similar definitions under Dodd-Frank, and their implementation will most likely have a similar effect within the mortgage lending industry. Under Dodd-Frank, securitizers will be required to retain a 5% interest in any securities they issue, unless 100% of the securities in the offering meet the Qualified Residential Mortgage standard. The Qualified Mortgage will provide a safe harbor to lenders in meeting the “ability to pay” requirements in Dodd-Frank. If a residential loan is underwritten under the new QM guidelines, it will be presumed to be in compliance. To limit their liability, most institutional lenders will only be interested in writing loans that fall within the QM and QRM standards. If the rules are written with very narrow standards, it could have the possible effect of constricting the availability of credit to real property. It is anticipated that the QRM rule will be issued in the fall of 2013. The QM rule has been issued by the CFPB, and will become effective in January, 2014.

General Economic Conditions

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic vitality of these regions – as well as the performance of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans and operating properties owned.

Employment has improved, but progress has been slow. At the current pace, a full recovery likely will take several more years.

In its March 18, 2013 report, the Wells Fargo Economics Group observed “improvement is still clearly evident from California’s latest employment figures, even though the state’s unemployment rate remained stubbornly high at 9.8 percent. … California’s unemployment rate has fallen 1.2 percentage points over the past year, as civilian employment increased 2.0 percent and the civilian labor force rose just 0.9 percent.”

In the lending areas in which we have the greatest concentration of our loans, San Francisco County’s unemployment rate was 6.9 percent in September 2012 (7.8 percent in June 2012) and the Los Angeles/Long Beach/Glendale metropolitan area was 10.2 percent in September 2012 (11.1 percent in June 2012). The technology sector, which is a significant driver in the San Francisco Bay Area economy and in employment, shows no signs of slowing.  To date, real estate values continue to reflect upward pressure from the increase in employment in the region.

Commentators have confirmed this trend in recognizing the housing market finally might have turned the long-awaited corner in 2012.  As the Wells Fargo Economics Group Housing Chartbook: January 2013 states “The housing recovery finally asserted itself in 2012, with nearly every key metric posting measurable improvement from prior years.  Sales and prices both rebounded solidly this past year, and new home construction steadily gained momentum over the course of the year.  Progress has been made in dealing with the imbalances left over from the housing boom.  The share of delinquent loans has decreased, as has the distressed share of existing home sales and the proportion of mortgages in a negative equity position.  However, important questions remain as to how large a role investor purchases have played in stabilizing home prices; how much credit availability has truly improved; and, what the government’s role in mortgage finance will ultimately be.”

This being the case, cautious optimism remains the order of the day, as pricing levels and market activity continue to trend positively, but only time will tell whether this improvement is a result of sustainable economic improvement or short-term opportunism. As the Wells Housing Chartbook of January 2013 further recognizes, “Sales of new homes rose 19.9 percent to 367,000, while sales of existing homes, condominiums and townhomes rose 9.2 percent to 4.65 million homes. But some of the stabilization in home prices is undeniably tied to the influx of investors that have come in and purchased homes, many for cash.”

More broadly, the United States Gross Domestic Product (GDP) according to the “third” estimate, increased by 0.4 percent in the fourth quarter of 2012. GDP increased 3.1, 1.5, and 2.0 percent for the third, second, and first quarters of 2012, respectively. GDP growth remains stubbornly low, reflecting general attitudes the economic recovery is slow, fragile and uneven. The Federal Reserve continues to help support economic recovery by maintaining a highly accommodative stance for monetary policy, purposefully keeping the target range for the federal funds rate at 0 to ¼ percent. Further, the Federal Reserve anticipates economic conditions likely will continue to warrant these exceptionally low levels for the federal funds rate at least through late 2014, and anticipates it will continue purchasing $40 billion of mortgage-backed securities plus $45 billion of longer-term Treasury bonds each month, keeping longer-term mortgage and other interest rates lower than they would be otherwise.

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

As of December 31, 2012, approximately 8,200 limited partners had an aggregate capital balance set forth in the consolidated Balance Sheet included in Item 8 of this report. A description of the units, transfer restrictions and withdrawal provisions is described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement,” on pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference, and which pages are included in Exhibit 99.1 to this report.

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

In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, the partnership suspended all liquidation payments for withdrawals of limited partners and will not be accepting new withdrawal requests until further notice. In March 2009 cash distributions were also reduced, and from October 2010 to September 2012, were limited subject to the Amended Bank Agreement.

Please refer to the Statement of Operations in the financial statements and the Notes thereto included in Part II, Item 8 of this report for information on the 2012 and 2011 net income per $1,000 invested by limited partners, which presentation is incorporated by this reference into this Item 5.

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

Results of Operations

The partnership’s results of operations are discussed below for the years ended December 31, 2012 and 2011 ($ in thousands).

	Changes for the years ended December 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
Revenues, net
Interest income
Loans	$(624)	(31)%	$(5,036)	(71)%
Imputed interest on formation loan	(263)	(56)	(84)	(15)
Other interest income	(4)	(80)	(41)	(89)
Total interest income	(891)	(36)	(5,161)	(67)

Interest expense
Bank loan, secured	(1,738)	(76)	(1,101)	(32)
Mortgages	83	4	1,091	89
Amortization of discount on formation loan	(263)	(56)	(84)	(15)
Other interest expense	(89)	(99)	7	8
Total interest expense	(2,007)	(39)	(87)	(2)

Net interest income/(expense)	1,116	(42)	(5,074)	(213)

Late fees	(22)	(59)	(6)	(14)
Other	(6)	(46)	(41)	(76)
Total revenues/(expense), net	1,088	(41)	(5,121)	(206)

Provision for loan losses	(5,254)	(86)	(72,453)	(92)

Operating expenses
Mortgage servicing fees	(1,882)	(72)	1,099)	73
Asset management fees	(98)	(10)	(258)	(22)
Costs from Redwood Mortgage Corp.	126	11	749	168
Professional services	(168)	(9)	277	18
REO
Rental operations, net	(965)	43	(892)	67
Holding costs	(477)	(49)	384	65
Loss/(gain) on disposal	482	(93)	(1,096)	(191)
Impairment loss/(gain)	(8,464)	(87)	8,526	713
Other	96	204	(53)	(53)
Total operating expenses, net	(11,350)	(78)	8,736	149

Net income (loss)	$17,692	(76)%	$58,596	(72)%

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

From October 2009 until the bank loan was repaid in September 2012, the cash proceeds received by the partnership from loan payments, loan payoffs, sale of real estate owned (REO), and third-party mortgages obtained on stabilized properties that the partnership has taken back through foreclosure or otherwise obtained, have been used predominately to pay down the amount outstanding on the bank loan. The amount outstanding on the bank loan was reduced by  $50,000,000 since December 31, 2010, and $85,000,000 since September 2009.

As a result of the financial crisis and the contemporaneous amendment of the terms of the bank loan, the partnership’s assets have changed from predominately performing loans, to impaired loans and then to real estate owned. Total assets (the sum of all assets owned by the partnership) decreased from $424,873,000 at December 31, 2008, to $247,775,000 at December 31, 2012 (a decline of $177,098,000 or 42%). Net loans (the total of loan principal, advances, accrued interest, net of the allowance for loan losses) declined over the same time period from $386,589,000 to $46,380,000 (a decline of $340,209,000 or 88%). REO increased from $25,693,000 at December 31, 2008, to $181,333,000 at December 31, 2012, as a consequence of the loan collection efforts undertaken by the general partners. These legacy assets consisting of real estate owned and predominantly loans made prior to the beginning of the financial crisis make up the majority of our assets. Some of the currently existing loans may eventually revert to REO. Details of our real estate owned is provided in footnotes 5 and 6 of the financial statements included in this form 10-K..

However, real estate sales, investment, and construction continue at reduced levels from their normal averages, particularly as to single family homes. In the second half of 2012 and continuing in the first quarter of 2013, we have observed real estate markets begin to show evidence of recovery, particularly in coastal California.  Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify. Multi-family properties that are stabilized and profitable can qualify for Fannie and Freddie loans and institutional financing, but the loan underwriting is restricting. The result is that our remaining borrowers are experiencing on-going difficulty in refinancing their partnership loans and/or selling the properties securing those loans to generate the cash to repay us. We may modify loans in which the borrower has a high likelihood of sustaining the new modified loan terms. Otherwise, it is likely we will take the property back. We continue to believe our ownership of the collateral that secured our loans is the most effective means of maintaining or improving the value of the properties and is the best alternative for preserving partners’ capital.

The properties that we have acquired through foreclosure generally are being rented and we are continuing our efforts to improve gross rental income primarily by increasing occupancies and by increasing the properties’ rents to be in line with rising rental market conditions. The real estate market, while not recovered fully, has enabled rents to increase, as consumers favor renting over owning, which may result in appreciation in the property’s market value.

The continuing primary focus of the general partners is the preservation of limited partners’ capital while dealing with the on-going consequences of the historic declines in liquidity, real estate values and the ramifications of our Bank Loan being required to be retired.

Revenue – Interest income - Loans

The interest on loans decreased for 2012 and 2011 due to a decrease in the average secured loan portfolio balance, and the decrease in the related average yield rate (the partnership has modified many of the performing loans to lower interest rates which reflect current market rates). Foregone interest (not recorded for financial reporting purposes on loans designated non-accrual status) in 2012, 2011, and 2010, was approximately $4,199,000, $11,600,000 and $14,300,000, respectively.  The table below recaps the yearly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
Year	Balance	Rate	Rate
2010	$245,026	8.72%	2.88%
2011	$160,820	8.44%	1.25%
2012	$71,338	7.83%	1.94%

Revenue – Interest expense

Bank loan, secured – The decrease in interest expense for 2012 was due to the decline of the average daily loan balance outstanding from $35,400,000 for 2011 to $6,345,000 for 2012.  The decrease in interest expense for 2011 was due to the decline of the average daily loan balance outstanding from $62,135,000 for 2010 to $35,400,000 for 2011.

Mortgages – The increased interest expense on mortgages for 2012 and 2011 was due to a combination of changes in the weighted average interest rate and to the partnership either obtaining a mortgage on a piece of owned property or foreclosing upon property subject to an existing mortgage. The table below recaps the yearly averages ($ in thousands).

	Average	Weighted
	Mortgage	Average
	Loan	Interest
Year	Balance	Rate
2010	$26,300	4.54%
2011	$40,500	5.23%
2012	$44,869	4.87%

Provision for Losses on Loans/Allowance for Loan Losses

The increases in the provision for loan losses in 2011 and prior years was primarily related to the rapidly declining values of real estate, which adversely impacted the value of the collateral securing our loans.  These loans became collateral dependent (see Note 2 of the financial statements) as a result of borrower defaults during the financial crisis/Great Recession.  The number of borrower defaults declined in 2012, in correlation to the reduction in the number and amount of loans outstanding declined and the aforementioned stabilization in real estate values.

Operating Expenses

Mortgage servicing fees - The decrease in mortgage servicing fees for 2012 was due to the reduction in the average loan balance (see the table in Revenue – Interest income - Loans) and the amounts recorded in 2011 for servicing fees not accrued on impaired loans in prior periods.  The increase in mortgage servicing fees for 2011 compared to 2010 was due to amounts recorded in 2011 for servicing fees not accrued on impaired loans in prior periods. In prior periods, servicing fees on impaired loans were recognized when paid, either at the time the loan was paid or a foreclosure sale was completed.

Costs from RMC - The increase in costs from RMC for 2012 and 2011 compared to 2011 and 2010, respectively, was due to reimbursement of qualifying charges permitted in the partnership agreement. In 2010 and prior years, before the start of the financial crisis/recession RMC chose not to request reimbursement for all costs qualifying for reimbursement, which it may do from time to time in its sole discretion.  In subsequent periods (i.e. 2010 onward) as the fees RMC would otherwise have collected from loan originations and loan servicing fees declined substantially or went to near zero or zero due to the restrictions on lending imposed by the amended and restated loan agreement, RMC chose to request reimbursement for all qualifying costs.

Professional services - The decrease in professional services for 2012 compared to 2011 was primarily due to a reduction in legal fees related to REO property of approximately ($614,000), offset by increases for audit and tax services of approximately $155,000 and consultants of $288,000.  The increase in professional services for 2011 was primarily due to increases in costs for legal and accounting services, audits and tax return processing. As laws, regulations, and tax and accounting pronouncements related to disclosure requirements for financial services enterprises generally and lenders specifically, have increased in number and complexity, the role of outside auditors, consultants, and legal advisers has increased. For 2012, 2011 and 2010, the cost of audit and tax services was $562,000, $410,000 and $683,000, respectively. For 2012, 2011 and 2010, the cost of legal and other consultants was $1,129,000, $1,449,000 and $823,000, respectively.

REO - Rental operations, net – The increase in rental operations is primarily due to owning and operating the properties for the entire year of 2012, versus a partial year of owning and operating some of the properties in 2011.

The table below summarizes the rental operations, net for the years ended December 31, ($ in thousands).

	2012	2011
Rental income	$11,585	$9,392
Operating expenses, rentals
Administration and payroll	1,440	1,103
Homeowner association fees	866	391
Receiver fees	253	485
Utilities and maintenance	1,251	1,519
Advertising and promotions	128	81
Property taxes	1,846	1,484
Other	280	229
Total operating expenses, rentals	6,064	5,292
Net operating income	5,521	4,100
Depreciation	2,328	1,872
Rental operations, net	$3,193	$2,228

Interest expense on the mortgages securing the rental properties was $2,397,000 and $2,315,000 for 2012 and 2011, respectively.

Rental operations are comprised of residential and commercial properties.  There were 16 residential properties at December 31, 2012 with a net book value of $142,707,000, and three commercial properties with a net book value of $11,859,000.  Financial highlights are presented in the table below for the year ended December 31, 2012, ($ in thousands).

			Net
	Rental	Operating	Operating		Earnings/
	Income	Expenses	Income	Depreciation	(Loss)
Property type
Residential
Single family (1)	$46	$51	$(5)	$19	$(24)
Condominiums and Apartments	4,401	1,738	2,663	1,100	1,563
Fractured condominiums	5,729	3,758	1,971	1,081	890
Total residential	10,176	5,547	4,629	2,200	2,429
Commercial (1)	1,409	517	892	128	764
Total rental operations	$11,585	$6,064	$5,521	$2,328	$3,193

(1)  Single family and commercial types each include a single property sold in the first quarter of 2012 with insignificant rental revenue and operations expenses up to the time of the sale.

The rental operations overall experienced a 23% growth in 2012 in rental income and a 35% growth in net operating income (NOI).  Growth was particularly strong in the multi-family portfolio which at December 31, 2012 is comprised of 15 properties (668 rental units).  During 2012 the top five rental properties in terms of NOI (3 in Northern California and 2 in Southern California, four multi-family and one commercial) accounted for 75% of the total rental income, 68% of the total operating expenses, and 82% of the total NOI.

At management’s direction, the property managers continue to improve NOI by executing the strategy of increasing occupancy (which topped 94% in 2012) while achieving modest rent growth.  In addition, as the economic conditions in California continue to improve management expects market rents to increase.  As tenants vacate units or renew their leases the rents are expected to move up to currently existing higher market rents.

REO - Holding costs - The decrease in holding costs in 2012 was primarily due to the sale of five properties during 2012.  The increase in holding costs in 2011 was primarily due to a full year of costs in 2011 on properties acquired in 2010.

REO - Loss/(gain) on disposal - The reduction in the gain on disposal of REO in 2012 is due to several large gains achieved in 2011.  The gain on disposal in 2011 was due primarily to the partnership evaluating its properties and positioning them to transact at optimum prices. Management through repairs and improvements, stabilization of rental rolls, improvements in income producing properties financial performance, and elimination of deterrents to sale, increased our properties appeal, finance ability, and value to buyers.

REO - Impairment loss/(gain) - The decrease in impairment losses on REO in 2012 is primarily due to the improving stability in real estate values and the completed repayment of the bank loan.  Impairment losses on real estate for 2011 were due to the necessity to transact sales of properties in a challenged market in order to meet the repayment schedule of the amended and restated bank loan agreement.  Property sales were completed at prices which while, commercially reasonable, were likely less than that which could have been attained had the partnership had more time to offer the properties for sale or been able to continue to hold the properties for future sales. Occasionally, properties which the partnership held as investment, received unsolicited offers which given partnership’s cash flow requirements and bank repayment dynamics were compelling to accept, although they necessitated taking an impairment loss.  Now that the bank loan obligation has been repaid the partnership intends to hold the majority of its remaining properties until a more robust real estate market and a normal credit market exist. While these two factors develop, management intends to continue to improve held properties’ financial performance and desirability. The impairment loss taken in 2011 on a southern California multi-family property was due to a delay in repairs, that resulted in weaker operating results than anticipated. As the property is now completed, significantly improved operating results and value is being achieved as the property stabilizes into normal operations.

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

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for new loans.

In September 2012, the partnership paid the remaining amount owing under the Bank Loan. The Bank Loan balance was $16,789,000, at December 31, 2011.

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2012 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages	$47,293	$1,182	$25,635	$20,476
Construction contracts	910	910	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$48,203	$2,092	$25,635	$20,476

The partnership has one property in San Francisco, California with a carrying value of $5,000,000 in construction with remaining construction costs of approximately $910,000.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners, who elect to compound profits in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percent of limited partners electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 56% for 2012, 54% for 2011 and 50% for 2010. In 2012 and 2011, $2,459,000 and $2,688,000, respectively, was distributed to limited partners based on estimated net income; as the full year results of operations was a net loss, these amounts distributed were therefore a return of capital.

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

The partnership is unable to predict when liquidations will resume as it will depend on the ability to collect monies due from borrowers and to dispose of real estate owned, or to receive net rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market. However, it is anticipated that liquidations will not resume in 2013.  For the foreseeable future, the partnership intends to utilize available cash flows to fund its business operations, protect its security interests in properties, make real estate loans, and maintain its real estate owned. It is anticipated liquidation payments will resume only when the partnership’s cash flows improve to levels that enable the partnership to resume lending business operations, provide consistent profitability, and the economy and the real estate and capital markets stabilize and return to normal levels of activity.

Similarly, the partnership does not currently anticipate an increase in distribution amounts in 2013.  As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding profits and cash flows will be a slow process. It is not anticipated limited partners will see a quick or large increase in the profits or distributions. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets for December 31, 2012 and 2011
•	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

No financial statement schedules are required to be filed because Redwood Mortgage Investors VIII is a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ ARMANINO LLP
_____________________________
ARMANINO LLP
San Ramon, California
March 29, 2013

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2012 and 2011
($ in thousands)

ASSETS

	2012	2011
Cash and cash equivalents	$18,943	$4,200

Loans
Secured by deeds of trust
Principal balances	60,870	73,386
Advances	5,035	6,870
Accrued interest	182	2,446
Unsecured	108	44
Allowance for loan losses	(19,815)	(22,035)
Net loans	46,380	60,711

Real estate held for sale, net	—	48,406

Real estate held as investment	181,333	161,402

Other assets, net	1,119	680

Total assets	$247,775	$275,399

LIABILITIES AND CAPITAL

Liabilities
Bank loan, secured	$—	$16,789
Mortgages payable	47,293	43,681
Accounts payable	3,162	7,625
Payable to affiliate	565	725
Total liabilities	51,020	68,820

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $318 and $667 for 2012 and 2011,
respectively; and net of formation loan receivable of $7,627 and $7,627
for 2012 and 2011, respectively	196,081	204,137

General partners’ capital, net of unallocated syndication costs of $3 and
$7 for 2012 and 2011, respectively	(1,025)	(968)
Total partners’ capital	195,056	203,169

Non-controlling interest	1,699	3,410
Total capital	196,755	206,579

Total liabilities and capital	$247,775	$275,399

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011
($ in thousands, except for per limited partner amounts)

	2012	2011
Revenues, net
Interest income
Loans	$1,387	2,011
Imputed interest on formation loan	207	470
Other interest income	1	5
Total interest income	1,595	2,486

Interest expense
Bank loan, secured	560	2,298
Mortgages	2,400	2,317
Amortization of discount on formation loan	207	470
Other interest expense	1	90
Total interest expense	3,168	5,175

Net interest income/(expense)	(1,573)	(2,689)

Late fees	15	37
Other	7	13
Total revenues/(expense), net	(1,551)	(2,639)

Provision for loan losses	859	6,113

Operating Expenses
Mortgage servicing fees	722	2,604
Asset management fees	840	938
Costs from Redwood Mortgage Corp.	1,321	1,195
Professional services	1,691	1,859
REO
Rental operations, net	(3,193)	(2,228)
Holding costs	501	978
Loss/(gain) on disposal	(39)	(521)
Impairment loss/(gain)	1,258	9,722
Other	143	47
Total operating expenses	3,244	14,594

Net income (loss)	$(5,654)	(23,346)

Net income (loss)
General partners (1%)	$(57)	(233)
Limited partners (99%)	(5,597)	(23,113)
	$(5,654)	(23,346)

Net income (loss) per $1,000 invested by limited
partners for entire period
Where income is reinvested	$(24)	(89)
Where partner receives income in monthly distributions	$(24)	(93)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2012 and 2011
($ in thousands)

	Limited Partners

		Unallocated
		Syndication	Formation
	Capital	Costs	Loan	Capital, net

Balances at December 31, 2010	$238,581	$(1,016)	$(9,372)	$228,193
Formation loan payments received	—	—	1,745	1,745
Net income (loss)	(23,113)	—	—	(23,113)
Allocation of syndication costs	(349)	349	—	—
Partners’ withdrawals	(2,688)	—	—	(2,688)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2011	212,431	(667)	(7,627)	204,137
Formation loan payments received	—	—	—	—
Net income (loss)	(5,597)	—	—	(5,597)
Allocation of syndication costs	(349)	349	—	—
Partners’ withdrawals	(2,459)	—	—	(2,459)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2012	$204,026	$(318)	$(7,627)	$196,081

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2012 and 2011
($ in thousands)

	General Partners
		Unallocated		Total
		Syndication		Partners’
	Capital	Costs	Capital, net	Capital

Balances at December 31, 2010	$(724)	$(10)	$(734)	$227,459
Formation loan payments received	—	—	—	1,745
Net income (loss)	(233)	—	(233)	(23,346)
Allocation of syndication costs	(3)	3	—	—
Partners’ withdrawals	(1)	—	(1)	(2,689)

Balances at December 31, 2011	(961)	(7)	(968)	203,169
Formation loan payments received	—	—	—	—
Net income (loss)	(57)	—	(57)	(5,654)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	—	—	—	(2,459)

Balances at December 31, 2012	$(1,022)	$(3)	$(1,025)	$195,056

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
($ in thousands)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(5,654)	(23,346)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	302	807
Imputed interest on formation loan	(207)	(470)
Amortization of discount on formation loan	207	470
Provision for loan losses	859	6,113
REO – depreciation, rental properties	2,328	1,872
REO – depreciation, other properties	11	—
REO – loss/(gain) on disposal	(39)	(521)
REO – impairment loss	1,114	10,248

Change in operating assets and liabilities
Accrued interest	2,264	1,129
Advances on loans	1,625	(1,845)
Allowance for loan losses-recoveries	21	110
Receivable from affiliate	—	18
Other assets	(741)	(453)
Accounts payable	(4,507)	(1,443)
Deferred revenue	—	(109)
Payable to affiliate	(160)	(248)
Net cash provided by (used in) operating activities	(2,577)	(7,668)

Cash flows from investing activities
Loans originated	(10,522)	(348)
Principal collected on loans	17,401	17,118
Loans sold to affiliates	1,189	2,122
Unsecured loan originated	(64)	—
Payments for development of real estate	(3,372)	(646)
Cash acquired through foreclosure sales	—	828
Proceeds from disposition of real estate	30,035	35,165
Net cash provided by (used in) investing activities	34,667	54,239

Cash flows from financing activities
Payments on bank loan	(16,789)	(33,211)
Mortgages taken	5,160	—
Payments on mortgages	(1,548)	(14,112)
Partners’ withdrawals	(2,459)	(2,689)
Formation loan payments received	—	1,745
Increase/(decrease) in non-controlling interest	(1,711)	(1,158)
Net cash provided by (used in) financing activities	(17,347)	(49,425)

Net increase (decrease) in cash and cash equivalents	14,743	(2,854)

Cash and cash equivalents, January 1	4,200	7,054

Cash and cash equivalents, December 31	$18,943	4,200

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
($ in thousands)

	2012	2011
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$1,524	$58,327

Cash paid for interest	$2,960	$4,615

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of December 31, 2012, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

Members should refer to the company's operating agreement for a more complete description of the provisions.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

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

Liquidity, capital withdrawals and early withdrawals

There are substantial restrictions on transferability of units and accordingly an investment in the partnership is non-liquid. Limited partners have no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of units.  These restrictions include but are not limited to availability of sufficient cash flow. The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is restricted to the availability of partnership cash flow. Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year, may be liquidated during any calendar year.

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

In March 2009, in response to economic conditions then existing, as to the financial-market crisis, the dysfunction of the credit markets, the distress in the real estate markets, and the expected cash needs of the partnership, the partnership suspended capital liquidations and is not accepting new liquidation requests until further notice. In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital.  The bank loan was paid off in September 2012.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Partnership offerings

At December 31, 2008, the partnership had completed its sixth offering stage. Of approved aggregate offerings of $300,000,000, total partnership units sold were $299,813,000.

A recap of the offerings by the partnership follows.

•	A minimum of $250,000 and a maximum of $15,000,000 in partnership units were initially offered through qualified broker-dealers. This initial offering closed in October 1996.
•	December 1996, commenced offering of $30,000,000 (closed August 2000)
•	August 2000, commenced offering of $30,000,000 (closed April 2002)
•	October 2002, commenced offering of $50,000,000 (closed October 2003)
•	October 2003, commenced offering of $75,000,000 (closed August 2005)
•	August 2005, commenced offering of $100,000,000 (closed November 2008)

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
December 31, 2012 and 2011

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

	2012	2011
Partners’ capital per consolidated financial statements	$195,056	$203,169
Unallocated syndication costs	321	674
Allowance for loan losses	19,815	22,035
Book vs. tax basis-real estate owned	(11,721)	(11,941)
Formation loans receivable	7,627	7,627
Partners’ capital - tax basis	$211,098	$221,564

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
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. In some years (notably 2009, 2010 and to a lesser extent 2011 and 2012) due to low levels of real estate transactions, and an increased number of transactions that were distressed (i.e., executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types was required.

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). In some prior years, as has been previously noted, the appraisal process, was further complicated by the low transaction volumes of which a very high percentage were considered to be distressed sales, and other poor market conditions.

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
December 31, 2012 and 2011

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

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. If a valuation allowance had been established on an impaired loan, any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal.

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
December 31, 2012 and 2011

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

Real estate owned (REO) held for sale

REO, held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO, held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are recorded as an operating expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate owned (REO), held as investment, net

REO, held as investment, net includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. REO, held as investment, net is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, net. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Rental income

Residential rental lease lengths generally range from month to month up to one year, and commercial rental lease lengths generally range from five to ten years, with rental income recognized when earned in accordance with the lease agreement.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation

Real estate owned held as investment that is being operated is depreciated on a straight-line basis over the estimated useful life of the property once the asset is placed in service.

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

Recently issued accounting pronouncements

The FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs”. The ASU is effective for interim and annual periods beginning after December 15, 2011 with prospective application. The partnership’s adoption of ASU 2011-04 effective January 1, 2012 had no impact on the financial results of the partnership.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $(57,000) and $(233,000) for the years ended December 31, 2012 and 2011, respectively.

Formation loan

The formation loan transactions are summarized in the following table at December 31, 2012 ($ in thousands).

	Initial	1996	2000	2002	2003	2005
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Unamortized discount on
Formation loan	—	—	(2)	(31)	(238)	(1,018)	(1,289)
Formation Loan, net	1,075	2,272	2,216	3,746	5,423	6,546	21,278
Repayments	(991)	(2,099)	(1,883)	(2,948)	(3,414)	(2,962)	(14,297)
Early withdrawal penalties	(84)	(173)	(137)	(100)	(142)	(7)	(643)
Formation Loan, net at
December 31, 2012	—	—	196	698	1,867	3,577	6,338
Unamortized discount on
Formation loan	—	—	2	31	238	1,018	1,289
Balance,
December 31, 2012	$—	$—	$198	$729	$2,105	$4,595	$7,627

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. During 2012 and 2011, $207,000 and $470,000, respectively, were recorded related to amortization of the discount on imputed interest.

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2013	$—
2014	—
2015	1,898
2016	1,674
2017	1,323
Thereafter	2,732
Total	$7,627

RMC acts as the broker in originating mortgage loans for RMI VIII. The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loans. RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, September 2012. The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan. As a result, RMC was deprived of the opportunity to receive brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years. During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement. RMC believes it would have had a reasonable argument that the annual formation loan payments should be suspended until such time as lending by RMI VIII was permitted to resume and brokerage commissions could be earned, but RMC elected not to make such a proposal and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

As the bank loan was fully repaid as of September 2012, RMC has temporarily suspended annual formation loan payments, beginning with the payment due December 31, 2012, for the three-year period then beginning, which is a period commensurate with the period during which lending by RMI VIII was prohibited and RMC was deprived of loan brokerage commissions.

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  In 2012 and 2011, loan brokerage commissions paid to the general partners by the borrowers were $116,000 and $0, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. In 2012 and 2011, these fees totaled $1,826 and $2,980, respectively.

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

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the years ended December 31, ($ in thousands).

	2012	2011
Chargeable by RMC	$1,083	$3,906
Waived by RMC	(361)	(1,302)
Charged	$722	$2,604

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

Asset management fees for the years ended December 31, 2012 and 2011 were $840,000 and $938,000, respectively. No asset management fees were waived during any period reported.

Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During 2012 and 2011, operating expenses totaling $1,321,000 and $1,195,000, respectively, were reimbursed to RMC. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Through December 31, 2012, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,499)

December 31, 2012 balance	$321

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2012, approximately 51% of the partnership’s loans (representing 52% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

As of December 31, 2012, approximately 41% of the loans outstanding (representing 83% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of December 31, 2012, there was one such loan; however, the borrower is in default negating any funding obligation.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2012	2011
Principal, January 1	$73,386	$202,134
Loans funded or acquired	10,522	348
Principal collected	(17,401)	(17,118)
Loans sold to affiliates	(1,189)	(2,122)
Foreclosures	(3,728)	(101,991)
Other – loans charged off against allowance	(720)	(8,031)
Principal, December 31	$60,870	$73,386

During 2012 and 2011, the partnership renewed four and two loans, respectively, with an aggregate principal of approximately $967,000 and $597,000, respectively that were not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	2012	2011
Number of secured loans	39	49
Secured loans – principal	$60,870	$73,386
Secured loans – lowest interest rate (fixed)	3.00%	3.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,561	$1,498
Average principal as percent of total principal	2.56%	2.04%
Average principal as percent of partners’ capital	0.80%	0.74%
Average principal as percent of total assets	0.63%	0.54%

Largest secured loan – principal	$16,697	$16,675
Largest principal as percent of total principal	27.43%	22.72%
Largest principal as percent of partners’ capital	8.56%	8.21%
Largest principal as percent of total assets	6.74%	6.05%

Smallest secured loan – principal	$87	$92
Smallest principal as percent of total principal	0.14%	0.12%
Smallest principal as percent of partners’ capital	0.04%	0.05%
Smallest principal as percent of total assets	0.04%	0.03%

Number of counties where security is located (all California)	19	21
Largest percentage of principal in one county	46.18%	24.51%

Number of secured loans in foreclosure status	6	7
Secured loans in foreclosure – principal	$1,910	$21,915

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2012, the partnership’s largest loan, in the unpaid principal balance of $16,697,000 (representing 27.43% of outstanding secured loans and 6.74% of partnership assets) has an interest rate of 10.00% and is secured by 9 units in a condominium complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership is working with the borrower regarding the disposition of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	2012			2011
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	17	$33,785	56%	21	$29,361	40%
Second trust deeds	21	26,789	44	26	43,523	59
Third trust deeds	1	296	—	2	502	1
Total secured loans	39	60,870	100%	49	73,386	100%
Liens due other lenders at loan closing		80,875			114,550

Total debt		$141,745			$187,936

Appraised property value at loan closing		$199,392			$275,909

Percent of total debt to appraised
values (LTV) at loan closing (1)		71.10%			68.12%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last four years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	2012			2011
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	31	$46,295	76%	37	$52,085	71%
Multi-family	2	2,557	4	3	4,609	6
Commercial	5	11,479	19	8	16,149	22
Land	1	539	1	1	543	1
Total secured loans	39	$60,870	100%	49	$73,386	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of December 31, 2012 and 2011, $36,855,000 and $40,907,000, respectively, of the partnership’s loans were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table at December 31, 2012 ($ in thousands).

California County	Principal	Percent
San Francisco Bay Area Counties
San Francisco	$28,115	46.18%
Contra Costa	17,927	29.44
Santa Clara	3,182	5.23
Alameda	1,682	2.76
Solano	1,641	2.70
San Mateo	665	1.09
Napa	411	0.68
Marin	180	0.30
	53,803	88.38%
Other Northern California Counties
Sacramento	2,518	4.14%
Calaveras	196	0.32
Monterey	183	0.30
Butte	115	0.19
San Benito	98	0.16
	3,110	5.11%
Southern California Counties
Riverside	2,140	3.52%
Los Angeles	817	1.34
Orange	588	0.97
San Bernardino	196	0.32
Kern	121	0.20
San Diego	95	0.16
	3,957	6.51%
Total	$60,870	100.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at December 31, 2012	Loans	Principal	Percent
2013	7	$1,861	4%
2014	2	2,355	4
2015	8	14,032	23
2016	2	3,265	5
2017	4	1,409	2
Thereafter	2	1,462	2
Total future maturities	25	24,384	40
Matured at December 31, 2012	14	36,486	60
Total secured loans	39	$60,870	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes one loan with an aggregate principal of $3,085,000 which had its maturity date extended, which is considered impaired and is in non-accrual status, and four other loans with an aggregate principal of $967,000 which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	2012	2011
Number of loans (2) (3)	14	9
Principal	$36,486	$40,393
Advances	5,014	6,829
Accrued interest	61	1,608
Loan balance	$41,561	$48,830
Percent of principal	60%	55%

(2)	The secured loans past maturity include 12 and 8 loans as of December 31, 2012 and 2011, respectively, also included in the secured loans in non-accrual status.

(3)	The secured loans past maturity include 10 and 7 loans as of December 31, 2012 and 2011, respectively, also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	2012	2011
Past due
30-89 days	$783	$5,370
90-179 days	2,062	1,254
180 or more days	19,033	34,911
Total past due	21,878	41,535
Current (4)	38,992	31,851
Total secured loans	$60,870	$73,386

(4)
The partnership reports delinquency based upon the most recent contractual agreement with the borrower. At December 31, 2011 a loan with a principal of approximately $4,000,000 is shown as current as all past due amounts were received in early January 2012. Also at December 31, 2011, a loan with a principal of approximately $16,500,000 is shown as current as it was a new loan created from two past due loans on which the borrower made a payment of $3,000,000 in December 2011, and has been making timely scheduled payments on the new loan.

At December 31, 2012, the partnership had four workout agreements in effect with an aggregate principal of $1,126,000. Of the four borrowers, three, with an aggregate principal of $709,000 had made all required payments under the workout agreements and the loans were included in the above table as current. All of the loans with a workout agreement in effect were designated impaired and three of the four impaired loans with an aggregate principal of $866,000 were in non-accrual status.

At December 31, 2011, the partnership had eight workout agreements in effect with an aggregate principal of $4,255,000. Of the eight borrowers, seven, with an aggregate principal of $3,590,000 had made all required payments under the workout agreements and the loans were included in the above table as current. Six of the eight loans, with an aggregate principal of $3,649,000 were designated impaired and four of the six impaired loans with an aggregate principal of $1,131,000 were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the years ended December 31, 2012 and 2011 was $50,000 and $112,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at December 31, 2012 and 2011 was $14,000 and $1,458,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2012	2011
Secured loans in nonaccrual status
Number of loans	18	19
Principal	$43,352	$62,739
Advances	5,028	6,859
Accrued interest	11	2,259
Loan balance	$48,391	$71,857
Foregone interest	$3,255	$3,957

At December 31, 2012 and 2011, there was one loan with a loan balance of $99,000 and $195,000, respectively, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired Loans

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table ($ in thousands).

	2012	2011
Principal	$45,964	$66,318
Recorded investment (5)	$51,054	$75,496
Impaired loans without allowance	$9,611	$32,363
Impaired loans with allowance	$41,443	$43,133
Allowance for loan losses, impaired loans	$19,560	$21,535

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31, ($ in thousands).

	2012	2011
Average recorded investment	$66,898	$143,783
Interest income recognized	$195	$695
Interest income received in cash	$612	$277

Modifications and troubled debt restructurings

During 2012, the partnership modified five loans by extending the maturity date, and/or lowering the interest rate, and/or changing the loan from interest only to an amortizing loan. Two of the modified loans qualified as a troubled debt restructuring under GAAP resulting in no losses being recorded.

During 2011, the partnership modified seven loans by extending the maturity date, lowering the interest rate or reducing the monthly payment. These loans were deemed impaired and are carried at the value of the collateral.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – LOANS (continued)

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the years ended December 31 ($ in thousands).

	2012	2011
Balance, January 1	$22,035	$89,200

Provision for loan losses	859	6,113

Charge-offs, net
Charge-offs	(3,100)	(73,388)
Recoveries	21	110
Charge-offs, net	(3,079)	(73,278)

Balance, December 31	$19,815	$22,035

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	4.32%	45.57%

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table for the years ended December 31, ($ in thousands).

	2012		2011
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$19,255	76%	$21,475	71%
Multi-family	60	4	60	6
Commercial	490	19	490	22
Land	10	1	10	1
Total for secured loans	$19,815	10 0%	$22,035	10 0%

Unsecured loans	$—	10 0%	$—	10 0%

Total allowance for loan losses	$19,815	10 0%	$22,035	10 0%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE

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

Transactions and activity, including changes in the net book values, if any, and the property types are presented in the following table for the years ended December 31, ($ in thousands).

	2012	2011
Balance, January 1	$48,406	$54,206
Acquisitions	—	15,959
Dispositions	(30,003)	(26,600)
Improvements/betterments	447	160
Designated from REO held as investment	—	8,929
Designated to REO held as investment	(18,337)	—
Change in net book value	(513)	(4,248)
Balance, December 31	$—	$48,406

Property type
Single family	$—	$4,334
Multi-family	—	16,672
Commercial	—	27,400
Balance, December 31	$—	48,406

Number of properties, December 31	—	9

During 2012, the partnership designated four properties to REO held as investment.  Of the properties listed in the tables as dispositions in 2012, the partnership recorded an aggregate investment gain of approximately $39,000.

Properties included at December 31, 2011 were located in the following California counties: Humboldt, Los Angeles, Napa, San Francisco, and San Joaquin. During 2011, the partnership acquired two properties by foreclosure or deed in lieu of foreclosure, in which properties the partnership had an aggregate investment of $15,959,000 as of the respective acquisition dates. One acquired property was subject to a lien senior to the partnership’s interests, and the partnership’s share of the lien was $107,000 as of the acquisition date. Of the properties listed in the tables as dispositions in 2011, the partnership incurred an aggregate investment loss of $(124,000).

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

The results of operations NOI (“Net Operating Income”) for rental properties in REO held for sale is presented in the following table ($ in thousands). The table below reflects rental operations, net for those properties classified as REO, held for sale during December 31, 2012 and 2011.

	2012	2011
Rental income	$28	$1,192

Operating expenses
Administration and payroll	9	210
Homeowner association fees	1	10
Receiver fees	14	75
Utilities and maintenance	13	589
Advertising and promotions	—	1
Property taxes	(3)	206
Other	—	39
Total operating expenses	34	1,130
Net operating income	(6)	62
Depreciation	—	41
Rental operations, net	$(6)	$21

Interest expense on the mortgages securing the rental properties was $2,000 and $640,000 for 2012 and 2011, respectively.

The results of rental operations for rental properties in REO held for sale for 2012, are for two properties sold prior to March 31, 2012. REO held for sale at June 30, 2012 which were designated as REO held as investment in 2012 are presented as if the reclassification had occurred on January 1, 2012.

During the fourth quarter of 2012 the partnership sold the following property.
-	A commercial property located in San Francisco County, California. The property was sold for its carrying value after taking into account any previously recorded valuation reserve.
-	A tenant-in-common unit located in San Francisco County, California. The unit had a gain on sale of approximately $4,000.

During the third quarter of 2012 the partnership sold a single-family residence located in Humboldt County, California. The sale resulted in a recovery of approximately $14,000 to an impairment recorded in the second quarter of 2012.

During the second quarter of 2012 the partnership sold the following properties.
-
A commercial property/development site located in San Francisco, County, California. The sale resulted in a gain of approximately $168,000. As part of the sale, the partnership took back a loan of $10,500,000 secured by the property.

-	A tenant-in-common unit located in San Francisco County, California. The unit had a loss on sale of approximately $127,000.

During the first quarter of 2012 the partnership sold the following properties.
-	1 condominium unit and 3 tenants-in-common units, all located in San Francisco County, California. The units had an aggregate loss on sale of approximately $6,000.
-
A mixed-use property consisting of a single-family residence, winery and vineyard, located in Napa County, California. The property was sold for its carrying value after taking into account any previously recorded valuation reserve.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5 – REAL ESTATE OWNED (REO), HELD FOR SALE (continued)

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

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET

For REO, held as investment, the activity in net book value (NBV) and changes in the impairment reserves are summarized in the following table for the years ended December 31 ($ in thousands).

	NBV		Accumulated Depreciation
	2012	2011	2012	2011
Balance, January 1	$161,402	$115,411	$3,594	$1,807
Acquisitions	1,649	70,350	—	—
Dispositions	7	(8,044)	(7)	(85)
Improvements/betterments	2,925	486	—	—
Designated from REO held for sale	18,337	—	—	—
Designated to REO held for sale	—	(8,929)
Changes in net book values (NBV)	(648)	(6,000)	—	—
Depreciation	(2,339)	(1,872)	2,339	1,872
Balance, December 31	$181,333	$161,402	$5,926	$3,594

During 2012, the partnership designated four properties to REO held as investment previously designated as REO held for sale.

REO, held as investment, summarized by property type is presented in the following table as of December 31, ($ in thousands).

	2012			2011
	Properties	NBV		Properties	NBV
Property type
Residential
Single family (1)	4	$$	14,624	2	$4,984
Apartments	1		376	—	—
Condominiums (2)	4		68,448	3	65,633
Fractured Condominiums (3)	10		72,292	10	73,262
Commercial (4)	4		20,683	3	12,493
Land (5)	2		4,910	2	5,030
Total REO, held as investment, net	25		$181,333	20	$161,402

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

(1)  Properties of note at December 31, 2012 include.
A property under construction of two separate units, with a carrying value of $5,000,000 with remaining construction costs of approximately $910,000. At December 31, 2011, the carrying value of the property was $3,148,000 with remaining construction costs of approximately $2,154,000.  The property is located in San Francisco, California. A property with 7 remaining of the 13 original tenants-in-common units, with a book value of approximately $6,398,000.  The units may be further developed or sold “as is”.  At December 31, 2011, the book value of the 9 remaining units was approximately $12,609,000.  The property is located in San Francisco, California
(2)  Includes units in condominium complexes wholly owned by the partnership.
(3)  Includes units in condominium complexes partially owned by the partnership.
(4)  Includes one development property located in Long Beach, California, presently zoned and entitled as commercial, being developed and re-entitled to residential.  At December 31, 2012 and 2011 the net book value of the property was approximately $8,824,000 and $8,250,000, respectively.
(5)  Includes at December 31, 2012 and 2011, approximately 12 acres located in Ceres, California with no zoning restrictions, and 13 acres located in San Rafael, California, presently zoned residential.

REO, held as investment, summarized by geographic area is presented in the following table as of December 31, ($ in thousands).

	2012				2011
	Non-Rental		Rental		Non-Rental		Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco	2	$11,398	5	$17,962	1	$3,141	4	$14,235
San Francisco Bay Area (6)	1	1,210	7	22,553	1	1,210	7	23,371
Northern California (6)	2	5,335	5	45,480	1	3,820	4	45,992
Southern California	1	8,824	2	68,571	—	—	2	69,633
Total REO Held as investment	6	$26,767	19	$154,566	3	$8,171	17	$153,231

(6)  Excluding line(s) above.

Rental properties summarized by property type is presented in the following table ($ in thousands).

	2012			2011
Property type	Units	Properties	NBV	Units	Properties	NBV
Residential
Single family	1	1	$1,592	1	1	$1,843
Apartments	8	1	376	—	—	—
Condominiums (7)	220	4	68,447	212	3	65,633
Fractured Condominiums (8)	440	10	72,292	440	10	73,262
Commercial	3	3	11,859	3	3	12,493
Total rental properties	672	19	$154,566	656	17	$153,231

(7)  Includes units in condominium complexes wholly-owned by the partnership.
(8)  Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6 – REAL ESTATE OWNED (REO), HELD AS INVESTMENT, NET (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the years ended December 31 ($ in thousands).

	2012	2011
Rental income	$11,557	$8,200

Operating expenses
Administration and payroll	1,431	893
Homeowner association fees	865	381
Receiver fees	239	410
Utilities and maintenance	1,238	930
Advertising and promotions	128	80
Property taxes	1,849	1,278
Other	280	190
Total operating expenses	6,030	4,162
Net operating income	5,527	4,038
Depreciation	2,328	1,831
Rental operations, net	$3,199	$2,207

Interest expense on the mortgages securing the rental properties was $2,395,000 and $1,675,000 for 2012 and 2011, respectively.

During the second quarter of 2012, the partnership acquired through foreclosure a partially completed home subdivision in Fresno County, California. The recorded investment was approximately $1,649,000.

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

-
Multi-family complex in Sacramento County, California. The partnership acquired 257 of the 280 units. The recorded investment was approximately $41,000,000. The property was subject to a mortgage loan with a balance at acquisition of approximately $13,780,000 and an interest rate of 7.50%.

-
Condominium units (15) in a 30 unit complex, in Alameda County, California. The recorded investment was approximately $3,150,000. An independent management firm has been engaged to oversee rental operations of the units.

-
Condominium units (29) in a 50 unit complex, in Contra Costa County, California. The recorded investment was approximately $3,190,000. An independent management firm has been engaged to oversee rental operations of the units.

-
A 38 unit multi-family complex, in San Joaquin County, California. The recorded investment was approximately $2,505,000. An independent management firm has been engaged to oversee rental operations of the units.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

-
Multi-family complex in Santa Clara County, California. The recorded investment was approximately $8,130,000. The property was subject to an interest-only mortgage loan with a balance at acquisition of approximately $6,800,000 and an interest rate of 6.25%. In June 2011, the property was sold for $8,800,000.

-
Condominium units (9) in a 36 unit complex, in Sutter County, California. The recorded investment was approximately $495,000. An independent management firm has been engaged to oversee rental operations of the units.

-
Recreation property (45.7 acres) in Amador County, California. The recorded investment was approximately $2,200,000. An independent management firm has been engaged to oversee rental operations of the units.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Mortgages payable

Mortgages payable transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2012	2011
Principal, January 1	$43,681	$36,270
New mortgages taken	5,160	—
Mortgages assumed on acquisition of REO	—	21,523
Principal repaid	(1,548)	(14,112)
Principal, December 31	$47,293	$43,681

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7 – BORROWINGS (continued)

Mortgages payable (continued)

Mortgages payable are summarized in the following table as of December 31, (mortgage balance $ in thousands).

Lender	2012	2011
NorthMarq Capital – 2.94%	$18,607	$19,027
Interest rate varies monthly (LIBOR plus 2.73%)
Monthly payment (1) (2) $121,904
Matures July 1, 2015
East West Bank – 5.50%	13,578	13,735
Interest rate varies monthly (greater of Prime plus 1% or 5.50%)
Monthly payment (2) $78,283
Matures June 1, 2017
Business Partners – 6.53%	7,100	7,456
Interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%
Monthly payment (1) (2)$78,802
Matures May 1, 2015
Chase Bank – 3.52%	5,136	—
Interest rate variable (fixed until September 1, 2017 at 3.52%)
Monthly payment $23,228
Matures September 1, 2042
First National Bank of Northern California – 5.70%	2,179	2,207
Interest rate varies monthly (greater of Prime plus 2.35% or 5.70)
Monthly payment (2) $12,856
Matures November 1, 2016
Wells Fargo Bank – 2.88%	365	379
Interest rate varies annually (LIBOR plus 2.75%)
Monthly payment $2,014
Matures October 1, 2032
Wells Fargo Bank – 4.93%	328	338
Interest rate varies annually (internal bank rate plus 3.10%)
Monthly payment $2,174
Matures September 15, 2032
Chase Bank – 3.52%	—	432
Interest rate variable
Monthly payment $2,728
Matures July 1, 2033
GMAC	—	107
Interest rate 7.38%
Monthly payment $1,154
Matures May 1, 2029
Total mortgages payable	$47,293	$43,681

(1) Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2) Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7 – BORROWINGS (continued)

Mortgages payable (continued)

During 2012, significant transactions to mortgages payable were as follows.

-
In June 2012 the partnership and East West bank finalized negotiations and executed a loan agreement to succeed the maturing note. The maturing loan had a balance of $13,681,000, an interest rate of 7.50% and matured on May 5, 2012.

-	In August 2012, the partnership obtained a mortgage loan of $5,160,000 from Chase Bank, secured by the multi-family complex held by Diablo Villas, LLC.

-	The Chase Bank and GMAC mortgages shown in the above table with zero balances at December 31, 2012, were paid off in full when the properties securing the loans were sold during 2012.

During 2011, significant transactions to mortgages payable were as follows.

-
In the third quarter a property in Sacramento County, California was acquired subject to a mortgage with East West Bank. Terms for a new loan with a further maturity date and lower interest rate are being negotiated with the current lender.

-	In the second quarter a condominium unit in San Francisco, California was acquired subject to a mortgage with Chase Bank. The property was sold in January 2012 and the mortgage was paid off.

-	In the fourth quarter a single-family residence in Humboldt County, California was acquired subject to a mortgage with GMAC.

-	In the second quarter the property held by SF Dore, LLC was sold and the related mortgage with PNC Bank was paid off.

The future minimum payments of principal on the above mortgages at December 31, 2012 are presented in the following table ($ in thousands).

2013	$1,182
2014	1,239
2015	24,396
2016	2,451
2017	12,860
Thereafter	5,165
Total	$47,293

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – FAIR VALUE

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

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2012
Impaired loans without allowance	$—	$9,611	$—	$9,611
Impaired loans with allowance, net	$—	$21,883	$—	$21,883
REO held for sale	$—	$—	$—	$—
REO held as investment	$—	$—	$15,259	$15,259

In 2012, in line with improving volumes of transactions and fewer distressed sales it was determined that sufficient market transactions were occurring to reclassify impaired loans without allowance and impaired loans with allowance, net to Level 2 from Level 3.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – FAIR VALUE (continued)

Non-recurring basis (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2011
Impaired loans without allowance	$—	$—	$32,363	$32,363
Impaired loans with allowance, net	$—	$—	$21,598	$21,598
REO held for sale	$—	$—	$48,406	$48,406
REO held as investment	$—	$—	$76,096	$76,096

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $13,688,000 and $6,948,000 at December 31, 2012 and 2011, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(c)
Secured loans - impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral (see item (e) below) or the enforceable amount owing under the note.  The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions Level 2 inputs). In some years (notably 2009, 2010 and to a lesser extent 2011 and 2012) due to low levels of real estate transactions, and an increased number of transactions that were distressed (i.e., executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types was required (Level 3 inputs).

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
December 31, 2012 and 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

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

Commitments

At December 31, 2012, there was one property with a carrying value of $5,000,000 in construction with remaining construction costs of approximately $910,000.

NOTE 10 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2012 and 2011.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting in 2012 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership has no officers or directors. The general partners are RMC, RMC’s wholly-owned subsidiary Gymno LLC, and Michael R. Burwell, an individual. The general partners are solely responsible for managing the partnership business, subject to the rights of the limited partners to vote on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. A majority of the outstanding limited partnership interests may, without the consent of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners. The approval of all of limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

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

Michael R. Burwell.  Michael R. Burwell, age 56, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); and President, Director, Chief Financial Officer, Secretary and Manager of Gymno LLC (1986-present).

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2012. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
RMC (General Partner)	Mortgage Servicing Fee for servicing loans	$722,000

General Partners &/or Affiliates	Asset Management Fee for managing assets	$840,000

General Partners	1% interest in profits (loss)	$(57,000)
	Less allocation of syndication costs	4,000
		$(53,000)

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$0

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2012 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RMC	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$116,000

RMC	Processing and Escrow Fees for services in
	connection with notary, document preparation, credit
	investigation, and escrow fees payable by the borrowers
	and not by the partnership	$966

Gymno	Reconveyance Fee	$860

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2012 ...    $1,321,000

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2012 and 2011 are as follows:

Audit Fees. The aggregate fees billed and accrued during the years ended December 31, 2012 and 2011 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $514,179 and $364,180, respectively.

Audit Related Fees. There were no fees billed during the years ended December 31, 2012 and 2011 for audit-related services.

Tax fees. The aggregate fees billed for tax services for the years ended December 31, 2012 and 2011 were $63,286 and $47,703, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees. There were no other fees billed during the years ended December 31, 2012 and 2011.

All audit and non-audit services are approved by the general partners prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.      Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A – Consolidated Financial Statements.

2.	No financial statement schedules are required to be filed because Redwood Mortgage Investors VIII, LP is a smaller reporting company.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1		Limited Partnership Agreement
3.2		Form of Certificate of Limited Partnership Interest
3.3		Certificate of Limited Partnership
10.1		Escrow Agreement
10.2		Servicing Agreement
10.3	(a)	Form of Note secured by Deed of Trust for Construction Loans, which provides for principal and interest payments
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 29th day of March, 2013.

REDWOOD MORTGAGE INVESTORS VIII

By:		Redwood Mortgage Corp.

	By:	/s/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

By:		Gymno LLC, General Partner

	By:	/s/ Michael R. Burwell
Michael R. Burwell, Manager

By:		/s/ Michael R. Burwell
Michael R. Burwell, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 29th day of March, 2013.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 29, 2013

/s/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	March 29, 2013

/s/ Michael R. Burwell
Michael R. Burwell	General Partner	March 29, 2013