Form 10-Q
period 2013-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2013-05-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012 (audited)
($ in thousands)

ASSETS

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$17,646	$18,943

Loans
Secured by deeds of trust
Principal balances	60,308	60,870
Advances	5,087	5,035
Accrued interest	172	182
Unsecured	100	108
Allowance for loan losses	(19,875)	(19,815)
Net loans	45,792	46,380

Real estate owned, held as investment, net	181,407	181,333

Other assets, net	1,532	1,119

Total assets	$246,377	$247,775

LIABILITIES AND CAPITAL

Liabilities
Mortgages payable	$47,027	$47,293
Accounts payable and accrued liabilities	3,008	3,162
Payable to affiliate	656	565
Total liabilities	50,691	51,020

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	195,029	196,081
General partners’ capital (deficit), net	(1,030)	(1,025)
Total partners’ capital	193,999	195,056

Non-controlling interest	1,687	1,699
Total capital	195,686	196,755

Total liabilities and capital	$246,377	$247,775

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
($ in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues, net
Interest income
Loans	$342	$323
Imputed interest on formation loan	93	52
Other interest income	—	1
Total interest income	435	376

Interest expense
Bank loan, secured	—	281
Mortgages	551	584
Amortization of discount on formation loan	93	52
Other interest expense	—	1
Total interest expense	644	918

Net interest income/(expense)	(209)	(542)

Late fees	3	7
Other	—	3
Total revenues/(expense), net	(206)	(532)

Provision for loan losses	—	—

Operating Expenses
Mortgage servicing fees	153	180
Asset management fees	192	226
Costs from Redwood Mortgage Corp.	390	361
Professional services	450	331
REO
Rental operations, net	(968)	(805)
Holding costs	64	430
Loss/(gain) on disposal	—	(6)
Other	4	47
Total operating expenses	285	764

Net income (loss)	$(491)	$(1,296)

Net income (loss)
General partners (1%)	$(5)	$(13)
Limited partners (99%)	(486)	(1,283)
	$(491)	$(1,296)

Net income (loss) per $1,000 invested by limited
partners for entire period
Where income is reinvested	$(2)	$(6)
Where partner receives income in monthly distributions	$(2)	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2013
(in thousands) (unaudited)

	Limited Partners
	Capital	Unallocated Syndication Costs	Formation Loan	Capital, net

Balance, December 31, 2012	$204,026	$(318)	$(7,627)	$196,081
Net income (loss)	(486)	—	—	(486)
Allocation of syndication costs	(87)	87	—	—
Withdrawals	(566)	—	—	(566)

Balance, March 31, 2013	$202,887	$(231)	$(7,627)	$195,029

	General Partners
	Capital	Unallocated Syndication Costs	Capital, net	Total Partners’ Capital

Balance, December 31, 2012	$(1,022)	$(3)	$(1,025)	$195,056
Net income (loss)	(5)	—	(5)	(491)
Allocation of syndication costs	(1)	1	—	—
Withdrawals	—	—	—	(566)

Balance, March 31, 2013	$(1,028)	$(2)	$(1,030)	$193,999

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
($ in thousands) (unaudited)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(491)	$(1,296)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	20	103
Imputed interest on formation loan	(93)	(52)
Amortization of discount on formation loan	93	52
Provision for loan losses	—	—
REO – depreciation, rental properties	602	572
REO – depreciation, other properties	6	—
REO – loss/(gain) on disposal	—	(6)
REO – impairment loss	—	—

Change in operating assets and liabilities
Accrued interest	10	864
Advances on loans	(52)	(192)
Allowance for loan losses-recoveries	60	—
Other assets	(433)	(305)
Accounts payable and accrued liabilities	(154)	542
Payable to affiliate	91	(308)
Net cash provided by (used in) operating activities	(341)	(26)

Cash flows from investing activities
Loans originated	—	(7)
Principal collected on loans	562	3,795
Unsecured loan originated	8	9
Payments for development of real estate	(682)	(322)
Proceeds from disposition of real estate	—	8,022
Net cash provided by (used in) investing activities	(112)	11,497

Cash flows from financing activities
Payments on bank loan	—	(6,539)
Payments on mortgages	(266)	(671)
Partners’ withdrawals	(566)	(654)
Increase/(decrease) in non-controlling interest	(12)	(1,042)
Net cash provided by (used in) financing activities	(844)	(8,906)

Net increase (decrease) in cash and cash equivalents	(1,297)	2,565

Cash and cash equivalents, January 1	18,943	4,200

Cash and cash equivalents, March 31	$17,646	$6,765

Cash paid for interest	$551	$865

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of March 31, 2013, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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
March 31, 2013 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

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
March 31, 2013 (unaudited)

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

Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition). In some prior years, as has been previously noted, the appraisal process was further complicated by the low real estate transaction volumes of which a very high percentage were considered to be distressed sales, as well as other poor market conditions.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

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
March 31, 2013 (unaudited)

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
March 31, 2013 (unaudited)

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

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have either elected to leave their profits to compound or elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the company’s reported financial position or results of operations.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $(5,000) and $(13,000) for the three months ended March 31, 2013 and 2012, respectively.

Formation loan

Formation loan transactions are presented in the following table at March 31, 2013 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(2,130)
Formation loan made, net	20,437
Repayments to date	(14,297)
Early withdrawal penalties applied	(643)
Formation loan, net	5,497
Unamortized discount on formation loan	2,130
Balance, March 31, 2013	$7,627

An estimated amount of imputed interest is recorded for any outstanding offerings. During the three months ended March 31, 2013 and 2012, $93,000 and $52,000, respectively, was recorded related to imputed interest.

The proceeds from loan brokerage commissions and other fees earned are the source of funds for the repayment of the formation loans by RMC.

RMC acts as the broker in originating mortgage loans for RMI VIII. The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loans. RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, in September 2012. The amended loan and forbearance agreements were the result of a technical (i.e. not a payment default) covenant default under the original loan. As a result, RMC was deprived of the opportunity to receive brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years. During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement. RMC believes it would have had a reasonable argument that the annual formation loan payments should be suspended until such time as lending by RMI VIII was permitted to resume and brokerage commissions could be earned, but RMC elected not to make such a proposal and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

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
March 31, 2013 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Brokerage commissions, loan originations

There were no loan brokerage commissions paid by the borrowers in the three months ended March 31, 2013 and 2012.

Other fees

Other fees totaled $3,608 and $315 for the three month periods ended March 31, 2013 and 2012, respectively.

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

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the three months ended March 31, ($ in thousands).

	2013	2012
Chargeable by RMC	$230	$270
Waived by RMC	(77)	(90)
Charged	$153	$180

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

Asset management fees for the three months ended March 31, 2013 and 2012 were $192,000 and $226,000, respectively. No asset management fees were waived during any period reported.

Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During the three months ended March 31, 2013 and 2012, operating expenses totaling $390,000 and $361,000, respectively, were reimbursed to RMC. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of March 31, 2013, approximately 45% of the partnership’s loans (representing 51% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

As of March 31, 2013, approximately 42% of the loans outstanding (representing 84% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of March 31, 2013, there was one such loan; however, the borrower is in default negating any funding obligation.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, ($ in thousands).

	2013	2012
Principal, January 1	$60,870	$73,386
Loans funded or acquired	—	7
Principal collected	(562)	(3,795)
Principal, March 31	$60,308	$69,598

During the three months ended March 31, 2013 and 2012, the partnership renewed two and one loans, respectively, with an aggregate principal of approximately $353,000 and $120,000, respectively that were not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2013	2012
Number of secured loans	38	39
Secured loans – principal	$60,308	$60,870
Secured loans – lowest interest rate (fixed)	3.00%	3.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,587	$1,561
Average principal as percent of total principal	2.63%	2.56%
Average principal as percent of partners’ capital	0.82%	0.80%
Average principal as percent of total assets	0.64%	0.63%

Largest secured loan – principal	$16,697	$16,697
Largest principal as percent of total principal	27.69%	27.43%
Largest principal as percent of partners’ capital	8.61%	8.56%
Largest principal as percent of total assets	6.78%	6.74%

Smallest secured loan – principal	$87	$87
Smallest principal as percent of total principal	0.14%	0.14%
Smallest principal as percent of partners’ capital	0.04%	0.04%
Smallest principal as percent of total assets	0.04%	0.04%

Number of counties where security is located (all California)	19	19
Largest percentage of principal in one county	46.61%	46.18%

Number of secured loans in foreclosure status	9	6
Secured loans in foreclosure – principal	$19,607	$1,910

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2013, the partnership’s largest loan, in the unpaid principal balance of $16,697,000 (representing 27.69% of outstanding secured loans and 6.78% of partnership assets) has an interest rate of 10.00% and is secured by 9 units in a condominium complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership is working with the borrower regarding the disposition of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	March 31, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	6	$28,115	47%	6	$28,115	46%
San Francisco Bay Area (1)	15	25,147	42	16	25,688	42
Northern California (1)	6	3,097	5	6	3,110	5
Southern California	11	3,949	6	11	3,957	7
Total secured loans	38	$60,308	100%	39	$60,870	100%

(1)	Excludes line(s) above

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	March 31, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	16	$33,310	56%	17	$33,785	56%
Second trust deeds	21	26,703	44	21	26,789	44
Third trust deeds	1	295	—	1	296	—
Total secured loans	38	60,308	100%	39	60,870	100%
Liens due other lenders at loan closing		80,875			80,875

Total debt		$141,183			$141,745

Appraised property value at loan closing		$198,652			$199,392

Percent of total debt to appraised
values (LTV) at loan closing (1)		71.07%			71.10%

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	30	$45,745	76%	31	$46,295	76%
Multi-family	2	2,556	4	2	2,557	4
Commercial	5	11,469	19	5	11,479	19
Land	1	538	1	1	539	1
Total secured loans	38	$60,308	100%	39	$60,870	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of March 31, 2013 and December 31, 2012, $36,791,000 and $36,855,000, respectively, of the partnership’s loans were secured by condominium properties.

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at March 31, 2013	Loans	Principal	Percent
2013	6	$1,485	3%
2014	3	2,565	4
2015	8	14,018	23
2016	2	3,198	5
2017	4	1,403	2
Thereafter	2	1,462	3
Total future maturities	25	24,131	40
Matured at March 31, 2013	13	36,177	60
Total secured loans	38	$60,308	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

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

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes two loans with an aggregate principal of $353,000 which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2013	2012
Number of loans (2) (3)	13	14
Principal	$36,177	$36,486
Advances	5,062	5,014
Accrued interest	63	61
Loan balance	$41,302	$41,561
Percent of principal	60%	60%

(2)	The secured loans past maturity include 12 loans as of March 31, 2013 and December 31, 2012, also included in the secured loans in non-accrual status.

(3)	The secured loans past maturity include 11 and 10 loans as of March 31, 2013 and December 31, 2012, respectively, also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	March 31,	December 31,
	2013	2012
Past due
30-89 days	$359	$783
90-179 days	87	2,062
180 or more days	20,694	19,033
Total past due	21,140	21,878
Current	39,168	38,992
Total secured loans	$60,308	$60,870

At March 31, 2013, and December 31, 2012 the partnership had the same six workout agreements in effect with an aggregate principal of $20,072,000 and $20,081,000, respectively. Of the six borrowers, four, with an aggregate principal of $2,959,000 and $2,967,000 at March 31, 2013 and December 31, 2012, respectively, had made all required payments under the workout agreements and the loans were included in the above table as current. All of the loans with a workout agreement in effect were designated impaired.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the three months ended March 31, 2013 and 2012 was $0. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at March 31, 2013 and December 31, 2012 was $14,000.

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2013	2012
Secured loans in nonaccrual status
Number of loans	19	18
Principal	$43,004	$43,352
Advances	5,081	5,028
Accrued interest	14	11
Loan balance	$48,099	$48,391
Foregone interest	$710	$3,255

At March 31, 2013 there were no loans and at December 31, 2012, there was one loan with a loan balance of $99,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Impaired Loans

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table ($ in thousands).

	March 31,	December 31,
	2013	2012
Principal	$45,522	$45,964
Recorded investment (5)	$50,664	$51,054
Impaired loans without allowance	$9,243	$9,611
Impaired loans with allowance	$41,421	$41,443
Allowance for loan losses, impaired loans	$19,560	$19,560

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	March 31,	December 31,
	2013	2012
Average recorded investment	$50,859	$66,898
Interest income recognized	$34	$195
Interest income received in cash	$93	$612

Modifications and troubled debt restructurings

During the three months ended March 31, 2013 the partnership had not modified any loans and the six modified loans with an aggregate principal of $22,702,000 as of December 31, 2012 were in effect.

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31 ($ in thousands).

	2013	2012
Balance, January 1	$19,815	$22,035

Provision for loan losses	—	—

Charge-offs, net
Charge-offs	—	—
Recoveries	60	—
Charge-offs, net	60	—

Balance, March 31	$19,875	$22,035

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.10%	—%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$19,315	76%	$19,255	76%
Multi-family	60	4	60	4
Commercial	490	19	490	19
Land	10	1	10	1
Total for secured loans	$19,875	100%	$19,815	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$19,875	100%	$19,815	100%

NOTE 5 – REAL ESTATE OWNED (REO)

For REO, held as investment, the activity in net book value (NBV) and changes in the impairment reserves are summarized in the following table for the three months ended March 31 ($ in thousands).

	NBV		Accumulated Depreciation
	2013	2012	2013	2012
Balance, January 1	$181,333	$161,402	$5,926	$3,594
Dispositions	—	7	—	(7)
Improvements/betterments	682	322	—	—
Depreciation	(608)	(572)	608	572
Balance, March 31	$181,407	$161,159	$6,534	$4,159

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	March 31, 2013		December 31, 2012
	Properties	NBV	Properties	NBV
Property type
Residential
Single family (1)	4	$14,653	4	$14,624
Apartments	1	377	1	376
Condominiums (2)	4	68,169	4	68,448
Fractured Condominiums (3)	10	72,043	10	72,292
Commercial (4)	4	21,255	4	20,683
Land (5)	2	4,910	2	4,910
Total REO, held as investment, net	25	$181,407	25	$181,333

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

(1)  Properties of note at March 31, 2013 include.
a)  A property under construction consisting of two condominium units, with a carrying value of $5,034,000 and cost to complete of approximately $904,000.
b)  A property consisting of 7 remaining (of 13 original) tenants-in-common units, with a book value of approximately $6,400,000 and cost to complete of approximately $800,000.  In April 2013 one of the units was sold at its carrying value.
Both properties are located in San Francisco County.
(2)  Includes units in condominium complexes wholly owned by the partnership.
(3)  Includes units in condominium complexes partially owned by the partnership.
(4)  Includes one development property located in Los Angeles County, presently zoned and entitled as commercial, being developed and re-entitled to residential.
(5)  Includes at March 31, 2013 and December 31, 2012, approximately 12 acres located in Stanislaus County zoned commercial, and 13 acres located in Marin County, presently zoned residential.

REO, held as investment, summarized by geographic area is presented in the following table, ($ in thousands).

	March 31, 2013				December 31, 2012
	Non-Rental		Rental		Non-Rental		Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco	2	$11,434	5	$18,371	2	$11,398	5	$17,962
San Francisco Bay Area (6)	1	1,210	7	22,482	1	1,210	7	22,553
Northern California (6)	2	5,329	5	45,320	2	5,335	5	45,480
Southern California	1	8,956	2	68,305	1	8,824	2	68,571
Total REO Held as investment	6	$26,929	19	$154,478	6	$26,767	19	$154,566

(6)  Excluding line(s) above.

Rental properties summarized by property type is presented in the following table ($ in thousands).

	March 31, 2013			December 31, 2012
Property type	Units	Properties	NBV	Units	Properties	NBV
Residential
Single family	1	1	$1,590	1	1	$1,592
Apartments	8	1	377	8	1	376
Condominiums (7)	220	4	68,169	220	4	68,447
Fractured Condominiums (8)	440	10	72,043	440	10	72,292
Commercial	3	3	12,299	3	3	11,859
Total rental properties	672	19	$154,478	672	19	$154,566

(7)  Includes units in condominium complexes wholly-owned by the partnership.
(8)  Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three months ended March 31 ($ in thousands).

	2013	2012
Rental income	$2,791	$2,918
Operating expenses
Administration and payroll	346	392
Homeowner association fees	201	160
Receiver fees	46	73
Utilities and maintenance	275	327
Advertising and promotions	31	34
Property taxes	275	462
Other	47	93
Total operating expenses	1,221	1,541
Net operating income	1,570	1,377
Depreciation	602	572
Rental operations, net	$968	$805

Interest expense on the mortgages securing the rental properties was $551,000 and $582,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 – MORTGAGES PAYABLE

Mortgages payable transactions are summarized in the following table for the three months ended March 31, ($ in thousands).

	2013	2012
Principal, January 1	$47,293	$43,681
New mortgages taken	—	—
Mortgages assumed on acquisition of REO	—	—
Principal repaid	(266)	(671)
Principal, March 31	$47,027	$43,010

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 6 – MORTGAGES PAYABLE (continued)

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	March 31,	December 31,
Lender	2013	2012
NorthMarq Capital – Secured by a condominium complex,	$18,497	$18,607
located in Los Angeles County
Interest rate (2.93%) varies monthly (LIBOR plus 2.73%)
Monthly payment (1) (2) $121,904 matures July 1, 2015
East West Bank – Secured by a fractured condominium project	13,552	13,578
located in Sacramento County
Interest rate varies monthly (greater of Prime plus 1% or 5.50%)
Monthly payment (2) $78,283 matures June 1, 2017
Business Partners – Secured by a commercial property located	7,007	7,100
in San Francisco County
Interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%)
Monthly payment (1) (2)$78,802 matures May 1, 2015
Chase Bank – Secured by a condominium complex	5,111	5,136
located in Contra Costa County
Interest rate variable (fixed until September 1, 2017 at 3.52%)
Monthly payment $23,228 matures September 1, 2042
First National Bank of Northern California – Secured by eight	2,172	2,179
condominium units located in San Francisco County
Interest rate varies monthly (greater of Prime plus 2.35% or 5.70%)
Monthly payment (2) $12,856 matures November 1, 2016
Wells Fargo Bank – Secured by a condominium unit located in	362	365
San Francisco County
Interest rate (2.88%) varies annually (LIBOR plus 2.75%)
Monthly payment $2,014 matures October 1, 2032
Wells Fargo Bank – Secured by a condominium unit located in	326	328
San Francisco County
Interest rate (4.92%) varies annually (bank rate plus 3.10%)
Monthly payment $2,174 matures September 15, 2032
Total mortgages payable	$47,027	$47,293

(1) Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2) Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

The future minimum payments of principal on the above mortgages at March 31, 2013 are presented in the following table ($ in thousands).

2013	$892
2014	1,239
2015	24,393
2016	2,450
2017	12,888
Thereafter	5,165
Total	$47,027

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 7 – FAIR VALUE

The company does not record its performing (i.e. non-impaired loans) at fair value on a recurring basis. Impaired loans with a specific reserve are measured at fair value on a non-recurring basis. Loans designated as impaired loans are carried at the lesser of the amount owed or the fair value of the underlying collateral.

The fair value of the performing loans was determined to be equivalent to their book value at March 31, 2013 and December 31, 2012. The fair value was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans (with regards to specifics of property type, occupancy and lien position) would be made or are being made by RMC. Given the unique nature of each collateral asset, each borrower’s circumstances, and the sale of mortgage loans underwritten primarily based on the value of the real estate collateral are infrequent and are not usually publicly reported, even within the lending trade associations, the fair value of the loans approximates the carrying value in substantially all cases.

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis are presented in the following table as of March 31, 2013 ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	03/31/2013
Impaired loans without allowance	$—	$9,243	$—	$9,243
Impaired loans with allowance, net	$—	$21,861	$—	$21,861

Assets and liabilities measured at fair value on a non-recurring basis are presented in the following table as of December 31, 2012 ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2012
Impaired loans without allowance	$—	$9,611	$—	$9,611
Impaired loans with allowance, net	$—	$21,883	$—	$21,883
REO held as investment	$—	$—	$15,259	$15,259

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

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

Commitments

There were no commitments other than those disclosed in Notes 4 and 5.

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited consolidated financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, estimated costs to complete certain property developments, additional foreclosures in 2013, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume,  and the use of excess cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Current Economic Conditions

There have been no significant changes to the economic conditions since the filing of the annual report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended March 31, 2013 versus 2012
	Dollars	Percent
Revenue, net
Interest income
Loans	$19	6%
Imputed interest on formation loan	41	79
Other interest income	(1)	(100)
Total interest income	59	16

Interest expense
Bank loan, secured	(281)	(100)
Mortgages payable	(33)	(6)
Amortization of discount on formation loan	41	79
Other interest expense	(1)	(100)
Total interest expense	(274)	(30)

Net interest income/(expense)	333	(61)

Late fees	(4)	(57)
Other	(3)	(100)
Total revenues, net	326	(61)

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	(27)	(15)
Asset management fees	(34)	(15)
Costs from Redwood Mortgage Corp.	29	8
Professional services	119	36
REO
Rental operations, net	(163)	20
Holding costs	(366)	(85)
Loss/(gain) on disposal	6	(100)
Other	(43)	(91)
Total operating expenses, net	(479)	(63)

Net income (loss)	$805	(62)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Impact of general economic and real estate market conditions on the partnership’s financial condition, results of operations and cash flows

In the second half of 2012 and continuing in the first and second quarters of 2013, we have observed real estate markets begin to show evidence of recovery, particularly in northern California.  Loans from traditional sources, such as banks, are of limited availability, and when they are available the credit and regulatory environment imposes constraints such that few projects and/or borrowers meet the new, more stringent minimum requirements to qualify. Multi-family properties that are stabilized and profitable can qualify for Fannie and Freddie loans and institutional financing, but the loan underwriting is restricting. The result is our remaining borrowers are experiencing on-going difficulty in refinancing their partnership loans and/or selling the properties securing those loans to generate cash.

Revenue – Interest income - Loans

The interest on loans increased for the three months ended March 31, 2013 compared to the same period in 2012 due to a decrease in the amount of foregone interest, offset by a decrease in the average secured loan portfolio balance, and the decrease in the related average yield rate (the partnership has modified many of the performing loans to lower interest rates which reflect current market rates). Foregone interest (not recorded for financial reporting purposes on loans designated non-accrual status) in 2013 and 2012, was approximately $698,000 and $1,149,000, respectively.  The table below recaps the quarterly averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average	Stated
	Secured	Average	Effective
	Loan	Yield	Yield
Three Months Ended March 31,	Balance	Rate	Rate
2012	$71,998	8.18%	1.79%
2013	$61,235	6.79%	2.23%

Revenue – Interest expense

Bank loan, secured – The bank loan was paid off in September 2012.

Mortgages – The table below recaps the quarterly averages and interest expense ($ in thousands).

	Average	Weighted
	Mortgage	Average
	Loan	Interest	Interest
Three Months Ended March 31,	Balance	Rate	Expense
2012	$43,265	5.19%	$584
2013	$47,160	4.41%	$551

Provision for Losses on Loans/Allowance for Loan Losses

The provision for losses on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter.

See Notes 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

Mortgage servicing fees - The decrease for the three months ended March 31, 2013 compared to the same period in 2012 was due to the reduction in the average loan balance (see the table in Revenue – Interest income - Loans).

Asset management fees - The decrease for the three months ended March 31, 2013 compared to the same period in 2012 was due to the reduction in the total assets under management from $265,431,000 as March 31, 2012 to $246,377,000 at March 31, 2013.

Costs from RMC - The increase in costs from RMC for three months ended March 31, 2013 compared to the same period in 2012 was due to reimbursement of qualifying charges permitted in the partnership agreement which before the start of the financial crisis/recession RMC chose not to request reimbursement for all costs qualifying for reimbursement, which it may do from time to time in its sole discretion.  In subsequent periods (i.e. 2010 onward) as the fees RMC would otherwise have collected from loan originations and loan servicing fees declined substantially or went to near zero or zero due to the restrictions on lending imposed by the amended and restated loan agreement, RMC chose to request reimbursement for all qualifying costs.

Professional services - The increase in professional services for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to an increase in legal fees of $212,000 principally related to the partnership’s collection and recovery efforts from current and former borrowers, offset by a decrease in auditing and tax services of $39,000 and a decrease in consulting services of $65,000.

REO - Rental operations, net – The increase in rental operations is primarily due to the ongoing efforts to control and reduce costs, including seeking county property tax assessors to lower assessed property values and increasing oversight of property managers.

The table below summarizes the rental operations, net for the three months ended March 31, ($ in thousands).

	2013	2012
Rental income	$2,791	$2,918
Operating expenses, rentals
Administration and payroll	346	392
Homeowner association fees	201	160
Receiver fees	46	73
Utilities and maintenance	275	327
Advertising and promotions	31	34
Property taxes	275	462
Other	47	93
Total operating expenses, rentals	1,221	1,541
Net operating income	1,570	1,377
Depreciation	602	572
Rental operations, net	$968	$805

Interest expense on the mortgages securing the rental properties was $551,000 and $582,000 for the three months ended March 31, 2013 and 2012, respectively.

Rental operations are comprised of residential and commercial properties.  There were 16 residential properties at March 31, 2013 with a net book value of $142,179,000, and three commercial properties with a net book value of $12,299,000.  Financial highlights are presented in the table below for the three months ended March 31, 2013, ($ in thousands).

			Net
	Rental	Operating	Operating		Earnings/
	Income	Expenses	Income	Depreciation	(Loss)
Property type
Residential
Single family	$11	$8	$3	$5	$(2)
Condominiums and Apartments	1,088	413	675	292	383
Fractured condominiums	1,449	684	765	275	490
Total residential	2,548	1,105	1,443	572	871
Commercial	243	116	127	30	97
Total rental operations	$2,791	$1,221	$1,570	$602	$968

During the first quarter of 2013 as compared to the first quarter of 2012, rental income decreased by $127,000 due to the sale of a rental property in the later part of 2012 and a reduction of rents that resulted from the renegotiation of an expired commercial lease.  Total operating expenses decreased by $320,000 (21%) with net rental operations increasing by $163,000 (20%).  With the real estate portfolio now stabilized and holding approximately at a 94% occupancy level, we continue our drive of the last three years to maintain our properties at high maintenance standards while working to reduce operating costs.  Further we continue to seek to push rents to market and possibly slightly above prevailing market averages.  We seek to provide outstanding customer service and tenant retention.

REO - Holding costs - The decrease in holding costs in the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the sale of five properties during 2012 (two properties were sold in the 1st quarter, and one in each of the other three quarters).

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for operations, lending and payments to partners.

Contractual Obligations, Commitments, and Contingencies

A summary of the contractual obligations of the partnership as of March 31, 2013 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages	$47,027	$1,197	$25,427	$20,403
Construction contracts	904	904	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$47,931	$2,101	$25,427	$20,403

The partnership has one property in San Francisco, California with a carrying value of $5,034,000 in construction with remaining construction costs of approximately $904,000.

Distributions to limited partners

The percent of limited partners electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 56% for the three months ended March 31, 2013 and 2012. In the three months ended March 31, 2013 and 2012, $566,000 and $654,000, respectively, was distributed to limited partners.  Should the full year results of operations be a net loss, these amounts distributed would therefore be a return of capital.

Withdrawals of limited partners’ capital

The partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement). In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and announced that it would not be accepting new liquidation requests until further notice. Liquidation requests of approximately $2,700,000 remained unfulfilled at March 31, 2013 and liquidations for future periods are suspended until future notice. Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner.

The partnership is unable to predict when liquidations will resume as it will depend on the ability to collect monies due from borrowers and to dispose of real estate owned, or to receive net rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market. It is anticipated liquidations will not resume in 2013.  For the foreseeable future, the partnership intends to utilize available cash flows to fund its business operations, protect its security interests in properties, make real estate loans, and maintain its real estate owned. It is anticipated liquidation payments will resume only when the partnership’s cash flows improve to levels that enable the partnership to resume lending business operations, provide consistent profitability, and the economy and the real estate and capital markets stabilize and return to normal levels of activity.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 15th day of May, 2013.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	May 15, 2013

/s/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	May 15, 2013

/s/ Michael R. Burwell
Michael R. Burwell	General Partner	May 15, 2013