Form 10-Q
period 2013-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2013-08-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES[   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
June 30, 2013 (unaudited) and December 31, 2012 (audited)
($ in thousands)

ASSETS

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$14,297	$18,943

Loans
Secured by deeds of trust
Principal balances	64,648	60,870
Advances	5,179	5,035
Accrued interest	214	182
Unsecured	100	108
Allowance for loan losses	(20,236)	(19,815)
Net loans	49,905	46,380

Real estate owned, held as investment, net	182,968	181,333

Other assets, net	1,939	1,119

Total assets	$249,109	$247,775

LIABILITIES AND CAPITAL

Liabilities
Mortgages payable	$51,719	$47,293
Accounts payable and accrued liabilities	1,826	3,162
Payable to affiliate	746	565
Total liabilities	54,291	51,020

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	194,586	196,081
General partners’ capital (deficit), net	(1,029)	(1,025)
Total partners’ capital	193,557	195,056

Non-controlling interest	1,261	1,699
Total capital	194,818	196,755

Total liabilities and capital	$249,109	$247,775

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
($ in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues, net
Interest income
Loans	$566	$423	$908	$746
Imputed interest on formation loan	97	41	190	93
Other interest income	—	—	—	1
Total interest income	663	464	1,098	840

Interest expense
Bank loan, secured	—	174	—	455
Mortgages payable	530	735	1,081	1,319
Amortization of discount on formation loan	97	41	190	93
Other interest expense	—	1	—	1
Total interest expense	627	951	1,271	1,868

Net interest income/(expense)	36	(487)	(173)	(1,028)

Late fees	2	6	5	13
Other	—	—	—	3
Total revenues/(expense), net	38	(481)	(168)	(1,012)

Provision for loan losses/(recoveries), net	(142)	139	(142)	139

Operating expenses
Mortgage servicing fees	164	178	317	358
Asset management fees	192	224	384	450
Costs from Redwood Mortgage Corp.	384	317	774	678
Professional services	107	732	557	1,063
REO
Rental operations, net	(1,131)	(605)	(2,099)	(1,410)
Holding costs	27	290	91	720
Loss/(gain) on disposal	—	(48)	—	(54)
Impairment loss	291	86	291	86
Other	25	63	29	110
Total operating expenses	59	1,237	344	2,001

Net income (loss)	$121	$(1,857)	$(370)	$(3,152)

Net income (loss)
General partners (1%)	$1	$(19)	$(4)	$(32)
Limited partners (99%)	120	(1,838)	(366)	(3,120)
	$121	$(1,857)	$(370)	$(3,152)

Net income (loss) per $1,000 invested by limited
partners for entire period
Where income is reinvested	$—	$(8)	$(2)	$(14)
Where partner receives income in monthly distributions	$—	$(9)	$(2)	$(14)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2013
(in thousands) (unaudited)

	Limited Partners
	Capital	Unallocated Syndication Costs	Formation Loan	Capital, net

Balance, December 31, 2012	$204,026	$(318)	$(7,627)	$196,081
Net income (loss)	(366)	—	—	(366)
Allocation of syndication costs	(174)	174	—	—
Withdrawals	(1,129)	—	—	(1,129)

Balance, June 30, 2013	$202,357	$(144)	$(7,627)	$194,586

	General Partners
	Capital	Unallocated Syndication Costs	Capital, net	Total Partners’ Capital

Balance, December 31, 2012	$(1,022)	$(3)	$(1,025)	$195,056
Net income (loss)	(4)	—	(4)	(370)
Allocation of syndication costs	(2)	2	—	—
Withdrawals	—	—	—	(1,129)

Balance, June 30, 2013	$(1,028)	$(1)	$(1,029)	$193,557

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
($ in thousands) (unaudited)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(370)	$(3,152)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	40	196
Imputed interest on formation loan	(190)	(93)
Amortization of discount on formation loan	190	93
Provision for loan losses	(142)	139
REO – depreciation, rental properties	1,236	1,147
REO – depreciation, other properties	11	—
REO – loss/(gain) on disposal	—	(54)
REO – impairment loss	397	86
Change in operating assets and liabilities
Accrued interest	(37)	842
Advances on loans	(276)	(265)
Allowance for loan losses-recoveries	629	21
Other assets	(760)	(893)
Accounts payable and accrued liabilities	(1,351)	(3,381)
Payable to affiliate	181	(306)
Net cash provided by (used in) operating activities	(442)	(5,620)

Cash flows from investing activities
Secured loans funded or acquired	(11,352)	(10,704)
Principal collected on secured loans	3,628	8,133
Secured loans assigned to affiliates	1,232	—
Principal collected on unsecured loans	8	—
Payments for development of REO	(1,977)	(1,326)
Proceeds from disposition of REO	1,398	25,061
Net cash provided by (used in) investing activities	(7,063)	21,164

Cash flows from financing activities
Payments on bank loan	—	(12,039)
Mortgages taken	5,000	—
Payments on mortgages	(574)	(895)
Partners’ withdrawals	(1,129)	(1,283)
Increase/(decrease) in non-controlling interest	(438)	(1,403)
Net cash provided by (used in) financing activities	2,859	(15,620)

Net increase (decrease) in cash and cash equivalents	(4,646)	(76)

Cash and cash equivalents, January 1	18,943	4,200

Cash and cash equivalents, June 30	$14,297	$4,124

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$2,685	$1,524

Cash paid for interest	$1,081	$1,774

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

The description of the limited partnership agreement contained in these financial statements provides only general information. Limited partners should refer to the limited partnership agreement for a more complete description of the provisions.

Income taxes – federal and state – are the obligation of the partners, if and when taxes apply, other than for the minimum annual California franchise tax paid by the partnership.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Formation loan

RMC financed the payment of sales commissions to broker-dealers by borrowing funds (“the formation loan”) from RMI VIII. The formation loan is non-interest bearing and is being repaid equally over an approximate ten-year period commencing the year after the close of a partnership offering. Interest has been imputed at the market rate of interest in effect in the years the offerings closed.

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
June 30, 2013 (unaudited)

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
June 30, 2013 (unaudited)

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
June 30, 2013 (unaudited)

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
June 30, 2013 (unaudited)

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

Recently issued accounting pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements. Under the guidance contained therein, certain fundamental or typical characteristics are noted that, if present, would cause an entity to be deemed an investment company. The accounting and disclosure requirements for entities deemed to be investment companies are included in ASU 2013-08. Management is in the process of determining the applicability of ASU 2013-08 to the company. If applicable, the amendments are effective for interim and annual reporting in fiscal years that begin after December 15, 2013.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $1,000 and $(19,000) for the three months and $(4,000) and $(32,000) for the six months ended June 30, 2013 and 2012, respectively.

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers were $225,830 and $105,000 for the three months and $225,830 and $107,000for the six months ended June 30, 2013 and 2012, respectively.

Other fees

Other fees totaled $6,568 and $1,040 for the three months and $10,176 and $1,355 for the six months ended June 30, 2013 and 2012, respectively.

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

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the three and six months ended June 30, ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Chargeable by RMC	$246	$268	$476	$538
Waived by RMC	(82)	(90)	(159)	(180)
Charged	$164	$178	$317	$358

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

Asset management fees for the three months ended June 30, 2013 and 2012 were $192,000 and $224,000, respectively, and for the six months ended June 30, 2013 and 2012, were $384,000 and $450,000, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses of $384,000 and $317,000, for the three months and $774,000 and $678,000, for the six months ended June 30, 2013 and 2012, respectively, were reimbursed to RMC. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

Formation loan

Formation loan transactions are presented in the following table at June 30, 2013 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(2,033)
Formation loan made, net	20,534
Repayments to date	(14,297)
Early withdrawal penalties applied	(643)
Formation loan, net	5,594
Unamortized discount on formation loan	2,033
Balance, June 30, 2013	$7,627

An estimated amount of imputed interest is recorded for the formation loan. During the three months ended June 30, 2013 and 2012, $97,000 and $41,000, respectively, was recorded related to imputed interest and for the six months ended June 30, 2013 and 2012 $190,000 and $93,000, respectively, was recorded.

RMC acts as the broker in originating mortgage loans for RMI VIII. The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loans. RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, which loan was paid in full in September 2012. The amended loan and forbearance agreements were the result of a technical (i.e. not a payment default) covenant default under the original loan. As a result, RMC was deprived of the opportunity to receive brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years. During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement. RMC believes it would have had a reasonable argument that the annual formation loan payments should be suspended until such time as lending by RMI VIII was permitted to resume and brokerage commissions could be earned, but RMC elected not to make such a proposal and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of June 30, 2013, approximately 47% of the partnership’s loans (representing 57% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

As of June 30, 2013, approximately 39% of the loans outstanding (representing 75% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of June 30, 2013, the partnership had no construction loans outstanding.

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of June 30, 2013, there was one such loan; however, the borrower is in default negating any funding obligation.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30, ($ in thousands).

	2013	2012
Principal, January 1	$60,870	$73,386
Loans funded or acquired	11,352	10,604
Principal collected	(3,628)	(8,115)
Loans assigned to affiliates	(1,232)	—
Foreclosures	(2,714)	(3,728)
Principal, June 30	$64,648	$72,147

During the six months ended June 30, 2013 and 2012, the partnership renewed two loans, respectively, with a remaining aggregate principal of approximately $351,000 and $383,000, at June 30, 2013 and 2012, respectively, not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2013	2012
Number of secured loans	36	39
Secured loans – principal	$64,648	$60,870
Secured loans – lowest interest rate (fixed)	3.00%	3.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,796	$1,561
Average principal as percent of total principal	2.78%	2.56%
Average principal as percent of partners’ capital	0.93%	0.80%
Average principal as percent of total assets	0.72%	0.63%

Largest secured loan – principal	$16,697	$16,697
Largest principal as percent of total principal	25.83%	27.43%
Largest principal as percent of partners’ capital	8.63%	8.56%
Largest principal as percent of total assets	6.70%	6.74%

Smallest secured loan – principal	$87	$87
Smallest principal as percent of total principal	0.13%	0.14%
Smallest principal as percent of partners’ capital	0.04%	0.04%
Smallest principal as percent of total assets	0.03%	0.04%

Number of counties where security is located (all California)	19	19
Largest percentage of principal in one county	51.61%	46.18%

Number of secured loans in foreclosure status	5	6
Secured loans in foreclosure – principal	$17,399	$1,910

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2013, the partnership’s largest loan, in the unpaid principal balance of $16,697,000 (representing 25.83% of outstanding secured loans and 6.70% of partnership assets) has an interest rate of 10.00% and is secured by eight units in a condominium complex located in San Francisco County, California. This loan matured February 1, 2011. The partnership has been working with the borrower regarding the disposition of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	June 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	8	$33,362	52%	6	$28,115	46%
San Francisco Bay Area(1)	10	22,584	35	16	25,688	42
Northern California(1)	6	3,083	5	6	3,110	5
Southern California	12	5,619	8	11	3,957	7
Total secured loans	36	$64,648	100%	39	$60,870	100%

(1)	Excludes line(s) above

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	June 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	16	$34,581	54%	17	$33,785	56%
Second trust deeds	19	29,774	46	21	26,789	44
Third trust deeds	1	293	—	1	296	—
Total secured loans	36	64,648	100%	39	60,870	100%
Liens due other lenders at loan closing		92,680			80,875

Total debt		$157,328			$141,745

Appraised property value at loan closing		$224,955			$199,392

Percent of total debt to appraised
values (LTV) at loan closing(2)		69.94%			71.10%

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	28	$46,298	71%	31	$46,295	76%
Multi-family	2	2,556	4	2	2,557	4
Commercial	5	15,258	24	5	11,479	19
Land	1	536	1	1	539	1
Total secured loans	36	$64,648	100%	39	$60,870	100%

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of June 30, 2013 and December 31, 2012, $35,540,000 and $36,855,000, respectively, of the partnership’s loans were secured by condominium properties.

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at June 30, 2013	Loans	Principal	Percent
2013	5	$933	1%
2014	4	8,448	13
2015	8	14,002	22
2016	3	4,081	6
2017	4	1,398	2
Thereafter	1	237	1
Total future maturities	25	29,099	45
Matured at June 30, 2013	11	35,549	55
Total secured loans	36	$64,648	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

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

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes two loans with a remaining aggregate principal of $351,000 which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2013	2012
Number of loans (3) (4)	11	14
Principal	$35,549	$36,486
Advances	5,127	5,014
Accrued interest	60	61
Loan balance	$40,736	$41,561
Percent of principal	55%	60%

(3)	The secured loans past maturity include 10 and 12 loans as of June 30, 2013 and December 31, 2012, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include 10 loans as of June 30, 2013 and December 31, 2012, respectively, also included in the secured loans delinquency.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	June 30,	December 31,
	2013	2012
Past due
30-89 days	$1,043	$783
90-179 days	237	2,062
180 or more days	18,720	19,033
Total past due	20,000	21,878
Current	44,648	38,992
Total secured loans	$64,648	$60,870

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency (continued)

At June 30, 2013, the partnership had seven workout agreements in effect with an aggregate principal of $20,731,000. Of the seven borrowers, four, with an aggregate principal of $2,953,000 had made all required payments under the workout agreements and the loans were included in the above table as current. All of the loans with a workout agreement in effect were designated impaired.

At December 31, 2012, the partnership had six workout agreements in effect with an aggregate principal of $20,081,000. Of the six borrowers, four, with an aggregate principal of $2,967,000 had made all required payments under the workout agreements and the loans were included in the above table as current. All of the loans with a workout agreement in effect were designated impaired.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the six months ended June 30, 2013 and 2012 was $0. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at June 30, 2013 and December 31, 2012 was $5,000 and $14,000, respectively.

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2013	2012
Secured loans in nonaccrual status
Number of loans	14	18
Principal	$36,104	$43,352
Advances	5,123	5,028
Accrued interest	8	11
Loan balance	$41,235	$48,391
Foregone interest	$1,170	$3,255

At June 30, 2013 there were no loans and at December 31, 2012, there was one loan with a loan balance of $99,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired Loans

Impaired loans had the balances shown and the associated specific reserve for loan losses presented in the following table ($ in thousands).

	June 30,	December 31,
	2013	2012
Principal	$43,454	$45,964
Recorded investment(5)	$48,646	$51,054
Impaired loans without a specific reserve	$6,357	$9,611
Impaired loans with a specific reserve	$42,289	$41,443
Specific reserves for loan losses, impaired loans	$19,971	$19,560

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Impaired Loans (continued)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	June 30,	December 31,
	2013	2012
Average recorded investment	$49,102	$66,898
Interest income recognized	$89	$195
Interest income received in cash	$215	$612

Modifications and troubled debt restructurings

During the six months ended June 30, 2013 the partnership had not modified any loans and the six modified loans with an aggregate principal of $22,702,000 as of December 31, 2012 were in effect.

During the six months ended June 30, 2013 the partnership entered into a forbearance agreement which qualified as a troubled debt restructuring under GAAP resulting in no losses being recorded.

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the six months ended June 30 ($ in thousands).

	2013	2012
Balance, January 1	$19,815	$22,035

Provision for loan losses	(142)	139

Charge-offs, net
Charge-offs	(66)	(2,414)
Recoveries	629	21
Charge-offs, net	563	(2,393)

Balance, June 30	$20,236	$19,781

Specific reserves	$19,971	$19,260
General reserves	265	521

Balance, June 30	$20,236	$19,781

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	(0.92)%	3.42%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$19,971	71%	$19,255	76%
Multi-family	50	4	60	4
Commercial	205	24	490	19
Land	10	1	10	1
Total for secured loans	$20,236	100%	$19,815	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$20,236	100%	$19,815	100%

NOTE 5 – REAL ESTATE OWNED (REO)

For REO, held as investment, the activity in net book value (NBV) including changes in the impairment reserves are summarized in the following table for the six months ended June 30 ($ in thousands).

	NBV		Accumulated Depreciation
	2013	2012	2013	2012
Balance, January 1	$181,333	$161,402	$5,926	$3,594
Acquisitions	2,700	1,649	—	—
Dispositions	(1,398)	7	—	(7)
Improvements/betterments	1,977	1,045	—	—
Designated from REO held for sale	—	8,250	—	—
Changes in net realizable values	(397)	—	—	—
Depreciation	(1,247)	(1,147)	1,247	1,147
Balance, June 30	$182,968	$171,206	$7,173	$4,734

During 2013, the partnership’s REO transactions have been the following.

-
Acquired through foreclosure a commercial office property located in Contra Costa County. The recorded investment was approximately $1,500,000. The partnership placed its interest in the title to the property in a single asset entity named San Pablo Dam Road Property Company, LLC. Upon completion of rehabilitation work, the property will be rented.

-
Acquired through foreclosure a multi-family complex located in Solano County. The recorded investment was approximately $1,000,000. The partnership placed its interest in the title to the property in a single asset entity named Willow Street Property Company, LLC. Upon completion of rehabilitation work, the property will be rented.

-	Sold a tenant-in-common unit located in San Francisco County. The unit sold for approximately its carrying value after taking into account any previously recorded valuation reserve.

See the tables below for further details.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	June 30, 2013		December 31, 2012
	Properties	NBV	Properties	NBV
Property type
Rental	21	157,074	19	154,566
Development	3	19,361	3	20,223
Long-term hold	3	6,533	3	6,544
Total REO, held as investment, net	27	$182,968	25	$181,333

Rental properties include single-family residences (1-4 units), multi-family buildings, wholly-owned condominium complexes, fractured condominium complexes and commercial property.

Development properties consist of the following three properties at June 30, 2013 and December 31, 2012:

-	A property under construction consisting of two condominium units, with a carrying value of $5,431,000 and cost to complete of approximately $538,000.

-
A property consisting of six remaining (of 13 original) tenants-in-common units, with a book value of approximately $4,870,000 and cost to complete of approximately $550,000. In April 2013 one of the units was sold at its carrying value.

-	A property located in Los Angeles County, presently zoned and entitled as commercial, being developed and re-entitled to residential.

Long-term holds consist of the following three properties at June 30, 2013 and December 31, 2012:

-	Approximately 12 acres located in Stanislaus County zoned commercial.

-	Approximately 13 acres located in Marin County, presently zoned residential.

-	A partially completed home subdivision located in Fresno County. The property has minor rental operations of five single-family residences.

REO, held as investment, summarized by geographic area is presented in the following table, ($ in thousands).

	June 30, 2013				December 31, 2012
	Non-Rental		Rental		Non-Rental		Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco	2	$10,300	5	$18,689	2	$11,398	5	$17,962
San Francisco Bay Area(1)	1	1,210	9	25,066	1	1,210	7	22,553
Northern California(1)	2	5,323	5	45,259	2	5,335	5	45,480
Southern California	1	9,061	2	68,060	1	8,824	2	68,571
Total REO Held as investment	6	$25,894	21	$157,074	6	$26,767	19	$154,566

(1)  Excluding line(s) above.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Rental properties summarized by property type is presented in the following table ($ in thousands).

	June 30, 2013			December 31, 2012
Property type	Units	Properties	NBV	Units	Properties	NBV
Residential
Single family
1-4 Units	1	1	$1,504	1	1	$1,592
Condominiums(2)	220	4	68,102	220	4	68,447
Fractured Condominiums(3)	440	10	72,150	440	10	72,292
Multi-family	8	1	376	8	1	376
Commercial	14	5	14,942	3	3	11,859
Total rental properties	683	21	$157,074	672	19	$154,566

(2)          Includes units in condominium complexes wholly-owned by the partnership.
(3)          Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three and six months ended June 30 ($ in thousands).

	Three month ended June 30,		Six month ended June 30,
	2013	2012	2013	2012
Rental income	$3,122	$2,874	$5,913	$5,792
Operating expenses
Administration and payroll	409	366	755	758
Homeowner association fees	205	220	406	380
Receiver fees	14	91	60	164
Utilities and maintenance	303	322	578	649
Advertising and promotions	28	24	59	58
Property taxes	320	580	595	1,042
Other	78	91	125	184
Total operating expenses	1,357	1,694	2,578	3,235
Net operating income	1,765	1,180	3,335	2,557
Depreciation	634	575	1,236	1,147
Rental operations, net	$1,131	$605	$2,099	$1,410

Interest expense on the mortgages securing the rental properties was $530,000 and $733,000 for the three months ended June 30, 2013 and 2012, respectively, and $1,081,000 and $1,315,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6 – MORTGAGES PAYABLE

Mortgages payable transactions are summarized in the following table for the six months ended June 30, ($ in thousands).

	2013	2012
Principal, January 1	$47,293	$43,681
New mortgages taken	5,000	—
Principal repaid	(574)	(895)
Principal, June 30	$51,719	$42,786

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 6 – MORTGAGES PAYABLE (continued)

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	June 30,	December 31,
Lender – summary of terms	2013	2012
NorthMarq Capital – Secured by a condominium complex,	$18,390	$18,607
located in Los Angeles County, matures July 1, 2015,
interest rate (2.92%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $119,987
East West Bank – Secured by a fractured condominium project	13,484	13,578
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
Business Partners – Secured by a commercial property located	6,913	7,100
in San Francisco County, matures May 1, 2015,
interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%),
monthly payment(1)(2) $78,802
Chase Bank – Secured by a condominium complex	5,086	5,136
located in Contra Costa County, matures September 1, 2042,
interest rate variable (fixed until September 1, 2017 at 3.52%), monthly payment $23,228
CapitalSource – Secured by a condominium complex,	5,000	—
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment $26,254
First National Bank of Northern California – Secured by eight	2,164	2,179
condominium units located in San Francisco County, matures
November 1, 2016,
interest rate varies monthly (greater of Prime plus 2.35% or 5.70%), monthly payment(2) $12,856
Wells Fargo Bank – Secured by a condominium unit located in	359	365
San Francisco County, matures October 1, 2032,
interest rate (2.88%) varies annually (LIBOR plus 2.75%),
monthly payment $2,014
Wells Fargo Bank – Secured by a condominium unit located in	323	328
San Francisco County, matures September 15, 2032,
interest rate (4.60%) varies annually (bank rate plus 3.10%), monthly payment $2,174
Total mortgages payable	$51,719	$47,293

(1)      Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)      Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

NOTE 6 – MORTGAGES PAYABLE (continued)

Future minimum payments of principal at June 30, 2013 are presented in the following table ($ in thousands).

2013	$650
2014	1,365
2015	24,523
2016	2,584
2017	13,004
Thereafter	9,593
Total	$51,719

In June 2013, the partnership obtained a mortgage loan of $5,000,000 from Capital Source Bank, secured by a fractured condominium complex in Los Angeles County.

NOTE 7 – FAIR VALUE

The company does not record its loans at fair value on a recurring basis. Impaired loans with a specific reserve are measured at fair value on a non-recurring basis. At June 30, 2013 and December 31, 2012 the fair value of the loans without a specific reserve was determined to be equivalent to their book value.

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis are presented in the following table as of June 30, 2013 and December 31, 2012 ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans with specific reserve, net	$—	$22,318	$—	$22,318
REO held as investment(1)	$—	$4,870	$—	$4,870

December 31, 2012
Impaired loans with specific reserve, net	$—	$21,883	$—	$21,883
REO held as investment(1)	$—	$—	$15,259	$15,259

(1)	Includes REO with an adjustment to its valuation reserve within the year noted.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the partnership entered into a tentative agreement with a borrower to settle matters under dispute regarding the disposition of the remaining loan collateral. This agreement will constitute a full and final settlement of matters outstanding between the partnership and the borrower.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimated costs to complete certain property developments, additional foreclosures in 2013, expectations regarding the level of loan delinquencies, plans to develop certain properties, expectations as to when liquidations will resume, and the use of excess cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Current Economic Conditions

In the Federal Reserve’s “Beige Book” of July 17th the 12th District (the Western states) summary stated: “Economic activity in the Twelfth District expanded at a modest pace during the reporting period of late May through early July. Price inflation was minimal for most final goods and services …” The summary later stated: “Demand for housing strengthened and commercial real estate activity trended up further.”

RMI VIII’s’s lending markets continue to recover and in a few sub-markets have recovered to pre-crisis conditions, as indicated in the publications noted below:
1.
The July 11th “FedViews” published by the Reserve Bank of San Francisco (“SF Fed”):  “Housing and real estate activity remain strong. The National Association of Realtors Pending Home Sales Index rose 6.7% in May, far above expectations. Housing prices have also increased markedly, with the seasonally adjusted CoreLogic national Home Price Index increasing 1.1% from the previous month. Over the past year, this is index is up about 12%.”

2.
The May 2013 “12th District Real Estate Conditions” published by the SF Fed: “12th District real estate (RE) markets are in the expansion phase of the RE cycle with different sectors at different stages of expansion.” Later in the same publication: “The multi-housing sector remained the strongest performer in 2012 but in the second half of the year average scores fell slightly for both the Nation and the District. Multi-housing is now in the latter part of the expansion cycle phase of the real estate cycle. The slowdown is due to higher forecast vacancy rates, as well as more recent and forecast supply. Rents however, will continue to increase, although at a slower pace, given historically low vacancy rates. Despite this slowdown, the District is forecast to significantly outperform the rest of the Nation, due to historically higher population and employment growth. The Bay Area takes the top two spots in the national multi-housing ranking. Employment growth has been stronger in technology sectors and the Bay Area.”

The resurgent economy in the western US, and particularly in the real estate sector in RMI VIII’s lending markets, provides favorable and stable lending conditions and improved conditions for the marketing and sale of REO assets.

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

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended June 30, 2013 versus 2012		Changes during the six months ended June 30, 2013 versus 2012
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$143	34%	$162	22%
Imputed interest on formation loan	56	137	97	104
Other interest income	—	—	(1)	(100)
Total interest income	199	43	258	31

Interest expense
Bank loan, secured	(174)	(100)	(455)	(100)
Mortgages payable	(205)	(28)	(238)	(18)
Amortization of discount on formation loan	56	137	97	104
Other interest expense	(1)	(100)	(1)	(100)
Total interest expense	(324)	(34)	(597)	(32)

Net interest income/(expense)	523	(107)	855	(83)

Late fees	(4)	(67)	(8)	(62)
Other	—	—	3	(100)
Total revenues, net	519	(108)	844	(83)

Provision for loan losses/(recoveries), net	(281)	(202)	(281)	(202)

Operating expenses
Mortgage servicing fees	(14)	(8)	(41)	(11)
Asset management fees	(32)	(14)	(66)	(15)
Costs from RMC	67	21	96	14
Professional services	(625)	(85)	(506)	(48)
REO
Rental operations, net	(526)	87	(689)	49
Holding costs	(263)	(91)	(629)	(87)
Loss/(gain) on disposal	48	(100)	54	(100)
Impairment loss	205	238	205	238
Other	(38)	(60)	(81)	(74)
Total operating expenses, net	(1,178)	(95)	(1,657)	(83)

Net income (loss)	$1,978	(107)%	$2,782	(88)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Revenue – Interest income - Loans

The interest on loans increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to an increase in the effective yield rates offset by a decrease in the average secured loan portfolio balance. The effective yield rates increased due to the recovery in June 2013 of previously foregone interest related to a rise in property value on the collateral of a foreclosed property, rising property values on collateral which allowed some loans to be re-designated to accrual status and the funding of new loans. At June 30, 2013 the percent of non-accrual loans in the loan portfolio was 56% compared to 78% at June 30, 2012. The table below recaps the three and six month averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Three Months Ended June 30,	Balance	Income	Rate	Rate
2013	$66,055	$566	3.43%	7.09%
2012	$67,889	$423	2.49%	8.06%

Six Months Ended June 30,
2013	$64,010	$908	2.84%	6.97%
2012	$69,944	$746	2.13%	8.12%

Revenue – Interest expense

Bank loan, secured – The bank loan was paid off in September 2012.

Mortgages payable – In June 2013, the partnership obtained a mortgage loan of $5,000,000 from Capital Source Bank, secured by a multi-family complex. The table below recaps the three and six month averages and interest expense ($ in thousands).

	Average		Weighted
	Mortgage		Average
	Payable	Interest	Interest
Three Months Ended June 30,	Balance	Expense	Rate
2013	$49,373	530%	4.39%
2012	$42,898	735%	5.11%

Six Months Ended June 30,
2013	$49,506	1,081%	4.41%
2012	$43,159	1,319%	5.18%

Provision for Losses (Recoveries), net on Loans/Allowance for Loan Losses

The provision for losses (recoveries), net on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter. During the six months ended June 30, 2013, the partnership has recovered cash via three separate settlements with former borrowers, $120,000, $471,000 and $38,000.

See Notes 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

Mortgage servicing fees - The decrease for the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to the reduction in the average loan balance (see the table in Revenue – Interest income - Loans).

Asset management fees - The decrease for the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to the reduction in the total assets under management from $253,032,000 at June 30, 2012 to $249,109,000 at June 30, 2013.

Costs from RMC - The increase in costs from RMC for three and six months ended June 30, 2013 compared to the same periods in 2012 was due to reimbursement of qualifying charges permitted in the partnership agreement.

Professional services - The decrease in professional services for the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to fees for auditing and tax services decreasing approximately $330,000 for the three month period and $353,000 for the six month period. Legal fees decreased for the three month period by approximately $224,000 and $11,000 for the six month period. Consultants’ fees decreased by approximately $63,000 for the three month period and $106,000 for the six month period.

REO - Rental operations, net – The increase in rental operations for the three and six month periods ending June 30, 2013 compared to the same periods in 2012 was due to the ongoing efforts to increase rental income and reduce operating expenses.

-
Rental income – residential rental occupancy and lease rates – Of the 9 properties with 10 or more units (92% of the total units) occupancy was 94% for the three and six months ended June 30, 2013 compared to 96% for the same periods in 2012. The partnership continues to increase rents in the generally rising rental market which creates slightly higher vacancy as units turn over. Gross rents despite higher vacancy have increased as the rental rate increased more than offsetting the lower occupancy rates.

-
Rental income – commercial rental occupancy and lease rates – For the three and six month periods ended June 30, 2013 compared to the same periods in 2012, all properties have been leased with the exception of the one newly acquired property. All of the leases are at market rates with scheduled annual rent increases.

-
Operating expenses – residential – Decreases happened in certain expenses for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. Receiver fee decreased due to the removal of the receivers from all properties as of June 30, 2013. Utilities and maintenance decreased due to implementing enhanced approval procedures with the various property managers.

-	Operating expenses – commercial – No major differences to report for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 as they are similar in totals.

The table below summarizes the rental operations, net for the three and six months ended June 30, ($ in thousands).

	Three month ended June 30,		Six month ended June 30,
	2013	2012	2013	2012
Rental income	$3,122	$2,874	$5,913	$5,792
Operating expenses
Administration and payroll	409	366	755	758
Homeowner association fees	205	220	406	380
Receiver fees	14	91	60	164
Utilities and maintenance	303	322	578	649
Advertising and promotions	28	24	59	58
Property taxes	320	580	595	1,042
Other	78	91	125	184
Total operating expenses	1,357	1,694	2,578	3,235
Net operating income	1,765	1,180	3,335	2,557
Depreciation	634	575	1,236	1,147
Rental operations, net	$1,131	$605	$2,099	$1,410

Interest expense on the mortgages securing the rental properties was $530,000 and $733,000 for the three months ended June 30, 2013 and 2012, respectively, and $1,081,000 and $1,315,000 for the six months ended June 30, 2013 and 2012, respectively.

Rental operations are comprised of residential and commercial properties. There were 16 residential properties at June 30, 2013 with a net book value of $142,132,000, and five commercial properties with a net book value of $14,942,000. Financial highlights are presented in the tables below for the three and six months ended June 30, 2013, ($ in thousands).

Three Months Ended June 30, 2013			Net
	Rental	Operating	Operating		Earnings/
	Income	Expenses	Income	Depreciation	(Loss)
Property type
Residential
Single family
1-4 Units	$13	$14	$(1)	$4	$(5)
Condominiums	1,126	439	687	320	367
Fractured condominiums	1,618	713	905	278	627
Multi-family	18	10	8	1	7
Total residential	2,775	1,176	1,599	603	996
Commercial	347	181	166	31	135
Total rental operations	$3,122	$1,357	$1,765	$634	$1,131

Six Months Ended June 30, 2013

Property type
Residential
Single family
1-4 Units	$24	$22	$2	$9	$(7)
Condominiums	2,206	846	1,360	611	749
Fractured condominiums	3,067	1,397	1,670	553	1,117
Multi-family	26	16	10	2	8
Total residential	5,323	2,281	3,042	1,175	1,867
Commercial	590	297	293	61	232
Total rental operations	$5,913	$2,578	$3,335	$1,236	$2,099

REO - Holding costs - The decrease in holding costs in the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to the sale of five properties during 2012 (two properties were sold in the 1st quarter, and one in each of the other three quarters).

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for operations, lending and payments to partners.

Contractual Obligations, Commitments, and Contingencies

A summary of the contractual obligations of the partnership as of June 30, 2013 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages payable	$51,719	$1,324	$25,480	$24,915
Construction contracts	538	538	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$52,257	$1,862	$25,480	$24,915

The partnership has one property in San Francisco, California with a carrying value of $5,431,000 in construction with remaining construction costs of approximately $538,000.

Distributions to limited partners

The percent of limited partners electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 56% and 56%, respectively, for the six months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, $563,000 and $629,000, respectively, was distributed to limited partners. For the six months ended June 30, 2013 and 2012, $1,129,000 and $1,283,000, respectively, was distributed to limited partners. Should the full year results of operations be a net loss, these amounts distributed would therefore be a return of capital.

Withdrawals of limited partners’ capital

The partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement). In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and announced that it would not be accepting new liquidation requests until further notice. Liquidation requests of approximately $2,700,000 remained unfulfilled at June 30, 2013 and liquidations for future periods are suspended until future notice. Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 14th day of August, 2013.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	August 14, 2013

/s/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	August 14, 2013

/s/ Michael R. Burwell
Michael R. Burwell	General Partner	August 14, 2013