Form 10-Q
period 2013-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2013-11-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
September 30, 2013 (unaudited) and December 31, 2012 (audited)
($ in thousands)

ASSETS

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$14,539	$18,943

Loans
Secured by deeds of trust
Principal balances	49,307	60,870
Advances	766	5,035
Accrued interest	228	182
Unsecured	148	108
Allowance for loan losses	(9,917)	(19,815)
Net loans	40,532	46,380

Real estate owned
Held for sale, net	18,481	—
Held as investment, net	169,146	181,333

Receivable from affiliate	9	—

Other assets, including receivables from guarantors
of secured loans of $3,951 at September 30, 2013	5,633	1,119

Total assets	$248,340	$247,775

LIABILITIES AND CAPITAL

Liabilities
Mortgages payable	$51,411	$47,293
Accounts payable and accrued liabilities	1,780	3,162
Payable to affiliate	300	565
Total liabilities	53,491	51,020

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	194,614	196,081
General partners’ capital (deficit), net	(1,023)	(1,025)
Total partners’ capital	193,591	195,056

Non-controlling interest	1,258	1,699
Total capital	194,849	196,755

Total liabilities and capital	$248,340	$247,775

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
($ in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues, net
Interest income
Loans	$580	$348	$1,488	$1,094
Imputed interest on formation loan	99	114	289	207
Other interest income	—	—	—	1
Total interest income	679	462	1,777	1,302

Interest expense
Bank loan, secured	—	107	—	562
Mortgages payable	593	528	1,674	1,847
Amortization of discount on formation loan	99	114	289	207
Other interest expense	—	1	—	1
Total interest expense	692	750	1,963	2,617

Net interest income/(expense)	(13)	(288)	(186)	(1,315)

Late fees	3	1	8	14
Other	457	131	693	721
Total revenues/(expense), net	447	(156)	515	(580)

Provision for loan losses/(recoveries), net	—	—	(142)	139

Operating expenses
Mortgage servicing fees	146	182	463	540
Asset management fees	190	195	574	645
Costs from Redwood Mortgage Corp.	386	318	1,160	996
Professional services	155	444	712	1,507
REO
Rental operations, net	(1,051)	(627)	(2,914)	(1,450)
Holding costs	17	141	108	861
Loss/(gain) on disposal	—	19	—	(35)
Impairment loss	—	380	291	466
Other	10	21	39	131
Total operating expenses	(147)	1,073	433	3,661

Net income (loss)	$594	$(1,229)	$224	$(4,380)

Net income (loss)
General partners (1%)	$6	$(12)	$2	$(44)
Limited partners (99%)	588	(1,217)	222	(4,336)
	$594	$(1,229)	$224	$(4,380)

Net income (loss) per $1,000 invested by limited
partners for entire period
Where income is reinvested	$3	$(5)	$1	$(19)
Where partner receives income in monthly
distributions	$3	$(5)	$1	$(19)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2013
(in thousands) (unaudited)

	Limited Partners
	Capital	Unallocated Syndication Costs	Formation Loan	Capital, net

Balance, December 31, 2012	$204,026	$(318)	$(7,627)	$196,081
Net income (loss)	222	—	—	222
Allocation of syndication costs	(262)	262	—	—
Withdrawals	(1,689)	—	—	(1,689)

Balance, September 30, 2013	$202,297	$(56)	$(7,627)	$194,614

	General Partners
	Capital	Unallocated Syndication Costs	Capital, net	Total Partners’ Capital

Balance, December 31, 2012	$(1,022)	$(3)	$(1,025)	$195,056
Net income (loss)	2	—	2	224
Allocation of syndication costs	(2)	2	—	—
Withdrawals	—	—	—	(1,689)

Balance, September 30, 2013	$(1,022)	$(1)	$(1,023)	$193,591

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
($ in thousands) (unaudited)

	2013	2012
Cash flows from operating activities
Net income (loss)	$224	$(4,380)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	64	283
Imputed interest on formation loan	(289)	(207)
Amortization of discount on formation loan	289	207
Provision for loan losses	(142)	139
REO – depreciation, rental properties	1,852	1,731
REO – depreciation, other properties	16	—
REO – loss/(gain) on disposal	—	(35)
REO – impairment loss	397	466
Change in operating assets and liabilities
Accrued interest	(51)	858
Advances on loans	1,954	(463)
Allowance for loan losses-recoveries, net of receivables	1,177	21
Receivable from affiliates	(137)	—
Other assets	(1,067)	(1,019)
Accounts payable and accrued liabilities	(1,397)	(2,533)
Payable to affiliate	(265)	(217)
Net cash provided by (used in) operating activities	2,625	(5,149)

Cash flows from investing activities
Secured loans funded or acquired	(16,638)	(10,706)
Principal collected on secured loans	7,119	7,926
Secured loans assigned to affiliates	2,107	—
Unsecured loans	(40)	—
Payments for development of REO	(2,963)	—
Proceeds from disposition of REO	1,398	25,182
Net cash provided by (used in) investing activities	(9,017)	20,243

Cash flows from financing activities
Payments on bank loan	—	(16,789)
Mortgages taken	5,000	5,160
Payments on mortgages	(882)	(1,267)
Partners’ withdrawals	(1,689)	(1,857)
Increase/(decrease) in non-controlling interest	(441)	(1,418)
Net cash provided by (used in) financing activities	1,988	(16,171)

Net increase (decrease) in cash and cash equivalents	(4,404)	(1,077)

Cash and cash equivalents, January 1	18,943	4,200

Cash and cash equivalents, September 30	$14,539	$3,123

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$6,979	$1,524

Cash paid for interest	$1,674	$2,409

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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
September 30, 2013 (unaudited)

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
September 30, 2013 (unaudited)

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

The fair value of the collateral is reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the net realizable value (fair value of the collateral less the cost to sell), net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest. This computation is done for each loan (whether performing or designated impaired), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral at sale is the price that would be received (i.e. the exit price) in an orderly transaction in the principal or most advantageous market under current market conditions and is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.

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
September 30, 2013 (unaudited)

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
September 30, 2013 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated net realizable value of the related collateral net of any senior loans and other claims.

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

Real estate owned (REO) held for sale

REO, held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO, held for sale is recorded at acquisition at the lower of the amount owning per the note, plus any senior indebtedness, or at the property’s net realizable value. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO, held for sale is analyzed periodically for changes in net realizable values and any subsequent write down is charged to operating expenses. Any recovery in the net realizable value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are recorded as an operating expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate owned (REO), held as investment, net

REO, held as investment, net includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. REO, held as investment, net, is recorded at acquisition at the lower of the amount owning per the note, plus any senior indebtedness, or at the property’s estimated net realizable value. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated net realizable value.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $6,000 and $(12,000) for the three months and $2,000 and $(44,000) for the nine months ended September 30, 2013 and 2012, respectively.

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

Brokerage commissions, loan originations

Loan brokerage commissions paid by the borrowers were $89,000 and $0 for the three months and $315,000 and $107,000 for the nine months ended September 30, 2013 and 2012, respectively.

Other fees

Other fees totaled $5,876 and $150 for the three months and $16,052 and $1,505 for the nine months ended September 30, 2013 and 2012, respectively.

The following commissions and fees are paid by the partnership to RMC.

Mortgage servicing fees

RMC may earn mortgage servicing fees from RMI VIII of up to 1.5% annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, RMC charged one percent annually, and at times waived additional amounts to improve the partnership’s earnings. Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Mortgage servicing fees (continued)

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the three and nine months ended September 30, ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Chargeable by RMC	$219	$272	$695	$810
Waived by RMC	(73)	(90)	(232)	(270)
Charged	$146	$182	$463	$540

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

Asset management fees for the three months ended September 30, 2013 and 2012 were $190,000 and $195,000, respectively, and for the nine months ended September 30, 2013 and 2012, were $574,000 and $645,000, respectively. No asset management fees were waived during any period reported.

Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses of $386,000 and $318,000, for the three months and $1,160,000 and $996,000, for the nine months ended September 30, 2013 and 2012, respectively, were reimbursed to RMC. To the extent some operating expenses incurred on behalf of RMI VIII were not charged by RMC, the financial position and results of operations for the partnership would be different.

Formation loan

Formation loan transactions are presented in the following table at September 30, 2013 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,934)
Formation loan made, net	20,633
Repayments to date	(14,297)
Early withdrawal penalties applied	(643)
Formation loan, net	5,693
Unamortized discount on formation loan	1,934
Balance, September 30, 2013	$7,627

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

An estimated amount of imputed interest is recorded for the formation loan. During the three months ended September 30, 2013 and 2012, $99,000 and $114,000, respectively, was recorded related to imputed interest and for the nine months ended September 30, 2013 and 2012, $289,000 and $207,000, respectively, was recorded.

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

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of September 30, 2013, approximately 45% of the partnership’s loans (representing 48% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

As of September 30, 2013, approximately 33% of the loans outstanding (representing 60% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of September 30, 2013, the partnership had no construction loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of September 30, 2013, the partnership had no rehabilitation loans outstanding.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30, ($ in thousands).

	2013	2012
Principal, January 1	$60,870	$73,386
Loans funded or acquired	16,638	10,606
Principal collected	(7,119)	(7,899)
Loans assigned to affiliates	(2,107)	—
Foreclosures	(18,975)	(3,728)
Principal, September 30	$49,307	$72,365

During the nine months ended September 30, 2013 and 2012, the partnership renewed two loans, respectively, with a remaining aggregate principal of approximately $350,000 and $383,000, at September 30, 2013 and 2012, respectively, not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2013	2012
Number of secured loans	33	39
Secured loans – principal	$49,307	$60,870
Secured loans – lowest interest rate (fixed)	3.00%	3.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,494	$1,561
Average principal as percent of total principal	3.03%	2.56%
Average principal as percent of partners’ capital	0.77%	0.80%
Average principal as percent of total assets	0.60%	0.63%

Largest secured loan – principal	$16,312	$16,697
Largest principal as percent of total principal	33.08%	27.43%
Largest principal as percent of partners’ capital	8.43%	8.56%
Largest principal as percent of total assets	6.57%	6.74%

Smallest secured loan – principal	$86	$87
Smallest principal as percent of total principal	0.18%	0.14%
Smallest principal as percent of partners’ capital	0.04%	0.04%
Smallest principal as percent of total assets	0.03%	0.04%

Number of counties where security is located (all California)	17	19
Largest percentage of principal in one county	42.21%	46.18%

Number of secured loans in foreclosure status	5	6
Secured loans in foreclosure – principal	$17,245	$1,910

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2013, the partnership’s largest loan, in the unpaid principal balance of $16,312,000 (representing 33.08% of outstanding secured loans and 6.57% of partnership assets) has an interest rate of 5.00% and is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress of the receiver.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Distribution of loans within California

Secured loans are distributed within California as summarized in the following table ($ in thousands).

	September 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco	8	$20,815	42%	6	$28,115	46%
San Francisco Bay Area(1)	9	22,048	45	16	25,688	42
Northern California(1)	6	3,064	6	6	3,110	5
Southern California	10	3,380	7	11	3,957	7
Total secured loans	33	$49,307	100%	39	$60,870	100%

(1)	Excludes line(s) above

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	September 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	15	$34,107	69%	17	$33,785	56%
Second trust deeds	17	14,909	30	21	26,789	44
Third trust deeds	1	291	1	1	296	—
Total secured loans	33	49,307	100%	39	60,870	100%
Liens due other lenders at loan closing		52,849			80,875

Total debt		$102,156			$141,745

Appraised property value at loan closing		$150,883			$199,392

Percent of total debt to appraised
values (LTV) at loan closing(2)		67.71%			71.10%

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

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2013			December 31, 2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	26	$32,526	66%	31	$46,295	76%
Multi-family	—	—	—	2	2,557	4
Commercial	6	16,247	33	5	11,479	19
Land	1	534	1	1	539	1
Total secured loans	33	$49,307	100%	39	$60,870	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Property type (continued)

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of September 30, 2013 and December 31, 2012, $18,798,000 and $36,855,000, respectively, of the partnership’s loans were secured by condominium properties.

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

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at September 30, 2013	Loans	Principal	Percent
2013	1	$96	0%
2014	6	11,914	24
2015	8	12,839	26
2016	3	4,012	8
2017	4	1,394	3
Thereafter	1	237	1
Total future maturities	23	30,492	62
Matured at September 30, 2013	10	18,815	38
Total secured loans	33	$49,307	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes two loans with a remaining aggregate principal of $350,000 which were renewed in 2013.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2013	2012
Number of loans(3)(4)	10	14
Principal	$18,815	$36,486
Advances	743	5,014
Accrued interest	63	61
Loan balance	$19,621	$41,561
Percent of principal	38%	60%

(3)	The secured loans past maturity include 9 and 12 loans as of September 30, 2013 and December 31, 2012, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include 9 and 10 loans as of September 30, 2013 and December 31, 2012, respectively, also included in the secured loans delinquency.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	September 30,	December 31,
	2013	2012
Past due
30-89 days	$16,743	$783
90-179 days	474	2,062
180 or more days	1,170	19,033
Total past due	18,387	21,878
Current	30,920	38,992
Total secured loans	$49,307	$60,870

At September 30, 2013, the partnership had four workout agreements in effect with an aggregate principal of $3,365,000. All of the borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. All of the loans with a workout agreement in effect were designated impaired.

At December 31, 2012, the partnership had six workout agreements in effect with an aggregate principal of $20,081,000. Of the six borrowers, four, with an aggregate principal of $2,967,000 had made all required payments under the workout agreements and the loans were included in the above table as current. All of the loans with a workout agreement in effect were designated impaired.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the nine months ended September 30, 2013 and 2012 was $27,000 and 22,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at September 30, 2013 and December 31, 2012 was $63,000 and $14,000, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2013	2012
Secured loans in non-accrual status
Number of loans	11	18
Principal	$18,794	$43,352
Advances	596	5,028
Accrued interest	63	11
Loan balance	$19,453	$48,391
Foregone interest	$560	$3,255

At September 30, 2013, there was one loan with a loan balance of $659,000, and at December 31, 2012, there was one loan with a loan balance of $99,000, in each case, was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Impaired Loans

Impaired loans had the balances shown and the associated specific reserve for loan losses presented in the following table ($ in thousands).

	September 30,	December 31,
	2013	2012
Principal	$24,447	$45,964
Recorded investment(5)	$25,291	$51,054
Impaired loans without a specific reserve	$6,850	$9,611
Impaired loans with a specific reserve	$18,441	$41,443
Specific reserves for loan losses, impaired loans	$9,772	$19,560

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	September 30,	December 31,
	2013	2012
Average recorded investment	$38,173	$66,898
Interest income recognized	$182	$195
Interest income received in cash	$186	$612

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 4 – LOANS (continued)

Modifications and troubled debt restructurings

During the nine months ended September 30, 2013 the partnership had not modified any loans. Of the six modified loans with an aggregate principal of $22,702,000 as of December 31, 2012, during the nine months ended September 30, 2013, one loan paid in full all amounts owning and another loan was foreclosed upon, leaving four loans with an aggregate principal of $3,703,000 in effect at September 30, 2013.

During the nine months ended September 30, 2013 the partnership entered into a forbearance agreement which qualified as a troubled debt restructuring under GAAP resulting in no losses being recorded.

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the nine months ended September 30 ($ in thousands).

	2013	2012
Balance, January 1	$19,815	$22,035

Provision for loan losses	(142)	139
Charge-offs, net
Charge-offs	(14,344)	(2,414)
Recoveries	4,588	21
Charge-offs, net	(9,756)	(2,393)
Balance, September 30	$9,917	$19,781

Specific reserves	$9,772	$19,260
General reserves	145	521
Balance, September 30	$9,917	$19,781

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	14.47%	3.38%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table ($ in thousands).

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$9,772	66%	$19,255	76%
Multi-family	—	—	60	4
Commercial	135	33	490	19
Land	10	1	10	1
Total for secured loans	$9,917	100%	$19,815	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$9,917	100%	$19,815	100%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO)

REO held for sale

REO held for sale at September 30, 2013 and December 31, 2012, was $18,481,000 and $0, respectively. The properties at September 30, 2013 consisted of the following.

-
Acquired through foreclosure four units in a multi-family building located in San Francisco County. Three of the units have sold in the fourth quarter for approximately their carrying value, and the remaining unit is under contract for sale at a price approximating carrying value.

-
Designated from REO held as investment an eight unit multi-family rental property located in San Francisco County. This property is under contract for sale and is anticipated to close before December 31, 2013.

-	Designated from REO held as investment a commercial rental property located in San Francisco County. The general partners expect this property to sell in the first half of 2014.

The net rental income for the two designated properties, and any other REO held for sale rental results, has been reclassified from REO – Rental Operations, to Revenues – Other for all periods presented in the financial statements and the Results of Operations in Item 2 of this report. The net rental income for REO held for sale properties for the three months ended September 30, 2013 and 2012 was $156,000 and $129,000, respectively, and for the nine months ended September 30, 2013 and 2012, $392,000 and $716,000, respectively. Interest expense on the mortgages securing the rental properties was $142,000 and $149,000 for the three months ended September 30, 2013 and 2012, respectively, and $436,000 and $505,000 for the nine months ended September 30, 2013 and 2012, respectively.

REO held as investment

For REO, held as investment, the activity in net book value (NBV) including changes in the impairment reserves are summarized in the following table for the nine months ended September 30 ($ in thousands).

	NBV		Accumulated Depreciation
	2013	2012	2013	2012
Balance, January 1	$181,333	$161,402	$5,926	$3,594
Acquisitions	3,099	1,649	—	—
Dispositions	(1,398)	7	—	(7)
Improvements/betterments	2,961	1,712	—	—
Designated from REO held for sale	—	17,896	—	—
Designated to REO held for sale	(14,584)	—	(411)	—
Changes in net realizable values	(397)	—	—	—
Depreciation	(1,868)	(1,731)	1,868	1,731
Balance, September 30	$169,146	$180,935	$7,383	$5,318

During 2013, the partnership’s REO held as investment transactions are summarized below.

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

-	Sold a tenant-in-common unit located in San Francisco County. The unit sold for approximately its carrying value after taking into account a previously recorded valuation reserve.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

-
Acquired through foreclosure a six unit apartment building located in Solano County. The recorded investment was approximately $399,000.  The partnership placed its interest in the title to the property in a single asset entity named San 515 Louisiana Property Company, LLC. Upon completion of rehabilitation, the property will be rented.

-	Designated two properties as REO held for sale.

See the tables below for further details regarding the REO properties.

REO, held as investment, summarized by property type is presented in the following table ($ in thousands).

	September 30, 2013		December 31, 2012
	Properties	NBV	Properties	NBV
Property type
Rental	20	142,791	19	154,566
Development	3	19,828	3	20,223
Other, principally land	3	6,527	3	6,544
Total REO, held as investment, net	26	$169,146	25	$181,333

Rental properties include single-family residences (1-4 units), multi-family buildings, wholly-owned condominium complexes, fractured condominium complexes and commercial property.

Development properties consist of the following three properties at September 30, 2013 and December 31, 2012:

-	A property under construction consisting of two condominium units, with a carrying value of $5,479,000 and cost to complete of approximately $538,000.

-
A property consisting of six remaining (of 13 original) tenants-in-common units, with a carrying value of approximately $5,166,000 and cost to complete of approximately $274,000. In April 2013 one of the units was sold at its carrying value.

-	A property located in Los Angeles County, presently zoned and entitled as commercial, being developed and re-entitled to residential.

Other, property consists of the following three properties at September 30, 2013 and December 31, 2012:

-	Approximately 12 acres located in Stanislaus County zoned commercial.

-	Approximately 13 acres located in Marin County, presently zoned residential.

-	A partially completed home subdivision located in Fresno County. The property has rental operations of five single-family residences.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

REO, held as investment, summarized by geographic area is presented in the following table, ($ in thousands).

	September 30, 2013				December 31, 2012
	Rental		Non-Rental		Rental		Non-Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco	3	$3,932	2	$10,644	5	$17,962	2	$11,398
San Francisco Bay Area(1)	10	25,624	1	1,210	7	22,553	1	1,210
Northern California(1)	5	45,411	2	5,318	5	45,480	2	5,335
Southern California	2	67,824	1	9,183	2	68,571	1	8,824
Total REO Held as investment	20	$142,791	6	$26,355	19	$154,566	6	$26,767

(1)       Excluding line(s) above.

Rental properties summarized by property type is presented in the following table ($ in thousands).

	September 30, 2013			December 31, 2012
Property type	Units	Properties	NBV	Units	Properties	NBV
Residential
Single family
1-4 Units	1	1	$1,500	1	1	$1,592
Condominiums(2)	212	3	63,926	220	4	68,447
Fractured Condominiums(3)	440	10	72,059	440	10	72,292
Multi-family	17	2	927	8	1	376
Commercial	14	4	4,379	3	3	11,859
Total rental properties	684	20	$142,791	672	19	$154,566

(2)       Includes units in condominium complexes wholly-owned by the partnership.
(3)       Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Rental income	$2,950	$2,680	$8,357	$7,685
Operating expenses
Administration and payroll	351	355	1,055	1,083
Homeowner association fees	208	231	614	609
Receiver fees	—	52	60	202
Utilities and maintenance	342	329	887	944
Advertising and promotions	40	41	98	99
Property taxes	340	431	849	1,409
Other	51	54	169	228
Total operating expenses	1,332	1,493	3,732	4,574
Net operating income	1,618	1,187	4,625	3,111
Depreciation	567	560	1,711	1,661
Rental operations, net	$1,051	$627	$2,914	$1,450

Interest expense on the mortgages securing the rental properties was $451,000 and $378,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,238,000 and $1,338,000 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 – MORTGAGES PAYABLE

Mortgages payable transactions are summarized in the following table for the nine months ended September 30, ($ in thousands).

	2013	2012
Principal, January 1	$47,293	$43,681
New mortgages taken	5,000	5,160
Principal repaid	(882)	(1,267)
Principal, September 30	$51,411	$47,574

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 6 – MORTGAGES PAYABLE (continued)

Mortgages payable are summarized in the following table (mortgage balance $ in thousands).

	September 30,	December 31,
Lender – summary of terms	2013	2012
NorthMarq Capital – Secured by a condominium complex,	$18,281	$18,607
located in Los Angeles County, matures July 1, 2015,
interest rate (2.91%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $119,987
East West Bank – Secured by a fractured condominium project	13,439	13,578
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
Business Partners – Secured by a commercial property located	6,818	7,100
in San Francisco County, matures May 1, 2015,
interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%),
monthly payment(1)(2) $78,802
Chase Bank – Secured by a condominium complex	5,061	5,136
located in Contra Costa County, matures September 1, 2042,
interest rate variable (fixed until September 1, 2017 at 3.52%), monthly payment $23,228
CapitalSource – Secured by a condominium complex,	4,981	—
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment $26,254
First National Bank of Northern California – Secured by eight	2,156	2,179
condominium units located in San Francisco County, matures
November 1, 2016,
interest rate varies monthly (greater of Prime plus 2.35% or 5.70%), monthly payment(2) $12,856
Wells Fargo Bank – Secured by a condominium unit located in	355	365
San Francisco County, matures October 1, 2032,
interest rate (2.88%) varies annually (LIBOR plus 2.75%),
monthly payment $2,014
Wells Fargo Bank – Secured by a condominium unit located in	320	328
San Francisco County, matures September 15, 2032,
interest rate (4.48%) varies annually (bank rate plus 3.10%), monthly payment $2,174
Total mortgages payable	$51,411	$47,293

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

NOTE 6 – MORTGAGES PAYABLE (continued)

Future minimum payments of principal at September 30, 2013 are presented in the following table ($ in thousands).

2013	$332
2014	1,367
2015	24,527
2016	2,583
2017	13,009
Thereafter	9,593
Total	$51,411

In June 2013, the partnership obtained a mortgage loan of $5,000,000 from CapitalSource Bank, secured by a fractured condominium complex in Los Angeles County.

NOTE 7 – FAIR VALUE

The company does not record its loans nor REO at fair value on a recurring basis. Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis. REO held for sale is recorded at the lower of cost or market and are measured at fair value on a non-recurring basis.  For REO held as investment the recorded value, net of valuation reserves, is compared quarterly to the sum of the undiscounted cash flows and are measured at fair value on a non-recurring basis. At September 30, 2013 and December 31, 2012 the fair value of the loans and REO without a specific reserve was determined to be equivalent to their book value.

Non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis are presented in the following table as of September 30, 2013 and December 31, 2012 ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans with specific reserve, net	$—	$8,669	$—	$8,669
REO held for sale(1)	$—	$8,630	$—	$8,630
REO held as investment(2)	$—	$5,166	$—	$5,166

December 31, 2012
Impaired loans with specific reserve, net	$—	$21,883	$—	$21,883
REO held as investment(2)	$—	$—	$15,259	$15,259

(1)	Includes REO under a contract for sale.
(2)	Includes REO with an adjustment to its valuation reserve within the year noted.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

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

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Current Economic Conditions

The San Francisco bay area and the Los Angeles metropolitan area are our most significant locations for lending activity. The economic health and the demand for and supply of real estate, in these regions, and the general state of financial markets, particularly the level of interest rates, are of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

Employment, which is generally a significant factor in the level of economic activity, the demand for housing, and in the ability of borrowers to service their debts has been improving in our key markets. In California, unemployment improved from 12.0% in June 2011 to 8.9% in August 2013. The average unemployment rate in California for 2012 was 10.4%.  Two of the three California counties currently with the lowest unemployment rates (San Francisco 5.6% and San Mateo 5.3%) are counties in which RMC lending is concentrated.  Year-over-year job growth in the San Francisco-San Mateo-Redwood City areas increased 1.8% in August 2013.  Other northern California areas reporting employment gains were San Jose-Sunnyvale-Santa Clara (3.1% increase in non-farm jobs and an unemployment rate of 6.8%) and Oakland-Fremont-Hayward (0.4% increase in non-farm jobs and an unemployment rate of 7.4%) and Sacramento-Arden Arcade-Roseville (0.3% increase in non-farm jobs and an unemployment rate of 8.5%)  California’s population increased in the twelve months ended in August 2013 to 29.7 million (a 1.1% increase) and labor force participation declined slightly (62.5% in August 2013 from 62.95% in August 2012).  Real property rents and values have increased – particularly for homes, condominiums and multi-family buildings – in line with these employment increases.

The technology sector, which is a significant driver in the San Francisco bay area economy and employment, continues to fuel the economy of the region and real estate values continue to reflect upward pressure from the increase in employment and wealth creation (e.g. Facebook and Twitter IPO’s).

The recovery in southern California continues as well.  Another area in which RMC lends, Los Angeles-Long Beach-Glendale showed the largest year-over-year numerical job growth in California, up 52,000 jobs (1.4%) at August 2013.  Unfortunately, unemployment in the area remains stubbornly high at 10.2% in August 2013, and is restraining the recovery in rents and real estate values.

(The principal source of the above data is the “California Labor Market Review, August 2013” published by the California Employment Development Department.)

The Federal Reserve continues to support economic recovery by maintaining a highly accommodative stance for monetary policy and interest rates, purposefully supplying liquidity to the bond markets at the rate of $85 billion per month and keeping the target range for the federal funds rate at 0 to 0.25%. Further, the Federal Reserve anticipates economic conditions likely will continue to warrant exceptionally low levels for the federal funds rate at least through late 2014.

Critical Accounting Policies

Management estimates

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies.

Related Parties

See Note 1 (Organizational and General) and Note 3 (General Partners and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of various partnership activities for which the general partners and related parties are compensated, and other related-party transactions, including the formation loan.

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended September 30, 2013 versus 2012		Changes during the nine months ended September 30, 2013 versus 2012
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$232	67%	$394	36%
Imputed interest on formation loan	(15)	(13)	82	40
Other interest income	—	—	(1)	(100)
Total interest income	217	47	475	36

Interest expense
Bank loan, secured	(107)	(100)	(562)	(100)
Mortgages payable	65	12	(173)	(9)
Amortization of discount on formation loan	(15)	(13)	82	40
Other interest expense	(1)	(100)	(1)	(100)
Total interest expense	(58)	(8)	(654)	(25)

Net interest income/(expense)	275	(95)	1,129	(86)

Late fees	2	200	(6)	(43)
Other	326	249	(28)	(4)
Total revenues, net	603	(387)	1,095	(189)

Provision for loan losses/(recoveries), net	—	—	(281)	(202)

Operating expenses
Mortgage servicing fees	(36)	(20)	(77)	(14)
Asset management fees	(5)	(3)	(71)	(11)
Costs from RMC	68	21	164	16
Professional services	(289)	(65)	(795)	(53)
REO
Rental operations, net	(424)	68	(1,464)	101
Holding costs	(124)	(88)	(753)	(87)
Loss/(gain) on disposal	(19)	(100)	35	(100)
Impairment loss	(380)	(100)	(175)	(38)
Other	(11)	(52)	(92)	(70)
Total operating expenses, net	(1,220)	(114)	(3,228)	(88)

Net income (loss)	$1,823	(148)%	$4,604	(105)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part I, Item I of this report throughout the discussion of Results of Operations.

Revenue – Interest income – Loans

The interest on loans increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to an increase in the effective yield rates as $5,286,000 and $16,638,000 of new performing loans have been funded during the three and nine months ended September 30, 2013, compared to $596,000 and $10,606,000 during the same periods in 2012. The effective yield rates also increased due to the recovery of previously foregone interest related to a rise in property value on the collateral of a foreclosed property, rising property values on collateral which allowed some loans to be re-designated to accrual status, and a legal settlement in September 2013 resulting in the recovery of $86,000 of foregone interest. At September 30, 2013 the percent of non-accrual loans in the loan portfolio was 38% compared to 78% at September 30, 2012. The table below recaps the three and nine month averages and the effect of the foregone interest on the average yield rate ($ in thousands).

	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Three Months Ended September 30,	Balance	Income	Rate	Rate
2013	$57,214	$580	4.06%	6.86%
2012	$72,514	$348	1.92%	7.57%

Nine Months Ended September 30,
2013	$60,974	$1,488	3.25%	6.91%
2012	$70,801	$1,094	2.06%	7.93%

Revenue – Interest expense

Bank loan, secured – The bank loan was paid off in September 2012.

Mortgages payable – In June 2013, the partnership obtained a mortgage loan of $5,000,000 from Capital Source Bank, secured by a multi-family complex. The table below recaps the three and nine month averages and interest expense ($ in thousands).

	Average		Weighted
	Mortgage		Average
	Payable	Interest	Interest
Three Months Ended September 30,	Balance	Expense	Rate
2013	$51,565	$593	4.36%
2012	$45,180	$528	4.48%

Nine Months Ended September 30,
2013	$49,362	$1,674	4.38%
2012	$43,159	$1,847	4.99%

Revenue – Other

The increase in revenue other for the three months ended September 30, 2013 compared to the same period in 2012 is primarily due to the $300,000 judgment granted the partnership regarding a guarantee from a former borrower.

Provision for Losses (Recoveries), net on Loans/Allowance for Loan Losses

The provision for losses (recoveries), net on loans is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each quarter. During the nine months ended September 30, 2013, the partnership has recovered approximately $3,959,000 per an agreement with a borrower pledging certain future cash flows to the partnership and cash via three separate settlements with former borrowers, $120,000, $471,000 and $38,000.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

Mortgage servicing fees – The decrease for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to the reduction in the average loan balance (see the table in Revenue – Interest income – Loans).

Asset management fees – The decrease for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to the reduction in the total capital under management from $198,924,000 at September 30, 2012 to $194,849,000 at September 30, 2013.

Costs from RMC – The increase in costs from RMC for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to reimbursement of qualifying charges permitted in the partnership agreement.

Professional services – The decrease in professional services for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to above normal operating costs in 2012 related to complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations. Fees for auditing and tax services decreasing approximately $45,000 for the three month period and $399,000 for the nine month period. Legal fees decreased for the three month period by approximately $103,000 and $94,000 for the nine month period. Consultants’ fees decreased by approximately $58,000 for the three month period and $165,000 for the nine month period.

REO – Rental operations, net – The increase in rental operations for the three and nine month periods ending September 30, 2013 compared to the same periods in 2012 was due to the stabilization of the properties post-acquisition and the ongoing efforts to increase rental income and reduce operating expenses.

-
Rental income – residential rental occupancy and lease rates – Of the nine properties with 10 or more units (93% of the total units) occupancy was 92% for the three and nine months ended September 30, 2013 compared to 93% for the same periods in 2012. The partnership continues to increase rents in the generally rising rental market which creates slightly higher vacancy as units turn over. Gross rents despite higher vacancy have increased as the rental rate increased more than offsetting the lower occupancy rates.

-
Rental income – commercial rental occupancy and lease rates – For the three and nine month periods ended September 30, 2013 compared to the same periods in 2012, all properties have been leased with the exception of the one newly acquired property. All of the leases are at market rates with scheduled annual rent increases.

-
Operating expenses – residential – Decreases happened in certain expenses for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. Receiver fee decreased due to the removal of the receivers from all properties as of September 30, 2013.

-	Operating expenses – commercial – No major differences to report for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 as they are similar in totals.

The table below summarizes the rental operations, net for the three and nine months ended September 30, ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Rental income	$2,950	$2,680	$8,357	$7,685
Operating expenses
Administration and payroll	351	355	1,055	1,083
Homeowner association fees	208	231	614	609
Receiver fees	—	52	60	202
Utilities and maintenance	342	329	887	944
Advertising and promotions	40	41	98	99
Property taxes	340	431	849	1,409
Other	51	54	169	228
Total operating expenses	1,332	1,493	3,732	4,574
Net operating income	1,618	1,187	4,625	3,111
Depreciation	567	560	1,711	1,661
Rental operations, net	$1,051	$627	$2,914	$1,450

Interest expense on the mortgages securing the rental properties was $451,000 and $378,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,238,000 and $1,338,000 for the nine months ended September 30, 2013 and 2012, respectively.

Rental operations are comprised of residential and commercial properties. There were 16 residential properties at September 30, 2013 with a net book value of $138,412,000, and four commercial properties with a net book value of $4,379,000. Financial highlights are presented in the tables below for the three and nine months ended September 30, 2013, ($ in thousands).

Three Months Ended September 30, 2013			Net
	Rental	Operating	Operating		Earnings/
	Income	Expenses	Income	Depreciation	(Loss)
Property type
Residential
Single family
1-4 Units	$13	$14	$(1)	$4	$(5)
Condominiums	1,052	391	661	271	390
Fractured condominiums	1,733	794	939	284	655
Multi-family	9	8	1	1	—
Total residential	2,807	1,207	1,600	560	1,040
Commercial	143	125	18	7	11
Total rental operations	$2,950	$1,332	$1,618	$567	$1,051

Nine Months Ended September 30, 2013

Property type
Residential
Single family
1-4 Units	$37	$36	$1	$13	$(12)
Condominiums	3,138	1,171	1,967	837	1,130
Fractured condominiums	4,799	2,190	2,609	837	1,772
Multi-family	35	24	11	3	8
Total residential	8,009	3,421	4,588	1,690	2,898
Commercial	348	311	37	21	16
Total rental operations	$8,357	$3,732	$4,625	$1,711	$2,914

REO – Holding costs – The decrease in holding costs in the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to the sale of five properties during 2012 (two properties were sold in the 1st quarter, and one in each of the other three quarters).

REO – Impairment loss on real estate –The decrease in impairment loss on real estate for the three months ended September 30, 2013 compared to the same period in 2012 was due the improving real estate markets in the third quarter of 2013 eliminating the need for any additional impairment losses.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for operations, lending and payments to partners.

Contractual Obligations, Commitments, and Contingencies

A summary of the contractual obligations of the partnership as of September 30, 2013 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages payable	$51,411	$1,351	$25,277	$24,783
Construction contracts	538	538	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$51,949	$1,889	$25,277	$24,783

The partnership has one property in San Francisco, California with a carrying value of $5,479,000 in construction with remaining construction costs of approximately $538,000.

Distributions to limited partners

The percent of limited partners electing cash distributions, if any, by weighted average to total partners’ capital was 56%, for each of the nine months ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, $560,000 and $574,000, respectively, was distributed to limited partners. For the nine months ended September 30, 2013 and 2012, $1,689,000 and $1,857,000, respectively, was distributed to limited partners. Should the full year results of operations be a net loss, these amounts distributed would constitute a return of capital.

Withdrawals of limited partners’ capital

The partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement). In response to reduced cash flows due to reduced loan payoffs, increased loan delinquencies and increased needs for cash reserves necessary to protect and preserve the partnership’s assets, as of March 16, 2009, the partnership suspended all liquidation payments and announced that it would not be accepting new liquidation requests until further notice. Liquidation requests of approximately $2,700,000 remained unfulfilled at September 30, 2013 and liquidations for future periods are suspended until future notice. Liquidation requests submitted to Redwood after March 16, 2009 are not deemed to be accepted, nor do they serve as placeholders for the submitting limited partner.

The partnership is unable to predict when liquidations will resume as it will depend on the ability to pay or refinance real estate owned debt obligations, collect monies due from borrowers and to dispose of real estate owned, to receive net rental income from real estate owned, and on the improvement of general economic and capital market conditions and recovery of the real estate market. It is anticipated liquidations will not resume in 2013. For the foreseeable future, the partnership intends to utilize available cash flows to fund its business operations, protect its security interests in properties, make real estate loans, repay real estate owned debt, and maintain its real estate owned. It is anticipated liquidation payments will resume only when the partnership’s cash flows improve to levels that enable the partnership to resume lending business operations, provide consistent profitability, and the economy and the real estate and capital markets stabilize and return to normal levels of activity.

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

While the general partners have set an estimated value for the units, such determination may not be representative of the ultimate price realized by an investor for such units upon sale. No public trading market exists for the units and none is likely to develop. Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled “Risk Factors – Investment Risks – Lack of Liquidity of Units Increases Their Risks”).

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII
(Registrant)

Date: November 14, 2013	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 14, 2013	By:	Gymno LLC, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager

Date: November 14, 2013	By:	Michael R. Burwell, General Partner
		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner