Form 10-K
period 2013-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2014-04-01
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1825 South Grant Street, Suite 250, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

(650) 365-5341
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2013

Part I

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2014 annualized yield estimates, additional foreclosures in 2014, expectations regarding the level of loan delinquencies, plans to develop or sell certain properties, the anticipated costs to complete certain property developments, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume, the anticipated growth of profits and distributions, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Overview

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of December 31, 2013, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after one percent of the profits and losses are allocated to and among the general partners. The limited partners elect, at the time of their subscription for units, to (a) receive a monthly, quarterly or annual cash distributions of their pro-rata share of profits or (b) have profits credited to their capital accounts and used to invest in partnership activities. The election to receive cash distributions is irrevocable. Subject to certain limitations, a compounding investor may subsequently change his election. Monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Income taxes – federal and state – are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments.

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

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. As the partnership’s three most recently completed quarters have been profitable, starting January 1, 2014, the partnership will be considering liquidation requests on a limited basis. For the first quarter, which ends March 31, 2014, those investors that had a liquidation payment pending as of March 31, 2009 will resume liquidation payments based on their current capital balance, subject to available cash flow, and in the priority order detailed in the partnership agreement. For those limited partners that request liquidation between January 1, 2014 and prior to March 31, 2014, we will add their liquidation requests to those previously existing and they will be scheduled to commence June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the partnership agreement.

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

As of December 31, 2013, of the partnership’s outstanding loan portfolio, 65% is secured by 1 to 4 unit single family residences, inclusive of condominiums, 32% commercial properties, 2% multifamily properties and 1% undeveloped land. The partnership may also make loans secured by promissory notes which are secured by deeds of trust and are assigned to the partnership.

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

Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring the lender to consider a borrower’s ability to meet payment obligations specified in the loan documents. The Dodd-Frank Act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The general partners are monitoring developments and, if and when applicable, will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the partnership’s general partners.

Other Recent Developments

The year 2013 marked the first full year since the 2008 financial crisis that the partnership operated in normally functioning (i.e. not distressed) markets and without severe constraints imposed by its lenders The partnership is reporting full year net income for 2013 (the first since 2008), and the transition from crisis management, focused on cash management, to a focus on re-building the partnership’s profitability.

The combination of general economic conditions of low growth with continuing high unemployment following the 2008 financial crisis and the resultant Great Recession that began in 2009, the constrained credit markets, the distressed real estate markets, and the terms and the conditions of the amended and restated loan agreement with our banks resulted in significant changes to the lending and business operations of the partnership, as well as to its balance sheet, results of operations and cash flows.

Beginning in 2009 and continuing until the fourth quarter of 2012 the partnership was severely limited in its capacity to originate loans by economic conditions, market constraints and the terms and conditions of the amended and restated loan agreement. The partnership’s net interest income (interest income less interest expense) declined from $30,500,000 in 2008 to $(1,573,000) in 2012. Since the repayment of the bank loan in late September 2012, the partnership’s ability to originate loans has increased, resulting in a net interest income for 2013 of $(285,000).

As to the balance sheet of the partnership subsequent to the financial crisis and during the Great Recession, the asset mix has migrated from predominantly performing loans to Real Estate Owned (REO) and impaired loans. Total assets, the sum of all assets owned by the partnership, decreased from $424,873,000 at December 31, 2008, to $245,221,000 at December 31, 2013 (a decline of $179,652,000 or 42%). Net loans, the total of secured loans (principal, advances, accrued interest), unsecured loans, less the allowance for losses, declined over the same dates from $386,589,000 to $44,422,000, respectively (a decline of $342,167,000 or 89%) resulting from a decrease in loan balances (principal declined from $363,037,000 at December 31, 2008, to $51,890,000 at December 31, 2013). This reduction in loan balances reflected the decline during 2009 to 2011 in the fair value of the real estate collateral securing impaired loans, the repayment of loans, and the migration of loans to REO. REO increased from $25,693,000 at December 31, 2008, to $179,115,000 at December 31, 2013, as a consequence of the loan collection efforts undertaken by the general partners.

Cash received during the three year period of October 2009 to September 2012, from loan payments, loan payoffs, the sale of real estate owned and third-party mortgages obtained on stabilized properties that we own and are included in REO was predominantly used to pay down the amount outstanding on the bank loan, to make the periodic interest and principal payments on the loan, to protect the security interest in the collateral securing the loans from senior debt and claims, to maintain and develop REO, to meet the operating expenses of the partnership, and to fund periodic payments to limited partners that elected monthly, quarterly and annual distributions.

Secured Loan Portfolio

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio, which presentation is incorporated by this reference into this Item 1.

Competition

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the Los Angeles metropolitan area are our most significant locations of lending activity and the economic vitality of these regions – as well as the stability of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

The mortgage lending business in California is highly competitive, and the company will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the company.

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

•
Home Ownership and Equity Protection Act (HOEPA) and California Covered Loan Law.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages. In 1995, the Federal Reserve Board issued final regulations governing “high cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002, as Financial Code Section 4970, et. seq., provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which equal or exceed the Fannie Mae/Freddie Mac conforming loan limits or less, with interest rates and fees exceeding a certain percentage or amount threshold. The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•
Mortgage Disclosure Improvement Act.  Enacted in 2008, this act amended the Truth in Lending Act regulating the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•
Home Mortgage Disclosure Act. This act was enacted to provide for public access to statistical information on a lenders’ loan activity. It requires lenders to disclose certain information about the mortgage loans it originates and acquires, such as the race and gender of its customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information.

•
Red Flags Rule.  Enacted in 2009, the Red Flags Rule requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•
Dodd-Frank Act. The Dodd-Frank Act enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations. The act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high cost mortgages. The act also established the CFPB, giving it regulatory authority over most federal consumer lending laws, including those relating to residential mortgage lending.

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

•
Consumer Financial Protection Bureau’s Proposed QM and QRM Rules.  Under the Dodd-Frank Act, the Consumer Finance Protection Bureau is charged with writing rules to implement two new underwriting standards, Qualified Mortgages (QM) and Qualified Residential Mortgages (QRM). Although these two regulations affect different areas of lending, they have similar definitions under Dodd-Frank, and their implementation will most likely have a similar effect within the mortgage lending industry. Under Dodd-Frank, securitizers will be required to retain a 5% interest in any securities they issue, unless 100% of the securities in the offering meet the Qualified Residential Mortgage standard. The Qualified Mortgage will provide a safe harbor to lenders in meeting the “ability to pay” requirements in Dodd-Frank. If a residential loan is underwritten under the to-be-determined QM guidelines, it will be presumed to be in compliance. To limit their liability, most institutional lenders will only be interested in writing loans that fall within the QM and QRM standards. If the rules are written with very narrow standards, it could have the possible effect of constricting the availability of credit to real property.

•
State of California Homeowner’s Bill of Rights.  State of California Attorney General Kamala Harris introduced legislation in the first half of 2012 simultaneously to the State Assembly and the State Senate, consisting of eight bills and co-sponsored by the leadership in both houses. This proposed legislation is intended to set industry standards on how loan modifications and delinquent loans are handled and to provide homeowners with assurances that they will be treated fairly by their lenders under these distressed circumstances. Two key pieces of this legislation have been fast-tracked to a joint conference committee, with a final vote expected in the near future. If passed as proposed, this key legislation will provide a private right of action by borrowers against their lenders, which could result in lengthy and costly delays in processing home loan foreclosures in the state.

Item 1A – Risk Factors (Not included as smaller reporting company)

Item 1B – Unresolved Staff Comments

Because the partnership is not an accelerated filer, a large accelerated filer or a well-seasoned issuer, the information required by Item 1B is not applicable.

Item 2 - Properties

Properties generally are acquired by foreclosure on impaired loans, and may be classified as “real estate held for sale” or “real estate held as investment”. See Notes 5 (Real Estate Held) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the properties/real estate owned (“REO”), which presentation is incorporated by this reference into this Item 2.

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

As of December 31, 2013, approximately 8,400 limited partners had an aggregate capital balance set forth in the consolidated Balance Sheet included in Item 8 of this report. A description of the units, transfer restrictions and withdrawal provisions is described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement,” on pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference, and which pages are included in Exhibit 99.1 to this report.

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

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. As the partnership’s three most recently completed quarters have been profitable, starting January 1, 2014, the partnership will be considering liquidation requests on a limited basis. For the first quarter, which ends March 31, 2014, those investors that had a liquidation payment pending as of March 31, 2009 will resume liquidation payments based on their current capital balance, subject to available cash flow, and in the priority order detailed in the partnership agreement. For those limited partners that request liquidation between January 1, 2014 and prior to March 31, 2014, we will add their liquidation requests to those previously existing and they will be scheduled to commence June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the partnership agreement.

Please refer to the Statement of Operations in the consolidated financial statements and the Notes thereto included in Part II, Item 8 of this report for information on the 2013 and 2012 net income per $1,000 invested by limited partners, which presentation is incorporated by this reference into this Item 5.

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

Results of Operations

The partnership’s results of operations are discussed below for the years ended December 31, 2013 and 2012 ($ in thousands).

	Changes for the years ended December 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
Revenues, net
Interest income
Loans	$605	44%	$(624)	(31)%
Imputed interest on formation loan	182	88	(263)	(56)
Other interest income	—	—	(4)	(80)
Total interest income	787	49	(891)	(36)

Interest expense
Mortgages
Rental REO	(134)	(6)	82	4
Non-rental REO	(3)	(100)	1	50
Total mortgage interest expense	(137)	(6)	83	4
Bank loan, secured	(560)	(100)	(1,738)	(76)
Amortization of discount on formation loan	182	88	(263)	(56)
Other interest expense	14	1,400	(89)	(99)
Total interest expense	(501)	(16)	(2,007)	(39)

Net interest income/(expense)	1,288	(82)	1,116	(42)

Late fees	(6)	(40)	(22)	(59)
Other	850	85,000	183	(101)
Total revenues/(expense), net	2,132	(137)	1,277	(45)

Provision for loan losses	(1,899)	(221)	(5,254)	(86)

Operating expenses
Mortgage servicing fees	(133)	(18)	(1,882)	(72)
Asset management fees	(75)	(9)	(98)	(10)
Costs from Redwood Mortgage Corp.	292	22	126	11
Professional services	(608)	(51)	251	27
REO
Rental operations, net	(284)	10	(1,073)	59
Holding costs	(442)	(63)	(599)	(46)
Loss/(gain) on disposal	(482)	1,236	482	(93)
Impairment loss/(gain)	(249)	(20)	(8,464)	(87)
Other	(75)	(52)	96	204
Total operating expenses, net	(2,056)	(63)	(11,161)	(78)

Net income (loss)	$6,087	(108)%	$17,692	(76)%

Please refer to the above table and the Statement of Operations in the financial statements included in Part II, Item 8 of this report throughout the discussion of Results of Operations.

Overview and General Economic Conditions

The partnership’s net income for the year ended December 31, 2013 was $433,000, the first full year of profitability since 2008, and a positive change of $6,087,000 from the $(5,654,000) net loss of 2012. The change in net income is due to several factors:  1) $22,285,000 of new performing loans were created during 2013, 2) recoveries in the real estate markets in our lending area aided collection efforts yielding cash recoveries from three borrowers, and helped loan collateral values to recover, thereby reducing the required allowance for loan losses, 3) improving REO operations and 4) gains on the sale of REO.

The year 2013 marked the first full year since the 2008 financial crisis the partnership has operated without severe constraints imposed by its lenders and in a normally operating (i.e. not distressed) markets. For the first time since 2008, the partnership is reporting full year net income for 2013, and the transition from crisis management, focused on cash management to a focus on re-building the business’ profitability.

Since the beginning to the financial crisis (2008) and the resultant Great Recession (2009) the partnership has continuously adjusted to the historically volatile and challenging conditions of the economic environment. The combination of general economic conditions, constrained credit, depressed financial markets, distressed real estate markets, and the terms and conditions of the Amended and Restated Loan Agreement (the “Bank Loan”) dated October 2010, resulted in significant changes in the lending and business operations of the partnership.

Certain terms and conditions of the Amended and Restated Loan Agreement prevented the partnership from making any new mortgage loans unless the new loan was a by-product of the sale of one of the partnership’s REO and funneled the majority of cash flows to the repayment of the bank loan.  The repayment of the bank loan was completed in September 2012.  These circumstances resulted in a bifurcation in the mortgage loan portfolio as of December 31, 2013. The loans made after the bank loan was repaid (“Ongoing”) have borrowers underwritten to today’s standards and have significantly higher equity in their properties than the loans created before the bank loan was repaid. The loans created before the bank loan was repaid (“Legacy loans”), have many borrowers that continue to struggle with the effects of the financial crisis and the resultant loss of equity in their properties.

The partnership has been concentrating its Ongoing lending efforts in the three counties of San Francisco, Los Angeles and San Diego.  These three counties have shown the greatest recoveries in the real estate markets as well as their respective local economies.

As noted in the “California Economic Outlook: March 2014” published by Wells Fargo’s Economics Group: “The Golden State’s Economy continues to grow at a pace slightly ahead of the nation’s, although gains have been heavily weighted toward the state’s larger metropolitan areas along the coast.  Technology, tourism and retail trade have led the recovery in job growth in recent years, which has helped trim the unemployment rate and revive housing demand.” The report states in its Summary and Outlook Section: “California’s economy continues to gradually gain momentum. While the recovery has been slower than in the past, the state has methodically made progress working through a number of major impediments, most notably the overhang of foreclosures and distressed homes left over from the housing bust.” Further contained in that section:  “The biggest headlines and strongest job gains continue to be in California’s tech sector, much of which is centered in the Bay Area.”

Other published reports indicate that real estate prices and rents are increasing in the California communities in which we lend.  Median condominium resale prices increased 9.3% in San Francisco, 21.2% in the Silicon Valley and 18% in the Greater Los Angeles Area in 2013.  During the year, rents in San Francisco increased 11.5% and 10.1% in the Silicon Valley.

Quoting again from the Wells publication:  “We remain optimistic about California’s prospects in 2014 and look for job growth to pick up in construction and manufacturing. Overall nonfarm payrolls should rise 2.3% this year, producing a net gain of at least 330,000 new jobs. The Golden State’s unemployment rate is expected to fall by at least a percentage point and average 7.6% for the year.”

The Ongoing portfolio has an average interest rate of 7.42% compared to 5.87% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over the past several years on legacy loans.

The tables below show the 2013 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of December 31, 2013 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2013	$10,500	$50,370	$60,870
Loans funded or acquired	21,209	1,076	22,285
Principal collected	(2,200)	(7,731)	(9,931)
Loans sold to affiliates	(2,107)	—	(2,107)
Foreclosures	—	(18,975)	(18,975)
Other-loans charged off	—	(252)	(252)
Principal, December 31, 2013	$27,402	$24,488	$51,890

Portfolio characteristics
Number of secured loans	14	22	36
Average secured loan-principal	1,957	1,113	1,441
Largest secured loan-principal	10,500	16,312
Smallest secured loan-principal	350	79
Number of counties	7	15	17
Average interest rate	7.42%	5.87%	6.69%
Number of loans with workout agreements	—	3	3
Aggregate workout principal balance	—	1,097	1,097
Number of loans with active modifications	—	5	5
Aggregate modifications principal balance	—	3,947	3,947

The Ongoing portfolio has an average interest rate of 7.42% compared to 5.87% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over the past several years on legacy loans.

As of December 31, 2013, the partnership’s largest Ongoing loan, in the unpaid principal balance of $10,500,000 (representing 38.32% of outstanding secured Ongoing principal balance and 4.28% of total partnership assets) has an interest rate of 4.00% and is secured by a commercial developmental property located in San Francisco County, California. This loan matures on June 4, 2015. The loan was made to facilitate the sale of a previously held REO.

As of December 31, 2013, the partnership’s largest Legacy loan, in the unpaid principal balance of $16,312,000 (representing 66.61% of outstanding secured Legacy principal balance and 6.65% of total partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

	Loans	Principal	Percent
Geographic distribution
Ongoing
San Francisco	6	$21,075	77%
San Francisco Bay Area(1)	2	1,495	5
Northern California(1)	—	—	—
Southern California	6	4,832	18
Total ongoing loans	14	$27,402	100%

Legacy
San Francisco	3	$552	2%
San Francisco Bay Area(1)	9	21,971	90
Northern California(1)	5	785	3
Southern California	5	1,180	5
Total legacy loans	22	$24,488	100%

Total
San Francisco	9	21,627	41%
San Francisco Bay Area(1)	11	23,466	45
Northern California(1)	5	785	2
Southern California	11	6,012	12
Total	36	$51,890	100%

Lien position
Ongoing
First trust deeds	10	$18,427	67%
Second trust deeds	4	8,975	33
Third trust deeds	—	—	—
Total ongoing loans	14	$27,402	100%

Legacy
First trust deeds	9	$18,389	75%
Second trust deeds	12	5,809	24
Third trust deeds	1	290	1
Total legacy loans	22	$24,488	100%

Total
First trust deeds	19	$36,816	71%
Second trust deeds	16	14,784	28
Third trust deeds	1	290	1
Total loans	36	$51,890	100%

(1)	Excludes line(s) above

	Ongoing	Legacy	Total

Scheduled maturities
2014	$10,405	$349	$10,754
2015	13,165	1,319	14,484
2016	1,950	3,500	5,450
2017	—	1,391	1,391
2018	350	235	585
Thereafter	1,532	—	1,532
Total future maturities	27,402	6,794	34,196
Matured at December 31, 2013	—	17,694	17,694
Total secured loans	$27,402	$24,488	$51,890

Matured loans
Number of loans	—	5	5
Principal	$—	$17,694	$17,694
Advances	—	683	683
Accrued interest	—	63	63
Loan balance	$—	$18,440	$18,440
Percent of principal	—%	72%	34%

Delinquency
Past due
30-89 days	$—	$665	$665
90-179 days	—	17,197	17,197
180 or more days	—	474	474
Total past due	—	18,336	18,336
Current	27,402	6,152	33,554
Total secured loans	$27,402	$24,448	$51,890

Secured loans in nonaccrual status
Number of loans	—	8	8
Principal	$—	$18,361	$18,361
Advances	—	688	688
Accrued interest	—	63	63
Loan balance	$—	$19,112	$19,112

Loans designated impaired
Principal	$—	21,499	$21,499
Recorded investment(2)	$—	22,249	$22,249
Impaired loans without allowance	$—	4,149	$4,149
Impaired loans with allowance	$—	18,100	$18,100

Allowance for loan losses
Provision/(Recovery) for loan losses, 2013	$—	$(1,040)	$(1,040)
Allowance for loan losses	$—	$8,790	$8,790

(2)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Revenue – Interest income – Loans

Interest income on loans increased for 2013 as a result of the partnership adding approximately $22,285,000 of new performing loans to the loan portfolio throughout the year. The interest on loans decreased for 2012 due to a decrease in the average secured loan portfolio balance, and the decrease in the related average yield rate (the partnership has modified many of the performing loans to lower interest rates which reflect current market rates). Foregone interest (not recorded for financial reporting purposes on loans designated non-accrual status) in 2013, 2012, and 2011, was approximately $2,018,000, $4,199,000, and $11,600,000, respectively. The tables below recap the yearly averages and the effect of the foregone interest on the average yield rate for the Ongoing and Legacy groups of loans ($ in thousands).

	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2013	$17,573	$1,063	6.05%	6.05%
2012	$4,275	$203	4.00%	4.00%
2011	$—	$—	—%	—%

Legacy
2013	$41,149	$929	2.26%	6.65%
2012	$67,063	$1,184	1.77%	8.07%
2011	$160,820	$2,011	1.25%	8.44%

Total
2013	$58,722	$1,992	3.39%	6.83%
2012	$71,338	$1,387	1.94%	7.83%
2011	$160,820	$2,011	1.25%	8.44%

Revenue – Interest expense

The partnership incurred interest expense during 2013, 2012 and 2011, on borrowings under mortgage payable secured by REO acquired through foreclosure and under its secured bank loan. Total interest expense (excluding imputed interest on the formation loan) by source is summarized in the following table ($ in thousands).

		Bank
	Mortgages	Loan	Total
	Interest	Interest	Interest
Year	Expense	Expense	Expense
2013	$2,263	$—	$2,263
2012	$2,400	$560	$2,960
2011	$2,317	$2,298	$4,615

Mortgages – The decreased interest expense on mortgages for 2013 is primarily due to the reduction of the weighted average interest rate resulting from a full year of the mortgage originated in August 2012 with an interest rate of 3.52%, the mortgage originated in June 2013 with an interest rate of 3.95%, and minor reductions in the interest rates of several variable interest rate mortgages, offset by an increase in the average mortgage loan balance, primarily due to the previously mentioned new mortgage. The increased interest expense on mortgages for 2012 was due to a combination of changes in the weighted average interest rate and to the partnership either obtaining a mortgage on a piece of owned property or foreclosing upon property subject to an existing mortgage. The table below recaps the yearly averages ($ in thousands).

	Average		Weighted
	Mortgage		Average
	Loan	Interest	Interest
Year	Balance	Expense	Rate
2013	$49,362	$2,263	4.38%
2012	$44,869	$2,400	4.87%
2011	$40,500	$2,317	5.23%

Bank loan, secured – The decrease in interest expense for 2013 was due to the complete repayment of the bank loan in September, 2012. The decrease in interest expense for 2012 was due to the decline of the average daily loan balance outstanding from $35,400,000 for 2011 to $6,345,000 for 2012. The table below recaps the yearly averages ($ in thousands).

	Average		Weighted
	Bank		Average
	Loan	Interest	Interest
Year	Balance	Expense	Rate
2013	$—	$—	—%
2012	$6,345	$560	5.88%
2011	$35,400	$2,298	6.48%

Provision for Losses on Loans/Allowance for Loan Losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each year. During 2013, the partnership recorded a recovery of approximately $3,959,000 per an agreement with a borrower pledging certain future cash flows to the partnership and also pursuant to three separate cash settlements with former borrowers of, $120,000, $471,000 and $38,000. All Ongoing loans are performing and are deemed well collateralized and the improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the legacy loans.

The number of borrower defaults declined in 2012, in correlation to the reduction in the number and amount of loans outstanding and the aforementioned stabilization in real estate values.

See Note 4 (Loans) to the consolidated financial statements included in Item 8 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

 - Mortgage servicing fees

The decrease in mortgage servicing fees for 2013 and 2012 of ($133,000) and ($1,882,000), respectively, is consistent with the decreases in the average daily secured loan portfolio of ($12,616,000) and ($89,482,000) for 2013 and 2012, respectively, noted above in Revenue – Interest on loans, at the annual rate of 1.5%, less the waived annual rate of 0.5%. RMC at its sole discretion has waived 0.5% for 2013 and 2012. There is no guarantee RMC will waive any portion of this fee in the future.

 - Asset management fees

The decrease in asset management fees for 2013 and 2012 was due to the reduction in the total capital under management. Total capital at December 31, 2013, 2012 and 2011 was $194,528,000, $196,755,000 and $206,579,000, respectively.

 - Costs from RMC

The increase in costs from RMC for 2013 and 2012 was due to reimbursement of qualifying charges permitted in the partnership agreement some of which RMC chose not to request reimbursement for in 2012 and 2011, which it may do from time to time in its sole discretion.

 - Professional services

The decrease in professional services for 2013 was primarily due to above normal operating costs in 2012 related to complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations. Fees for auditing and tax services decreased approximately $385,000, legal fees decreased $15,000 and consultants fees decreased $219,000. The increase in professional services for 2012 was primarily due to increases for audit and tax services of approximately $152,000 and consultants of $278,000, offset by a reduction in legal fees of approximately $169,000.

REO – Rental operations, net

The table below summarizes the rental operations, net for the years ended December 31, ($ in thousands).

	2013	2012
Rental income	$11,125	$11,557
Operating expenses, rentals
Administration and payroll	1,394	1,431
Homeowner association fees	857	865
Professional services	275	296
Utilities and maintenance	1,223	1,238
Advertising and promotions	136	128
Property taxes	1,171	1,849
Other	225	280
Total operating expenses, rentals	5,281	6,087
Net operating income	5,844	5,470
Depreciation	2,597	2,328
Receiver fees	60	239
Rental operations, net	3,187	2,903
Interest on mortgages	1,683	2,395
Rental operations, net, less related mortgage interest	$1,504	$508

Rental operations are comprised of residential and commercial properties. There were 16 residential properties at December 31, 2013 with a net book value of $138,621,000, and three commercial properties with a net book value of $3,191,000. Rental financial highlights by property type are presented in the table below for the year ended December 31, 2013, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
Property type
Residential
Single family	$49	$46	$3	$23	$—	$—	$(20)
Condominiums and
apartments	4,257	1,818	2,439	1,121	—	776	542
Fractured condominiums	6,420	3,004	3,416	1,416	60	907	1,033
Total residential	10,726	4,868	5,858	2,560	60	1,683	1,555
Commercial	399	413	(14)	37	—	—	(51)
Total	$11,125	$5,281	$5,844	$2,597	$60	$1,683	$1,504

The increase in rental operations for 2013 was due to the stabilization of the properties post-acquisition and the ongoing efforts to increase rental income and reduce operating expenses. Major areas of change from 2012 to 2013 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
2013 results	$11,125	$5,281	$5,844	$2,597	$60	$1,683	$1,504
2012 results	11,557	6,087	5,470	2,328	239	2,395	508
Change	$(432)	$(806)	$374	$269	$(179)	$(712)	$996

Explanation of difference
REO sold or assigned
held for sale	$(1,234)	$(262)	$(972)	$(115)	$—	$(655)	$(202)
REO acquired	20	13	7	6	—	—	1
Rents to market rates	630	—	630	—	—	—	630
Increased occupancy	107	—	107	—	—	—	107
Completed deferred
maintenance	—	(724)	724	—	—	—	724
Deferred maintenance	—	231	(231)	—	—	—	(231)
Receiver contract complete	—	—	—	—	(203)	—	203
Depreciation catchup adjust	—	—	—	288	—	—	(288)
New mortgages	—	—	—	—	—	113	(113)
Mortgage refinanced	—	—	—	—	—	(209)	209
Other	45	(64)	109	90	24	39	(44)
Change	$(432)	$(806)	$374	$269	$(179)	$(712)	$996

The increase in rental operations for 2012 was due to the stabilization of the properties post-acquisition and the ongoing efforts to increase rental income and reduce operating expenses.  Major areas of change from 2011 to 2012 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
2012 results	$11,557	$6,087	$5,470	$2,328	$239	$2,395	$508
2011 results	8,200	4,129	4,071	1,831	410	1,675	155
Change	$3,357	$1,958	$1,399	$497	$(171)	$720	$353

Explanation of difference
REO sold or assigned
held for sale	(283)	(150)	(133)	(41)	(73)	(189)	170
REO acquired	249	99	150	22	—	139	(11)
Rents to market rates	67	—	67	—	—	—	67
Increased occupancy	101	—	101	—	—	—	101
New mortgages	—	—	—	—	—	64	(64)
Full year of operations	3,128	1,883	1,245	478	—	645	123
Other	95	126	(31)	38	(98)	61	(33)
Change	$3,357	$1,958	$1,399	$497	$(171)	$720	$353

-
Rental income – residential rental occupancy and lease rates – Of the nine properties with 10 or more units (93% of the total units) occupancy was 92% and 93% for 2013 and 2012, respectively. The partnership continues to increase rents in the generally rising rental market which creates slightly higher vacancy as units turn over. Despite higher vacancy compared to each prior year, gross rents have increased as the rental rate increases have more than offset the lower occupancy rates.

-
Rental income – commercial rental occupancy and lease rates – At December 31, 2013 three of the four properties have been leased, with the fourth property undergoing rehabilitation work, due to be completed in the first quarter of 2014. All of the leases are at market rates with scheduled annual rent increases.  At December 31, 2012 the three properties had all been leased at market rates.

-	Operating expenses – residential – property taxes decreased in 2013 due to the elimination of all penalties and interest related to delinquent amounts owed.

-	Operating expenses – commercial – No major differences to report year over year.

-	Receiver fees – residential – decreased due to the receivers completing their work by September 30, 2013.

At management’s direction starting in early 2012, the property management companies have worked to improve net operating income by executing the strategy of increasing occupancy (which topped 94% in 2012) while achieving market rent growth. According to the Mercury News of the Silicon Valley, rents in the Bay Area have seen double digit increases during 2012 and 2013 with a 6 to 8 percent increase in the first quarter of 2013. In the second quarter of 2012, Los Angeles Times predicted rents in Los Angeles Metro would soar nearly 10% by the end of 2013. We manage market rents across our portfolio by reviewing market surveys and by communicating with property managers. Additionally, as tenants vacate units we anticipate moving rents to the currently existing higher market rents. Management is also reviewing administrative cost such as management fees and operating costs. Our goal is to reduce costs by negotiating lower fees and service contracts.

REO - Holding costs

The decrease in holding costs in 2013 and 2012 was primarily due to the sale of five properties during 2012 (two properties were sold in the 1st quarter, and one in each of the other three quarters).

REO - Loss/(gain) on disposal

The increase in the REO gain on disposal in 2013 is due to the sale of a commercial property.  The reduction in the gain on disposal of REO in 2012 is due to several large gains achieved in 2011. The gain on disposal in 2011 was due primarily to the partnership evaluating its properties and positioning them to transact at optimum prices. Management through repairs and improvements, stabilization of rental rolls, improvements in income producing properties financial performance, and elimination of deterrents to sale, increased our properties appeal, finance ability, and value to buyers.

REO - Impairment loss/(gain)

The decrease in impairment losses on REO in 2013 was primarily due to the continuing improvement in real estate markets and property values in our lending area.  The decrease in impairment losses on REO in 2012 was primarily due to the improving stability in real estate values and the completed repayment of the bank loan. Impairment losses on real estate for 2011 were due to the necessity to transact sales of properties in a challenging market in order to meet the repayment schedule of the amended and restated bank loan agreement. Property sales were completed at prices which while, commercially reasonable, were likely less than that which could have been attained had the partnership had more time to offer the properties for sale or been able to continue to hold the properties for future sales. Occasionally, properties which the partnership held as investment, received unsolicited offers which given the partnership’s cash flow requirements and bank repayment dynamics were compelling to accept, although they necessitated taking an impairment loss. Since the bank loan obligation has been repaid the partnership intends to hold the majority of its remaining properties until a more robust real estate market and a normal credit market exist. While these two factors develop, management intends to continue to improve held properties’ financial performance and desirability. The impairment loss taken in 2011 on a southern California multi-family property was due to a delay in repairs, which resulted in weaker operating results than anticipated. As the property is now completed, significantly improved operating results and value is being achieved as the property stabilizes into normal operations.

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Real Estate Owned/Mortgages

See Notes 5 (Real Estate Owned) and 6 (Borrowings) to the financial statements included in Part II, Item 8, of this report for detailed presentations of real estate owned and mortgages thereon, which presentations are incorporated by this reference into this Item 7.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for new loans.

In September 2012, the partnership paid the remaining amount owing under the Bank Loan. The Bank Loan balance was $16,789,000, at December 31, 2011.

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2013 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages	$48,938	$1,326	$25,009	$22,603
Construction contracts	300	300	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$49,238	$1,626	$25,009	$22,603

The partnership has one property in San Francisco, California with a carrying value of $5,776,000 in construction with remaining construction costs of approximately $300,000.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners, who elect to compound profits in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 56 percent for 2013 and 2012. In 2013 and 2012, $2,277,000 and $2,459,000, respectively, was distributed to limited partners. Any amounts distributed which exceeded net income/(loss) are a return of capital.

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. As the partnership’s three most recently completed quarters have been profitable, starting January 1, 2014, the partnership will be considering liquidation requests on a limited basis.  For the first quarter, which ends March 31, 2014, those investors that had a liquidation payment pending as of March 31, 2009 will resume liquidation payments based on their current capital balance, subject to available cash flow, and in the priority order detailed in the partnership agreement. For those limited partners that request liquidation between January 1, 2014 and prior to March 31, 2014, we will add their liquidation requests to those previously existing and they will be scheduled to commence June 30, 2014.  Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the partnership agreement.

The partnership will continue to emphasize cash flow improvement to continue the partnership’s resumed lending business operations and provide consistent profitability. The partnership does not currently anticipate an increase in distribution amounts in 2014. As with the recovery of the real estate market and the economy generally, it is anticipated rebuilding profits and cash flows will continue to be a slow process. It is not anticipated limited partners will see a quick or large increase in the profits or distributions. Rather, such increases, if any, are anticipated to grow slowly over time as the economy and the state of the partnership improves.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets for December 31, 2013 and 2012
•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

No financial statement schedules are required to be filed because Redwood Mortgage Investors VIII is a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
Redwood City, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino LLP
_____________________________
Armanino LLP
San Ramon, California
March 31, 2014

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2013 and 2012
($ in thousands)

ASSETS

	2013	2012
Cash and cash equivalents	$16,393	$18,943

Loans
Secured by deeds of trust
Principal balances	51,890	60,870
Advances	708	5,035
Accrued interest	222	182
Unsecured	112	8
Allowance for loan losses	(8,790)	(19,815)
Net loans	44,142	46,280

Receivable from affiliate	33	—

Real estate held for sale, net	16,552	—

Real estate held as investment	162,563	181,333

Other assets, net	5,258	1,119

Total assets	$244,941	$247,675

LIABILITIES AND CAPITAL

Liabilities
Mortgages payable	$48,938	$47,293
Accounts payable	980	3,062
Payable to affiliate	495	565
Total liabilities	50,413	50,920

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net of unallocated syndication costs of $0 and $318 for 2013 and 2012,
respectively; and net of formation loan receivable of $7,627
for 2013 and 2012	194,236	196,081

General partners’ capital (deficit), net of unallocated syndication costs of
$0 and $3 for 2013 and 2012, respectively	(1,024)	(1,025)
Total partners’ capital	193,212	195,056

Non-controlling interest	1,316	1,699
Total capital	194,528	196,755

Total liabilities and capital	$244,941	$247,675

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012
($ in thousands, except for per limited partner amounts)

	2013	2012
Revenues, net
Interest income
Loans	$1,992	$1,387
Imputed interest on formation loan	389	207
Other interest income	1	1
Total interest income	2,382	1,595

Interest expense
Mortgages
Rental REO	2,263	2,397
Non-rental REO	—	3
Total mortgage interest expense	2,263	2,400
Bank loan, secured	—	560
Amortization of discount on formation loan	389	207
Other interest expense	15	1
Total interest expense	2,667	3,168

Net interest income/(expense)	(285)	(1,573)

Late fees	9	15
Other	851	1
Total revenues/(expense), net	575	(1,557)

Provision for (recovery of) loan losses	(1,040)	859

Operating Expenses
Mortgage servicing fees	589	722
Asset management fees	765	840
Costs from Redwood Mortgage Corp.	1,613	1,321
Professional services	590	1,198
REO
Rental operations, net	(3,187)	(2,903)
Holding costs	256	698
Loss/(gain) on disposal	(521)	(39)
Impairment loss/(gain)	1,009	1,258
Other	68	143
Total operating expenses	1,182	3,238

Net income (loss)	$433	$(5,654)

Net income (loss)
General partners (1%)	$4	$(57)
Limited partners (99%)	429	(5,597)
	$433	$(5,654)

Net income (loss) per $1,000 invested by limited
partners for entire period
Where income is reinvested	$2	$(24)
Where partner receives income in monthly distributions	$2	$(24)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2013 and 2012
($ in thousands)

	Limited Partners

		Unallocated
		Syndication	Formation
	Capital	Costs	Loan	Capital, net

Balances at December 31, 2011	$212,431	$(667)	$(7,627)	$204,137
Formation loan payments received	—	—	—	—
Net income (loss)	(5,597)	—	—	(5,597)
Allocation of syndication costs	(349)	349	—	—
Partners’ withdrawals	(2,459)	—	—	(2,459)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2012	$204,026	$(318)	$(7,627)	$196,081
Formation loan payments received	—	—	—	—
Net income (loss)	429	—	—	429
Allocation of syndication costs	(315)	318	—	3
Partners’ withdrawals	(2,277)	—	—	(2,277)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2013	$201,863	$—	$(7,627)	$194,236

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2013 and 2012
($ in thousands)

	General Partners
		Unallocated		Total
		Syndication		Partners’
	Capital	Costs	Capital, net	Capital

Balances at December 31, 2011	$(961)	$(7)	$(968)	$203,169
Formation loan payments received	—	—	—	—
Net income (loss)	(57)	—	(57)	(5,654)
Allocation of syndication costs	(4)	4	—	—
Partners’ withdrawals	—	—	—	(2,459)

Balances at December 31, 2012	$(1,022)	$(3)	$(1,025)	$195,056
Formation loan payments received	—	—	—	—
Net income (loss)	4	—	4	433
Allocation of syndication costs	(6)	3	(3)	—
Partners’ withdrawals	—	—	—	(2,277)

Balances at December 31, 2013	$(1,024)	$—	$(1,024)	$193,212

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
($ in thousands)

	2013	2012
Cash flows from operating activities
Net income (loss)	$433	$(5,654)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	97	302
Imputed interest on formation loan	(389)	(207)
Amortization of discount on formation loan	389	207
Provision for loan losses	(1,040)	859
REO – depreciation, rental properties	2,781	2,328
REO – depreciation, other properties	22	11
REO – loss/(gain) on disposal	(521)	(39)
REO – impairment loss	1,038	1,114

Change in operating assets and liabilities
Accrued interest	(45)	2,264
Advances on loans	1,985	1,625
Allowance for loan losses	1,227	21
Receivable from affiliate	(161)	—
Other assets	(725)	(741)
Accounts payable	(2,097)	(4,607)
Payable to affiliate	(70)	(160)
Net cash provided by (used in) operating activities	2,924	(2,677)

Cash flows from investing activities
Loans originated	(22,285)	(10,522)
Principal collected on loans	9,931	17,401
Loans sold to affiliates	2,107	1,189
Unsecured loan originated	(104)	36
Payments for development of real estate	(4,070)	(3,372)
Proceeds from disposition of real estate	9,962	30,035
Net cash provided by (used in) investing activities	(4,459)	34,767

Cash flows from financing activities
Payments on bank loan	—	(16,789)
Mortgages taken	5,000	5,160
Payments on mortgages	(3,355)	(1,548)
Partners’ withdrawals	(2,277)	(2,459)
Increase/(decrease) in non-controlling interest	(383)	(1,711)
Net cash provided by (used in) financing activities	(1,015)	(17,347)

Net increase (decrease) in cash and cash equivalents	(2,550)	14,743

Cash and cash equivalents, January 1	18,943	4,200

Cash and cash equivalents, December 31	$16,393	$18,943

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
($ in thousands)

	2013	2012
Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$6,979	$1,524

Cash paid for interest	$2,263	$2,960

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual. The address of the partnership and the general partners is 1825 South Grant Street, Suite 250, San Mateo, CA 94402. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of December 31, 2013, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

Limited partners should refer to the company's operating agreement for a more complete description of the provisions.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations.  In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. As the partnership’s three most recently completed quarters have been profitable, starting January 1, 2014, the partnership will be considering liquidation requests on a limited basis.  For the first quarter, which ends March 31, 2014, those investors that had a liquidation payment pending as of March 31, 2009 will resume liquidation payments based on their current capital balance, subject to available cash flow, and in the priority order detailed in the partnership agreement. For those limited partners that request liquidation between January 1, 2014 and prior to March 31, 2014, we will add their liquidation requests to those previously existing and they will be scheduled to commence June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

RMC acts as the broker in originating mortgage loans for RMI VIII. The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loans. RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, September 2012. The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan. As a result, RMC was deprived of the opportunity to receive brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years. During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement. RMC believes it would have had a reasonable argument that the annual formation loan payments should be suspended until such time as lending by RMI VIII was permitted to resume and brokerage commissions could be earned, but RMC elected not to take such an approach and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

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
December 31, 2013 and 2012

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

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

	2013	2012
Partners’ capital per consolidated financial statements	$193,212	$195,056
Unallocated syndication costs	—	321
Allowance for loan losses	8,790	19,815
Book vs. tax basis-real estate owned	(15,475)	(11,721)
Formation loans receivable	7,627	7,627
Partners’ capital - tax basis	$194,154	$211,098

Term of the partnership

The partnership is scheduled to terminate in 2032, unless sooner terminated as provided in the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral, net of any senior loans, and net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

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

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the partnership is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s credit worthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned (REO) held for sale

REO, held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO, held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are included in REO - operating expense in the consolidated statements of operations. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

Rental income

Rental income is recognized when earned in accordance with the lease agreement. For commercial leases, the costs associated with originating the lease are amortized over the lease term.  Residential lease terms generally range from month-to-month to one year, and the expenses of originating the lease are expensed as incurred.

Depreciation

Real estate owned held as investment that is being operated is depreciated on a straight-line basis over the estimated useful life of the property once the asset is placed in service.

Net income per $1,000 invested

Amounts reflected in the statements of operations as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their profits to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $4,000 and $(57,000) for the years ended December 31, 2013 and 2012, respectively.

Formation loan

The formation loan transactions are summarized in the following table at December 31, 2013 ($ in thousands).

	Initial	1996	2000	2002	2003	2005
	Offering of	Offering of	Offering of	Offering of	Offering of	Offering of
	$15,000	$30,000	$30,000	$50,000	$75,000	$100,000	Total
Limited Partner
contributions	$14,932	$29,993	$29,999	$49,985	$74,904	$100,000	$299,813

Formation Loan	$1,075	$2,272	$2,218	$3,777	$5,661	$7,564	$22,567
Unamortized discount on
Formation loan	—	—	(23)	(80)	(414)	(1,317)	(1,834)
Formation Loan, net	1,075	2,272	2,195	3,697	5,247	6,247	20,733
Repayments	(991)	(2,099)	(1,883)	(2,948)	(3,414)	(2,962)	(14,297)
Early withdrawal penalties	(84)	(173)	(137)	(100)	(142)	(7)	(643)
Formation Loan, net at
December 31, 2013	—	—	175	649	1,691	3,278	5,793
Unamortized discount on
Formation loan	—	—	23	80	414	1,317	1,834
Balance,
December 31, 2013	$—	$—	$198	$729	$2,105	$4,595	$7,627

Percent loaned	7.2%	7.6%	7.4%	7.6%	7.6%	7.6%	7.5%

Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. During 2013 and 2012, $389,000 and $207,000, respectively, were recorded related to amortization of the discount on imputed interest.

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2014	$—
2015	1,898
2016	1,674
2017	1,323
2018	1,163
Thereafter	1,569
Total	$7,627

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

RMC acts as the broker in originating mortgage loans for RMI VIII. The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loans. RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, September 2012. The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan. As a result, RMC was deprived of the opportunity to receive brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years. During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement. RMC believes it would have had a reasonable argument that the annual formation loan payments should be suspended until such time as lending by RMI VIII was permitted to resume and brokerage commissions could be earned, but RMC elected not to take such an approach and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

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

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. In 2013 and 2012, loan brokerage commissions paid to the general partners by the borrowers were $431,000 and $116,000, respectively.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. In 2013 and 2012, these fees totaled $21,641 and $1,826, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Mortgage servicing fees (continued)

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the years ended December 31, ($ in thousands).

	2013	2012
Chargeable by RMC	$884	$1,083
Waived by RMC	(295)	(361)
Charged	$589	$722

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

Asset management fees for the years ended December 31, 2013 and 2012 were $765,000 and $840,000, respectively. No asset management fees were waived during any period reported.

Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During 2013 and 2012, operating expenses totaling $1,613,000 and $1,321,000, respectively, were reimbursed to RMC. RMC did not waive its right to request reimbursement of any qualifying charges during 2013 and 2012.

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and are being allocated to individual partners consistent with the partnership agreement.

Through December 31, 2013, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,820)

December 31, 2013 balance	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Syndication costs (continued)

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

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2013, approximately 50% of the partnership’s loans (representing 54% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years.

As of December 31, 2013, approximately 47% of the loans outstanding (representing 84% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents and would be funded from available cash balances and future cash receipts. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded. As of December 31, 2013, there were no such loans.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2013	2012
Principal, January 1	$60,870	$73,386
Loans funded or acquired	22,285	10,522
Principal collected	(9,931)	(17,401)
Loans sold to affiliates	(2,107)	(1,189)
Foreclosures	(18,975)	(3,728)
Other – loans charged off against allowance	(252)	(720)
Principal, December 31	$51,890	$60,870

During 2013 and 2012, the partnership renewed two and four loans, respectively, with an aggregate principal of approximately $349,000 and $967,000, respectively that were not included in the activity shown on the table above.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	2013	2012
Number of secured loans	36	39
Secured loans – principal	$51,890	$60,870
Secured loans – lowest interest rate (fixed)	4.00%	3.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,441	$1,561
Average principal as percent of total principal	2.78%	2.56%
Average principal as percent of partners’ capital	0.75%	0.80%
Average principal as percent of total assets	0.59%	0.63%

Largest secured loan – principal	$16,312	$16,697
Largest principal as percent of total principal	31.44%	27.43%
Largest principal as percent of partners’ capital	8.44%	8.56%
Largest principal as percent of total assets	6.65%	6.74%

Smallest secured loan – principal	$79	$87
Smallest principal as percent of total principal	0.15%	0.14%
Smallest principal as percent of partners’ capital	0.04%	0.04%
Smallest principal as percent of total assets	0.03%	0.04%

Number of counties where security is located (all California)	17	19
Largest percentage of principal in one county	41.68%	46.18%

Number of secured loans in foreclosure status	2	6
Secured loans in foreclosure – principal	$16,689	$1,910

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of December 31, 2013, the partnership’s largest loan, in the unpaid principal balance of $16,312,000 (representing 31.44% of outstanding secured loans and 6.65% of partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	2013			2012
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	19	$36,816	71%	17	$33,785	56%
Second trust deeds	16	14,784	28	21	26,789	44
Third trust deeds	1	290	1	1	296	—
Total secured loans	36	51,890	100%	39	60,870	100%
Liens due other lenders at loan closing		53,098			80,875

Total debt		$104,988			$141,745

Appraised property value at loan closing		$148,215			$199,392

Percent of total debt to appraised
values (LTV) at loan closing (1)		70.83%			71.10%

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

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	2013			2012
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	27	$33,771	65%	31	$46,295	76%
Multi-family	1	1,000	2	2	2,557	4
Commercial(2)	8	17,119	33	6	12,018	20
Total secured loans	36	$51,890	100%	39	$60,870	100%

(2)	Includes one loan with a principal balance of approximately $532,000, secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Property type

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of December 31, 2013 and 2012, $16,312,000 and $36,855,000, respectively, of the partnership’s loans were secured by condominium properties.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table at December 31, 2013 ($ in thousands).

	December 31, 2013		December 31, 2012
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

San Francisco	$21,627	41.68%	$28,115	46.18%

San Francisco Bay Area(1)
Contra Costa	16,647	32.08	17,927	29.44
Santa Clara	3,208	6.18	3,182	5.23
San Mateo	1,765	3.40	665	1.09
Alameda	1,260	2.43	1,682	2.76
Solano	—	—	1,641	2.70
Napa	406	0.78	411	0.68
Marin	180	0.35	180	0.30
	23,466	45.22	25,688	42.20

Other Northern California
Sacramento	249	0.48	2,518	4.14
Calaveras	182	0.35	196	0.32
Monterey	178	0.34	183	0.30
San Benito	97	0.19	98	0.16
Butte	79	0.15	115	0.19
	785	1.51	3,110	5.11

Northern California Total	45,878	88.41	56,913	93.49

Southern California
Riverside	—	—	2,140	3.52
Los Angeles	2,511	4.84	817	1.34
San Diego	1,680	3.24	95	0.16
Orange	1,354	2.61	588	0.97
Ventura	350	0.67	—	—
San Bernardino	—	—	196	0.32
Kern	117	0.23	121	0.20
Southern California Total	6,012	11.59	3,957	6.51

Total Secured Loans	$51,890	100%	60,870	100%

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at December 31, 2013	Loans	Principal	Percent
2014	6	$10,754	21%
2015	10	14,484	28
2016	6	5,450	10
2017	4	1,391	3
2018	2	585	1
Thereafter	3	1,532	3
Total future maturities	31	34,196	66
Matured at December 31, 2013	5	17,694	34
Total secured loans	36	$51,890	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes two loans with an aggregate principal of $349,000 which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	2013	2012
Number of loans(3)(4)	5	14
Principal	$17,694	$36,486
Advances	683	5,014
Accrued interest	63	61
Loan balance	$18,440	$41,561
Percent of principal	34%	60%

(3)	The secured loans past maturity include 5 and 12 loans as of December 31, 2013 and 2012, respectively, also included in the secured loans in non-accrual status.

(4)	The secured loans past maturity include 5 and 10 loans as of December 31, 2013 and 2012, respectively, also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	2013	2012
Past due
30-89 days	$665	$783
90-179 days	17,197	2,062
180 or more days	474	19,033
Total past due	18,336	21,878
Current	33,554	38,992
Total secured loans	$51,890	$60,870

At December 31, 2013, the partnership had three workout agreements in effect with an aggregate principal of $1,097,000. All three borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. All three of the loans were designated impaired and were in non-accrual status.

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

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the years ended December 31, 2013 and 2012 was $62,000 and $50,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at December 31, 2013 and 2012 was $81,000 and $14,000, respectively.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2013		2012
	Active	Principal	Active	Principal
Balance, January 1	5	$6,085	3	$908
New modifications	1	325	2	5,225
Paid off/Foreclosed	(1)	(2,140)	—	—
Principal collected	—	(323)	—	(48)
Ending, December 31	5	$3,947	5	$6,085

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2013		2012
	Active	Principal	Active	Principal
Balance, January 1	4	$1,126	8	$4,255
New agreements	2	847	2	613
Paid off/Foreclosed	(1)	(417)	—	—
Expired/Voided	(2)	(449)	(6)	(3,735)
Principal collected	—	(10)	—	(7)
Ending, December 31	3	$1,097	4	$1,126

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded.  TDRs on secured loans transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2013		2012
	Active	Principal	Active	Principal
Balance, January 1	6	$8,042	4	$6,625
New agreements	2	990	2	3,281
Paid off/Foreclosed	(3)	(4,507)	—	—
Principal collected	—	(297)	—	(1,864)
Ending, December 31	5	$4,228	6	$8,042

Provision for loan losses		$—		$—

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2013	2012
Secured loans in nonaccrual status
Number of loans	8	18
Principal	$18,361	$43,352
Advances	688	5,028
Accrued interest	63	11
Loan balance	$19,112	$48,391
Foregone interest	$887	$3,255

At December 31, 2013 and 2012, there was a loan with a loan balance of $425,000 and $99,000, respectively, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table ($ in thousands).

	2013	2012
Principal	$21,499	$45,964
Recorded investment(5)	$22,249	$51,054
Impaired loans without allowance	$4,149	$9,611
Impaired loans with allowance	$18,100	$41,443
Allowance for loan losses, impaired loans	$8,740	$19,560

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31, ($ in thousands).

	2013	2012
Average recorded investment	$36,652	$66,898
Interest income recognized	$156	$195
Interest income received in cash	$378	$612

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the years ended December 31 ($ in thousands).

	2013	2012
Balance, January 1	$19,815	$22,035

Provision for loan losses	(1,040)	859

Charge-offs, net
Charge-offs	(14,623)	(3,100)
Recoveries	4,638	21
Charge-offs, net	(9,985)	(3,079)

Balance, December 31	$8,790	$19,815

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	17.00%	4.32%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table for the years ended December 31, ($ in thousands).

	2013		2012
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$8,790	65%	$19,255	76%
Multi-family	—	2	60	4
Commercial	—	33	500	20
Total for secured loans	$8,790	100%	$19,815	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$8,790	100%	$19,815	100%

NOTE 5 – REAL ESTATE OWNED (REO)

REO held for sale

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

Transactions and activity, including changes in the net book values, if any, and the property types are presented in the following table for the years ended December 31, ($ in thousands).

	2013	2012
Balance, January 1	$—	$48,406
Acquisitions	3,895	—
Dispositions	(7,745)	(30,003)
Improvements/betterments	11	447
Designated from REO held as investment	20,594	—
Designated to REO held as investment	—	(18,337
Change in net book value	(160)	(513)
Depreciation	(43)	—
Balance, December 31	$16,552	$—

Property type
Rental	$10,541	—
Development	6,011	—
Total REO, held for sale	$16,552	—

Number of properties, December 31	3	—

The following transactions closed during 2013, all within the fourth quarter:

-	Acquired through foreclosure four units in a multi-family building located in San Francisco County. All units were sold in the fourth quarter for approximately their carrying value.
-	Designated from REO held as investment an eight unit multi-family rental property located in San Francisco County. This property sold in December with a gain of approximately $521,000.
-	Designated from REO held as investment a commercial rental property located in San Francisco County. The general partners expect this property to sell in the first half of 2014.
-
Designated from REO held as investment the remaining three units of a tenant-in-common building located in San Francisco County, California.  One unit’s sale closed in early 2014 for approximately its carrying value.

-	Designated from REO held as investment a six unit apartment building located in Solano County. This property sold in early 2014 for approximately its carrying value.

The net rental income for the two designated properties, and any other REO held for sale rental results, has been reclassified from REO – Rental Operations, to Revenues – Other for all periods presented in the financial statements and the Results of Operations in Item 7 of this report. The rental operations, net for REO held for sale properties for the years ended December 31, 2013 and 2012 was $532,000 and ($6,000), respectively. Interest expense on the mortgages securing the rental properties was $580,000 and $2,000 for the years ended December 31, 2013 and 2012, respectively.

During 2012, the partnership designated four properties to REO held as investment. Of the properties listed in the tables as dispositions in 2012, the partnership recorded an aggregate investment gain of approximately $39,000.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

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

REO held as investment, net

For REO, held as investment, the activity in net book value (NBV) and changes in the impairment reserves are summarized in the following table for the years ended December 31 ($ in thousands).

	NBV		Accumulated Depreciation
	2013	2012	2013	2012
Balance, January 1	$181,333	$161,402	$5,926	$3,594
Acquisitions	3,099	1,649	—	—
Dispositions	(1,696)	7	—	(7)
Improvements/betterments	4,059	2,925	—	—
Designated from REO held for sale	—	18,337	—	—
Designated to REO held for sale	(20,594)	—	(411)	—
Changes in net book values (NBV)	(878)	(648)	—	—
Depreciation	(2,760)	(2,339)	2,760	2,339
Balance, December 31	$162,563	$181,333	$8,275	$5,926

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – REAL ESTATE OWNED (REO), (continued)

REO held as investment, net (continued)

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

-
Acquired through foreclosure a multi-family complex located in Solano County. The recorded investment was approximately $1,200,000. The partnership placed its interest in the title to the property in a single asset entity named Willow Street Property Company, LLC.  Rehabilitation work has been complete and the property is now being rented.

-	Sold a tenant-in-common unit located in San Francisco County. The unit sold for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold a portion of a land parcel located in Stanislaus County. The parcel sold for approximately its carrying value after taking into account a previously recorded valuation reserve.
-
Acquired through foreclosure a six unit apartment building located in Solano County. The recorded investment was approximately $399,000. The partnership placed its interest in the title to the property in a single asset entity named 515 Louisiana Property Company, LLC.

-	Designated three properties as REO held for sale in December 2013.

During the second quarter of 2012, the partnership acquired through foreclosure a partially completed home subdivision in Fresno County, California. The recorded investment was approximately $1,649,000.

REO, held as investment, summarized by property classification is presented in the following table ($ in thousands).

	December 31, 2013		December 31, 2012
	Properties	NBV	Properties	NBV
Property classification
Rental	19	$141,812	19	$154,566
Development	5	20,751	6	26,767
Total REO, held as investment, net	24	$162,563	25	$181,333

Rental properties include single-family residences (1-4 units), multi-family buildings, wholly-owned condominium complexes, fractured condominium complexes and commercial property.

Development properties consist of the following five properties at December 31, 2013 and five of the six properties at December 31, 2012:

-	A property under construction consisting of two condominium units, with a carrying value of $5,776,000 and cost to complete of approximately $300,000.
-	A property located in Los Angeles County, presently zoned and entitled as commercial, being developed and re-entitled to residential.
-	Approximately 14 and 15 acres at December 31, 2013 and 2012, respectively, located in Stanislaus County zoned commercial.
-	Approximately 13 acres located in Marin County, zoned for residential development.
-	A partially completed home subdivision located in Fresno County. The property has rental operations of five single-family residences.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – REAL ESTATE OWNED (REO), (continued)

REO held as investment, net (continued)

REO, held as investment, summarized by geographic area is presented in the following table as of December 31, ($ in thousands).

	2013				2012
	Rental		Non-Rental		Rental		Non-Rental
County	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco	3	$3,915	1	$5,776	5	$17,962	2	$11,398

San Francisco Bay Area(1)(2)
Alameda	3	8,515	—	—	3	8,310	—	—
Contra Costa	4	13,985	—	—	3	12,651	—	—
Marin	—	—	1	1,209	—	—	1	1,210
Napa	1	1,491	—	—	1	1,592	—	—
Solano	1	1,149	—	—	—	—	—	—
	9	25,140	1	1,209	7	22,553	1	1,210

Northern California(1)
Amador	1	1,551	—	—	1	1,603	—	—
Fresno	—	—	1	1,612	—	—	1	1,635
Sacramento	1	40,165	—	—	1	40,515	—	—
San Joaquin	2	3,235	—	—	2	2,878	—	—
Stanislaus	—	—	1	2,790	—	—	1	3,700
Sutter	1	475	—	—	1	484	—	—
	5	45,426	2	4,402	5	45,480	2	5,335

Southern California
Los Angeles	2	67,331	1	9,364	2	68,571	1	8,824
	2	67,331	1	9,364	2	68,571	1	8,824
Total REO Held as investment	19	$141,812	5	$20,751	19	$154,566	6	$26,767

(1)	Excluding line(s) above.
(2)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Held as investment, net (continued)

REO, held as investment, summarized by property type is presented in the following table as of December 31, ($ in thousands).

	2013		2012
	Properties	NBV	Properties	NBV
Property type
Residential
Single family	3	$8,879	4	$14,624
Apartments	1	527	1	376
Condominiums(3)	4	65,014	4	68,448
Fractured Condominiums(4)	10	71,588	10	72,292
Commercial(5)	6	16,555	6	25,593
Total REO, held as investment, net	24	$162,563	25	$181,333

(3)       Includes units in condominium complexes wholly-owned by the partnership.
(4)       Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.
(5)       Includes two parcels of land of 14 and 13 acres respectively.

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the years ended December 31 ($ in thousands).

	2013	2012
Rental income	$11,125	$11,557
Operating expenses, rentals
Administration and payroll	1,394	1,431
Homeowner association fees	857	865
Professional services	275	296
Utilities and maintenance	1,223	1,238
Advertising and promotions	136	128
Property taxes	1,171	1,849
Other	225	280
Total operating expenses, rentals	5,281	6,087
Net operating income	5,844	5,470
Depreciation	2,597	2,328
Receiver fees	60	239
Rental operations, net	3,187	2,903
Interest on mortgages	1,683	2,395
Rental operation, net, less related mortgage interest	$1,504	$508

Leases on residential properties are all one year lease terms or month to month. One commercial property has a short term lease, due to the cancellation clause at lessee’s option.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6 – BORROWINGS

Mortgages payable

Mortgages payable transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2013	2012
Principal, January 1	$47,293	$43,681
New mortgages taken	5,000	5,160
Principal repaid	(3,355)	(1,548)
Principal, December 31	$48,938	$47,293

Mortgages payable are summarized in the following table as of December 31, (mortgage balance $ in thousands).

Lender – summary of terms	2013	2012
NorthMarq Capital – Secured by a condominium complex,	$18,170	$18,607
located in Los Angeles County, matures July 1, 2015,
interest rate (2.90%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $119,758
East West Bank – Secured by a fractured condominium project	13,391	13,578
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
Business Partners – Secured by a commercial property located	6,721	7,100
in San Francisco County, matures May 1, 2015,
interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%),
monthly payment(1)(2) $79,155
Chase Bank – Secured by a condominium complex	5,036	5,136
located in Contra Costa County, matures September 1, 2042,
interest rate variable (fixed until September 1, 2017 at 3.52%), monthly payment $23,228
CapitalSource – Secured by a condominium complex,	4,952	—
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,258
First National Bank of Northern California – Secured by eight	—	2,179
condominium units located in San Francisco County, matures
November 1, 2016,
interest rate varies monthly (greater of Prime plus 2.35% or 5.70%), monthly payment(2) $12,856
Wells Fargo Bank – Secured by a condominium unit located in	351	365
San Francisco County, matures October 1, 2032,
interest rate (2.88%) varies annually (LIBOR plus 2.75%),
monthly payment $2,014
Wells Fargo Bank – Secured by a condominium unit located in	317	328
San Francisco County, matures September 15, 2032,
interest rate (4.03%) varies annually (bank rate plus 3.10%), monthly payment $2,174
Total mortgages payable	$48,938	$47,293

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6 – BORROWINGS (continued)

Mortgages payable (continued)

During 2013, significant transactions to mortgages payable were as follows.

-	In June 2013, the partnership obtained a mortgage loan of $5,000,000 from CapitalSource, secured by the multi-family complex held by Altura Property Company, LLC.
-	In December 2013, the mortgage held by First National Bank of Northern California was paid in full upon the sale of the eight condominium units securing the loan.

During 2012, significant transactions to mortgages payable were as follows.

-
In June 2012 the partnership and East West bank finalized negotiations and executed a loan agreement to succeed the maturing note. The maturing loan had a balance of $13,681,000, an interest rate of 7.50% and matured on May 5, 2012.

-	In August 2012, the partnership obtained a mortgage loan of $5,160,000 from Chase Bank, secured by the multi-family complex held by Diablo Villas, LLC.
-	In August 2012, the partnership sold a non-rental property secured by a mortgage of $107,000. The interest expense incurred for 2012 was approximately $3,000.
-	The Chase Bank and GMAC mortgages shown in the above table with zero balances at December 31, 2012, were paid off in full when the properties securing the loans were sold during 2012.

The future minimum payments of principal on the above mortgages at December 31, 2013 are presented in the following table ($ in thousands).

2014	$1,326
2015	24,506
2016	503
2017	13,012
2018	292
Thereafter	9,299
Total	$48,938

Bank loan, secured

In September 2012, the partnership paid all remaining amounts owing under the Bank Loan. The Bank Loan balance was $16,789,000, at December 31, 2011.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 7 – FAIR VALUE

The partnership does not record loans, REO, nor mortgages payable at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis.
- Loans designated impaired (i.e. that are collateral dependent).
- REO held for sale.
- REO held as investment.
- Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure during the year.
- Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure and sold during the year.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2013
Impaired loans with allowance, net(1)	$—	$9,360	$—	$9,360
REO held for sale	$—	$16,552	$—	$16,552
REO held as investment(2)	$—	$4,868	$1,551	$6,419
Impaired loans with allowance, net
foreclosed upon during 2013(1)(3)	$—	$2,662	$—	$2,662
Impaired loans with allowance, net
foreclosed and sold during 2013(1)	$—	$3,895	$—	$3,895

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2012
Impaired loans with allowance, net(1)	$—	$21,883	$—	$21,883
REO held for sale	$—	$—	$—	$—
REO held as investment(2)	$—	$12,022	$1,603	$13,625
Impaired loans with allowance, net
foreclosed upon during 2012(1)(3)	$—	$1,634	$—	$1,634
Impaired loans with allowance, net
foreclosed and sold during 2012(1)	$—	$—	$—	$—

(1)	Sum of principal, advances, interest accrued, less the related specific allowance for financial reporting purposes.
(2)	Only includes properties with a valuation change during the year.
(3)	Excludes any properties included in the REO lines above.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 7 – FAIR VALUE (continued)

In 2012, in line with improving volumes of transactions and fewer distressed sales it was determined that sufficient market transactions were occurring to reclassify impaired loans with allowance, net to Level 2 from Level 3.

Amounts shown as level 3 in 2012 for REO held as investment have been reclassified to level 2 in light of the improved real estate markets in 2012 which have continued to improve during 2013.

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans (Level 2) – The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value. Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the very limited resale market for the loans. Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  Further there are no prepayment penalties to be collected and any loan buyers would be unwilling to risk paying above par. Due to these factors sales of the loans are infrequent and an active market does not exist.

(b)
Secured loans (Level 2) – designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions Level 2 inputs.

The following methods are used depending upon the property type of the collateral of the secured loans.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, and year built.

Where sufficient, applicable sale comps are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

Multi-family residential – The company’s multi-family residential assets consist of either multiple owned units at fractured condominium projects and wholly owned apartment complexes with condominium overlays, management’s fair market value analysis compares the aggregate retail value of the units as for-sale condominiums against the asset’s value as an income-producing rental property in determining its most favorable market.

Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method for the individual condominium units. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, amenities and year built. For fractured condominium projects, sales of units within the same community are preferred.

Management compiles the list of the most relevant sale comps and derives an average price per square foot, which is then applied to the average square footage of company-owned units at the subject property to determine the average price per unit and the gross square footage of all company units to determine the aggregate retail value of the units as for-sale condominiums.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 7 – FAIR VALUE (continued)

       Where adequate sale comps are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

Management’s preferred method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method when rental operations are consistent and rental income and expenses have been normalized. In order to determine market cap rates, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

Where such information is available, management may also determine the asset’s value as an income-producing rental project via the sale comparison method by comparing the value of similar multifamily assets sold recently. This method typically applies only to wholly owned apartment complexes.

Management compares the aggregate retail value to the value as an income-producing rental project to determine the property’s current highest and best use/ most favorable market, setting the fair market value accordingly.

Commercial buildings – Where commercial rental income information is available, management’s preferred method for determining the fair value of its commercial real estate assets is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project.  When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value of stabilized properties performing at market, less any cost to improve.

Supplemental, and particularly when reliable net operating income is not available or the project is under development, management will seek additional information in the form of a sale comparison analysis (where adequate sale comps are available), broker’s opinion of value, or appraisal.

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land.

(c)
Unsecured loans (Level 3). Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate owned (REO), net (Level 2). Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable. The fair value estimates are derived as above in secured loans for similar property types.  In rare instances where no market comps are available, the fair value of the property will be computed using internal analytics that are expected to be indicative of the value that would be ascribed by a buyer/investor.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 7 – FAIR VALUE (continued)

(e)
Mortgages payable (Level 2). The partnership has mortgages payable (see Note 6 Borrowings for details). The interest rates are deemed to be at market rates for the type and location of the securing property, the length of the mortgage, and the other terms and conditions are deemed to be customary. All of the partnership’s mortgages are deemed to be at fair value as they are either, with variable interest rates which have adjusted within the past twelve months, or were refinanced/extended within the past twelve months with terms and conditions deemed customary for the collateral property.

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

Commitments

At December 31, 2013, there was one property with a carrying value of $5,776,000 in construction with remaining construction costs of approximately $300,000.

NOTE 9 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2013 and 2012.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting in 2013 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership has no officers or directors. The general partners are RMC, RMC’s wholly-owned subsidiary Gymno LLC, and Michael R. Burwell, an individual. The general partners are solely responsible for managing the partnership business, subject to the rights of the limited partners to vote on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. A majority of the outstanding limited partnership interests may, without the consent of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners. The approval of all of the limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

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

Michael R. Burwell.  Michael R. Burwell, age 57, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); and President, Director, Chief Financial Officer, Secretary and Manager of Gymno LLC (1986-present).

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2013. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
RMC (General Partner)	Mortgage Servicing Fee for servicing loans…………..	$589,000

General Partners &/or Affiliates	Asset Management Fee for managing assets………….	$765,000

General Partners	1% interest in profits (loss)……………………………	$4,000
	Less allocation of syndication costs…………………...	(3,000)
		$1,000

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan………………………………..	$—

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2013 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RMC	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership…………………….	$431,000

RMC	Processing and Escrow Fees for services in connection
	with notary, document preparation, credit investigation,
	and escrow fees payable by the borrowers and not by the
	partnership……………………………………………….	$21,011

Gymno	Reconveyance Fee……………………………………….	$630

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE CONSOLIDATED STATEMENTS OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2013 . . . . . . . . . . . . . . . . . . . . .  $1,613,000

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners own an aggregate total of (0.44)% of the partnership and are allocated 1% of income and losses.
No person or entity owns beneficially more than five percent (5%) of the limited partnership interest.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2013 and 2012 are as follows:

Audit Fees. The aggregate fees billed and accrued during the years ended December 31, 2013 and 2012 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $232,625 and $514,179, respectively.

Audit Related Fees. There were no fees billed during the years ended December 31, 2013 and 2012 for audit-related services.

Tax fees. The aggregate fees billed for tax services for the years ended December 31, 2013 and 2012 were $30,000 and $63,286, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees. There were no other fees billed during the years ended December 31, 2013 and 2012.

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

21.1		Subsidiaries of Redwood Mortgage Investors VIII
31.1		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Selected Portions of the Prospectus, dated August 4, 2005 and Supplement No. 6 dated April 28, 2008
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

All of the above exhibits, other than exhibits 21.1, 31.1, 31.2, 31.3, 32.1, 32.2, 32.3, 99.1 and 101 exhibits were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900, and incorporated by reference herein), except Exhibit 10.7 is incorporated by reference herein from Exhibit 10.7 to our Form 10-K filed on April 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2014.

REDWOOD MORTGAGE INVESTORS VIII

By:		Redwood Mortgage Corp.

	By:	/s/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

By:		Gymno LLC, General Partner

	By:	/s/ Michael R. Burwell
Michael R. Burwell, Manager

By:		/s/ Michael R. Burwell
Michael R. Burwell, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2014.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2014

/s/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	March 31, 2014

/s/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2014