Form 10-Q
period 2014-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2014-05-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1825 S. Grant Street, Suite 250, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Balance Sheets
March 31, 2014 (unaudited) and December 31, 2013 (audited)
($ in thousands)

ASSETS

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$16,117	$16,393

Loans
Secured by deeds of trust
Principal	53,119	51,890
Advances	709	708
Accrued interest	282	222
Unsecured	112	112
Allowance for loan losses	(8,760)	(8,790)
Net loans	45,462	44,142

Receivable from affiliate	—	33

Real estate held for sale, net	24,547	16,552

Real estate held as investment	151,512	162,563

Other assets, net	5,226	5,258

Total assets	$242,864	$244,941

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	1,353	980
Payable to affiliate	350	495
Mortgages payable	$48,612	$48,938

Total liabilities	50,315	50,413

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	192,533	194,236
General partners’ capital (deficit), net	(1,023)	(1,024)
Total partners’ capital	191,510	193,212

Non-controlling interest	1,039	1,316
Total capital	192,549	194,528

Total liabilities and capital	$242,864	$244,941

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Operations
For the Three and Three Months Ended March 31, 2014 and 2013
($ in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues, net
Interest income
Loans	$668	$342
Imputed interest on formation loan	106	93
Other interest income	—	—
Total interest income	774	435

Interest expense
Bank loan, secured	—	—
Mortgages	546	551
Amortization of discount on formation loan	106	93
Other interest expense	—	—
Total interest expense	652	644

Net interest income/(expense)	122	(209)

Late fees	2	3
Other	145	—
Total revenues/(expense), net	269	(206)

Provision for loan losses	(30)	—

Operating Expenses
Mortgage servicing fees	126	153
Asset management fees	190	192
Costs from Redwood Mortgage Corp.	509	390
Professional services	108	450
REO
Rental operations, net	(800)	(968)
Holding costs	27	64
Loss/(gain) on disposal	(2)	—
Other	11	4
Total operating expenses	169	285

Net income (loss)	$130	$(491)

Net income (loss)
General partners (1%)	$1	$(5)
Limited partners (99%)	129	(486)
	$130	$(491)

Net income (loss) per $1,000 invested by limited
partners for entire period
Where income is reinvested	$1	$(2)
Where partner receives income in monthly distributions	$1	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2014
(in thousands) (unaudited)

	Limited Partners
	Capital	Unallocated Syndication Costs	Formation Loan	Capital, net

Balance, December 31, 2013	$201,863	$—	$(7,627)	$194,236
Net income (loss)	129	—	—	129
Allocation of syndication costs	—	—	—	—
Withdrawals	(1,875)	—	—	(1,875)
Early withdrawal penalties	—	—	43	43

Balance, March 31, 2014	$200,117	$—	$(7,584)	$192,533

	General Partners
	Capital	Unallocated Syndication Costs	Capital, net	Total Partners’ Capital

Balance, December 31, 2013	$(1,024)	$—	$(1,024)	$193,212
Net income (loss)	1	—	1	130
Allocation of syndication costs	—	—	—	—
Withdrawals	—	—	—	(1,875)
Early withdrawal penalties	—	—	—	43

Balance, March 31, 2014	$(1,023)	$—	$(1,023)	$191,510

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
($ in thousands) (unaudited)

	2014	2013
Cash flows from operating activities
Net income (loss)	$130	$(491)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	24	20
Imputed interest on formation loan	(106)	(93)
Amortization of discount on formation loan	106	93
Provision for loan losses	(30)	—
REO – depreciation, rental properties	651	602
REO – depreciation, other properties	5	6
REO – loss/(gain) on disposal	(2)	—
REO – impairment loss	—	—
Change in operating assets and liabilities
Accrued interest	(60)	10
Advances on loans	(1)	(52)
Allowance for loan losses-recoveries, net of receivables	—	60
Receivable from affiliates	33	—
Other assets	9	(433)
Accounts payable and accrued liabilities	372	(154)
Payable to affiliate	(145)	91
Net cash provided by (used in) operating activities	986	(341)

Cash flows from investing activities
Secured loans funded or acquired	(7,875)	—
Principal collected on secured loans	6,646	562
Unsecured loans	—	8
Payments for development of REO	(651)	(682)
Proceeds from disposition of REO	3,053	—
Net cash provided by (used in) investing activities	1,173	(112)

Cash flows from financing activities
Payments on mortgages	(326)	(266)
Partners’ withdrawals	(1,875)	(566)
Early withdrawal fees	43	—
Increase/(decrease) in non-controlling interest	(277)	(12)
Net cash provided by (used in) financing activities	(2,435)	(844)

Net increase (decrease) in cash and cash equivalents	(276)	(1,297)

Cash and cash equivalents, January 1	16,393	18,943

Cash and cash equivalents, March 31	$16,117	$17,646

Cash paid for interest	$546	$551

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (RMI VIII or the partnership) was organized in 1993. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.

The general partners of the partnership are Redwood Mortgage Corp. (RMC) and its wholly-owned subsidiary, Gymno LLC (Gymno), a California limited liability company, and Michael R. Burwell (Burwell), an individual. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of December 31, 2013, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership,
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Election to receive monthly, quarterly or annual distributions

At the time of their subscription for units, partners elect to have distributed to them their monthly, quarterly or annual allocation of profits, or to have profits allocated to their capital accounts to compound. Subject to certain limitations, those electing compounding may subsequently change their election. A partner’s election to receive cash distributions is irrevocable.

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

In order to provide a certain degree of liquidity to the limited partners, once a limited partner has been in the partnership for the minimum five-year period, they may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. The general partners, at their discretion, may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. The partnership’s four most recently completed quarters have been profitable, and it has re-commenced providing capital liquidation payments as of March 31, 2014. For the quarter ending  March 31, 2014, those investors that had a liquidation payment pending as of March 31, 2009, the partnership resumed liquidation payments based on their current capital balance based on their election existing in March 2009. Limited partners were informed of our reinstitution of accepting liquidation requests and those that requested liquidation between January 1, 2014 and prior to March 31, 2014, will have their liquidation requests added to those previously existing and they will be scheduled to commence June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

Syndication costs

The company ultimately incurred its own syndication costs, including expenses incurred in connection with the start-up of the company or ongoing offering of the units, including legal and accounting fees, printing, mailing, distribution costs, filing fees, reimbursements to participating broker-dealers for due diligence expenses, reimbursements for training and education meetings for associated persons of a FINRA member, and marketing reallowances of up to 1% of gross offering proceeds (sale of units, excluding DRIP and premium units, but excluding certain sales commissions paid by RMC, principally to broker dealers). Syndication costs were charged against members’ capital and allocated to individual members consistent with the company’s operating agreement.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans

Sales commissions are paid to the broker dealers by RMC and are not paid directly by the partnership out of the offering proceeds. The partnership loans to RMC, one of the general partners, amounts to pay all sales commissions to broker/dealers for sale of member interests and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and is being repaid equally over a ten year period commencing the year after the close of a partnership offering. The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As payments on the formation loan are received from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect in the years the offering closed. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

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

Term of the partnership

The partnership is scheduled to terminate in 2032, unless sooner terminated as provided in the limited partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

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

- Fair Value Estimates

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date (i.e. the balance sheet date). An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

For secured loans, the collaterals’ fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon. This computation is done for each loan (whether performing or designated impaired)

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  These sources would be considered Level 2 inputs.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

- Fair Value Estimates (continued)

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value for property types – or individual properties that do not transact regularly and/or would not qualify for traditional (e.g. bank) financing.

- Allowance for loan losses

Loans and the related advances and accrued interest are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms.  If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired (impaired loans). Any subsequent payments on impaired loans are applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

Performing loans, are aggregated by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.

For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (principal , plus advances, plus accrued interest less the specific allowance) is reduced to the estimated fair value of the related collateral, net of any senior loans, and net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type and for individual loans in the loan portfolio. Because the partnership is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s credit worthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, partnership cash balances in banks exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amount paid out on the borrower’s behalf and accrue interest until repaid by the borrower.

The partnership may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account.  In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the principal.

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

Interest is accrued daily based on the principal of the loans. An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured. Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned (REO) held for sale

REO, held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. REO, held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO, held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are included in REO – operating expense in the consolidated statements of operations. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

REDWOOD MORTGAGE INVESTORS VIII.
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $1,300 and $(5,000) for the three months ended March 31, 2014 and 2013, respectively.

Formation loan

The formation loan transactions are summarized in the following table at March 31, 2014 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,728)
Formation loan made, net	20,839
Repayments to date	(14,297)
Early withdrawal penalties applied	(686)
Formation loan, net	5,856
Unamortized discount on formation loan	1,728
Balance, March 31, 2014	$7,584

Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. During the three months ended March 31, 2014 and 2013, approximately $106,000 and $93,000, respectively, were recorded related to amortization of the discount on imputed interest.

The future minimum payments on the formation loan are presented in the following table ($ in thousands).

2014	$—
2015	1,893
2016	1,665
2017	1,322
2018	1,150
Thereafter	1,554
Total	$7,584

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

The following commissions and fees are paid by the borrowers.

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. In the three months ended March 31, 2014 and 2013, loan brokerage commissions paid to the general partners by the borrowers were $134,563 and $0, respectively.

- Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. In the three months ended March 31, 2014 and 2013, these fees totaled $5,424 and $3,608, respectively.

The following fees are paid by the company.

- Mortgage servicing fees

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

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the three months ended March 31, ($ in thousands).

	2014	2013
Chargeable by RMC	$189	$230
Waived by RMC	(63)	(77)
Charged	$126	$153

- Asset management fees

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

Asset management fees for the three months ended March 31, 2014 and 2013 were $190,000 and $192,000, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

- Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During the three months ended March 31, 2014 and 2013, operating expenses totaling $509,000 and $390,000, respectively, were reimbursed to RMC. RMC did not waive its right to request reimbursement of any qualifying charges during the three months ended March 31, 2014 and 2013.

- Syndication costs

As of December 31, 2013 all syndication costs, totaling $5,010,000, have been allocated to the limited partner’s capital accounts.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a loan term up to five years. As of March 31, 2014, 22 (58%) of the partnership’s loans (representing 56% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of March 31, 2014, 17 (45%) of the loans outstanding (representing 79% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined by the managers to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of March 31, 2014, the partnership had no construction loans outstanding.

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of March 31, 2014, the partnership had no rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, ($ in thousands).

	2014	2013
Principal, January 1	$51,890	$60,870
Loans funded or acquired	7,875	—
Principal collected	(6,646)	(562)
Loans assigned to affiliates	—	—
Foreclosures	—	—
Principal, March 31	$53,119	$60,308

During the three months ended March 31, 2014 and 2013, the partnership renewed zero and two loans, respectively, with a remaining aggregate principal of approximately $0 and $353,000, at March 31, 2014 and 2013, respectively, not included in the activity shown on the table above.

Loan characteristics

Secured loans had the characteristics presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31,	December 31,
	2014	2013
Number of secured loans	38	36
Secured loans – principal	$53,119	$51,890
Secured loans – lowest interest rate (fixed)	4.00%	4.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,398	$1,441
Average principal as percent of total principal	2.63%	2.78%
Average principal as percent of partners’ capital	0.73%	0.75%
Average principal as percent of total assets	0.58%	0.59%

Largest secured loan – principal	$16,312	$16,312
Largest principal as percent of total principal	30.71%	31.44%
Largest principal as percent of partners’ capital	8.52%	8.44%
Largest principal as percent of total assets	6.72%	6.65%

Smallest secured loan – principal	$69	$79
Smallest principal as percent of total principal	0.13%	0.15%
Smallest principal as percent of partners’ capital	0.04%	0.04%
Smallest principal as percent of total assets	0.03%	0.03%

Number of counties where security is located (all California)	16	17
Largest percentage of principal in one county	36.62%	41.68%

Number of secured loans in foreclosure status	2	2
Secured loans in foreclosure – principal	$16,555	$16,689

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of March 31, 2014, the partnership’s largest loan, in the unpaid principal balance of $16,312,000 (representing 30.71% of outstanding secured loans and 6.72% of partnership assets) has an interest rate of 5.00% and is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress of the receiver.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

Lien position

At funding secured loans had the following lien positions and are presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	22	$39,695	75%	19	$36,816	71%
Second trust deeds	15	13,136	24	16	14,784	28
Third trust deeds	1	288	1	1	290	1
Total secured loans	38	53,119	100%	36	51,890	100%
Liens due other lenders at loan closing		51,204			53,098

Total debt		$104,323			$104,988

Appraised property value at loan closing		$152,380			$148,215

Percent of total debt to appraised
values (LTV) at loan closing(1)		68.46%			70.83%

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

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	28	$31,470	59%	27	$33,771	65%
Multi-family	1	1,000	2	1	1,000	2
Commercial(2)	9	20,649	39	8	17,119	33
Total secured loans	38	$53,119	100%	36	$51,890	100%

(2)	Includes one loan with a principal balance of approximately $531,000, secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Property type (continued)

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of March 31, 2014 and December 31, 2013, $16,312,000, of the partnership’s loans were secured by condominium properties.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31, 2014		December 31, 2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

San Francisco Bay Area(1)
San Francisco	$19,450	36.62%	$21,627	41.68%
Contra Costa	16,646	31.34	16,647	32.08
San Mateo	6,188	11.65	1,765	3.40
Santa Clara	3,137	5.91	3,208	6.18
Alameda	1,254	2.36	1,260	2.43
Napa	405	0.76	406	0.78
Marin	180	0.34	180	0.35
	47,260	88.98	45,093	86.90

Other Northern California
Sacramento	243	0.46	249	0.48
Calaveras	178	0.34	182	0.35
Monterey	177	0.33	178	0.34
San Benito	97	0.18	97	0.19
Butte	69	0.13	79	0.15
	764	1.44	785	1.51

Total Northern California	48,024	90.42	45,878	88.41

Los Angeles & Coastal
Los Angeles	2,809	5.29	2,511	4.84
Orange	1,821	3.43	1,354	2.61
Ventura	349	0.66	350	0.67
San Diego	—	—	1,680	3.24
	4,979	9.38	5,895	11.36
Other Southern California
Kern	116	0.20	117	0.23

Total Southern California	5,095	9.58	6,012	11.59

Total Secured Loans	$53,119	100%	$51,890	100%

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at March 31, 2014	Loans	Principal	Percent
2014	3	$5,541	10%
2015	13	18,037	34
2016	5	5,051	10
2017	4	1,385	3
2018	2	583	1
2019	6	4,828	9
Total future maturities	33	35,425	67
Matured at March 31, 2014	5	17,694	33
Total secured loans	38	$53,119	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes five loans with an aggregate principal of $1,173,000 which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31,	December 31,
	2014	2013
Number of loans(2)(3)	5	5
Principal	$17,694	$17,694
Advances	683	683
Accrued interest	65	63
Loan balance	$18,442	$18,440
Percent of principal	33%	34%

(2)	The secured loans past maturity include five loans as of March 31, 2014 and December 31, 2013, respectively, also included in the secured loans in non-accrual status.

(3)	The secured loans past maturity include five loans as of March 31, 2014 and December 31, 2013, respectively, also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31,	December 31,
	2014	2013
Past due
30-89 days	$394	$665
90-179 days	405	17,197
180 or more days	17,264	474
Total past due	18,063	18,336
Current	35,056	33,554
Total secured loans	$53,119	$51,890

At March 31, 2014, the partnership had 3 workout agreements in effect with an aggregate principal of $1,087,000. All three borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. All three of the loans were designated impaired and were in non-accrual status.

At December 31, 2013, the partnership had three workout agreements in effect with an aggregate principal of $1,097,000. All three borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. All three of the loans were designated impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the three months ended March 31, 2014 and the year ended December 31, 2013 was $9,000 and $62,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at March 31, 2014 and December 31, 2013 was $83,000 and $81,000, respectively.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the three months ended March 31, 2014 and the year ended December 31, 2013 ($ in thousands).

	March 31, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	5	$3,947	5	$6,085
New modifications	—	—	1	325
Paid off/Foreclosed	(1)	(325)	(1)	(2,140)
Expired/Voided	—	—	—	—
Principal Collected	—	(87)	—	(323)
Ending Balance	4	$3,535	5	$3,947

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the three months ended March 31, 2014 and the year ended December 31, 2013 ($ in thousands).

	March 31, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	3	$1,097	4	$1,126
New agreements	—	—	2	847
Paid off/Foreclosed	—	—	(1)	(417)
Expired/Voided	—	—	(2)	(449)
Principal collected	—	(10)	—	(10)
Balance, end of period	3	$1,087	3	$1,097

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table for the three months ended March 31, 2014 and the year ended December 31, 2013 ($ in thousands).

	March 31, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	5	$4,228	6	$8,042
New agreements	—	—	2	990
Paid off/Foreclosed	(1)	(325)	(3)	(4,507)
Principal collected	—	(75)	—	(297)
Balance, end of period	4	$3,828	5	$4,228

Provision for loan losses		$—		$—

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31,	December 31,
	2014	2013
Secured loans in nonaccrual status
Number of loans	8	8
Principal	$18,350	$18,361
Advances	688	688
Accrued interest	65	63
Loan balance	$19,103	$19,112
Foregone interest	$246	$887

At March 31, 2014 and December 31, 2013, there was one loan with a loan balance of $423,000, and $425,000, respectively that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31,	December 31,
	2014	2013
Principal	$21,092	$21,499
Recorded investment(4)	$21,846	$22,249
Impaired loans without allowance	$3,753	$4,149
Impaired loans with allowance	$18,093	$18,100
Allowance for loan losses, impaired loans	$8,760	$8,740

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for the three months ended March 31, 2014 and the year ended December 31, 2013 ($ in thousands).

	March 31,	December 31,
	2014	2013
Average recorded investment	$22,048	$36,652
Interest income recognized	$46	$156
Interest income received in cash	$35	$378

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31 ($ in thousands).

	2014	2013
Balance, January 1	$8,790	$19,815

Provision for loan losses	(30)	—

Charge-offs, net
Charge-offs	—	—
Recoveries	—	60
Charge-offs, net	—	60

Balance, March 31	$8,760	$19,875

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.00%	0.10%

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$8,760	59%	$8,790	65%
Multi-family	—	2	—	2
Commercial	—	39	—	33
Total allowance for loan losses	$8,760	100%	$8,790	100%

NOTE 5 – REAL ESTATE OWNED (REO)

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

REO held for sale

Real estate owned is classified as held for sale in the period in which the GAAP required criteria are met. As a property’s status changes, reclassifications may occur.

Transactions and activity, including changes in the net book values, if any, and the property types of REO held for sale are presented in the following table for the three months ended March 31, 2014 and the year ended December 31, 2013 ($ in thousands).

	March 31,	December 31,
	2014	2013
Balance, beginning of period	$16,552	$—
Acquisitions	—	3,895
Dispositions	(2,524)	(7,745)
Improvements/betterments	459	11
Designated (to)from REO held as investment	10,108	20,594
Change in net book value	—	(160)
Depreciation	(48)	(43)
Balance, end of period	$24,547	$16,552

Property type
Rental	$14,839	10,541
Development	—	6,011
Other	9,708	—
Total REO, held for sale	$24,547	$16,552

Number of properties, end of period	6	3

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

The following transactions occurred during the three months ended March 31, 2014:

- Designated to REO held for sale from REO held for investment

-	One property consisting of two condominium units located in San Francisco County. One of the units is in contract for sale.
-	Nine units in a condominium complex located in Sutter County. The nine units are in contract for sale.
-	Eight unit condominium complex located in Solano County.
-	38 unit apartment complex located in San Joaquin County. The property is in contract for sale.
-	Sold two tenant-in-common units located in San Francisco County. The units sold for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	Sold a six unit apartment building located in Solano County. This property sold for approximately its carrying value.

The net rental income for the designated properties, and any other REO held for sale rental results, has been reclassified from REO – Rental Operations, to Revenues – Other for all periods presented in the financial statements and the Results of Operations in Item 2 of this report.

REO held as investment

For REO, held as investment, the activity in net book value (NBV) and changes in the impairment reserves are summarized in the following table for the three months ended March 31 ($ in thousands).

	NBV		Accumulated Depreciation
	2014	2013	2014	2013
Balance, January 1	$162,563	$181,333	$8,275	$5,926
Acquisitions	—	—	—	—
Dispositions	(526)	—	(7)	—
Improvements/betterments	192	682	—	—
Designated (to)from REO held for sale	(10,108)	—	(133)	—
Changes in net book values (NBV)	—	—	—	—
Depreciation	(609)	(608)	609	608
Balance, March 31	$151,512	$181,407	$8,744	$6,534

The following transactions occurred during the three months ended March 31, 2014:

- Designated from REO held for investment to REO held for sale

-	One property consisting of two condominium units located in San Francisco County. One of the units is in contract for sale.
-	Nine units in a condominium complex located in Sutter County. The nine units are in contract for sale.
-	Eight unit condominium complex located in Solano County.
-	38 unit apartment complex located in San Joaquin County. The property is in contract for sale.
-	Sold two tenant-in-common units located in San Francisco County. The units sold for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	Sold a six unit apartment building located in Solano County. This property sold for approximately its carrying value.
-	Sold an eight unit apartment building located in San Joaquin County. This property sold for approximately its carrying value.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

REO, held as investment, summarized by property classification is presented in the following table as of March 31, 2014, and December 31, 2013, ($ in thousands).

	March 31, 2014		December 31, 2013
	Properties	NBV	Properties	NBV
Property classification
Rental	15	$136,456	19	$141,812
Development	4	15,056	5	20,751
Total REO, held as investment, net	19	$151,512	24	$162,563

Rental properties include single-family residences (1-4 units), multi-family buildings, wholly-owned condominium complexes, fractured condominium complexes and commercial property.

Development properties consist of the following four and five properties at March 31, 2014 and December 31, 2013, respectively:

-
At December 31, 2013, a property under construction consisting of two condominium units in San Francisco County, with a carrying value of $5,776,000 and cost to complete of approximately $300,000.  During the three months ended March 31, 2014 the construction was completed and the property was designated to REO held for sale.

-
At December 31, 2013, a property located in Los Angeles County, zoned and entitled as commercial, which was being developed and re-entitled to residential.  During the three months ended March 31, 2014, the property was re-entitled to multi-family.

-	Approximately 14 acres located in Stanislaus County zoned commercial.
-	Approximately 13 acres located in Marin County, zoned for residential development.
-	A partially completed home subdivision located in Fresno County. The property has rental operations of five single-family residences.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO), (continued)

REO held as investment (continued)

REO, held as investment, summarized by geographic area is presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31, 2014				December 31, 2013
	Rental		Non-Rental		Rental		Non-Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco Bay Area
Contra Costa	4	$13,967	—	$—	4	$13,985	—	$—
Alameda	3	8,484	—	—	3	8,515	—	—
San Francisco	3	3,899	—	—	3	3,915	1	5,776
Napa	1	1,485	—	—	1	1,491	—	—
Marin	—	—	1	1,210	—	—	1	1,209
Solano	—	—	—	—	1	1,149	—	—
Total San Francisco Bay Area	11	27,835	1	1,210	12	29,055	2	6,985

Other Northern California
Sacramento	1	40,040	—	—	1	40,165	—	—
Amador	1	1,543	—	—	1	1,551	—	—
Stanislaus	—	—	1	2,789	—	—	1	2,790
Fresno	—	—	1	1,607	—	—	1	1,612
San Joaquin	—	—	—	—	2	3,235	—	—
Sutter	—	—	—	—	1	475	—	—
Total Other Northern California	2	41,583	2	4,396	5	45,426	2	4,402

Total Northern California	13	69,418	3	5,606	17	74,481	4	11,387

Los Angeles	2	67,038	1	9,450	2	67,331	1	9,364

Total REO Held as investment	15	$136,456	4	$15,056	19	$141,812	5	$20,751

Non-Rental REO, held as investment, summarized by property type is presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31, 2014			December 31, 2013
Property type (non-rental)	Units	Properties	NBV	Units	Properties	NBV

Residential - Single family	—	—	$—	2	2	$7,388
Commercial(1)	—	4	15,056	—	3	13,363
Total REO, held as investment, net	—	4	$15,056	2	5	$20,751

(1)       Includes two parcels of land of 14 and 13 acres respectively.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO Held as investment (continued)

Rental REO, held as investment, summarized by property type is presented in the following table as of March 31, 2014 and December 31, 2013 ($ in thousands).

	March 31, 2014			December 31, 2013
Property type (rental)	Units	Properties	NBV	Units	Properties	NBV
Residential
Single family	1	1	$1,485	1	1	$1,491
Apartments	—	—	—	8	1	527
Condominiums(2)	174	2	60,916	220	4	65,014
Fractured Condominiums(3)	431	9	70,842	440	10	71,589
Total Residential	606	12	133,243	669	16	138,621
Commercial	—	3	3,213	—	3	3,191
Total REO, held as investment, net	606	15	$136,456	669	19	$141,812

(2)       Includes units in condominium complexes wholly-owned by the partnership.
(3)       Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three months ended March 31 ($ in thousands).

	2014	2013
Rental income	$2,676	$2,791
Operating expenses, rentals
Administration and payroll	342	346
Homeowner association fees	208	201
Professional services	28	—
Utilities and maintenance	290	275
Advertising and promotions	29	31
Property taxes	328	275
Other	48	47
Total operating expenses, rentals	1,273	1,175
Net operating income	1,403	1,616
Depreciation	603	602
Receiver fees	—	46
Rental operations, net	800	968
Interest on mortgages	437	551
Rental operation, net, less related mortgage interest	$363	$417

Leases on residential properties are all one year lease terms or month to month. One commercial property has a short term lease, due to the cancellation clause at lessee’s option.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 6 – BORROWINGS

Mortgages payable transactions are summarized in the following table for the three months ended March 31, ($ in thousands).

	2014	2013
Principal, January 1	$48,938	$47,293
New mortgages taken	—	—
Principal repaid	(326)	(266)
Principal, March 31	$48,612	$47,027

Mortgages payable are summarized in the following table as of March 31, 2014 and December 31, 2013 (mortgage balance $ in thousands).

	March 31,	December 31,
Lender – summary of terms	2014	2013
NorthMarq Capital – Secured by a condominium complex,	$18,055	$18,170
located in Los Angeles County, matures July 1, 2015,
interest rate (2.90%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $119,758
East West Bank – Secured by a fractured condominium project	13,340	13,391
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
Business Partners – Secured by a commercial property located	6,622	6,721
in San Francisco County, matures May 1, 2015,
interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%),
monthly payment(1)(2) $79,155
Chase Bank – Secured by a condominium complex	5,011	5,036
located in Contra Costa County, matures September 1, 2042,
interest rate variable (fixed until September 1, 2017 at 3.52%), monthly payment $23,228
CapitalSource – Secured by a condominium complex,	4,922	4,952
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,258
Wells Fargo Bank – Secured by a condominium unit located in	348	351
San Francisco County, matures October 1, 2032,
interest rate (2.88%) varies annually (LIBOR plus 2.75%),
monthly payment $2,014
Wells Fargo Bank – Secured by a condominium unit located in	314	317
San Francisco County, matures September 15, 2032,
interest rate (4.03%) varies annually (bank rate plus 3.10%), monthly payment $2,110
Total mortgages payable	$48,612	$48,938

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 6 – BORROWINGS (continued)

Future minimum payments of principal at March 31, 2014 are presented in the following table ($ in thousands).

2014	$1,154
2015	24,698
2016	713
2017	13,230
2018	519
Thereafter	8,298
Total	$48,612

NOTE 7 – FAIR VALUE

The partnership does not record loans, REO, nor mortgages payable at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis:

•	Loans designated impaired (i.e. that are collateral dependent)
•	REO held for sale
•	REO held as investment
•	Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure during the year
•	Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure and sold during the year

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2014 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	03/31/14
Impaired loans with allowance, net(1)	$—	$9,333	$—	$9,333
REO held for sale	$—	$24,547	$—	$24,547
REO held as investment(2)	$—	$—	$—	$—
Impaired loans with allowance, net
foreclosed upon during 2014(1)(3)	$—	$—	$—	$—
Impaired loans with allowance, net
foreclosed and sold during 2014(1)	$—	$—	$—	$—

(1)	Sum of principal, advances, interest accrued, less the related specific allowance for financial reporting purposes.
(2)	Only includes properties with a valuation change during the year.
(3)	Excludes any properties included in the REO lines above.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 7 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/13
Impaired loans with allowance, net(1)	$—	$9,360	$—	$9,360
REO held for sale	$—	$16,552	$—	$16,552
REO held as investment(2)	$—	$4,868	$1,551	$6,419
Impaired loans with allowance, net
foreclosed upon during 2013(1)(3)	$—	$2,662	$—	$2,662
Impaired loans with allowance, net
foreclosed and sold during 2013(1)	$—	$3,895	$—	$3,895

(1)	Sum of principal, advances, interest accrued, less the related specific allowance for financial reporting purposes.
(2)	Only includes properties with a valuation change during the year.
(3)	Excludes any properties included in the REO lines above.

Amounts shown as level 3 in 2013 for REO held as investment have been reclassified to level 2 in light of the improved real estate markets in 2012 and continued to improve during 2013.

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans (Level 2) – The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value. The company prices its loans uniquely and generally pricing does not react to other than significant changes in the prevailing interest rate indices. Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. Further, for substantially all loans, there are no prepayment-penalties to be collected and any potential loan buyers would be hesitant to risk paying above par. Due to these factors sales of the loans are infrequent and an active market does not exist.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 7 – FAIR VALUE (continued)

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

Multi-family residential – The company’s multi-family residential assets consist of either multiple owned units at fractured condominium projects and wholly owned apartment complexes with condominium overlays. Management’s fair market value analysis compares the aggregate retail value of the units as for-sale condominiums against the asset’s value as an income-producing rental property in determining its most favorable market.

Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method for the individual condominium units. Management primarily obtains sale comparables (comps) via its subscription to the RealQuest service, but also uses free online services such as Zillow.com to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, amenities and year built. For fractured condominium projects, sales of units within the same community are preferred.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

NOTE 7 – FAIR VALUE (continued)

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

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimated costs to complete certain property developments, additional foreclosures in 2014, expectations regarding the level of loan delinquencies, plans to develop certain properties, the anticipated diminishment of the difference between amount distributed and net income, and the use of excess cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Results of Operations

Changes to the partnership’s operating results are presented in the following table ($ in thousands).

	Changes during the three months ended March 31, 2014 versus 2013
	Dollars	Percent
Revenue, net
Interest income
Loans	$326	95%
Imputed interest on formation loan	13	14
Other interest income	—	—
Total interest income	339	78

Interest expense
Bank loan, secured	—	—
Mortgages payable	(5)	(1)
Amortization of discount on formation loan	13	14
Other interest expense	—	—
Total interest expense	8	1

Net interest income/(expense)	331	158

Late fees	(1)	(40)
Other	145	100
Total revenues, net	$475	230

Provision for loan losses/(recoveries), net	(30)	100

Operating expenses
Mortgage servicing fees	(27)	(18)
Asset management fees	(2)	(1)
Costs from RMC	119	30
Professional services	(342)	(76)
REO
Rental operations, net	168	17
Holding costs	(37)	(58)
Loss/(gain) on disposal	(2)	100
Impairment loss	—	—
Other	7	169
Total operating expenses, net	(116)	(41)

Net income (loss)	$621	126%

Please refer to the above table and the consolidated Statement of Operations in the financial statements included in Part I, Item 1 of this report throughout the discussion of Results of Operations.

General Economic Conditions and Financial Overview

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

Other published reports, including regional real estate market reports prepared by Polaris Pacific as published February 2014, indicate that real estate prices and rents are increasing in the California communities in which we lend. Median condominium resale prices increased 9.3% in San Francisco, 21.2% in the Silicon Valley and 18% in the Greater Los Angeles Area in 2013. During the year, rents in San Francisco increased 11.5% and 10.1% in the Silicon Valley.

Quoting again from the Wells publication:  “We remain optimistic about California’s prospects in 2014 and look for job growth to pick up in construction and manufacturing. Overall nonfarm payrolls should rise 2.3% this year, producing a net gain of at least 330,000 new jobs. The Golden State’s unemployment rate is expected to fall by at least a percentage point and average 7.6% for the year.”

The year 2013 marked the first full year since the 2008 financial crisis the partnership has operated without severe constraints that had been imposed by its lenders (which borrowings since have been repaid) and in a normally operating (i.e. not distressed) real estate markets. For the first time since 2008, the partnership is reporting full year net income for 2013, which continues into the first quarter of 2014, and the transition from crisis management, focused on cash management to a focus on re-building the business’ profitability.

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

Performance Highlights

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

Net income for the quarter ending March 31, 2014 increased by $621,000 compared to the quarter ending March 31, 2013.  The change in net income is primarily due to an increase of interest on loans, net of $331,000 due to growth in the performing loan balance and average yield rate, and a decrease in professional fees due the reduction of complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations.

Loan Characteristics – Ongoing & Legacy Loans

The loans made after the bank loan was repaid (Ongoing) have borrowers underwritten to today’s standards and have significantly higher equity in their properties than the loans created before the bank loan was repaid. The loans created before the bank loan was repaid (Legacy loans), have many borrowers that continue to struggle with the effects of the financial crisis and the resultant loss of equity in their properties.

The partnership has been concentrating its Ongoing lending efforts in the San Francisco Bay Area, and Coastal Metropolitan Southern California. These areas have shown the greatest recoveries in the real estate markets as well as their respective local economies.

The tables below show the 2014 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of March 31, 2014 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2014	$27,402	$24,488	$51,890
Loans funded or acquired	7,875	—	7,875
Principal collected	(6,010)	(636)	(6,646)
Loans sold to affiliates	—	—	—
Foreclosures	—	—	—
Other-loans charged off	—	—	—
Principal, March 31, 2014	$29,267	$23,852	$53,119

Portfolio characteristics
Number of secured loans	18	20	38
Average secured loan-principal	1,626	1,193	1,398
Largest secured loan-principal	10,500	16,312	16,312
Smallest secured loan-principal	300	69	69
Number of counties	6	15	16
Average interest rate	7.58%	5.82%	6.79%
Number of loans with workout agreements	—	3	3
Aggregate workout principal balance	—	1,087	1,087
Number of loans with active modifications	—	4	4
Aggregate modifications principal balance	—	3,535	3,535

The Ongoing portfolio has an average interest rate of 7.58% compared to 5.82% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over the past several years on Legacy loans.

As of March 31, 2014, the partnership’s largest Legacy loan, in the unpaid principal balance of $16,312,000 (representing 68.39% of outstanding secured Legacy principal balance and 6.72% of total partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

	Loans	Principal	Percent
Geographic distribution
Ongoing
San Francisco Bay Area	11	$25.142	86%
Other Northern California	—	—	—
Los Angeles & Southern Coastal	7	4,125	14
Other Southern California	—	—	—
Total ongoing loans	18	$29,267	100%

Legacy
San Francisco Bay Area	11	$22,117	92%
Other Northern California	5	765	3
Los Angeles & Southern Coastal	3	854	4
Other Southern California	1	116	1
Total legacy loans	20	$23,852	100%

Total
San Francisco Bay Area	22	47,259	89%
Other Northern California	5	765	1
Los Angeles & Southern Coastal	10	4,979	9
Other Southern California	1	116	1
Total	38	$53,119	100%

Lien position
Ongoing
First trust deeds	13	$21,320	73%
Second trust deeds	5	7,947	27
Third trust deeds	—	—	—
Total ongoing loans	18	$29,267	100%

Legacy
First trust deeds	9	$18,375	77%
Second trust deeds	10	5,189	22
Third trust deeds	1	288	1
Total legacy loans	20	$23,852	100%

Total
First trust deeds	22	$39,695	75%
Second trust deeds	15	13,136	24
Third trust deeds	1	288	1
Total loans	38	$53,119	100%

	Ongoing	Legacy	Total

Scheduled maturities
2014	$5,400	$141	$5,541
2015	16,740	1,297	18,037
2016	1,950	3,101	5,051
2017	—	1,385	1,385
2018	349	234	583
Thereafter	4,828	—	4,828
Total future maturities	29,267	6,158	35,425
Matured at March 31, 2014	—	17,694	17,694
Total secured loans	$29,267	$23,852	$53,119

Matured loans
Number of loans	—	5	5
Principal	$—	$17,694	$17,694
Advances	—	683	683
Accrued interest	—	65	65
Loan balance	$—	$18,442	$18,442
Percent of principal	—%	74%	33%

Delinquency
Past due
30-89 days	$394	$—	$394
90-179 days	—	405	405
180 or more days	—	17,264	17,264
Total past due	394	17,669	18,063
Current	28,872	6,184	35,056
Total secured loans	$29,266	$23,853	$53,119

Secured loans in nonaccrual status
Number of loans	—	8	8
Principal	$—	$18,350	$18,350
Advances	—	688	688
Accrued interest	—	65	65
Loan balance	$—	$19,103	$19,103

Loans designated impaired
Principal	$—	21,092	$21,092
Recorded investment(1)	$—	21,846	$21,846
Impaired loans without allowance	$—	3,753	$3,753
Impaired loans with allowance	$—	18,093	$18,093

Allowance for loan losses
Provision/(Recovery) for loan losses, 2014	$—	$(30)	$(30)
Allowance for loan losses	$—	$8,760	$8,760

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Revenue – Interest income – Loans

Interest income on loans increased for the three months ended March 31, 2014 as a result of the partnership adding approximately $30,160,000 of new performing loans to the loan portfolio since March 31, 2013. Foregone interest (not recorded for financial reporting purposes on loans designated in non-accrual status) for the three months ended March 31, 2014 and 2013, was approximately $246,000, and $710,000, respectively. The tables below recap the yearly averages and the effect of the foregone interest on the average yield rate for the Ongoing and Legacy groups of loans ($ in thousands).

	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2014	$26,048	$481	7.39%	7.58%
2013	$10,500	$105	4.00%	4.00%

Legacy
2014	$24,540	$187	3.05%	5.82%
2013	$50,735	$237	1.87%	7.37%

Total
2014	$50,588	$668	5.29%	6.79%
2013	$61,235	$342	2.23%	6.79%

Revenue – Interest expense

 - Mortgages

Mortgage interest expense decreased due to one mortgage being paid off in full.  The rental property securing the loan was sold at the end of 2013.

Provision for Losses on Loans/Allowance for Loan Losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each year. All Ongoing loans are performing and are deemed well collateralized and the improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the legacy loans.  As a result, the allowance for loan losses decreased by $30,000.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

 - Mortgage servicing fees

The decrease in mortgage servicing fees for 2014 is consistent with the decreases in the average daily secured loan portfolio, due to the reduction of Legacy loans.  Fees are charged at the annual rate of 1.5%, less the waived annual rate of 0.5%. RMC at its sole discretion has waived 0.5% through the first quarter of 2014 and all of 2013. There is no guarantee RMC will waive any portion of this fee in the future.

 - Costs from RMC

The increase in costs from RMC was primarily due to an increase in office and payroll expense.  Office expenses increased in the first quarter of 2014 due to office relocation costs, and extensive technology upgrades.  Payroll expense increased in the first quarter of 2014 due to a growing staff of skilled employees.

 - Professional services

The decrease in professional services for 2014 was largely due to the above normal operating costs during the first quarter of 2013 related to complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations. Fees for auditing and tax services decreased approximately $40,000, legal fees decreased $249,000 and consultant’s fees decreased $11,000.

REO – Rental operations, net

The table below summarizes the rental operations, net for the three months ended March 31, ($ in thousands).

	2014	2013
Rental income	$2,675	$2,791
Operating expenses, rentals
Administration and payroll	342	346
Homeowner association fees	208	201
Professional services	27	—
Utilities and maintenance	290	275
Advertising and promotions	29	31
Property taxes	328	275
Other	48	47
Total operating expenses, rentals	1,272	1,175
Net operating income	1,403	1,616
Depreciation	603	602
Receiver fees	—	46
Rental operations, net	800	968
Interest on mortgages	437	551
Rental operations, net, less related mortgage interest	$363	$417

Rental operations are comprised of residential and commercial properties. There were 12 residential properties at March 31, 2014 with a net book value of $133,242,927, and three commercial properties with a net book value of $3,213,183. Rental financial highlights by property type are presented in the table below for the three months ended March 31, 2014, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
Property type
Residential
Single family	$13	$7	$6	$6	$—	$—	$—
Condominiums and
apartments	1,007	404	603	263	—	189	152
Fractured condominiums	1,614	753	861	326	—	248	287
Total residential	2,634	1,164	1,470	595	—	437	439
Commercial	41	108	(67)	8		—	(76)
Total	$2,675	$1,272	$1,403	$603	$—	$437	$363

The decrease in rental operations for the first quarter of 2014 was largely due to the sale and reclassification of properties previously included in rental operations. The remaining properties included in rental operations have continued to stabilize occupancy rates and increase rental income.  Major areas of change from the first quarter of 2013 to the first quarter of 2014 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
2014 results	$2,675	$1,272	$1,403	$603	$—	$437	$363
2013 results	2,791	1,175	1,616	602	46	551	417
Change	$(116)	$97	$(213)	$1	$(46)	$(114)	$(54)

Explanation of change
REO sold or assigned
held for sale	$(350)	$(117)	$(233)	$(57)	$—	$(158)	$(18)
Rents to market rates and
Increased occupancy	234	43	191	—	—	—	191
Refunds / Adjustments	—	90	(90)	—	—	—	(90)
Completed deferred
maintenance	—	—	—	—	—	—	—
Deferred maintenance	—	41	(41)	—	—	—	(41)
Receiver contract complete	—	—	—	—	(46)	—	46
Depreciation catchup adjust	—	—	—	36	—	—	(36)
New mortgages	—	—	—	—	—	53	(53)
Other	—	40	(40)	22	—	(9)	(53)
Change	$(116)	$97	$(213)	$1	$(46)	$(114)	$(54)

- Rental income – In the first quarter of 2014, vacancy rates decreased compared to the first quarter of 2013 due to the continued    stabilization of rental properties post acquisition.  In addition, 70% of rental properties are located in areas such as San Francisco Bay Area, Los Angeles, and Southern Coastal California, where rental rates continue to increase due to favorable market conditions.

- Operating expenses – The first quarter of 2014 experienced higher operating costs in conjunction with the increase in occupancy rates and rental income as mentioned above.  In the first quarter of 2013 property tax expense was reduced due to refunds received based on the reassessment of rental properties post-acquisition.

- Receiver fees – residential – decreased due to the receiver’s assignment being completed during 2013.

- Mortgage Interest – increased due to a new mortgage being obtained in the third quarter of 2013.

At management’s direction, the property management companies have worked to improve net operating income by executing the strategy of increasing occupancy while achieving market rent growth. We manage market rents across our portfolio by reviewing market surveys and by communicating with property managers. Additionally, as tenants vacate units we anticipate moving rents to the currently existing higher market rents. Management is also reviewing administrative cost such as management fees and operating costs.

REO – Holding costs – The decrease in holding costs in the three months ended March 31, 2014 was primarily due to the sale of properties during 2013.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for operations, lending and payments to partners.

Contractual Obligations, Commitments, and Contingencies

A summary of the contractual obligations of the partnership as of March 31, 2014 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages payable	$48,612	$1,548	$25,201	$21,863
Construction contracts	100	100	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—

Total	$48,712	$1,648	$25,201	$21,863

Distributions to limited partners

The percent of limited partners electing cash distributions, if any, by weighted average to total partners’ capital was 56%, for each of the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, $1,875,000 and $574,000, respectively, was distributed to limited partners. Should the full year results of operations be a net loss, these amounts distributed would constitute a return of capital.

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

In order to provide a certain degree of liquidity to the limited partners, once a limited partner has been in the partnership for the minimum five-year period, they may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. The general partners, at their discretion, may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations.  In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. The partnership’s four most recently completed quarters have been profitable, and it has re-commenced providing capital liquidation payments as of March 31, 2014. For the quarter ending March 31, 2014, those investors that had a liquidation payment pending as of March 31, 2009, the partnership resumed liquidation payments based on their current capital balance based on their election existing in March 2009. Limited partners were informed of our reinstitution of accepting liquidation requests and those that requested liquidation between January 1, 2014 and prior to March 31, 2014, will have their liquidation requests added to those previously existing and they will be scheduled to commence June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII
(Registrant)

Date: May 15, 2014	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 15, 2014	By:	Gymno LLC, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager

Date: May 15, 2014	By:	Michael R. Burwell, General Partner
		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner