Form 10-Q
period 2014-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2014-08-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Balance Sheets
June 30, 2014 (unaudited) and December 31, 2013 (audited)
($ in thousands)

ASSETS

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$8,115	$16,393

Loans
Secured by deeds of trust
Principal	59,031	51,890
Advances	744	708
Accrued interest	256	222
Unsecured	102	112
Allowance for loan losses	(8,578)	(8,790)
Net loans	51,555	44,142

Receivable from affiliate	105	33

Real estate held for sale, net	42,059	16,552

Real estate held as investment	133,368	162,563

Other assets, net	5,043	5,258

Total assets	$240,245	$244,941

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$699	$980
Payable to affiliate	465	495
Mortgages payable	48,290	48,938
Total liabilities	49,454	50,413

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	191,014	194,236
General partners’ capital (deficit)	(1,017)	(1,024)
Total partners’ capital	189,997	193,212

Non-controlling interest	794	1,316
Total capital	190,791	194,528

Total liabilities and capital	$240,245	$244,941

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
($ in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues, net
Interest income
Loans	$778	$566	$1,446	$908
Imputed interest on formation loan	102	97	209	190
Total interest income	880	663	1,655	1,098

Interest expense
Bank loan, secured	—	—	—	—
Mortgages	547	530	1,093	1,081
Amortization of discount on formation loan	102	97	209	190
Total interest expense	649	627	1,302	1,271

Net interest income/(expense)	231	36	353	(173)

Late fees	17	2	19	5
Other	178	260	323	539
Total revenues/(expense), net	426	298	695	371

Recovery of loan losses	(130)	(142)	(160)	(142)

Operating Expenses
Mortgage servicing fees	214	164	340	317
Asset management fees	189	192	379	384
Costs from Redwood Mortgage Corp.	414	384	923	774
Professional services	106	107	214	557
REO
Rental operations, net	(985)	(871)	(1,785)	(1,560)
Holding costs	25	27	52	91
Loss/(gain) on disposal	—	—	(2)	—
Impairment loss	—	291	—	291
Other	41	25	52	29
Total operating expenses	4	319	173	883

Net income (loss)	$552	$121	682	(370)

Net income (loss)
General partners (1%)	$6	$1	7	(4)
Limited partners (99%)	546	120	675	(366)
	$552	$121	682	(370)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2014
(in thousands) (unaudited)

	Limited Partners’ Capital			General	Total
	Capital	Formation Loan	Capital, net	Partners’ Capital	Partners’ Capital, net

Balance, December 31, 2013	$201,863	$(7,627)	$194,236	$(1,024)	$193,212
Net income (loss)	675	—	675	7	682
Allocation of syndication costs	—	—	—	—	—
Distributions	(1,119)	—	(1,119)	—	(1,119)
Liquidations	(2,821)	—	(2,821)	—	(2,821)
Early withdrawal penalties	—	43	43	—	43

Balance, June 30, 2014	$198,598	$(7,584)	$191,014	$(1,017)	$189,997

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
($ in thousands) (unaudited)

	2014	2013
Cash flows from operating activities
Net income (loss)	$682	$(370)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	49	40
Imputed interest on formation loan	(209)	(190)
Amortization of discount on formation loan	209	190
Provision for loan losses	(160)	(142)
REO – depreciation, rental properties	1,304	1,236
REO – depreciation, other properties	11	11
REO – loss/(gain) on disposal	(2)	—
REO – impairment loss	—	397
Change in operating assets and liabilities
Accrued interest	(97)	(37)
Advances on loans	(59)	(276)
Allowance for loan losses-recoveries, net of receivables	50	629
Receivable from affiliates	(72)	—
Other assets	166	(760)
Accounts payable and accrued liabilities	(281)	(1,351)
Payable to affiliate	(30)	181
Net cash provided by (used in) operating activities	1,561	(442)

Cash flows from investing activities
Secured loans funded or acquired	(22,907)	(11,352)
Principal collected on secured loans	12,995	3,628
Loans assigned to affiliates	2,394	1,232
Unsecured loans	10	8
Payments for development of REO	(953)	(1,977)
Proceeds from disposition of REO	3,446	1,398
Net cash provided by (used in) investing activities	(5,015)	(7,063)

Cash flows from financing activities
Mortgages taken	—	5,000
Payments on mortgages	(648)	(574)
Partners’ withdrawals	(3,940)	(1,129)
Early withdrawal fees	43	—
Increase/(decrease) in non-controlling interest	(279)	(438)
Net cash provided by (used in) financing activities	(4,824)	2,859

Net increase (decrease) in cash and cash equivalents	(8,278)	(4,646)

Cash and cash equivalents, January 1	16,393	18,943

Cash and cash equivalents, June 30	$8,115	$14,297

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$360	$2,685

Cash paid for interest	$1,093	$1,081

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (RMI VIII or the partnership) was organized in 1993. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.

The general partners of the partnership are Redwood Mortgage Corp. (RMC) and its wholly-owned subsidiary, Gymno LLC (Gymno), a California limited liability company, and Michael R. Burwell (Burwell), an individual. The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of December 31, 2013, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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
June 30, 2014 (unaudited)

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

The partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. The general partners, at their discretion, may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

The partnership’s five most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments as of March 31, 2014. In the quarter ending March 31, 2014, those investors that had a liquidation payment pending but which was suspended as of March 31, 2009, the partnership resumed liquidation payments based on their current capital balance at the payment terms of their election existing at March 2009. Limited partners were informed of our reinstitution of accepting liquidation requests and those that requested liquidation between January 1, 2014 and prior to March 31, 2014, had their liquidation requests added to those previously existing, with payments beginning as of June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

Syndication costs

The partnership ultimately incurred its own syndication costs, including expenses incurred in connection with the start-up of the partnership or ongoing offering of the units. Syndication costs were charged against partners’ capital and allocated to individual partners consistent with the partnership’s operating agreement.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans

Sales commissions are paid to the broker dealers by RMC and are not paid directly by the partnership out of the offering proceeds. The partnership loans to RMC, one of the general partners, amounts to pay all sales commissions to broker/dealers for sale of units and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and is being repaid equally over a ten year period commencing the year after the close of a partnership offering. The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As payments on the formation loan are received from RMC, the deduction from capital will be reduced. Interest has been imputed at the market rate of interest in effect in the years the offering closed. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

RMC acts as the broker in originating mortgage loans for RMI VIII. The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loans. RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, in September 2012. The amended loan and forbearance agreements were the result of a technical covenant default (i.e. not a payment failure) under the original loan. As a result, RMC was deprived of the opportunity to receive brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years.

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
June 30, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries, and its 72.5%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the fair value of loans, primarily loans designated impaired, and the fair value of the related real estate collateral and real estate owned, if any. Actual results could differ significantly from these estimates.

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
June 30, 2014 (unaudited)

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

For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (principal, plus advances, plus accrued interest less the specific allowance) is reduced to the estimated fair value of the related collateral, net of any senior loans, and net of any costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.

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
June 30, 2014 (unaudited)

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
June 30, 2014 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $5,500 and $1,000 for the three months ended, and $6,800 and $(4,000) for the six months ended June 30, 2014 and 2013, respectively.

Formation loan

The formation loan transactions are summarized in the following table at June 30, 2014 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,625)
Formation loan made, net	20,942
Repayments to date	(14,297)
Early withdrawal penalties applied	(686)
Formation loan, net	5,959
Unamortized discount on formation loan	1,625
Balance, June 30, 2014	$7,584

Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. During the three months ended June 30, 2014 and 2013, approximately $102,000 and $97,000, respectively, were recorded related to amortization of the discount on imputed interest, and for the six months ended June 30, 2014 and 2013, $209,000 and $190,000, respectively, was recorded.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

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

 - Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. Loan brokerage commissions paid to the general partners by the borrowers were $299,750 and $225,830 for the three months ended, and $434,313 and $225,830 for the six months ended June 30, 2014 and 2013, respectively.

 - Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Other fees totaled $8,633 and $6,568 for the three months ended, and $14,057 and $10,176 for the six months ended June 30, 2014 and 2013, respectively.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

The following fees are paid by the partnership to the general partners.

 - Mortgage servicing fees

RMC may earn mortgage servicing fees of up to 1.5% annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from RMI VIII. Historically, RMC charged one percent annually, and at times waived additional amounts to improve the partnership’s earnings. Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion. In April 2014, RMC charged 1.5% (1% was charged in prior periods).

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the three and six months ended June 30, ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Chargeable by RMC	$214	$246	$403	$476
Waived by RMC	—	(82)	(63)	(159)
Charged	$214	$164	$340	$317

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

Asset management fees were $189,000 and $192,000 for the three months ended, and $379,000 and $384,000 for the six months ended June 30, 2014 and 2013, respectively No asset management fees were waived during any period reported.

- Costs from Redwood Mortgage Corp.

RMC, a general partner, per the operating agreement, may request reimbursement by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to a fund. Other costs are allocated on a pro-rata basis (e.g. by the funds’ percentage of total capital of all funds). Payroll and consulting fees are broken out first based on activity, and then allocated to funds on a pro-rata basis based on either a specific asset base or capital percentage. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses of $414,000 and $384,000 for the three months ended and $923,000 and $774,000 for the six months ended June 30, 2014 and 2013, respectively, were reimbursed to RMC. RMC did not waive its right to request reimbursement of any qualifying charges during the three and six months ended June 30, 2014 and 2013. During the second quarter of 2014, the expense allocations were revised retroactive to January 1, 2014, resulting in a decrease to the cost allocations for the first quarter of 2014 of approximately $50,000.

 - Syndication costs

As of June 30, 2014 there were no unallocated syndication costs. All syndication costs, totaling $5,010,000, were allocated to the limited partner’s capital accounts as of December 31, 2013.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS

Loans generally are funded with a fixed interest rate and a loan term up to five years. As of June 30, 2014, 29 (64%) of the partnership’s loans (representing 61% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of June 30, 2014, 22 (49%) of the loans outstanding (representing 79% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of June 30, 2014, the partnership had no construction loans outstanding.

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of June 30, 2014, the partnership had no rehabilitation loans outstanding.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30, ($ in thousands).

	2014	2013
Principal, January 1	$51,890	$60,870
Loans funded or acquired	22,907	11,352
Principal collected	(12,995)	(3,628)
Loans assigned to affiliates	(2,394)	(1,232)
Foreclosures	(360)	(2,714)
Loans charged off as uncollectible	(17)	—
Principal, June 30	$59,031	$64,648

During the six months ended June 30, 2014 and 2013, the partnership renewed zero and two loans, respectively, with a remaining aggregate principal of approximately $0 and $351,000, at June 30, 2014 and 2013, respectively, not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Number of secured loans	45	36
Secured loans – principal	$59,031	$51,890
Secured loans – lowest interest rate (fixed)	4.00%	4.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,312	$1,441
Average principal as percent of total principal	2.22%	2.78%
Average principal as percent of partners’ capital	0.69%	0.75%
Average principal as percent of total assets	0.55%	0.59%

Largest secured loan – principal	$16,312	$16,312
Largest principal as percent of total principal	27.63%	31.44%
Largest principal as percent of partners’ capital	8.55%	8.44%
Largest principal as percent of total assets	6.79%	6.65%

Smallest secured loan – principal	$59	$79
Smallest principal as percent of total principal	0.10%	0.15%
Smallest principal as percent of partners’ capital	0.03%	0.04%
Smallest principal as percent of total assets	0.02%	0.03%

Number of counties where security is located (all California)	19	17
Largest percentage of principal in one county	28.20%	41.68%

Number of secured loans in foreclosure status	2	2
Secured loans in foreclosure – principal	$16,977	$16,689

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2014, the partnership’s largest loan, in the unpaid principal balance of $16,312,000 (representing 27.63% of outstanding secured loans and 6.79% of partnership assets) has an interest rate of 5.00% and is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress of the receiver.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Lien position

At funding secured loans had the following lien positions and are presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	28	$48,508	82%	19	$36,816	71%
Second trust deeds	16	10,237	17	16	14,784	28
Third trust deeds	1	286	1	1	290	1
Total secured loans	45	59,031	100%	36	51,890	100%
Liens due other lenders at loan closing		40,442			53,098

Total debt		$99,473			$104,988

Appraised property value at loan closing		$165,650			$148,215

Percent of total debt to appraised
values (LTV) at loan closing(1)		60.05%			70.83%

(1)
Based on appraised values and liens due other lenders at loan closing. The loan-to-value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last four years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

Property type

Secured loans summarized by property type are presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	33	$35,879	60%	27	$33,771	65%
Multi-family	1	1,000	2	1	1,000	2
Commercial(2)	11	22,152	38	8	17,119	33
Total secured loans	45	$59,031	100%	36	$51,890	100%

(2)	Includes one loan with a principal balance of approximately $529,000, secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Property type (continued)

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of June 30, 2014 and December 31, 2013, $17,280,000 and $16,312,000, respectively, of the partnership’s loans were secured by condominium properties.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30, 2014		December 31, 2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

San Francisco Bay Area(3)
San Francisco	$16,333	27.67%	$21,627	41.68%
Contra Costa	16,645	28.20	16,647	32.08
San Mateo	6,969	11.81	1,765	3.40
Marin	3,320	5.62	180	0.35
Santa Clara	3,064	5.19	3,208	6.18
Solano	2,575	4.36	—	—
Alameda	1,248	2.11	1,260	2.43
Napa	403	0.68	406	0.78
	50,557	85.64	45,093	86.90

Other Northern California
Yolo	2,800	4.75	—	—
Sacramento	237	0.40	249	0.48
Sutter	218	0.37	—	—
Monterey	176	0.30	178	0.34
Calaveras	174	0.30	182	0.35
San Benito	97	0.16	97	0.19
Butte	59	0.10	79	0.15
	3,761	6.38	785	1.51

Total Northern California	54,318	92.02	45,878	88.41

Los Angeles & Coastal
Los Angeles	2,807	4.76	2,511	4.84
Orange	1,442	2.44	1,354	2.61
Ventura	349	0.59	350	0.67
San Diego	—	—	1,680	3.24
	4,598	7.79	5,895	11.36

Other Southern California
Kern	115	0.19	117	0.23

Total Southern California	4,713	7.98	6,012	11.59

Total Secured Loans	$59,031	100%	$51,890	100%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at June 30, 2014	Loans	Principal	Percent
2014	2	$515	1%
2015	17	23,716	40
2016	7	8,690	15
2017	6	2,394	4
2018	2	582	1
2019	7	5,817	10
Total future maturities	41	41,714	71
Matured at June 30, 2014	4	17,317	29
Total secured loans	45	$59,031	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes five loans with an aggregate principal of $1,167,000 which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Number of loans(4)(5)	4	5
Principal	$17,317	$17,694
Advances	718	683
Accrued interest	—	63
Loan balance	$18,035	$18,440
Percent of principal	29%	34%

(4)	The secured loans past maturity include four and five loans as of June 30, 2014 and December 31, 2013, respectively, which are also included in the secured loans in non-accrual status.

(5)	The secured loans past maturity include four and five loans as of June 30, 2014 and December 31, 2013, respectively, which are also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Past due
30-89 days	$349	$665
90-179 days	665	17,197
180 or more days	16,885	474
Total past due	17,899	18,336
Current	41,132	33,554
Total secured loans	$59,031	$51,890

At June 30, 2014 and December 31, 2013, the partnership’s largest loan, with an unpaid principal balance of $16,312,000, is included in the table above at 180 or more days and 90-179 days delinquent, respectively. This loan is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress by the receiver in stabilizing the property.

At June 30, 2014, the partnership had three workout agreements in effect with an aggregate principal of $508,450. All three borrowers had made all required payments under the workout agreements. Two loans were included in the above table as current and one loan is included in 180 or more days delinquent. All three of the loans were designated impaired and were in non-accrual status.

At December 31, 2013, the partnership had three workout agreements in effect with an aggregate principal of $1,097,000. All three borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. All three of the loans were designated impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the six months ended June 30, 2014 and the year ended December 31, 2013 was $0 and $62,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at June 30, 2014 and December 31, 2013 was $0 and $81,000, respectively.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the six months ended June 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	June 30, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	5	$3,947	5	$6,085
New modifications	—	—	1	325
Paid off/Foreclosed	(1)	(325)	(1)	(2,140)
Expired/Voided	—	—	—	—
Principal Collected	—	(174)	—	(323)
Ending Balance	4	$3,448	5	$3,947

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the six months ended June 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	June 30, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	3	$1,097	4	$1,126
New agreements	1	97	2	847
Paid off/Foreclosed	—	—	(1)	(417)
Expired/Voided	(1)	(665)	(2)	(449)
Principal collected	—	(21)	—	(10)
Balance, end of period	3	$508	3	$1,097

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table for the six months ended June 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	June 30, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	5	$4,228	6	$8,042
New agreements	—	—	2	990
Paid off/Foreclosed	(1)	(325)	(3)	(4,507)
Principal collected	—	(150)	—	(297)
Balance, end of period	4	$3,753	5	$4,228

Provision for loan losses		$—		$—

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Secured loans in nonaccrual status
Number of loans	7	8
Principal	$17,962	$18,361
Advances	723	688
Accrued interest	—	63
Loan balance	$18,685	$19,112
Foregone interest	$486	$887

At June 30, 2014 and December 31, 2013, there was zero and one loan with a loan balance of $0 and $425,000, respectively that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Principal	$20,632	$21,499
Recorded investment(6)	$21,370	$22,249
Impaired loans without allowance	$3,695	$4,149
Impaired loans with allowance	$17,675	$18,100
Allowance for loan losses, impaired loans	$8,578	$8,740

(6)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for the six months ended June 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Average recorded investment	$21,822	$36,652
Interest income recognized	$92	$156
Interest income received in cash	$52	$378

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table as of, and for the six months ended June 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Balance, January 1	$8,790	$19,815

Provision for loan losses	(160)	(1,040)

Charge-offs, net
Charge-offs	(102)	(14,623)
Recoveries	50	4,638
Charge-offs, net	(52)	(9,985)

Balance, June 30	$8,578	$8,790

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.09%	17.00%

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$8,578	60%	$8,790	65%
Multi-family	—	2	—	2
Commercial	—	38	—	33
Total allowance for loan losses	$8,578	100%	$8,790	100%

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

Transactions and activity, including changes in the net book values, if any, of REO held for sale are presented in the following table for the six months ended June 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$16,552	$—
Acquisitions	360	3,895
Dispositions	(2,918)	(7,745)
Improvements/betterments	513	11
Designated (to)from REO held as investment	25,211	20,594
Change in net book value	2,522	(160)
Depreciation	(181)	(43)
Balance, end of period	$42,059	$16,552

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

The following transactions occurred during the six months ended June 30, 2014:

- Designated to REO held for sale from REO held for investment

-	Nine unit condominium complex located in Sutter County. The units sold for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	72 Units in a condominium complex located in Los Angeles County.
-	Two condominium units located in San Francisco County. One unit is in contract for sale.
-	Eight unit condominium complex located in Solano County.
-	38 unit apartment complex located in San Joaquin County. The property is in contract for sale.
-	Four unit condominium complex located in Alameda County.

REO, held for sale, summarized by property classification is presented in the following table as of June 30, 2014, and December 31, 2013, ($ in thousands).

	June 30,	December 31,
	2014	2013
Property type
Rental	$32,825	10,541
Non-Rental	360	—
Development	8,874	6,011
Total REO, held for sale	$42,059	$16,552

Number of properties, end of period	8	3

Non-Rental and Development properties consist of the following three properties at June 30, 2014:

-	Two condominium units located in San Francisco County. One unit is in contract for sale.
-	Four remaining units of a tenant-in-common building located in San Francisco County. One unit is in contract for sale.
-	Single-family residence located in Orange County. The property is listed for sale.

The net rental income for the designated properties, and any other REO held for sale rental results, has been reclassified from REO – Rental Operations, to Revenues – Other for all periods presented in the financial statements and the Results of Operations in Item 2 of this report.  The net book value, and related basis information of these properties continue to be presented based on their classification during the period indicated, and have not been reclassified per the above changes to designations.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment

For REO, held as investment, the activity in net book value (NBV) and changes in accumulated depreciation are summarized in the following table for the six months ended June 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	NBV		Accumulated Depreciation
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Balance, beginning of period	$162,563	$181,333	$8,275	$5,926
Acquisitions	—	3,099	—	—
Dispositions	(525)	(1,696)	(7)	—
Improvements/betterments	440	4,059	—	—
Designated (to)from REO held for sale	(25,211)	(20,594)	(1,652)	(411)
Changes in net book values (NBV)	(2,765)	(878)	—	—
Depreciation	(1,134)	(2,760)	1,134	2,760
Balance, end of period	$133,368	$162,563	$7,750	$8,275

The following transactions occurred during the six months ended June 30, 2014:

- Designated from REO held for investment to REO held for sale

-	Nine unit condominium complex Located in Sutter County. The units sold for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	72 Units in a condominium complex located in Los Angeles County.
-	Two condominium units located in San Francisco County. One unit is in contract for sale.
-	Eight unit condominium complex located in Solano County.
-	38 unit apartment complex located in San Joaquin County. The property is in contract for sale.
-	Four unit condominium complex located in Alameda County.

REO, held as investment, summarized by property classification is presented in the following table as of June 30, 2014, and December 31, 2013, ($ in thousands).

	June 30, 2014		December 31, 2013
	Properties	NBV	Properties	NBV
Property classification
Rental	13	$118,940	19	$141,812
Non-Rental	3	4,866	—	—
Development	1	9,562	5	20,751
Total REO, held as investment, net	17	$133,368	24	$162,563

Rental properties include single-family residences (1-4 units), multi-family buildings, wholly-owned condominium complexes, fractured condominium complexes and commercial property.

During the six month ended June 30, 2014, construction was completed at one property previously classified as Development and the property was designated as REO held for sale, as of June 30, 2014, one of the two units was in contract for sale.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

Non-rental and Development properties consist of the following four properties at June 30, 2014:

-
A property located in Los Angeles County, which was re-entitled to multi-family during the six months ended June 30, 2014.  Development plans provide for demolition of current building, and new construction.

-	Approximately 14 acres located in Stanislaus County zoned commercial. This property was re-classified from Development to Other during the six months ended June 30, 2014.
-	Approximately 13 acres located in Marin County, zoned for residential development. This property was re-classified from Development to Other during the six months ended June 30, 2014.
-
A partially completed home subdivision located in Fresno County. The property has rental operations of five single-family residences. This property was re-classified from Development to Other during the six months ended June 30, 2014.

REO, held as investment, summarized by geographic area is presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30, 2014				December 31, 2013
	Rental		Non-Rental		Rental		Non-Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco Bay Area
Contra Costa	4	$12,809	—	$—	4	$13,985	—	$—
Alameda	2	7,867	—	—	3	8,515	—	—
San Francisco	3	3,882	—	—	3	3,915	1	5,776
Napa	1	1,483	—	—	1	1,491	—	—
Marin	—	—	1	1,210	—	—	1	1,209
Solano	—	—	—	—	1	1,149	—	—
Total San Francisco Bay Area	10	26,041	1	1,210	12	29,055	2	6,985

Other Northern California
Sacramento	1	39,072	—	—	1	40,165	—	—
Amador	1	1,517	—	—	1	1,551	—	—
Stanislaus	—	—	1	2,780	—	—	1	2,790
Fresno	—	—	1	876	—	—	1	1,612
San Joaquin	—	—	—	—	2	3,235	—	—
Sutter	—	—	—	—	1	475	—	—
Total Other Northern California	2	40,589	2	3,656	5	45,426	2	4,402

Total Northern California	12	66,630	3	4,866	17	74,481	4	11,387

Los Angeles	1	52,310	1	9,562	2	67,331	1	9,364

Total REO Held as investment	13	$118,940	4	$14,428	19	$141,812	5	$20,751

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

Non-Rental REO, held as investment, summarized by property type is presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30, 2014			December 31, 2013
Property type (non-rental)	Units	Properties	NBV	Units	Properties	NBV

Residential - Single family	—	—	$—	2	2	$7,388
Commercial(1)	—	4	14,428	—	3	13,363
Total REO, held as investment, net	—	4	$14,428	2	5	$20,751

(1)       Includes two parcels of land of 14 and 13 acres respectively.

Rental REO, held as investment, summarized by property type is presented in the following table as of June 30, 2014 and December 31, 2013 ($ in thousands).

	June 30, 2014			December 31, 2013
Property type (rental)	Units	Properties	NBV	Units	Properties	NBV
Residential
Single family	1	1	$1,483	1	1	$1,491
Apartments	—	—	—	8	1	527
Condominiums(2)	174	2	60,072	220	4	65,014
Fractured Condominiums(3)	355	7	54,707	440	10	71,589
Total Residential	530	10	116,262	669	16	138,621
Commercial	—	3	2,678	—	3	3,191
Total REO, held as investment, net	530	13	$118,940	669	19	$141,812

(2)       Includes units in condominium complexes wholly-owned by the partnership.
(3)       Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Rental income	$2,602	$2,453	$5,278	$4,600
Operating expenses, rentals
Administration and payroll	331	331	673	629
Homeowner association fees	167	153	375	302
Professional services	(33)	—	(6)	—
Utilities and maintenance	256	240	546	462
Advertising and promotions	25	27	53	57
Property taxes	261	233	589	417
Other	89	57	139	92
Total operating expenses, rentals	1,096	1,041	2,369	1,959
Net operating income	1,506	1,412	2,909	2,641
Depreciation	520	526	1,123	1,021
Receiver fees	1	15	1	60
Rental operations, net	985	871	1,785	1,560
Interest on mortgages	386	392	823	785
Rental operation, net, less related mortgage interest	$599	$479	$962	$775

Leases on residential properties are all one year lease terms or month to month. One commercial property has a short term lease, due to the cancellation clause at lessee’s option.

NOTE 6 – BORROWINGS

Mortgages payable transactions are summarized in the following table for the six months ended June 30, ($ in thousands).

	2014	2013
Principal, January 1	$48,938	$47,293
New mortgages taken	—	5,000
Principal repaid	(648)	(574)
Principal, June 30	$48,290	$51,719

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 6 – BORROWINGS (continued)

Mortgages payable are summarized in the following table as of June 30, 2014 and December 31, 2013 (mortgage balance $ in thousands).

	June 30,	December 31,
Lender – summary of terms	2014	2013
NorthMarq Capital – Secured by a condominium complex,	$17,943	$18,170
located in Los Angeles County, matures July 1, 2015,
interest rate (2.90%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $119,758
East West Bank – Secured by a fractured condominium project	13,292	13,391
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
Business Partners – Secured by a commercial property located	6,522	6,721
in San Francisco County, matures May 1, 2015,
interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%),
monthly payment(1)(2) $79,155
Chase Bank – Secured by a condominium complex	4,985	5,036
located in Contra Costa County, matures September 1, 2042,
interest rate variable (fixed until September 1, 2017 at 3.52%), monthly payment $23,228
CapitalSource – Secured by a condominium complex,	4,893	4,952
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,258
Wells Fargo Bank – Secured by a condominium unit located in	344	351
San Francisco County, matures October 1, 2032,
interest rate (2.88%) varies annually (LIBOR plus 2.75%),
monthly payment $2,014
Wells Fargo Bank – Secured by a condominium unit located in	311	317
San Francisco County, matures September 15, 2032,
interest rate (4.03%) varies annually (bank rate plus 3.10%), monthly payment $2,110
Total mortgages payable	$48,290	$48,938

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 6 – BORROWINGS (continued)

Future minimum payments of principal at June 30, 2014 are presented in the following table ($ in thousands).

2014	$671
2015	24,508
2016	503
2017	13,017
2018	292
Thereafter	9,299
Total	$48,290

NOTE 7 – FAIR VALUE

The partnership does not record loans, REO, nor mortgages payable at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis:

•	Loans designated impaired (i.e. that are collateral dependent)
•	REO held for sale
•	REO held as investment
•	Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure during the year
•	Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure and sold during the year

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2014 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	06/30/14
Impaired loans with allowance, net(1)	$—	$9,097	$—	$9,097
REO held for sale	$—	$42,059	$—	$42,059
REO held as investment(2)	$—	$13,639	$—	$13,639
Impaired loans with allowance, net
foreclosed upon during 2014(1)(3)	$—	$280	$—	$280
Impaired loans with allowance, net
foreclosed and sold during 2014(1)	$—	$—	$—	$—

(1)	Sum of principal, advances, interest accrued, less the related specific allowance for financial reporting purposes.
(2)	Only includes properties with a valuation change during the year.
(3)	Excludes any properties included in the REO lines above.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

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

(a)
Secured loans (Level 2) – The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value. The partnership prices its loans uniquely and generally pricing does not react to other than significant changes in the prevailing interest rate indices. Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. Further, for substantially all loans, there are no prepayment-penalties to be collected and any potential loan buyers would be hesitant to risk paying above par. Due to these factors sales of the loans are infrequent and an active market does not exist.

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
June 30, 2014 (unaudited)

NOTE 7 – FAIR VALUE (continued)

The following methods are used depending upon the property type of the collateral of the secured loans.

Single family – The partnership’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comparables via its subscription to the RealQuest service, but also use free online services such as Zillow.com and other available resources to supplement this data. Sale comparables are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, and year built.

Where sufficient, applicable sale comparables are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

Multi-family residential – The partnership’s multi-family residential assets consist of either multiple owned units at fractured condominium projects and wholly owned apartment complexes with condominium overlays. Management’s fair market value analysis compares the aggregate retail value of the units as for-sale condominiums against the asset’s value as an income-producing rental property in determining its most favorable market.

The partnership’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method for the individual condominium units. Management primarily obtains sale comparables via its subscription to the RealQuest service, but also use free online services such as Zillow.com to supplement this data. Sale comparables are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition, amenities and year built. For fractured condominium projects, sales of units within the same community are preferred.

Management compiles a list of the most relevant sale comparables and derives an average price per square foot, which is then applied to the average square footage of partnership-owned units at the subject property to determine the average price per unit and the gross square footage of all partnership units to determine the aggregate retail value of the units as for-sale condominiums.

Where adequate sale comparables are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

The partnership’s preferred method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method when rental operations are consistent and rental income and expenses have been normalized. In order to determine market capitalization rates, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate capitalization rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value of stabilized properties performing at market, less any cost to improve.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

NOTE 7 – FAIR VALUE (continued)

Commercial buildings – Where commercial rental income information is available, the partnership’s preferred method for determining the fair value of its commercial real estate assets is the direct capitalization method. In order to determine market capitalization rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate capitalization rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value of stabilized properties performing at market, less any cost to improve.

Supplemental, and particularly when reliable net operating income is not available or the project is under development, management will seek additional information in the form of a sale comparison analysis (where adequate sale comparables are available), broker’s opinion of value, or appraisal.

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

(d)
Real estate owned (REO), net (Level 2). Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable. The fair value estimates are derived as above in secured loans for similar property types.  In rare instances where no market comparables are available, the fair value of the property will be computed using internal analytics that are expected to be indicative of the value that would be ascribed by a buyer/investor.

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

Results of Operations

Results of operation are discussed below for the three and six months ended June 30, 2014 and 2013 ($ in thousands).

	Changes during the three months ended June 30, 2014 versus 2013		Changes during the six months ended June 30, 2014 versus 2013
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$212	37%	$538	59%
Imputed interest on formation loan	5	5	19	10
Other interest income	—	—	—	—
Total interest income	217	33	557	51

Interest expense
Bank loan, secured	—	—	—	—
Mortgages payable	17	3	12	1
Amortization of discount on formation loan	5	5	19	9
Other interest expense	—	—	—	—
Total interest expense	22	4	31	2

Net interest income/(expense)	195	542	526	304

Late fees	15	750	14	280
Other	(82)	(32)	(216)	(40)
Total revenues, net	$128	43%	$324	87%

Provision for loan losses/(recoveries), net	12	8	(18)	(13)

Operating expenses
Mortgage servicing fees	50	30	23	7
Asset management fees	(3)	(2)	(5)	(1)
Costs from RMC	30	8	149	19
Professional services	(1)	(1)	(343)	(62)
REO
Rental operations, net	(114)	(13)	(225)	(14)
Holding costs	(2)	(7)	(39)	(43)
Loss/(gain) on disposal	—	—	(2)	100
Impairment loss	(291)	(100)	(291)	(100)
Other	16	64	23	79
Total operating expenses, net	(315)	(99)	(710)	(50)

Net income (loss)	$431	356%	$1,052	284%

Please refer to the above table and the consolidated Statement of Operations in the financial statements included in Part I, Item 1 of this report throughout the discussion of Results of Operations.

General Economic Conditions and Financial Overview

As noted in the Wells Fargo Economics Group report “California Employment Conditions: June 2014” - “Over the past year, nonfarm employment has increased 2.4 percent, producing a net gain of 356,400 jobs. With the increase, nonfarm employment in California has finally surpassed its prerecession peak, which dates back to July 2007. … the current cycle has largely been driven by the technology boom, which has most directly benefitted the San Francisco Bay Area. Coastal areas of Southern California have also improved, lifted by rebounds in international trade, tourism, and housing.” This is a continuation of  trends noted in the  “California Economic Outlook:  March 2014” also published by the Wells Fargo’s Economics Group:  “The Golden State’s Economy continues to grow at a pace slightly ahead of the nation’s, although gains have been heavily weighted toward the state’s larger metropolitan areas along the coast. Technology, tourism and retail trade have led the recovery in job growth in recent years, which has helped trim the unemployment rate and revive housing demand.” The report states in its Summary and Outlook Section:  “California’s economy continues to gradually gain momentum.  While the recovery has been slower than in the past, the state has methodically made progress working through a number of major impediments, most notably the overhang of foreclosures and distressed homes left over from the housing bust.” Further contained in that section:  “The biggest headlines and strongest job gains continue to be in California’s tech sector, much of which is centered in the Bay Area.”

Other published reports, including regional real estate market reports prepared by Polaris Pacific as published June 2014, indicate that real estate prices and rents are increasing in the California communities in which we lend. Median condominium resale prices increased 11.4% in San Francisco, 7.7% in the Silicon Valley and 12.6% in the Greater Los Angeles Area compared to the prior year. During 2013, rents in San Francisco increased 11.5% and 10.1% in the Silicon Valley.

Performance Highlights

The year 2013 marked the first full year since the 2008 financial crisis the partnership has operated without severe constraints that had been imposed by its lenders (which borrowings since have been repaid) and in a normally operating (i.e. not distressed) real estate markets. For the first time since 2008, the partnership reported full year net income for 2013, which continues into the second quarter of 2014, and the transition from crisis management, focused on cash management to a focus on re-building the business’ profitability.

Net income for the quarter ending June 30, 2014 increased by $431,000 compared to the quarter ending June 30, 2013. The change in net income is primarily due to an increase of interest on loans, net of $195,000 due to growth in the performing loan balance and average yield rate, and a decrease in REO impairment losses of $291,000 due the continued stabilization of the partnership’s loan and REO portfolios.

Net income for the six months ending June 30, 2014 increased by $1,052,000 compared to the same period in 2013. The change in net income is primarily due to the same reasons discussed above, with an increase of interest on loans, net of $526,000, and a reduction in REO impairment losses of $291,000 for the six months ended June 30, 2014.  Additionally, for the six months ended June 30, 2014 professional fees decreased by $343,000 compared to the same period in 2013, due to the reduction of complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations.

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

The tables below show the 2014 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of June 30, 2014 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2014	$27,402	$24,488	$51,890
Loans funded or acquired	22,907	—	22,907
Principal collected	(12,252)	(743)	(12,995)
Loans sold to affiliates	(2,394)	—	(2,394)
Foreclosures	—	(360)	(360)
Other-loans charged off	—	(17)	(17)
Principal, June 30, 2014	$35,663	$23,368	$59,031

Portfolio characteristics
Number of secured loans	26	19	45
Average secured loan-principal	1,372	1,230	1,312
Largest secured loan-principal	10,500	16,312	16,312
Smallest secured loan-principal	218	59	59
Number of counties	10	14	19
Average interest rate	7.37%	5.76%	6.73%
Number of loans with workout agreements	—	3	3
Aggregate workout principal balance	—	508	508
Number of loans with active modifications	—	4	4
Aggregate modifications principal balance	—	3,448	3,448

The Ongoing portfolio has an average interest rate of 7.37% compared to 5.76% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over the past several years on Legacy loans.

As of June 30, 2014, the partnership’s largest Legacy loan, in the unpaid principal balance of $16,312,000 (representing 68.39% of outstanding secured Legacy principal balance and 6.79% of total partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California.  This loan matured April 1, 2012.  A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

	Loans	Principal	Percent
Geographic distribution
Ongoing
San Francisco Bay Area	17	$28,523	80%
Other Northern California	2	3,018	8
Los Angeles & Southern Coastal	7	4,122	12
Other Southern California	—	—	—
Total ongoing loans	26	$35,663	100%

Legacy
San Francisco Bay Area	11	$22,034	94%
Other Northern California	5	743	3
Los Angeles & Southern Coastal	2	476	2
Other Southern California	1	115	1
Total legacy loans	19	$23,368	100%

Total
San Francisco Bay Area	28	50,557	85%
Other Northern California	7	3,761	6
Los Angeles & Southern Coastal	9	4,598	8
Other Southern California	1	115	1
Total	45	$59,031	100%

Lien position
Ongoing
First trust deeds	20	$30,524	86%
Second trust deeds	6	5,139	14
Third trust deeds	—	—	—
Total ongoing loans	26	$35,663	100%

Legacy
First trust deeds	8	$17,984	77%
Second trust deeds	10	5,098	22
Third trust deeds	1	286	1
Total legacy loans	19	$23,368	100%

Total
First trust deeds	28	$48,508	82%
Second trust deeds	16	10,237	17
Third trust deeds	1	286	1
Total loans	45	$59,031	100%

	Ongoing	Legacy	Total

Scheduled maturities
2014	$374	$141	$515
2015	22,443	1,273	23,716
2016	5,665	3,025	8,690
2017	1,015	1,379	2,394
2018	349	233	582
Thereafter	5,817	—	5,817
Total future maturities	35,663	6,051	41,714
Matured at June 30, 2014	—	17,317	17,317
Total secured loans	$35,663	$23,368	$59,031

Matured loans
Number of loans	—	4	4
Principal	$—	$17,317	$17,317
Advances	—	718	718
Accrued interest	—	—	—
Loan balance	$—	$18,035	$18,035
Percent of principal	—%	74%	74%

Delinquency
Past due
30-89 days	$349	$—	$349
90-179 days	—	665	665
180 or more days	—	16,885	16,885
Total past due	349	17,550	17,899
Current	35,314	5,818	41,132
Total secured loans	$35,663	$23,368	$59,031

Secured loans in nonaccrual status
Number of loans	—	7	7
Principal	$—	$17,962	$17,962
Advances	—	723	723
Accrued interest	—	—	—
Loan balance	$—	$18,685	$18,685

Loans designated impaired
Principal	$—	20,632	$20,632
Recorded investment(1)	$—	21,371	$21,371
Impaired loans without allowance	$—	3,695	$3,695
Impaired loans with allowance	$—	17,675	$17,675

Allowance for loan losses
Provision/(Recovery) for loan losses, 2014	$—	$(160)	$—
Allowance for loan losses	$—	$8,578	$8,578

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Revenue – Interest income – Loans

Interest income on loans increased for the three and six months ended June 30, 2014 as a result of the partnership adding approximately $33,539,700 of new performing loans to the loan portfolio since June 30, 2013. Foregone interest (not recorded for financial reporting purposes on loans designated in non-accrual status) was $243,046 and $729,655 for the three months ended, and $486,134 and $1,475,005 for the six months ended June 30, 2014 and 2013, respectively. The tables below recap the three and six month averages and the effect of the foregone interest on the average yield rate for the Ongoing and Legacy groups of loans ($ in thousands).

	For the three months ended June 30,
	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2014	$35,066	$622	7.10%	7.49%
2013	$17,524	$231	5.28%	6.69%

Legacy
2014	$24,093	$156	2.59%	5.78%
2013	$50,020	$335	2.68%	7.34%

Total
2014	$59,159	$778	5.26%	6.63%
2013	$67,544	$566	3.35%	7.02%

	For the six months ended June 30,
	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2014	$35,557	$1,089	7.13%	7.42%
2013	$14,012	$330	4.71%	5.35%

Legacy
2014	$24,409	$358	2.93%	5.81%
2013	$50,320	$578	2.30%	7.36%

Total
2014	$54,966	$1,446	5.26%	6.62%
2013	$64,332	$908	2.82%	6.35%

Revenue – Interest expense

 - Mortgages

Mortgage interest expense increased by $17,000 for the three months ended June 30, 2014 compared to the same period in 2013 due to a new mortgage acquired in June of 2013, for which the first payment was not due until August 2013.

For the six months ended June 30, 2014 mortgage interest expense increased by $12,000 compared to the same period in 2013 due to the new mortgage discussed above, and an offsetting reduction in interest expense during the first quarter of 2014 related to one mortgage being paid off in full subsequent to the sale of the rental property securing the loan at the end of 2013.

Revenue - Other

Rental income generated from REO held for sale is reclassified as Revenue – Other when the property is designated as held for sale. The decrease of $216,000 for the six months ended June 30, 2014, is primarily due to the sale of three properties since June 30, 2013.

Provision for Losses on Loans/Allowance for Loan Losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each year. All Ongoing loans are performing and are deemed well collateralized and the improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the legacy loans.  As a result, the allowance for loan losses decreased by $18,000.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

 - Mortgage servicing fees

The increase in mortgage servicing fees for the three months ended June 30, 2014 is due to the increase in the average secured loan balances and a change in the portion of fees waived by RMC, a general partner.  Fees are charged at the annual rate of 1.5%, and prior to April 2014, RMC at its sole discretion, waived 0.5% of the annual rate.  Beginning in the second quarter of 2014, the full 1.5% was charged to the partnership.  There is no guarantee RMC will waive any portion of this fee in the future.

 - Costs from RMC

The increase in costs from RMC was largely due to increased office and personnel expenses for the six months ending June 30, 2014, compared to the same period in 2013.  The increase in reimbursable expenses were offset by a revision in the general partner’s allocations, done in accordance with the operating agreement. The change was made during the quarter ended June, 30, 2014, which resulted in a reduction in allocated costs for both the first and second quarter of 2014 totaling $105,000.

 - Professional services

The decrease in professional services for the six month ended June 30, 2014 was largely due to the above normal operating costs during the first quarter of 2013 related to complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations. Fees for auditing and tax services decreased approximately $30,000, legal fees decreased $264,000 and consultant’s fees decreased $11,000.

REO – Rental operations, net

The table below summarizes the rental operations, net for the three and six months ended June 30, ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Rental income	$2,602	$2,453	$5,278	$4,600
Operating expenses, rentals
Administration and payroll	331	331	673	629
Homeowner association fees	167	153	375	302
Professional services	(33)	—	(6)	—
Utilities and maintenance	256	240	546	462
Advertising and promotions	25	27	53	57
Property taxes	261	233	589	417
Other	89	57	139	92
Total operating expenses, rentals	1,096	1,041	2,369	1,959
Net operating income	1,506	1,412	2,909	2,641
Depreciation	520	526	1,123	1,021
Receiver fees	1	15	1	60
Rental operations, net	985	871	1,785	1,560
Interest on mortgages	386	392	823	785
Rental operations, net, less related mortgage interest	$599	$479	$962	$775

Rental operations are comprised of residential and commercial properties. There were 10 residential properties at June 30, 2014 with a net book value of $116,262,000, and three commercial properties with a net book value of $2,678,000. Rental financial highlights by property type are presented in the table below for the three and six months ended June 30, 2014, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
Three months ended June 30,
Property type
Residential
Single family	$3	$16	$(13)	$2	$—	$—	$(15)
Condominiums and	1,046	342	704	263	—	188	253
apartments
Fractured condominiums	1,377	609	768	241	1	198	328
Total residential	2,426	967	1,459	506	1	386	566
Commercial	176	129	47	14	—	—	33
Total	$2,602	$1,096	$1,506	$520	$1	$386	$599

Six months ended June 30,
Property type
Residential
Single family	$15	$23	$(8)	$8	$—	$—	$(16)
Condominiums and	2,053	746	1,307	526	—	376	405
apartments
Fractured condominiums	2,991	1,363	1,628	567	1	447	613
Total residential	5,059	2,132	2,927	1,101	1	823	1,002
Commercial	219	237	(18)	22	—	—	(40)
Total	$5,278	$2,369	$2,909	$1,123	$1	$823	$962

The increase in rental operations for the second quarter of 2014 was largely due to the continued stabilization of occupancy rates and increased rental rates.  Major areas of change from the second quarter of 2013 to the second quarter of 2014 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
2014 results	$ 2,602	$ 1,096	$ 1,506	$ 520	$ 1	$ 386	$ 599
2013 results	2,453	1,041	1,412	526	15	392	479
Change	$ 149	$ 55	$ 94	$ (6)	$ (14)	$ (6)	$ 120

Explanation of change
Rents to market rates &
increased occupancy	$ 149	$ 41	$ 108	$ —	$ —	$ —	$ 108
Refunds / Adjustments	—	(16)	16	—	—	—	16
Completed deferred
maintenance	—	(11)	11	—	—	—	11
Deferred maintenance	—	—	—	—	—	—	—
Receiver contract
complete	—	—	—	—	(14)	—	14
New mortgages	—	—	—	—	—	—	—
Other	—	41	(41)	(6)	—	(6)	(29)
Change	$ 149	$ 55	$ 94	$ (6)	$ (14)	$ (6)	$ 120

- Rental income – In the second quarter of 2014, vacancy rates decreased compared to the second quarter of 2013 due to the continued stabilization of rental properties post acquisition. In addition, 66% of rental properties are located in areas such as San Francisco Bay Area, Los Angeles, and Southern Coastal California, where rental rates continue to increase due to favorable market conditions.

- Operating expenses – The second quarter of 2014 experienced higher operating costs in conjunction with the increase in occupancy rates and rental income as mentioned above.  Property taxes, which are due in the second quarter of each year, increased in 2014 due in part to refunds received in the second quarter of 2013 based on the reassessment of rental properties post-acquisition.  Additionally, state franchise tax expense increased in the second quarter of 2014 due primarily to the timing of the annual payment.  In 2013, a portion of tax expenses were paid in subsequent periods.

- Receiver fees – In the second quarter of 2014 there was a decrease in receiver fees due to the receiver’s assignment being completed during 2013.

At the general partners’ direction, the property management companies have worked to improve net operating income by executing the strategy of increasing occupancy while achieving market rent growth. We manage market rents across our portfolio by reviewing market surveys and by communicating with property managers. Additionally, as tenants vacate units we anticipate moving rents to the currently existing higher market rents. The general partners are also reviewing administrative costs such as management fees and operating costs.

REO – Holding costs – The decrease in holding costs in the three and six months ended June 30, 2014 was primarily due to the sale of properties during 2013.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for operations, lending and payments to partners.

Contractual Obligations, Commitments, and Contingencies

A summary of the contractual obligations of the partnership as of June 30, 2014 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages payable	$48,290	$1,357	$37,199	$9,734
Construction contracts	—	—	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—
Total	$48,290	$1,357	$37,199	$9,734

Distributions to limited partners

The percent of limited partners electing cash distributions, if any, by weighted average to total partners’ capital was 58% and 56% for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, $562,000 and $563,000, respectively, was distributed to limited partners and $1,119,000 and $1,129,000 was distributed to limited partners for the six months ended June 30, 2014 and 2013, respectively. Should the full year results of operations be a net loss, these amounts distributed would constitute a return of capital.

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

The table below sets forth actual redemptions for the three and six months ended June 30 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Capital liquidations-without penalty	$1,503	$—	$2,281	$—
Capital liquidations-subject to penalty	—	—	540	—
Total	$1,503	$—	$2,821	$—

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

The partnership’s five most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments as of March 31, 2014. In the quarter ending March 31, 2014, those investors that had a liquidation payment pending but which was suspended as of March 31, 2009, the partnership resumed liquidation payments based on their current capital balance at the payment terms of their election existing at March 2009. Limited partners were informed of our reinstitution of accepting liquidation requests and those that requested liquidation between January 1, 2014 and prior to March 31, 2014, had their liquidation requests added to those previously existing, with payments beginning as of June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

In summary, the priority order states liquidation payments will be made first to limited partners withdrawing capital accounts according to the 5-year or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts per the accelerated provision, then to other limited partners withdrawing capital accounts per the accelerated provision, then to executors, heirs or other administrators withdrawing capital accounts upon the death of a limited partner, and finally to all other limited partners withdrawing capital accounts. For the first quarter of 2014 liquidations payments of $1,318,000 were made, and there were no unfulfilled requests. For the second quarter of 2014, $1,503,000 of liquidations were paid, which fulfilled 83% of the requests for those requesting the 5-year or longer option. The remaining unfulfilled requests at June 30, 2014, were $1,690,000. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII
(Registrant)

Date: August 14, 2014	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 14, 2014	By:	Gymno LLC, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager

Date: August 14, 2014	By:	Michael R. Burwell, General Partner
		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner