Form 10-Q
period 2014-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2014-11-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Balance Sheets
September 30, 2014 (unaudited) and December 31, 2013 (audited)
($ in thousands)

ASSETS

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$4,920	$16,393

Loans
Secured by deeds of trust
Principal	71,748	51,890
Advances	723	708
Accrued interest	297	222
Unsecured	97	112
Allowance for loan losses	(8,578)	(8,790)
Net loans	64,287	44,142

Receivable from affiliate	—	33

Real estate held for sale, net	88,221	16,552

Real estate held as investment	69,958	162,563

Other assets, net	4,676	5,258

Total assets	$232,062	$244,941

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$1,063	$980
Payable to affiliate	480	495
Mortgages payable	41,545	48,938
Total liabilities	43,088	50,413

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	189,505	194,236
General partners’ capital (deficit)	(1,008)	(1,024)
Total partners’ capital	188,497	193,212

Non-controlling interest	477	1,316
Total capital	188,974	194,528

Total liabilities and capital	$232,062	$244,941

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
($ in thousands, except for per limited partner amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues, net
Interest income
Loans	$872	$580	$2,318	$1,488
Imputed interest on formation loan	105	99	314	289
Total interest income	977	679	2,632	1,777

Interest expense
Mortgages	546	593	1,640	1,674
Amortization of discount on formation loan	105	99	314	289
Total interest expense	651	692	1,954	1,963

Net interest income/(expense)	326	(13)	678	(186)

Late fees	4	3	23	8
Other	889	962	1,212	1,501
Total revenues/(expense), net	1,219	952	1,913	1,323

Recovery of loan losses	—	—	(160)	(142)

Operating Expenses
Mortgage servicing fees	233	146	573	463
Asset management fees	187	190	567	574
Costs from Redwood Mortgage Corp.	440	386	1,362	1,160
Professional services	150	155	365	712
REO
Rental operations, net	(526)	(546)	(2,311)	(2,106)
Holding costs	25	17	76	108
Loss/(gain) on disposal	(184)	—	(187)	—
Impairment loss	—	—	—	291
Other	21	10	73	39
Total operating expenses	346	358	518	1,241

Net income	$873	$594	1,555	224

Net income
Limited partners (99%)	$864	$588	$1,539	$222
General partners (1%)	9	6	16	2
	$873	$594	$1,555	$224

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2014
(in thousands) (unaudited)

	Limited Partners’ Capital			General	Total
		Formation		Partners’	Partners’
	Capital	Loan	Capital, net	Capital	Capital, net

Balance, December 31, 2013	$201,863	$(7,627)	$194,236	$(1,024)	$193,212
Net income (loss)	1,539	—	1,539	16	1,555
Allocation of syndication costs	—	—	—	—	—
Distributions	(1,689)	—	(1,689)	—	(1,689)
Liquidations	(4,624)	—	(4,624)	—	(4,624)
Early withdrawal penalties	—	43	43	—	43

Balance, September 30, 2014	$197,089	$(7,584)	$189,505	$(1,008)	$188,497

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
($ in thousands) (unaudited)

	2014	2013
Cash flows from operating activities
Net income (loss)	$1,555	$224
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	53	64
Imputed interest on formation loan	(314)	(289)
Amortization of discount on formation loan	314	289
Provision for loan losses	(160)	(142)
REO – depreciation, rental properties	1,615	1,852
REO – depreciation, other properties	17	16
REO – loss/(gain) on disposal	(187)	—
REO – impairment loss	—	397
Change in operating assets and liabilities
Accrued interest	(137)	(51)
Allowance for loan losses-recoveries, net of receivables	50	1,177
Receivable from affiliates	33	(137)
Other assets	529	(1,067)
Accounts payable	83	(1,397)
Payable to affiliate	(14)	(265)
Net cash provided by (used in) operating activities	3,437	671

Cash flows from investing activities
Secured loans funded or acquired	(38,497)	(16,638)
Principal collected on secured loans	15,868	7,119
Loans assigned to affiliates	2,394	2,107
Advances on loans	(39)	1,954
Unsecured loans	15	(40)
Payments for development of REO	(1,316)	(2,963)
Proceeds from disposition of REO	20,924	1,398
Net cash provided by (used in) investing activities	(651)	(7,063)

Cash flows from financing activities
Mortgages taken	—	5,000
Payments on mortgages	(7,393)	(882)
Partners’ withdrawals	(6,313)	(1,689)
Early withdrawal fees	43	—
Increase/(decrease) in non-controlling interest	(596)	(441)
Net cash provided by (used in) financing activities	(14,259)	1,988

Net increase (decrease) in cash and cash equivalents	(11,473)	(4,404)

Cash and cash equivalents, January 1	16,393	18,943

Cash and cash equivalents, September 30	$4,920	$14,539

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$360	$6,979

Cash paid for interest	$1,642	$1,674

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (RMI VIII or the partnership) was organized in 1993. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making and investing in loans secured by deeds of trust on California real estate.

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
September 30, 2014 (unaudited)

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

The partnership’s six most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments as of March 31, 2014. In the quarter ended March 31, 2014, for those limited partners that had a liquidation payment pending but which was suspended as of March 31, 2009, the partnership resumed liquidation payments based on their current capital balance at the payment terms of their election existing at March 2009. Limited partners were informed of our reinstitution of accepting liquidation requests and those that requested liquidation between January 1, 2014 and prior to March 31, 2014, had their liquidation requests added to those previously existing, with payments beginning as of June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

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
September 30, 2014 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans

Sales commissions are paid to the broker dealers by RMC and are not paid directly by the partnership out of the offering proceeds. The partnership loans to RMC, one of the general partners, amounts to pay all sales commissions to broker/dealers for sale of units and amounts payable in connection with unsolicited orders. This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and is to be repaid as provided for in the partnership agreement, which payment provisions may be modified as proposed by the general partners as circumstances may warrant. The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets. As payments on the formation loan are received from RMC, the deduction from capital will be reduced. Interest is imputed at the market rate of interest in effect at the time of the offering. If the general partners are removed and RMC is no longer receiving fees for services rendered, the formation loan is forgiven.

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
September 30, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries, and its 72.5%-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the fair value of loans, primarily loans designated impaired, and the fair value of the related real estate collateral and real estate owned, if any. Actual results could differ significantly from these estimates.

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
September 30, 2014 (unaudited)

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
September 30, 2014 (unaudited)

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
September 30, 2014 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $9,000 and $6,000 for the three months ended and $16,000 and $2,000 for the nine months ended September 30, 2014 and 2013, respectively.

Formation loan

The formation loan transactions are summarized in the following table at September 30, 2014 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,520)
Formation loan made, net	21,047
Repayments to date	(14,297)
Early withdrawal penalties applied	(686)
Formation loan, net	6,064
Unamortized discount on formation loan	1,520
Balance, September 30, 2014	$7,584

Interest has been imputed at the market rate of interest in effect at the time of the offerings which ranged from 4.00% to 9.50%. During the three months ended September 30, 2014 and 2013, approximately $105,000 and $99,000, respectively, were recorded related to amortization of the discount on imputed interest, and for the nine months ended September 30, 2014 and 2013, $314,000 and $289,000, respectively, was recorded.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

The scheduled payments on the formation loan are presented in the following table ($ in thousands).

2015	$1,893
2016	1,665
2017	1,322
2018	1,150
2019	756
2020	798
Thereafter	—
Total	$7,584

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

 - Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. Loan brokerage commissions paid to the general partners by the borrowers were $316,525 and $89,000 for the three months ended, and $750,838 and $315,000 for the nine months ended September 30, 2014 and 2013, respectively.

 - Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Other fees totaled $11,435 and $5,876 for the three months ended, and $25,492 and $16,052 for the nine months ended September 30, 2014 and 2013, respectively.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

The following fees are paid by the partnership to the general partners.

 - Mortgage servicing fees

RMC may earn mortgage servicing fees of up to 1.5% annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from RMI VIII. Historically, RMC charged one percent annually, and at times waived additional amounts to improve the partnership’s earnings. Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion. Beginning in April 2014, and going forward, RMC charged 1.5% (1% was charged in prior periods).

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the three and nine months ended September 30, ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Chargeable by RMC	$233	$219	$636	$695
Waived by RMC	—	(73)	(63)	(232)
Charged	$233	$146	$573	$463

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

Asset management fees were $187,000 and $190,000 for the three months ended, and $567,000 and $574,000 for the nine months ended September 30, 2014 and 2013, respectively No asset management fees were waived during any period reported.

- Costs from Redwood Mortgage Corp.

RMC, a general partner, per the operating agreement, may request reimbursement by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to a fund. Other costs are allocated on a pro-rata basis (e.g. by the funds’ percentage of total capital of all funds). Payroll and consulting fees are broken out first based on activity, and then allocated to funds on a pro-rata basis based on either a specific asset base or capital percentage. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Operating expenses of $440,000 and $386,000 for the three months ended and $1,362,000 and $1,160,000 for the nine months ended September 30, 2014 and 2013, respectively, were reimbursed to RMC. RMC did not waive its right to request reimbursement of any qualifying charges during the three and nine months ended September 30, 2014 and 2013.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

 - Syndication costs

As of September 30, 2014 there were no unallocated syndication costs. All syndication costs, totaling $5,010,000, were allocated to the limited partner’s capital accounts as of December 31, 2013.

NOTE 4 – LOANS

Loans generally are funded with a fixed interest rate and a loan term up to five years. As of September 30, 2014, 34 (69%) of the partnership’s loans (representing 68% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of September 30, 2014, 27 (55%) of the loans outstanding (representing 83% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of September 30, 2014, the partnership had no construction loans outstanding.

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of September 30, 2014, the partnership had no rehabilitation loans outstanding.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30, ($ in thousands).

	2014	2013
Principal, January 1	$51,890	$60,870
Loans funded or acquired	38,497	16,638
Principal collected	(15,868)	(7,119)
Loans assigned to affiliates	(2,394)	(2,107)
Foreclosures	(360)	(18,975)
Loans charged off as uncollectible	(17)	—
Principal, September 30	$71,748	$49,307

During the nine months ended September 30, 2014 and 2013, the partnership renewed zero and two loans, respectively, with a remaining aggregate principal of approximately $0 and $350,000, at September 30, 2014 and 2013, respectively, not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Number of secured loans	49	36
Secured loans – principal	$71,748	$51,890
Secured loans – lowest interest rate (fixed)	4.00%	4.00%
Secured loans – highest interest rate (fixed)	12.00%	12.00%

Average secured loan – principal	$1,464	$1,441
Average principal as percent of total principal	2.04%	2.78%
Average principal as percent of partners’ capital	0.77%	0.75%
Average principal as percent of total assets	0.63%	0.59%

Largest secured loan – principal	$16,312	$16,312
Largest principal as percent of total principal	22.73%	31.44%
Largest principal as percent of partners’ capital	8.63%	8.44%
Largest principal as percent of total assets	7.03%	6.65%

Smallest secured loan – principal	$49	$79
Smallest principal as percent of total principal	0.07%	0.15%
Smallest principal as percent of partners’ capital	0.03%	0.04%
Smallest principal as percent of total assets	0.02%	0.03%

Number of counties where security is located (all California)	20	17
Largest percentage of principal in one county	35.63%	41.68%

Number of secured loans in foreclosure status	2	2
Secured loans in foreclosure – principal	$16,977	$16,689

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2014, the partnership’s largest loan, in the unpaid principal balance of $16,312,000 (representing 22.73% of outstanding secured loans and 7.03% of partnership assets) has an interest rate of 5.00% and is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress of the receiver.

Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Lien position

At funding secured loans had the following lien positions and are presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	30	$59,505	83%	19	$36,816	71%
Second trust deeds	18	11,959	16	16	14,784	28
Third trust deeds	1	284	1	1	290	1
Total secured loans	49	71,748	100%	36	51,890	100%
Liens due other lenders at loan closing		45,579			53,098

Total debt		$117,327			$104,988

Appraised property value at loan closing		$221,171			$148,215

Percent of total debt to appraised
values (LTV) at loan closing(1)		53.05%			70.83%

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

Property type

Secured loans summarized by property type are presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30, 2014			December 31, 2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	31	$38,004	53%	27	$33,771	65%
Multi-family	1	1,524	2	1	1,000	2
Commercial(3)	17	32,220	45	8	17,119	33
Total secured loans	49	$71,748	100%	36	$51,890	100%

(2)
Single family property type as of September 30, 2014 consists of 15 loans with principal of $6,561,136 that are owner occupied and 16 loans with principal of $31,443,457 that are non-owner occupied. At December 31, 2013, single family property consisted of 17 loans with principal of $8,494,199 that were owner occupied and 10 loans with principal of $25,276,637 that were non-owner occupied.

(3)	Includes one loan with a principal balance of approximately $527,000, secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Property type (continued)

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of September 30, 2014 and December 31, 2013, $17,280,000 and $16,312,000, respectively, of the partnership’s loans were secured by condominium properties.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30, 2014		December 31, 2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent

San Francisco Bay Area(4)
San Francisco	$25,561	35.63%	$21,627	41.68%
Contra Costa	16,644	23.20	16,647	32.08
San Mateo	6,587	9.18	1,765	3.40
Marin	3,995	5.57	180	0.35
Santa Clara	2,991	4.17	3,208	6.18
Alameda	2,765	3.85	1,260	2.43
Solano	2,575	3.59	—	—
Napa	399	0.56	406	0.78
	61,517	85.75	45,093	86.90

Other Northern California
Yolo	2,800	3.90	—	—
Sacramento	231	0.32	249	0.48
Sutter	218	0.30	—	—
Monterey	175	0.24	178	0.34
Calaveras	171	0.24	182	0.35
San Benito	97	0.13	97	0.19
Butte	49	0.07	79	0.15
	3,741	5.20	785	1.51

Total Northern California	65,258	90.95	45,878	88.41

Los Angeles & Coastal
Los Angeles	3,289	4.59	2,511	4.84
Orange	1,439	2.01	1,354	2.61
San Bernardino	1,300	1.81	—	—
Ventura	348	0.48	350	0.67
San Diego	—	—	1,680	3.24
	6,376	8.89	5,895	11.36

Other Southern California
Kern	114	0.16	117	0.23

Total Southern California	6,490	9.05	6,012	11.59

Total Secured Loans	$71,748	100%	$51,890	100%

(4)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at September 30, 2014	Loans	Principal	Percent
2014	—	$—	—%
2015	16	28,957	40
2016	10	12,063	17
2017	7	3,910	6
2018	2	579	1
2019	10	8,922	12
Total future maturities	45	54,431	76
Matured at September 30, 2014	4	17,317	24
Total secured loans	49	$71,748	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership reports maturity data based upon the most recent contractual agreement with the borrower. The table above includes no loans which are renewals.

Matured loans

Secured loans past maturity are summarized in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Number of loans(5)(6)	4	5
Principal	$17,317	$17,694
Advances	718	683
Accrued interest	—	63
Loan balance	$18,035	$18,440
Percent of principal	24%	34%

(5)	The secured loans past maturity include four and five loans as of September 30, 2014 and December 31, 2013, respectively, which are also included in the secured loans in non-accrual status.

(6)	The secured loans past maturity include four and five loans as of September 30, 2014 and December 31, 2013, respectively, which are also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Past due
30-89 days	$—	$665
90-179 days	—	17,197
180 or more days	17,548	474
Total past due	17,548	18,336
Current	54,200	33,554
Total secured loans	$71,748	$51,890

At September 30, 2014 and December 31, 2013, the partnership’s largest loan, with an unpaid principal balance of $16,312,000, is included in the table above at 180 or more days and 90-179 days delinquent, respectively. This loan is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress by the receiver in stabilizing the property.

At September 30, 2014, the partnership had three workout agreements in effect with an aggregate principal of $498,000. Two borrowers had made all required payments under the workout agreements. Two loans were included in the above table as current and one loan is included in 180 or more days delinquent. All three of the loans were designated impaired and were in non-accrual status.

At December 31, 2013, the partnership had three workout agreements in effect with an aggregate principal of $1,097,000. All three borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. All three of the loans were designated impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the nine months ended September 30, 2014 and the year ended December 31, 2013 was $0 and $62,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at September 30, 2014 and December 31, 2013 was $0 and $81,000, respectively.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the nine months ended September 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	September 30, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	5	$3,947	5	$6,085
New modifications	—	—	1	325
Paid off/Foreclosed	(1)	(325)	(1)	(2,140)
Expired/Voided	—	—	—	—
Principal Collected	—	(261)	—	(323)
Ending Balance	4	$3,361	5	$3,947

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the nine months ended September 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	September 30, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	3	$1,097	4	$1,126
New agreements	1	97	2	847
Paid off/Foreclosed	—	—	(1)	(417)
Expired/Voided	(1)	(665)	(2)	(449)
Principal collected	—	(31)	—	(10)
Balance, end of period	3	$498	3	$1,097

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table for the nine months ended September 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	September 30, 2014		December 31, 2013
	Active	Principal	Active	Principal
Balance, January 1	5	$4,228	6	$8,042
New agreements	—	—	2	990
Paid off/Foreclosed	(1)	(325)	(3)	(4,507)
Principal collected	—	(227)	—	(297)
Balance, end of period	4	$3,676	5	$4,228

Provision for loan losses		$84		$130

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Secured loans in nonaccrual status
Number of loans	7	8
Principal	$17,949	$18,361
Advances	723	688
Accrued interest	—	63
Loan balance	$18,672	$19,112
Foregone interest	$685	$887

At September 30, 2014 and December 31, 2013, there was zero and one loan with a loan balance of $0 and $425,000, respectively that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Principal	$20,547	$21,499
Recorded investment(6)	$21,285	$22,249
Impaired loans without allowance	$3,620	$4,149
Impaired loans with allowance	$17,665	$18,100
Allowance for loan losses, impaired loans	$8,578	$8,740

(6)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for the nine months ended September 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Average recorded investment	$21,501	$36,652
Interest income recognized	$136	$156
Interest income received in cash	$195	$378

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table as of, and for the nine months ended September 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Balance, January 1	$8,790	$19,815

Provision for loan losses	(160)	(1,040)

Charge-offs, net
Charge-offs	(102)	(14,623)
Recoveries	50	4,638
Charge-offs, net	(52)	(9,985)

Balance, September 30	$8,578	$8,790

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.08%	17.00%

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$8,578	53%	$8,790	65%
Multi-family	—	2	—	2
Commercial	—	45	—	33
Total allowance for loan losses	$8,578	100%	$8,790	100%

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

Transactions and activity, including changes in the net book values, if any, of REO held for sale are presented in the following table for the nine months ended September 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	September 30,	December 31,
	2014	2013
Balance, beginning of period	$16,552	$—
Acquisitions	360	3,895
Dispositions	(20,212)	(7,745)
Improvements/betterments	631	11
Designated (to)from REO held as investment	88,592	20,594
Change in net book value	2,452	(160)
Depreciation	(154)	(43)
Balance, end of period	$88,221	$16,552

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

The following transactions occurred during the nine months ended September 30, 2014:

- Designated to REO held for sale from REO held for investment

-	Nine unit condominium complex located in Sutter County. The units sold for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	Two condominium units located in San Francisco County. One unit sold for approximately its carrying value.
-	38 unit apartment complex located in San Joaquin County. This property sold for a gain on its carrying value.
-	Four unit condominium complex located in Alameda County. One unit sold for a gain on its carrying value. One unit is currently in contract for sale.
-	Eight unit condominium complex located in Solano County. This property is in contract for sale.
-	Two units in a condominium complex located in San Francisco County. One unit is in contract for sale.
-	48 unit condominium complex located in Contra Costa County. This property is in contract for sale.
-	126 unit condominium complex located in Los Angeles County.
-	A single family home located in Napa County. This property is in contract for sale.
-	Six units in a condominium complex located in Contra Costa County.
-	72 units in a condominium complex located in Los Angeles County.

REO, held for sale, summarized by property classification is presented in the following table as of September 30, 2014, and December 31, 2013, ($ in thousands).

	September 30,	December 31,
	2014	2013
Property type
Rental	$83,114	10,541
Non-Rental	364	—
Development	4,743	6,011
Total REO, held for sale	$88,221	$16,552

Number of properties, end of period	11	3

Non-Rental and Development properties consist of the following three properties at September 30, 2014:

-	Two condominium units located in San Francisco County. One unit sold for approximately its carrying value.
-	Three remaining units of a tenant-in-common building located in San Francisco County.
-	Single-family residence located in Orange County. The property is listed for sale.

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
September 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment

For REO, held as investment, the activity in net book value (NBV) and changes in accumulated depreciation are summarized in the following table for the nine months ended September 30, 2014 and the year ended December 31, 2013 ($ in thousands).

	NBV		Accumulated Depreciation
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Balance, beginning of period	$162,563	$181,333	$8,275	$5,926
Acquisitions	—	3,099	—	—
Dispositions	(525)	(1,696)	(7)	—
Improvements/betterments	685	4,059	—	—
Designated (to)from REO held for sale	(88,592)	(20,594)	(6,859)	(411)
Changes in net book values (NBV)	(2,695)	(878)	—	—
Depreciation	(1,478)	(2,760)	1,478	2,760
Balance, end of period	$69,958	$162,563	$2,887	$8,275

The following transactions occurred during the nine months ended September 30, 2014:

- Designated from REO held for investment to REO held for sale

-	Nine unit condominium complex located in Sutter County. The units sold for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	Two condominium units located in San Francisco County. One unit sold for approximately its carrying value.
-	38 unit apartment complex located in San Joaquin County. This property sold for a gain on its carrying value.
-	Four unit condominium complex located in Alameda County. One unit sold for a gain on its carrying value. One unit is currently in contract for sale.
-	Eight unit condominium complex located in Solano County. This property is in contract for sale.
-	Two units in a condominium complex located in San Francisco County. One unit is in contract for sale.
-	48 unit condominium complex located in Contra Costa County. This property is in contract for sale.
-	126 unit condominium complex located in Los Angeles County.
-	A single family home located in Napa County. This property is in contract for sale.
-	Six units in a condominium complex located in Contra Costa County.
-	72 units in a condominium complex located in Los Angeles County.

REO, held as investment, summarized by property classification is presented in the following table as of September 30, 2014, and December 31, 2013, ($ in thousands).

	September 30, 2014		December 31, 2013
	Properties	NBV	Properties	NBV
Property classification
Rental	8	$55,335	19	$141,812
Non-Rental	3	4,860	—	—
Development	1	9,763	5	20,751
Total REO, held as investment, net	12	$69,958	24	$162,563

Rental properties include fractured condominium complexes and commercial property.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

During the nine months ended September 30, 2014, construction was completed at one property previously classified as Development and the property was designated as REO held for sale, as of September 30, 2014, one of the two units sold for approximately its carrying value.

Non-rental and Development properties consist of the following four properties at September 30, 2014:

-
A property located in Los Angeles County, which was re-entitled to multi-family during the nine months ended September 30, 2014.  Development plans provide for demolition of current building, and new construction.

-	Approximately 14 acres located in Stanislaus County zoned commercial. This property was re-classified from Development to Other during the nine months ended September 30, 2014.
-	Approximately 13 acres located in Marin County, zoned for residential development. This property was re-classified from Development to Other during the nine months ended September 30, 2014.
-
A partially completed home subdivision located in Fresno County. The property has rental operations of five single-family residences. This property was re-classified from Development to Other during the nine months ended September 30, 2014.

REO, held as investment, summarized by geographic area is presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30, 2014				December 31, 2013
	Rental		Non-Rental		Rental		Non-Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco Bay Area
Alameda	2	$7,833	—	$—	3	$8,515	—	$—
Contra Costa	2	4,121	—	—	4	13,985	—	—
San Francisco	2	2,869	—	—	3	3,915	1	5,776
Napa	—	—	—	—	1	1,491	—	—
Marin	—	—	1	1,210	—	—	1	1,209
Solano	—	—	—	—	1	1,149	—	—
Total San Francisco Bay Area	6	14,823	1	1,210	12	29,055	2	6,985

Other Northern California
Sacramento	1	38,992	—	—	1	40,165	—	—
Amador	1	1,520	—	—	1	1,551	—	—
Stanislaus	—	—	1	2,779	—	—	1	2,790
Fresno	—	—	1	871	—	—	1	1,612
San Joaquin	—	—	—	—	2	3,235	—	—
Sutter	—	—	—	—	1	475	—	—
Total Other Northern California	2	40,512	2	3,650	5	45,426	2	4,402

Total Northern California	8	55,335	3	4,860	17	74,481	4	11,387

Los Angeles	—	—	1	9,763	2	67,331	1	9,364

Total REO Held as investment	8	$55,335	4	$14,623	19	$141,812	5	$20,751

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

Non-Rental REO, held as investment, summarized by property type is presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30, 2014			December 31, 2013
Property type (non-rental)	Units	Properties	NBV	Units	Properties	NBV

Residential - Single family	—	—	$—	2	2	$7,388
Commercial(1)	—	4	14,623	—	3	13,363
Total REO, held as investment, net	—	4	$14,623	2	5	$20,751

(1)       Includes two parcels of land of 14 and 13 acres respectively.

Rental REO, held as investment, summarized by property type is presented in the following table as of September 30, 2014 and December 31, 2013 ($ in thousands).

	September 30, 2014			December 31, 2013
Property type (rental)	Units	Properties	NBV	Units	Properties	NBV
Residential
Single family	—	—	$—	1	1	$1,491
Apartments	—	—	—	8	1	527
Condominiums(2)	—	—	—	220	4	65,014
Fractured Condominiums(3)	347	5	52,657	440	10	71,589
Total Residential	347	5	52,657	669	16	138,621
Commercial	—	3	2,678	—	3	3,191
Total REO, held as investment, net	347	8	$55,335	669	19	$141,812

(2)       Includes units in condominium complexes wholly-owned by the partnership.
(3)       Includes units in condominium complexes where some units had been sold prior to the partnership’s acquisition.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Rental income	$1,547	$1,524	$6,825	$6,124
Operating expenses, rentals
Administration and payroll	253	220	926	849
Homeowner association fees	153	143	528	445
Professional services	9		4
Utilities and maintenance	163	185	709	647
Advertising and promotions	23	29	77	86
Property taxes	143	151	732	568
Other	25	21	162	113
Total operating expenses, rentals	769	749	3,138	2,708
Net operating income	778	775	3,687	3,416
Depreciation	250	229	1,373	1,250
Receiver fees	2	—	3	60
Rental operations, net	526	546	2,311	2,106
Interest on mortgages	192	194	1,015	979
Rental operation, net, less related mortgage interest	$334	$352	$1,296	$1,127

Leases on residential properties are all one year lease terms or month to month. One commercial property has a short term lease, due to the cancellation clause at lessee’s option.

NOTE 6 – BORROWINGS

Mortgages payable transactions are summarized in the following table for the nine months ended September 30, ($ in thousands).

	2014	2013
Principal, January 1	$48,938	$47,293
New mortgages taken	—	5,000
Principal repaid	(7,393)	(882)
Principal, September 30	$41,545	$51,411

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 6 – BORROWINGS (continued)

Mortgages payable are summarized in the following table as of September 30, 2014 and December 31, 2013 (mortgage balance $ in thousands).

	September 30,	December 31,
Lender – summary of terms	2014	2013
NorthMarq Capital – Secured by a condominium complex,	$17,830	$18,170
located in Los Angeles County, matures July 1, 2015,
interest rate (2.89%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $122,124
East West Bank – Secured by a fractured condominium project	13,244	13,391
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
Chase Bank – Secured by a condominium complex	4,959	5,036
located in Contra Costa County, matures September 1, 2042,
interest rate variable (fixed until September 1, 2017 at 3.52%), monthly payment $23,228
CapitalSource – Secured by a condominium complex,	4,864	4,952
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,690
Wells Fargo Bank – Secured by a condominium unit located in	340	351
San Francisco County, matures October 1, 2032,
interest rate (2.88%) varies annually (LIBOR plus 2.75%),
monthly payment $2,013
Wells Fargo Bank – Secured by a condominium unit located in	308	317
San Francisco County, matures September 15, 2032,
interest rate (3.94%) varies annually (bank rate plus 3.10%), monthly payment $2,110
Business Partners – Paid in full September 26, 2014	—	6,721
subsequent to sale of REO property securing the loan
Total mortgages payable	$41,545	$48,938

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

NOTE 6 – BORROWINGS (continued)

Future minimum payments of principal at September 30, 2014 are presented in the following table ($ in thousands).

2014	$233
2015	18,195
2016	503
2017	13,022
2018	292
Thereafter	9,300
Total	$41,545

NOTE 7 – FAIR VALUE

The partnership does not record loans, REO, nor mortgages payable at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis:

•	Loans designated impaired (i.e. that are collateral dependent)
•	REO held for sale
•	REO held as investment
•	Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure during the year
•	Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure and sold during the year

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2014 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	09/30/14
Impaired loans with allowance, net(1)	$—	$9,087	$—	$9,087
REO held for sale	$—	$88,221	$—	$88,221
REO held as investment(2)	$—	$5,872	$—	$5,872
Impaired loans with allowance, net
foreclosed upon during 2014(1)(3)	$—	$280	$—	$280
Impaired loans with allowance, net
foreclosed and sold during 2014(1)	$—	$—	$—	$—

(1)	Sum of principal, advances, interest accrued, less the related specific allowance for financial reporting purposes.
(2)	Only includes properties with a valuation change during the year.
(3)	Excludes any properties included in the REO lines above.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

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
September 30, 2014 (unaudited)

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
September 30, 2014 (unaudited)

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

NOTE 9 – SUBSEQUENT EVENTS

On October 30, 2014, the sale of a multi-unit rental property in Contra Costa County was completed at a sale price that approximated the carrying value as of September 30, 2014.

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

Results of Operations

General Economic Conditions and Financial Overview

As noted in the Wells Fargo Economics Group report “California Employment Conditions: September 2014” (The Wells Sept. 2014 Report) - “After 30 months of year-over-year employment gains greater than the national average, California’s growth rate has moderated right in line with nationwide growth. In September, nonfarm payrolls fell by 9,800, though the unemployment rate ticked down to 7.3 percent. California still has numerous bright spots and a month of job losses is no reason to become concerned. Two of the fastest growing industries in the state are information, which includes many tech companies involved in developing internet applications and most of the state’s important entertainment business. Professional and businesses services, which is split between technical industries and administrative and support ones, is another rapid growth area and also include many technology fields. With the exception of the support functions, these jobs typically pay high wages, which help support growth in retailing, construction and household services. The greatest benefactor has been the construction industry, where employment grew 0.7 percent in September alone and is up 6.0 percent from a year before. The strongest growth in the industry has been in the construction of buildings, both residential and nonresidential. Growing investment in the nonresidential sector primarily reflects growth in office jobs and wholesale trade & distribution.”

The Wells Sept. 2014 Report noted the following regarding specific area’s (Coastal California: San Francisco, San Jose, Los Angeles and the Southland) in which our lending is focused.

-“The overall trend in San Francisco and San Jose remains a bit stronger than in the southern part of the state. Employment growth in the San Francisco area is up 3.7 percent over the past year, while employment in San Jose is up 3.5 percent. In San Francisco, the strongest monthly gains were concentrated in construction, employment services and education services, the latter of which may also be a seasonal adjustment issue. Growth is considerably stronger in other industries. Professional, scientific & technical services employment is up 6.2 percent from a year ago, while information employment is up 6.0 percent.”

-“The San Jose metropolitan area continues to be pulled forward by the region’s tech sector. Information employment is up a whopping 12.3 percent from a year ago, while computer systems design and related employment is 4.3 percent higher. In addition, computer and peripheral equipment manufacturing is 9.4 percent higher above its year ago level. Employment at most other high–tech manufacturers, including semiconductor, electronics instrument, and producers of aerospace products, continues to struggle.”

-“On an adjusted basis, the largest employment gains were in Los Angeles County, which added 27,800 workers in September alone. Despite the big over the month gain, employment is essentially rising in line with the state average on a year-to-year basis.”

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

The commercial and residential real estate implications of the employment growth in the markets in which we lend is described in Colliers International’s  “Research & Forecast Report – San Francisco” for the 3rd quarter 2014: “The San Francisco market continues to experience robust leasing activity and near record sales volumes. Technology companies continue to be the driving force in the market adding more jobs and growing their requirements for space in the city. The third quarter experienced its seventeenth consecutive quarter of positive net absorption, with nearly 782,000 square feet realized and translating into an 80 basis point drop in vacancy rate from 8.3 percent at the end of the second quarter to 7.5 percent.”

This trend is evident in southern California, as well. Cushman & Wakefield in its “Marketbeat Office Snapshot – Greater Los Angeles” for the 2nd quarter 2014 stated under the caption “Strengthening Fundamentals’: The Los Angeles County office market fundamentals improved across the board into a measurable trend, built on improvement in first quarter, and ended in a better position compared with a year ago. Overall vacancy of 17.7%, down 0.7 percentage point (pp) from one year ago, brought vacancy to a new low not achieved since 2009.”

Specifically to residential values and as noted in the October 31, 2014 issue of the San Francisco Business Times: “Annual appreciation in home values in the five-county Bay Area slowed to 8.2 percent in the third quarter, down sharply from a peak of 23.5 percent hit in the year-earlier period, Zillow said. Bay Area home values rose 1.5 percent between this year’s second and third quarters. Rapid appreciation in recent years has put Bay Area home values back to 2005 to 2008 levels.”

Performance Highlights

The year 2013 marked the first full year since the 2008 financial crisis the partnership has operated without severe constraints that had been imposed by its lenders (repaid in full as of October 2012) and in normally operating (i.e. not distressed) real estate markets. For the first time since 2008, the partnership reported full year net income for 2013, which continues into the third quarter of 2014, and the transition from crisis management, focused on cash management, to a focus on re-building RMI VIII’s loan portfolio and profitability continues.

Since the resumption of lending in October 2012, our loan underwriting has resulted in a low delinquency rate. The tight mortgage credit standards among traditional lenders such as banks, the improving economy and the improving real estate markets in areas in which we concentrate our lending has increased the number of borrowers who meet our underwriting standards. These borrowers have been willing to accept our rates and fees as underwriting standards and funding capacity for conventional lenders (e.g. banks) remain constrained. This is reflected in the favorable stated interest rates and effective yields on the portfolio discussed below in the section Revenue – Interest – Interest Income - loans. See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on the secured loan portfolio.

The company continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments.

Net income for the quarter ended September 30, 2014 increased by $279,000 compared to the quarter ended September 30, 2013. The change in net income is primarily due to an increase of interest on loans, net of $339,000 due to growth in the performing loan balance and effective yield rate.  This increase was offset by an increase in mortgage servicing fees of $87,000 consistent with the growth of the performing loan portfolio and the increase in the mortgage servicing fee from 1% to 1.5% beginning in the second quarter of 2014.

Net income for the nine months ended September 30, 2014 increased by $1,331,000 compared to the same period in 2013. The change in net income is primarily due to the same reasons discussed above, with an increase of interest on loans, net of $864,000, and an increase in mortgage servicing fees of $110,000 for the nine months ended September 30, 2014.  Income from Rental operations, net increased by $205,000 for the nine months ended September 30, 2014 compared to the same period in 2013 due to continued stabilization of the REO portfolio. Additionally, for the nine months ended September 30, 2014 professional fees decreased by $347,000 compared to the same period in 2013, due to the reduction of complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations.

Key Performance Indicators

The tables below shows key performance indicators for the three and nine months ended September 30 ($ in thousands).

	For the three months ended September 30,
	2014	2013	2012
Secured loans – average daily balance	$64,492	$57,214	$72,514
Secured loans – end-of-period	$71,748	$49,307	$60,870

Limited Partners’ capital, gross – average balance	$197,844	$202,327	$206,915
Limited Partners’ capital, gross – end-of-period	$197,089	$202,297	$205,976

Interest on loans, gross	$872	$580	$348
Percent(1)	5.4%	4.1%	1.9%

Provision	$—	$—	$—
Percent(1)	—%	—%	—%

REO Income(Loss)	$685	$529	$216
Percent(2)	1.4%	1.0%	0.4%

Other operating expenses	$1,031	$887	$1,160
Percent(2)	2.1%	1.8%	2.2%

Net Income	$873	$594	$(1,229)
Percent(1)	5.4%	4.2%	(6.8)%
Percent(2)	1.8%	1.2%	(2.4)%

Partner Distributions	$570	$560	$576
Percent(2)	1.2%	1.1%	1.1%

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of limited partners’ capital, gross – average balance, annualized

At September 30, 2014, the Secured loans – end-of-period balance for the three months then ended increased $10,878,000 (18%) over the end-of-period balance for the three months ended September 30, 2012. This is a result of the increase of $39,935,000 in loan balances in the Ongoing portfolio (loans originated principally after 2012/post the financial crisis of 2009 and the subsequent recession, and after the repayment of the bank loan) offset partially by the decrease in the Legacy portfolio loan balance (i.e. loans originated principally before 2012.)

At September 30, 2014, the Secured loans – average daily balance for the three months then ended decreased $8,049,000 (11%) over the average daily balance for the three months ended September 30, 2012 due to the decrease in the Legacy portfolio. As a result of the increase in loan balances in the Ongoing portfolio of $39,935,000, Interest on loans increased approximately $524,000 (151%). Net Income increased approximately $2,102,000 (171%) resulting from 1) increased interest income from the Ongoing portfolio, 2) REO portfolio stabilization and 3) rental operating results improved. Other Operating Expenses as a percent of Interest on loans was 118%, 153% and 333% in 2014, 2013 and 2012, respectively. As loan balances in the Ongoing portfolio continue to increase (as does the related interest income), operating expenses as a percent of interest on loans is expected to decline and net income is expected to increase to levels approximating performance prior to the financial crisis.

	For the nine months ended September 30,
	2014	2013	2012
Secured loans – average daily balance	$57,780	$60,974	$70,801
Secured loans – end-of-period	$71,748	$49,307	$60,870

Limited Partners’ capital, gross – average balance	$199,417	$202,892	$209,167
Limited Partners’ capital, gross – end-of-period	$197,089	$202,297	$205,976

Interest on loans, gross	$2,318	$1,488	$1,094
Percent(1)	5.3%	3.3%	2.1%

Provision/(Recovery)	$(160)	$(142)	$139
Percent(1)	(0.4)%	(0.3)%	0.3%

REO Income(Loss)	$2,422	$1,707	$874
Percent(2)	1.6%	1.1%	0.6%

Other operating expenses	$2,940	$2,948	$3,819
Percent(2)	2.0%	1.9%	2.4%

Net Income	$1,555	$224	$(4,380)
Percent(1)	3.6%	0.5%	(8.2)%
Percent(2)	1.0%	0.1%	(2.8)%

Partner Distributions	$1,689	$1,689	$1,857
Percent(2)	1.1%	1.1%	1.2%

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of limited partners’ capital, gross – average balance, annualized

At September 30, 2014, the Secured loans – average daily balance for the nine months then ended decreased approximately $13,000,000 or approximately 18% over average daily balance for the nine months ended September 30, 2012. Interest on loans increased $1,224,000 (112%) and Net Income increased $5,935,000 (136%) as RMI VIII’s Ongoing loan balances continued to increase, and the REO portfolio stabilized. Other Operating Expenses as a percent of Interest on loans was 127%, 198% and 349% in 2014, 2013 and 2012, respectively. As loan balances in the Ongoing portfolio continue to increase, and as REO is sold and the business returns to predominantly mortgage lending, operating expenses as a percent of interest on loans is expected to decline.

REO Income includes rental operations and holding costs from properties held for investment, impairment gains or losses on all REO, and gains or losses on the sale of REO.  REO income increased approximately $1,548,000 (177%) for the nine months ended September 30, 2014 compared to the same period in 2012, due primarily to the stabilization of the REO portfolio and an increasingly favorable rental market.

The increase in interest income is a result of the increase in loan balances in the Ongoing portfolio (loans originated principally after 2012/post the financial crisis of 2009 and the subsequent recession, and after the repayment of the bank loan). At September 30, 2014, the Secured loans - end of period balance includes an increase of approximately $39,935,000, or 559% in loan balances in the Ongoing portfolio compared to September 30, 2012. Interest on loans, net for the Ongoing portfolio increased approximately $704,000 or 920% for the three-months ended and $1,762,000 or 1,608% for the nine-months ended September 30, 2014 compared to 2012.  Net Income for the three-months and nine-months ended September 30, 2014 increased $2,102,000 and $5,935,000, respectively, compared to 2012.

Loan balances in the Ongoing portfolio (and as a percent of Limited Partners’ capital, gross – end of period) was approximately $48,630,000 (25%), $21,755,000 (11%) and $8,695,000 (4%) in 2014, 2013 and 2012 respectively. As RMI VIII achieves and maintains full investment in Ongoing loans, Net Income is expected to match the amount of Partner distributions. Coverage of Partner distributions by Net Income improved to 91% for the nine-months ended September 30, 2014 compared to 13% in the same period in 2013.

Results of operations are discussed below for the three and nine months ended September 30, 2014 and 2013 ($ in thousands).

	Changes during the three months ended September 30, 2014 versus 2013		Changes during the nine months ended September 30, 2014 versus 2013
	Dollars	Percent	Dollars	Percent
Revenue, net
Interest income
Loans	$292	50%	$830	56%
Imputed interest on formation loan	6	6	25	9
Other interest income	—	—	—	—
Total interest income	298	44	855	48

Interest expense
Bank loan, secured	—	—	—	—
Mortgages payable	(47)	(8)	(34)	(2)
Amortization of discount on formation loan	6	6	25	9
Other interest expense	—	—	—	—
Total interest expense	(41)	(6)	(9)	—

Net interest income/(expense)	339	2,608	864	465

Late fees	1	33	15	188
Other	(73)	(8)	(289)	(19)
Total revenues, net	$267	28%	$590	45%

Provision for loan losses/(recoveries), net	—	—	(18)	(13)

Operating expenses
Mortgage servicing fees	87	60	110	24
Asset management fees	(3)	(2)	(7)	(1)
Costs from RMC	54	14	202	17
Professional services	(5)	(3)	(347)	(49)
REO
Rental operations, net	20	4	(205)	(10)
Holding costs	8	47	(32)	(30)
Loss/(gain) on disposal	(184)	100	(187)	100
Impairment loss	—	—	(291)	(100)
Other	11	110	34	87
Total operating expenses, net	(12)	(3)	(723)	(58)

Net income (loss)	$279	47%	$1,331	594%

Please refer to the above table and the consolidated Statement of Operations in the financial statements included in Part I, Item 1 of this report throughout the discussion of Results of Operations.

Significant changes to income or expense areas for the three month period ended September 30, 2014 compared to the same period in 2013 are summarized in the following table, ($ in thousands).

	Revenues, net		Provision/	Operating Expenses
	Interest		(Recovery)		REO	Interest	Net
	Income		Loan	Except	(Income)	Expense	Income
	- Loans	Other	Losses	REO	Expense	- Mortgages	/(Loss)
Third quarter 2014	$ 872	$ 893	$ —	$ 1,031	$ (685)	$ 546	$ 873
Third quarter 2013	580	965	—	887	(529)	593	594
Change	$ 292	$ (72)	$ —	$ 144	$ (156)	$ (47)	$ 279

Explanation of change
Loan Balance	$ 75	$ —	$ —	$ 87	$ —	$ —	$ (12)
Effective Yield	186	—	—	—	—	—	186
REO Sales	—	(27)	—	—	(184)	(30)	187
Cost Reimbursements	—	—	—	54	—	—	(54)
New Debt	—	—	—	—	—	—	—
Professional Services	—	—	—	—	—	—	—
REO Held for Sale	—	—	—	—	—	—	—
Change in Rental Operations	—	256	—	—	20	—	236
Increased Market Value	—	—	—	—	—	—	—
Other	31	(301)	—	3	8	(17)	(264)
Change	$ 292	$ (72)	$ —	$ 144	$ (156)	$ (47)	$ 279

Significant changes to income or expense areas for the nine month period ended September 30, 2014 compared to the same period in 2013 are summarized in the following table, ($ in thousands).

	Revenues, net		Provision/	Operating Expenses
	Interest		(Recovery)		REO	Interest	Net
	Income		Loan	Except	(Income)	Expense	Income
	- Loans	Other	Losses	REO	Expense	- Mortgages	/(Loss)
Nine months 2014	$ 2,318	$ l,235	$ (160)	$ 2,940	$ (2,422)	$ 1,640	$ 1,555
Nine months 2013	1,488	1,509	(142)	2,948	(1,707)	1,674	224
Change	$ 830	$ (274)	$ (18)	$ (8)	$ (715)	$ (34)	$ 1,331

Explanation of change
Loan Balance	$ (79)	$ —	$ —	$ 110	$ —	$ —	$ (189)
Effective Yield	937	—	—	—	—	—	937
REO Sales	—	(68)	—	—	(187)	(92)	211
Cost Reimbursements	—	—	—	202	—	—	(202)
New Debt	—	—	—	—	—	93	(93)
Professional Services	—	—	—	(347)	—	—	347
REO Held for Sale	—	—	—	—	—	—	—
Change in Rental Operations	—	80	—	—	(205)	—	285
Increased Market Value	—	—	—	—	(291)	—	291
Other	(28)	(286)	(18)	27	(32)	(35)	(256)
Change	$ 830	$ (274)	$ (18)	$ (8)	$ (715)	$ (34)	$ 1,331

Revenue – Interest income – Loans

Interest income on loans increased for the three and nine months ended September 30, 2014 as a result of the partnership adding approximately $22,441,000, net of new performing loans to the loan portfolio since September 30, 2013. Foregone interest (not recorded for financial reporting purposes on loans designated in non-accrual status) was $243,000 and $264,000 for the three months ended, and $729,000 and $2,204,000 for the nine months ended September 30, 2014 and 2013, respectively. The tables below recap the three and nine month averages and the effect of the foregone interest on the average yield rate for the Ongoing and Legacy groups of loans ($ in thousands).

	For the three months ended September 30,
	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2014	$42,269	$790	7.5%	7.6%
2013	$19,980	$315	6.3%	6.9%

Legacy
2014	$23,725	$82	1.4%	5.7%
2013	$33,831	$265	3.1%	5.8%

Total
2014	$64,492	$872	5.4%	6.9%
2013	$57,214	$580	4.1%	6.9%

	For the nine months ended September 30,
	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2014	$34,461	$1,879	7.3%	7.5%
2013	$16,001	$645	5.4%	5.9%

Legacy
2014	$24,181	$439	2.4%	5.8%
2013	$44,824	$843	2.5%	6.8%

Total
2014	$57,780	$2,318	5.3%	6.8%
2013	$60,974	$1,488	3.3%	6.9%

Revenue – Interest expense

 - Mortgages

Mortgage interest expense decreased by $47,000 for the three months ended September 30, 2014 compared to the same period in 2013 due to one mortgage being paid off in full subsequent to the sale of the rental property securing the loan at the end of 2013.

For the nine months ended September 30, 2014 mortgage interest expense decreased by $34,000 compared to the same period in 2013 due to the mortgage pay off discussed above, and standard reduction in interest expense as the loan principal on amortizing debts are paid down.  Additionally, there was an offsetting increase in interest expense due to a new mortgage acquired in June of 2013, for which the first payment was not due until August 2013.

Revenue - Other

When a property is designated as held for sale, any rental income generated is reclassified as Revenue – Other. All 2013 rental data presented in this report has been restated based on current property designations. Rental income for properties that were designated as rental September 30, 2013, but are now designated held for sale, has been reclassified from REO – Rental Ops to Revenues – Other. For the three and nine months ended September 30, 2013, Revenue – Other, as originally classified, included $156,000 and $392,000 of rental income from properties designated held for sale, respectively. After reclassification, rental income in Revenue – Other for the three and nine months ended September 30, 2013 is $661,000 and $1,200,000, respectively.

Revenues – Other decreased by $289,000 for the nine months ended September 30, 2014 compared to the same period in 2013 (as reclassified) primarily due to non-rental related income received in 2013 of $301,000 related to a one time settlement payment.

Provision for Losses on Loans/Allowance for Loan Losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each year. All Ongoing loans are performing and are deemed well collateralized and the improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the legacy loans. As a result, the allowance for loan losses has remained the virtually the same in 2014 as compared to 2013.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Operating Expenses

 - Mortgage servicing fees

The increase in mortgage servicing fees for the three months ended September 30, 2014 is due to the increase in the average secured loan balances and a change in the portion of fees waived by RMC, a general partner. Fees are charged at the annual rate of 1.5%, and prior to April 2014, RMC at its sole discretion, waived 0.5% of the annual rate. Beginning in the second quarter of 2014, the full 1.5% was charged to the partnership.  There is no guarantee RMC will waive any portion of this fee in the future.

 - Costs from RMC

The increase in costs from RMC of $202,000 was largely due to increased office, technology, and personnel expenses for the nine months ending September 30, 2014, compared to the same period in 2013.

 - Professional services

The decrease in professional services of $347,000 for the nine months ended September 30, 2014 was largely due to the above normal operating costs during the first quarter of 2013 related to complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations. Fees for auditing and tax services decreased approximately $55,000, and legal fees decreased approximately $284,000.

REO – Rental operations, net

The table below summarizes the rental operations, net for the three and nine months ended September 30, ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Rental income	$1,547	$1,524	$6,825	$6,124
Operating expenses, rentals
Administration and payroll	253	220	926	849
Homeowner association fees	153	143	528	445
Professional services	9	—	4	—
Utilities and maintenance	163	185	709	647
Advertising and promotions	23	29	77	86
Property taxes	143	151	732	568
Other	25	21	162	113
Total operating expenses, rentals	769	749	3,138	2,708
Net operating income	778	775	3,687	3,416
Depreciation	250	229	1,373	1,250
Receiver fees	2	—	3	60
Rental operations, net	526	546	2,311	2,106
Interest on mortgages	192	194	1,015	979
Rental operations, net, less related mortgage interest	$334	$352	$1,296	$1,127
Rental properties at period end	8	8	8	8
Rental units at period end	347	347	347	347

For the period end September 30, 2014, rental income consisted of 8 properties containing 347 total units. All 2013 rental data presented in this report has been adjusted based on these property designations. Rental income for properties that were designated as rental at September 30, 2013, but are now designated held for sale, has been reclassified from REO – Rental Ops to Revenues – Other.

Rental income, as originally classified, for the three and nine months ended September 30, 2013 was $1,051,000 and 2,914,000, respectively and consisted of 20 properties containing 684 total units. After reclassification based on current property designations rental income for the three and nine months ended September 30, 2013 is $546,000 and $2,106,000, respectively.

Rental operations are comprised of residential and commercial properties. At September 30, 2014, there were 5 residential properties held for investment with a net book value of $52,657,000 and three commercial properties with a net book value of $2,678,000.

Rental financial highlights by property type are presented in the table below for the three and nine months ended September 30, 2014, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
Three months ended September 30,
Property type
Residential
Single family	$—	$—	$—	$—	$—	$—	$—
Condominiums and
apartments	—	—	—	—	—	—	—
Fractured condominiums	1,374	598	776	233	2	192	349
Total residential	1,374	598	776	233	2	192	349
Commercial	173	171	2	17	—	—	(15)
Total	$1,547	$769	$778	$250	$2	$192	$334

Nine months ended September 30,
Property type
Residential
Single family	$15	$23	$(8)	$8	$—	$—	$(16)
Condominiums and
apartments	2,053	746	1,307	526	—	376	405
Fractured condominiums	4,367	1,959	2,408	799	3	639	967
Total residential	6,435	2,728	3,707	1,333	3	1,015	1,356
Commercial	390	410	(20)	40	—	—	(60)
Total	$6,825	$3,138	$3,687	$1,373	$3	$1,015	$1,296

Significant changes to rental income for the three month period ended September 30, 2014 compared to the same period in 2013 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
2014 results	$1,547	$769	$778	$250	$2	$192	$334
2013 results	1,524	749	775	229	—	194	352
Change	$23	$20	$3	$21	$2	$(2)	$(18)

Explanation of change
Rents to market rates &
increased occupancy	$148	$37	$111	$21	$2	$(2)	$90
Refunds / Adjustments	(125)	(4)	(121)				(121)
Completed deferred
maintenance	—	(29)	29	—	—	—	29
Deferred maintenance	—	10	(10)	—	—	—	(10)
Other	—	6	(6)	—	—	—	(6)
Change	$23	$20	$3	$21	$2	$(2)	$(18)

- Rental income – In the third quarter of 2014, rental income increased due to the continued stabilization of rental properties and favorable market conditions. Increases were offset in part by a reduction in refunds received compared to the third quarter of 2013. These refunds were non-recurring settlement payments for matters concluded in 2013.

- Operating expenses – The third quarter of 2014 experienced higher operating costs in conjunction with the increase in occupancy rates and rental income as mentioned above.  Property taxes decreased in the third quarter of 2014 due in part to refunds received and based on the reassessment of rental properties post-acquisition.  Maintenance fees also decreased as a result of the continued stabilization of the REO portfolio.

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

REO – Holding costs – The decrease in holding costs of $32,000 for the nine months ended September 30, 2014 compared to the same period in 2013 is primarily due to the sale of non-rental properties.

REO – Loss(Gain) on Disposal – The increase in gain on disposal of $187,000 for the nine months ended September 30, 2014 compared to the same period in 2013 due to property sales in an increasingly favorable real estate market.

REO – Impairment loss(gain) – Impairment loss decreased by $291,000 for the nine months ended September 30,2014 compared to the same period in 2013 due to the continued stabilization of the REO portfolio and increasingly favorable real estate markets.

Net Income/Partner Distributions

Significant changes to income or expense areas for the three month period ended September 30, 2014 compared to the three month period ended June 30, 2014 are summarized in the following table, ($ in thousands).

	Revenues, net		Provision/	Operating Expenses
	Interest		(Recovery)		REO	Interest	Net
	Income		Loan	Except	(Income)	Expense	Income
	- Loans	Other	Losses	REO	Expense	- Mortgages	/(Loss)
Third quarter 2014	$ 872	$ 893	$ —	$ 1,031	$ (685)	$ 546	$ 873
Second quarter 2014	778	195	(130)	964	(960)	548	551
Change	$ 94	$ 698	$ 130	$ 67	$ 275	$ (2)	$ 322

Explanation of change
Loan Balance	$ 70	$ —	$ —	$ 19	$ —	$ —	$ 51
Effective Yield	21	—	—	—	—	—	21
Stabilized Portfolio	—	—	—	—	—	—	—
REO Sales	—	—	—	—	(184)	—	184
Cost Reimbursements	—	—	—	26	—	—	(26)
New Debt	—	—	—	—	—	—	—
Professional Services	—	—	—	44	—	—	(44)
REO Held for Sale	—	637	80	—	438	—	119
Change in Rental Operations	—	61	—	—	15	—	46
Increased Market Value	—	—	—	—	—	—	—
Other	3	—	50	(22)	6	(2)	(29)
Change	$ 94	$ 698	$ 130	$ 67	$ 275	$ (2)	$ 322

During the three and nine months ended September 30, 2014 and 2013 the company’s distributed annualized yield was 2.0%. The company’s cash distributions to members (excluding redemptions) was approximately $570,000 and $560,000 during the three months ended, and $1,689,000 for both the nine months ended September 30, 2014 and 2013, respectively. To determine the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

In 2014 and 2013, we did not generate enough cash flow from operating activities to fully fund distributions. Therefore, some of those distributions were paid from sources other than cash flow from operating activities. Distributions in excess of our cash flow from operations are funded by loan repayments.

Loan Characteristics – Ongoing & Legacy Loans

The loans made after the bank loan was repaid (Ongoing) have borrowers underwritten to today’s standards and have significantly higher equity in their properties than the loans created before the bank loan was repaid. The loans made before the bank loan was repaid (Legacy loans), have many borrowers that continue to struggle with the effects of the financial crisis and the resultant loss of equity in their properties.

The partnership has been concentrating its Ongoing lending efforts in the San Francisco Bay Area, and Coastal Metropolitan Southern California. These areas have shown the greatest recoveries in the real estate markets as well as their respective local economies.

The tables below show the 2014 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of September 30, 2014 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2014	$27,402	$24,488	$51,890
Loans funded or acquired	38,497	—	38,497
Principal collected	(14,875)	(993)	(15,868)
Loans sold to affiliates	(2,394)	—	(2,394)
Foreclosures	—	(360)	(360)
Other-loans charged off	—	(17)	(17)
Principal, September 30, 2014	$48,630	$23,118	$71,748

Portfolio characteristics
Number of secured loans	31	18	49
Average secured loan-principal	1,569	1,284	1,464
Largest secured loan-principal	10,500	16,312	16,312
Smallest secured loan-principal	218	49	49
Number of counties	12	14	20
Average interest rate	7.68%	5.73%	7.05%
Number of loans with workout agreements	—	3	3
Aggregate workout principal balance	—	498	498
Number of loans with active modifications	—	4	4
Aggregate modifications principal balance	—	3,361	3,361

The Ongoing portfolio has an average interest rate of 7.68% compared to 5.73% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over past years on Legacy loans.

As of September 30, 2014, the partnership’s largest Legacy loan, in the unpaid principal balance of $16,312,000 (representing 71% of outstanding secured Legacy principal balance and 7.03% of total partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

	Loans	Principal	Percent
Geographic distribution
Ongoing
San Francisco Bay Area	21	$39,709	82%
Other Northern California	2	3,018	6
Los Angeles & Southern Coastal	8	5,903	12
Other Southern California	—	—	—
Total ongoing loans	31	$48,630	100%

Legacy
San Francisco Bay Area	10	$21,808	94%
Other Northern California	5	723	3
Los Angeles & Southern Coastal	2	473	2
Other Southern California	1	114	1
Total legacy loans	18	$23,118	100%

Total
San Francisco Bay Area	31	61,517	85%
Other Northern California	7	3,741	5
Los Angeles & Southern Coastal	10	6,376	9
Other Southern California	1	114	1
Total	49	$71,748	100%

Lien position
Ongoing
First trust deeds	23	$41,677	86%
Second trust deeds	8	6,953	14
Third trust deeds	—	—	—
Total ongoing loans	31	$48,630	100%

Legacy
First trust deeds	7	$17,828	77%
Second trust deeds	10	5,006	22
Third trust deeds	1	284	1
Total legacy loans	18	$23,118	100%

Total
First trust deeds	30	$59,505	83%
Second trust deeds	18	11,959	16
Third trust deeds	1	284	1
Total loans	49	$71,748	100%

	Ongoing	Legacy	Total

Scheduled maturities
2014	$—	$—	$—
2015	27,708	1,249	28,957
2016	9,115	2,948	12,063
2017	2,538	1,372	3,910
2018	347	232	579
Thereafter	8,922	—	8,922
Total future maturities	48,630	5,801	54,431
Matured at September 30, 2014	—	17,317	17,317
Total secured loans	$48,630	$23,118	$71,748

Matured loans
Number of loans	—	4	4
Principal	$—	$17,317	$17,317
Advances	—	718	718
Accrued interest	—	—	—
Loan balance	$—	$18,035	$18,035
Percent of principal	—%	75%	24%

Delinquency
Past due
30-89 days	$—	$—	$—
90-179 days	—	—	—
180 or more days	—	17,548	17,548
Total past due	—	17,548	17,548
Current	48,630	5,570	54,200
Total secured loans	$48,630	$23,118	$71,748

Secured loans in nonaccrual status
Number of loans	—	7	7
Principal	$—	$17,949	$17,949
Advances	—	723	723
Accrued interest	—	—	—
Loan balance	$—	$18,672	$18,672

Loans designated impaired
Principal	$—	20,547	$20,547
Recorded investment(1)	$—	21,285	$21,285
Impaired loans without allowance	$—	3,620	$3,620
Impaired loans with allowance	$—	17,665	$17,665

Allowance for loan losses
Provision/(Recovery) for loan losses, 2014	$—	$(160)	$(160)
Allowance for loan losses	$—	$8,578	$8,578

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for operations, lending and payments to partners.

Contractual Obligations, Commitments, and Contingencies

A summary of the contractual obligations of the partnership as of September 30, 2014 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages payable	$41,545	$18,306	$13,575	$9,664
Construction contracts	—	—	—	—
Construction loans	—	—	—	—
Rehabilitation loans	—	—	—	—
Total	$41,545	$18,306	$13,575	$9,664

Cash Receipts & Disbursements, by business activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Loan earnings and payments
Interest	$832	$566	$2,181	$1,437
Other loan income	9	1	37	309
Operating expense(1)	(941)	(1,516)	(2,844)	(4,747)
Principal payments	2,878	3,991	15,933	8,256
Total cash from loan earnings	2,778	3,042	15,307	5,255

Loans originated	(15,590)	(4,411)	(36,103)	(14,531)
Advances on Loans	20	2,230	(39)	1,954
Total cash from loan production	(15,570)	(2,181)	(36,142)	(12,577)

Total cash - loan earnings and
production	(12,792)	861	(20,835)	(7,322)

REO operations, sales and development
Rental operations & Holding Costs	1,793	818	3,706	701
Proceeds from real estate sales	17,478	—	20,925	1,398
Total cash - REO operations, sales
and development	19,271	818	24,631	2,099

Outside financing
Interest Expense	(556)	(569)	(1,606)	(1,610)
Principal, net	(6,745)	(308)	(7,393)	4,118
Total cash - outside financing	(7,301)	(877)	(8,999)	2,508

Net cash increase/(decrease) before
distributions to members	(822)	802	(5,203)	(2,715)

Partner withdrawals
Distributions	(570)	(560)	(1,689)	(1,689)
Liquidations	(1,803)	—	(4,581)	—
Total cash – partner withdrawals	(2,373)	(560)	(6,270)	(1,689)

Net increase/(decrease) in cash	(3,195)	242	(11,473)	(4,404)

Cash, end of period	4,920	14,539	4,920	14,539

(1)
With the exception of expenses directly related to REO operations, no allocation has been made for operating expenses per business activity above. All non-REO operating expenses (ex: asset management fees, cost reimbursements, etc.) are included in Loan earnings.

Proceeds from real estate sales, net of mortgage debt principal repayments, is being used to fund: 1) operations; 2) Distributions to Limited Partners; 3) Liquidations to Limited Partners and 4) Originations in the Ongoing portfolio

The Ongoing portfolio at September 30, 2014 has increased approximately $39,935,000, or 559% compared to September 30, 2012. In turn, Interest on loans, net for the Ongoing portfolio has increased approximately $1,762,000 or 1,608% for the nine-months ended September 30, 2014 compared to 2012. As a result, coverage of Partner distributions by Net Income improved to 91% for the nine-months ended September 30, 2014 compared to 13% in the same period in 2013. Distributions to Limited Partners remains at 2% as progress is made to have Net Income fully cover such distribution.

Partners’ withdrawals – liquidations

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

The table below sets forth actual redemptions for the three and nine months ended September 30 ($ in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Capital liquidations-without penalty	$1,803	$—	$4,084	$—
Capital liquidations-subject to penalty(1)	—	—	540	—
Total	$1,803	$—	$4,624	$—

(1)	Liquidations, net of early withdrawal penalty were $4,581.

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

The partnership’s six most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments as of March 31, 2014. In the quarter ending March 31, 2014, for those limited partners that had a liquidation payment pending but which was suspended as of March 31, 2009, the partnership resumed liquidation payments based on their current capital balance at the payment terms of their election existing at March 2009. Limited partners were informed of our reinstitution of accepting liquidation requests and those that requested liquidation between January 1, 2014 and prior to March 31, 2014, had their liquidation requests added to those previously existing, with payments beginning as of June 30, 2014. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments. In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

In summary, the priority order states liquidation payments will be made first to limited partners withdrawing capital accounts according to the 5-year or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts per the accelerated provision, then to other limited partners withdrawing capital accounts per the accelerated provision, then to executors, heirs or other administrators withdrawing capital accounts upon the death of a limited partner, and finally to all other limited partners withdrawing capital accounts. For the first quarter of 2014 liquidation payments of $1,318,000 were made, and there were no unfulfilled requests. For the second quarter of 2014, $1,503,000 of liquidations were paid, which fulfilled 83% of the requests for those requesting the 5-year or longer option. The remaining unfulfilled accelerated and death provision requests at June 30, 2014, were $1,593,000. For the third quarter of 2014, $1,803,000 of liquidations were paid, which fulfilled approximately 83% of the requests for those requesting the 5-year or longer option. The remaining unfulfilled accelerated and death provision requests at September 30, 2014, were $1,261,000. The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII
(Registrant)

Date: November 14, 2014	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 14, 2014	By:	Gymno LLC, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager

Date: November 14, 2014	By:	Michael R. Burwell, General Partner
		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner