Form 10-K
period 2014-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2015-03-31
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Index to Form 10-K

December 31, 2014

Part I

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, that the difference between net income recorded and cash distributed to members will diminish in the future, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, the company’s full investment of cash, future funding of loans by the company, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the effect of competition and competitive pricing and downturns in the real estate markets in which the company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Organization

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993.  The partnership was organized to engage in business as a mortgage lender for the primary purpose of making and investing in loans secured by deeds of trust on California real estate.

The general partners of the partnership are Redwood Mortgage Corp. (“RMC”) and its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual.  The general partners are solely responsible for managing the partnership business, subject to the rights of the limited partners to vote on specified matters.  Any one of the general partners acting alone has the power and authority to act for and bind the partnership.  The mortgage loans the partnership invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.  The general partners were required to contribute, and did contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners in accordance with Section 4.1 of the partnership agreement.

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

RMC, Gymno, and Burwell, as the general partners, are entitled collectively to one percent of the profits and losses of RMI VIII. Beginning with calendar year 2010, and continuing until January 1, 2020, Gymno and RMC each assigned its right to one-third of one percent of profits and losses to Burwell in exchange for Burwell assuming one hundred percent of the general partners’ equity deficit.

Limited partners should refer to the limited partnership agreement for a more complete description of the provisions of that agreement.

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

As of December 31, 2014, of the partnership’s outstanding loan portfolio, 52% is secured by 1 to 4 unit single family residences, inclusive of condominiums, 43% commercial properties, 4% multifamily properties and 1% undeveloped land.  The partnership may also make loans secured by promissory notes which are secured by deeds of trust and are assigned to the partnership.

The partnership generally funds loans with a fixed interest rate and a five-year term or shorter.  As of December 31, 2014, approximately 69% of the partnership’s loans (representing 89% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years.

As of December 31, 2014, approximately 52% of the loans outstanding (representing 81% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  Undisbursed construction funds will be held in escrow pending disbursement.  Upon project completion, constructions and rehabilitation loans are reclassified as permanent loans.  As of December 31, 2014, there were no such loans.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower.  For loans secured by real property used commercially, such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of our loan combined with the outstanding debt secured by a senior deed of trust on the real property and claims, such as property taxes and senior loan debt generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including multi-family), 70% for commercial properties, and 50% for land.  The excess of the value of the collateral securing the loan over the total debt and claims owing on the property, including the partnership’s loan, is the “protective equity”.

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

The partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all of part of their capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.  There is also a limited right of liquidation for your heirs upon your death.

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations.  In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital.  The bank loan was paid off in September 2012.  The partnership’s seven most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014.

In the quarter ending March 31, 2014, for those limited partners that had a liquidation payment pending but which was suspended as of March 31, 2009, the partnership made liquidation payments based on their March 31. 2014 capital balance at the payment terms of their election existing at March 2009.  Limited partners were informed of our reinstitution of accepting liquidation requests and those that elected to begin liquidation had their liquidation requests added to those previously existing.  Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

In summary, the priority order states liquidation payments will be made first to limited partners withdrawing capital accounts according to the 5-year or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts per the accelerated provision, then to other limited partners withdrawing capital accounts per the accelerated provision, then to executors, heirs or other administrators withdrawing capital accounts upon the death of a limited partner, and finally to all other limited partners withdrawing capital accounts.  In 2014, $6,859,000 of liquidations were paid, which fulfilled 94% of the requested $7,257,000 under the 5-year or longer option.  The remaining unfulfilled requests, including those under the accelerated and death provisions at December 31, 2014, were $4,429,000.  The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

Partnership offerings

At December 31, 2008, the partnership had completed its sixth offering.  Of approved aggregate offerings of $300,000,000, total partnership units sold were $299,813,000.

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

Sales commissions - formation loan

Sales commissions are not paid directly by the partnership out of the offering proceeds.  Instead, the partnership loaned to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and was contemplated to be repaid equally over a ten year period commencing the year after the close of a partnership offering.  The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As payments on the formation loan are received from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect in the years the offering closed.  If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

RMC acts as the broker in originating mortgage loans for RMI VIII.  The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loan. RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, September 2012.  The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan.  As a result, RMC was deprived of the opportunity to earn and receive loan brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years.  During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement.  Per Section 10 of the RMI VIII partnership agreement which references the repayment of the formation loan from loan brokerage commissions, RMC believes it had a reasonable position for suspending the annual formation loan payments during the period of prohibited lending, but RMC elected not to suspend payments during the time period referred to above and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

The bank loan was fully repaid as of September 2012 and RMC in December 2012, temporarily suspended annual formation loan payments, for the three-year period then beginning, which is a period commensurate with the period during which lending by RMI VIII was prohibited by the Amended and Restated Loan Agreement and RMC was deprived of loan brokerage commissions.  The temporary suspension resulted in an extension of the repayment terms equal to the suspension period.

Beginning with the 2015 payment (due December 2015) and continuing thereafter, as lending activities resume in RMI VIII and as loan brokerage commissions are earned, RMC and the other general partners are monitoring the amounts of loan brokerage commissions and other fees they earn and receive with respect to RMI VIII loan fundings.  Based on the amount of the loan brokerage commission earned and received, a determination will be made regarding the amount of the payment to be made on the RMI VIII formation loan.  This process will continue until loan brokerage commissions are sufficient for RMC to resume formation loan payments as originally scheduled.

Secured Loan Portfolio

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio, which is incorporated by this reference into this Item 1, and Part II, Item 7 (beginning with Loans/Allowance for Loan Loss) from the MD&A discussion.

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

The mortgage lending business in California is highly competitive, and the partnership will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the company.

Regulations

We are subject to various federal, state and local laws and regulations that affect our business.  The summary descriptions of key laws and regulations provided below and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the applicable laws and regulations.

Regulations Applicable to Mortgage Lenders and Servicers

We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels.  In addition, proposals for further regulation of the financial services industry continually are being introduced.

The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	compliance with federal and state disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan-servicing procedures;
•	secured transactions and foreclosure proceedings; and
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Key federal and state laws, regulations, and rules affecting our business include the following:

•	Real Estate Settlement Procedures Act (RESPA).
RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for real estate purchase and refinance transactions on residential (1-4 unit) properties.  It prohibits lenders from requiring the use of specified third-party providers for various settlement services, such as appraisal or escrow services.  RESPA also governs the format of the good faith estimate (GFE) of loan transaction charges and the HUD-1 escrow settlement statement.

•	Truth in Lending Act (TILA).
TILA is a federal law passed in 1968 for the purpose of regulating consumer financing. For real estate lenders, TILA requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•	Home Ownership and Equity Protection Act (HOEPA) and California Covered Loan Law.
HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages.  In 1995, the Federal Reserve Board issued final regulations governing “high-cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds.  These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly, in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002, as Financial Code Section 4970, et. seq., provides for state regulation of “high-cost” residential mortgage and consumer loans (also called “covered loans”) secured by liens on real property.  Section 4970 defines covered loans as consumer loans in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations.  When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act (MDIA).
This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•	Home Mortgage Disclosure Act (HMDA).
This federal law enacted in 1975 provides for public access to statistical information on a lender’s loan activity.  It requires lenders to disclose certain information about the mortgage loans it originates and acquires, such as the race and gender of its customers, the disposition of mortgage applications, income levels and interest rate (i.e. APR) information.

•	Red Flags Rule.
This federal rule was issued in 2007 under Section 114 of the Fair and Accurate Credit Transaction Act of 2003 and amended by the Red Flag Program Clarification Act of 2010.  It requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

•	Graham-Leach-Bliley Act (GLBA) aka Financial Services Modernization Act of 1999.
This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information.  As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).
This federal law passed in 2010 enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets.  The act also provides for reform of the asset-backed securitization market.  We do not expect these particular regulatory changes will have a material direct effect on our business or operations.  The act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.”  For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan.  The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency.  The act also adds new provisions prohibiting balloon payments for defined high-cost mortgages.  The act also established the Consumer Finance Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending.

•	CFPB’s Proposed Qualified Mortgage (QM) and Qualified Residential Mortgage (QRM) Rules.
Under the Dodd-Frank Act, the Consumer Finance Protection Bureau (CFPB) is charged with writing rules to implement two new underwriting standards, QMs and QRMs.  Although these two standards affect different areas of lending, they have similar definitions under the Dodd-Frank Act, and their implementation will most likely have a similar effect within the mortgage-lending industry.  Under the CFPB’s final QM rule, which became effective January 10, 2014, there exists a presumption for loans meeting the QM standard that the lender has met the “ability to pay” requirements of the Dodd-Frank Act.  Regarding QRMs, securitizers are required to retain a 5% interest in any securities they issue, unless 100% of the securities in the offering meet the QRM standard.  To limit their liability, most institutional lenders will only be interested in writing loans that fall within the QM and QRM standards, which could have the effect of constricting the availability of credit to real property.

•	The California Homeowner’s Bill of Rights (HOBR).
This series of state laws, which became effective January 1, 2013, is intended to ensure fair lending and borrowing practices for California homeowners by guaranteeing basic fairness and transparency during the foreclosure process.  Key provisions include restrictions on dual-track foreclosures, a guaranteed single point of contact, civil penalties for lenders filing unverified documents, and protections for tenants of foreclosed properties.  HOBR also provides borrowers with the authority to seek redress of material violations of its rules, such as by an injunction (prior to foreclosure sale) or recovery of damages (after foreclosure sale).

Pending Legislative and Regulatory Proposals.

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

Item 2 - Properties

Properties generally are acquired by foreclosure on impaired loans. See Notes 5 (Real Estate Owned) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the properties/real estate owned (“REO”), which presentation is incorporated by this reference into this Item 2.

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

As of December 31, 2014, approximately 8,400 limited partners had an aggregate capital balance set forth in the Consolidated Balance Sheet included in Item 8 of this report.  A description of the units, transfer restrictions and withdrawal provisions is described under the section of the prospectus entitled “Description of Units” and “Summary of Limited Partnership Agreement,” on pages 81 through 84 of the prospectus, a part of the referenced registration statement, which is incorporated herein by reference, and which pages are included in Exhibit 99.1 to this report.

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

The partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all of part of their capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.  There is also a limited right of liquidation for heirs upon a limited partner’s death.

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations.  In the fourth quarter of 2009 the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital.  The bank loan was paid off in September 2012.  The partnership’s seven most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014.

In the quarter ending March 31, 2014, for those limited partners that had a liquidation payment pending but which was suspended as of March 31, 2009, the partnership made liquidation payments based on their March 31, 2014 capital balance at the payment terms of their election existing at March 2009.  Limited partners were informed of our reinstitution of accepting liquidation requests and those that elected to begin liquidation had their liquidation requests added to those previously existing.  Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

In summary, the priority order states that liquidation payments will be made first to limited partners withdrawing capital accounts according to the 5-year or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts per the accelerated provision, then to other limited partners withdrawing capital accounts per the accelerated provision, then to executors, heirs or other administrators withdrawing capital accounts upon the death of a limited partner, and finally to all other limited partners withdrawing capital accounts.  In 2014, $6,859,000 of liquidations were paid, which fulfilled 94% of the requested $7,257,000 under the 5-year or longer option.  The remaining unfulfilled requests, including those under the accelerated and death provisions at December 31, 2014, were $4,429,000.  The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

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

Results of Operations

General Economic Conditions and Financial Overview

As noted in the “California Economic Outlook: February 2015” published by Wells Fargo’s Economics Group:

“California’s economy continues to power forward, with many of the Golden State’s largest and most important industries gaining momentum over the course of 2014.  High-tech employers have shown no sign of slowing their hiring.  Employment in professional, scientific and technical services, the industry with the largest number of tech-related workers, grew 4.3 percent in 2014.  San Francisco, San Jose and San Diego are all benefitting from the strong growth in this major industry group.  Health services are also expanding rapidly and appear to have adjusted to the rollout of the Affordable Care Act with only minimal disruption.  Construction has picked up to keep pace with the rapidly expanding economy and demand for apartments, warehouse and office is rising solidly.  Home sales remain sluggish but the trend seems to be somewhat more positive than what we have seen nationwide.  Home price appreciation continues to run ahead of the national average, reflecting both stronger economic gains and a scarcity of developable land.”

“The office market in the state continues to flourish.  Employment in the construction industry in nonresidential buildings is up a whopping 9.6 percent from a year ago.”

“The multifamily sector continues to strengthen, which comes somewhat in contrast to the slowdown we have seen nationwide.  The apartment market is exceptionally strong in the Bay Area and San Diego.  Vacancy rates in San Jose, San Diego, Los Angeles and San Francisco are all below the national average, which is encouraging more growth in those markets.”

“CONCLUSION & OUTLOOK – California’s economy will continue to outperform the national average.  The surge in technology-related industries has had huge spillover effects in the Bay Area and San Diego, with construction projects cropping up to meet rising demand.  The state has proved to be much more than one-trick pony, however, with gains seen in most industries.  Life and health sciences also appear to be strengthening, while transportation & warehousing continue to pick up.  The housing market continues to show improvement and rising home prices should help boost consumption in a state where numerous homeowners had sizable wealth declines during the housing bust.  The state faces its fair share of challenges, but by most measures, they appear to be abating.  Drought has plagued the state’s famers and although water levels remain below normal, they have improved relative to a year ago.  Furthermore, the port dispute has now been resolved, with workers rapidly removing the backlog of goods, which should provide a boost to the Inland Empire.  The longer-run prospects for the state are favorable, as California is home to some to the most highly-skilled workers in the world, a key driver of growth that is unlikely to change any time soon.  Despite the high-cost environment, more people move into the state than move out of it, further reflecting the robust labor market and the abundance of high-paying jobs.”

As noted in the prior report “California Economic Outlook: November 2014” published by Wells Fargo’s Economics Group:

“Real GDP growth in the Golden State outpaced the nation in each of the past three years. Although employment gains have moderated somewhat in 2014, overall job growth is poised to outpace the nation once again, suggesting that real GDP growth will also outpace the nation in 2014. Much of the state’s strongest gains continue to be concentrated in San Jose and San Francisco, although other metro areas such as San Diego and Fresno have also seen conditions improve considerably over the past year.  Growth in the tech sector is spilling over into other parts of the economy and construction activity has ramped up to meet the growing needs of the state’s expanding population base and recovering economy.  Home prices have rebounded across the state and incomes are rising at the strongest pace since the recovery.”

“California continues to attract a great deal of business investment, particularly in the information technology, life sciences and entertainment industries. Tourism has also improved, with international and domestic visitor counts rising.”

In the publication “California Employment Conditions: January 2015” the Wells Fargo Economics Group notes:

“California is the largest state in the nation by population and has a remarkably diverse economy, which contributes to a wide range of employment growth rates across regions.  The strongest employment gains in 2014 tended to be concentrated in the larger metro areas, with Los Angeles coming in slightly below average, on a percentage basis.  San Jose, San Francisco, and San Diego all grew faster than the state and national averages, with the Inland Empire essentially tracking the average.  High-tech employment continues to lead hiring across the state, with some of the largest gains predictably seen in the Bay Area.”

Performance Highlights

The years 2014 and 2013 marked the first years since the 2008 financial crisis the partnership has operated without severe constraints that had been imposed by its lenders (repaid in full as of October 2012) and in normally operating (i.e. not distressed) real estate and credit markets.

Since the resumption of lending in October 2012, our loan underwriting has resulted in a low delinquency rate.  The tight mortgage credit standards among traditional lenders such as banks, the improving economy and the improving real estate markets in areas in which we concentrate our lending has increased the number of borrowers who meet our underwriting standards.  These borrowers have been willing to accept our rates and fees as underwriting standards and funding capacity for conventional lenders (e.g. banks) remain constrained.  This is reflected in the favorable stated interest rates and effective yields on the ongoing portfolio discussed below in the section Revenue – Interest – Interest Income – loans.  See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on the secured loan portfolio.

The partnership continues to conservatively underwrite mortgage loan opportunities with the goal of building a well performing mortgage loan portfolio, with the expectation of consistent, on-time mortgage payments.

Net income for 2014 increased by approximately $3,380,000 over 2013.  The change in net income is primarily due to an increase of interest on loans, net of $1,309,000 due to growth in the performing loan balance and effective yield rate, as well as, an increase in gain on sale of REO of $1,146,000, compared to 2013.  This increase was offset by an increase in mortgage servicing fees of $245,000 consistent with the growth of the performing loan portfolio and the increase in the mortgage servicing fee rate from 1% to 1.5% beginning in the second quarter of 2014.

Income from Rental operations, net increased by $390,000 for the year ended December 31, 2014 compared to the same period in 2013 due to continued stabilization of the REO portfolio in a market of increasing rents.

Key Performance Indicators

The tables below shows key performance indicators for the year ended December 31 ($ in thousands).

	2014	2013	2012
Secured loans – average daily balance	$60,703	$58,722	$71,338
Secured loans – end-of-year	$71,017	$51,890	$60,870

Limited Partners’ capital, gross – average balance	$198,831	$202,686	$208,139
Limited Partners’ capital, gross – end-of-year	$196,490	$201,863	$204,026

Interest on loans, gross	$3,301	$1,992	$1,387
Percent(1)	5.4%	3.4%	1.9%
Percent(2)(3)	1.6%	1.0%	0.7%

Provision (Recovery)	$(185)	$(1,040)	$859
Percent(1)	(0.3)%	(1.8)%	1.2%
Percent(2)(3)	(0.1)%	(0.5)%	0.4%

REO Income (Loss)	$3,587	$798	$(1,521)
Percent(2)(3)	1.8%	0.4%	(0.7)%

Other operating expenses	$4,034	$3,625	$4,224
Percent(2)(3)	2.0%	1.8%	2.0%

Net Income (Loss)	$3,812	$433	$(5,654)
Percent(1)	6.3%	0.7%	(7.9)%
Percent(2)(3)	1.9%	0.2%	(2.7)%

Partner Distributions(4)	$2,288	$2,277	$2,459
Percent(4)	2.0%	2.0%	2.0%

Partner Liquidations	$6,859	$—	$—

(1)	Percent of secured loans – average daily balance
(2)	Percent of limited partners’ capital, gross – average balance
(3)	Percent based on the income (loss or expense) attributed to partners (excluding 1% of profits and losses allocated to managers)
(4)
During the years ended December 31, 2014 and 2013 the company’s distributed annualized yield was 2.0%.  In 2014 and forward, in determining the amount of cash to be distributed in any specific month, the company relies in part on its annual forecast of profits, which takes into account the difference between the forecasted and actual results in the prior year and the requirement to maintain a cash reserve.

Loans – End-of-Year Balance

The 2014 end-of-year (EOY) secured loan balance of approximately $71.0 million was an increase of 37% ($19.1 million) over 2013’s $51.9 million, which was down 15% ($9.0 million) from 2012’s $60.8 million.

The increase in the EOY secured loan balance in 2014 over 2013 was due to increased capital available for lending from REO sales and increased loan originations.  The decrease in the EOY secured loan balance in 2013 over 2012 was due to approximately $19.0 million in loans being foreclosed upon in 2013.

All of the loans foreclosed upon in 2013 and 2014 were originated before the bank loan was repaid (“Legacy Loans”).  Once a loan is foreclosed upon, there is often a delay before the capital can be redeployed as new loans, particularly where the partnership has taken ownership of the property at a trustee’s sale.  As these properties are liquidated, increased capital becomes available for new loans, which is reflected in the increase in EOY secured loan balance in 2014 over 2013.  Secured loans as a percent of limited partners’ capital (based on average daily balances) were 31%, 29%, and 34% for 2014, 2013, and 2012, respectively.

Loan originations in 2014 were approximately $43.0 million, up 113% ($22.9 million) from 2013’s $20.1 million, which was up 92% ($9.6 million) from 2012’s $10.5 million. (See “Liquidity and Capital Resources”).

The year-over-year increases in loan originations from 2012 through 2014 are due to the following factors:  (1) after payoff of the bank debt in September 2012, the terms of the amended and restated bank agreement were no longer effective (as they had been since the fourth quarter of 2009), and the partnership no longer was barred from originating new loans; (2) real estate investment activity improved in those California real estate markets where the partnership’s lending activities are focused, expanding the market for new loans; and (3) sales of REO provided funds to be deployed into new loans.

Principal payments in 2014 were $23.6 million, up 138% ($13.7 million) from 2013’s $9.9 million, which was a decrease of 43.1% ($7.5million) over 2012 principal payments of $17.4 million.  The increase in principal payments in 2014 over 2013 was due to:  (1) increased lending activity commencing with the fourth quarter of 2012 resulted in increased principal payments on loans; and (2) improvements in market liquidity, asset prices, and availability of credit enhanced borrowers’ ability to make timely principal payments and has enabled borrowers to refinance at low interest rates.

- Interest Income

Gross interest income in 2014 was $3.3 million, up 65.7% ($1.3 million) from 2013’s $2.0 million, which was up 43.6% ($605,000) from 2012’s $1.4 million.  The year-over-year increases in gross interest income for the period 2012 through 2014 are due to:  (1) an increase in the secured loan balance in 2014 over 2013; and (2) the resolution of a number of issues related to loans created before the bank loan was repaid (“Legacy Loans”), resulting in a decrease in foregone interest each year, year-over-year from 2012 through 2014 (see “Revenue – Interest Income – Loans”).

- Provision (Recovery)

The recovery for loan loss in 2014 was $185,000, down 82% ($855,000) from 2013’s $1.0 million.  In 2012 there was a provision of $859,000.

The decrease in recovery for loan loss from 2013 to 2014 is due to:  (1) the resolution of a number of issues on Legacy Loans, which had accounted for a large proportion of the provisions and (2) increases in the market value of collateral have improved the secured loan portfolio’s loan-to-value ratio (“LTV”).  The decrease in provisions (increase in recoveries) from 2012 to 2013 was due to adjustments made on a loan-by-loan basis in the ordinary course of business (See “Provision for loan losses/allowance for loan losses” and “Note 4 – Loans – Delinquency” to the financial statements included in Part II, Item 8 of this report).

REO – Income/Loss

The 2014 end-of-year (EOY) REO balance of approximately $147.1 million (Held for Sale + Held for Investment) was a decrease of 18% ($32.0 million) over 2013’s $179.1 million, which was down 1% ($2.2 million) from 2012’s $181.3 million.  The year-over-year decreases in EOY REO balance for the period 2012 through 2014 are due to:  (1) increased dispositions of REO property in 2014 over 2013 as real estate market conditions have improved; and (2) decreased acquisitions in 2014 over 2013 as Legacy Loan issues have been resolved, resulting in fewer foreclosures.

At December 31, 2014 the partnership held a total of 20 REO properties.  There were 11 properties designated as REO held for investment, and 9 properties designated as REO held for sale.  The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed to their optimum state, prepared for sale in an increasingly favorable real estate market, then sold, and the proceeds reinvested in loans.

REO dispositions in 2014 were approximately $32.2 million, up 241% ($22.8 million) from 2013’s $9.4 million, which was down 69% ($20.6 million) from 2012’s $30.0 million.  (See “Note 5 – Real Estate Owned (REO)” to the financial statements included in Part II, Item 8 of this report).

REO acquisitions in 2014 were approximately $360,000, down 95% ($6.6 million) from 2013’s $7.0 million, which was up 324% ($5.3 million) from 2012’s $1.7 million. (See “Note 5 – Real Estate Owned (REO)” to the financial statements included in Part II, Item 8 of this report).  Only one property was acquired during 2014.

REO income for 2014 was $3.6 million, up 350% ($2.8 million) from 2013’s $798,000, which was up 152% ($2.3 million) from 2012’s loss of $1.5 million.  REO income is comprised of rental income for the seven rental properties classified as held for investment, holding costs for the four non-rental properties held for investment, gain or loss on dispositions of REO, as well as changes in REO impairments.

Rental income, net of related expenses, for properties designated held for sale is reported as a component of Revenues – Other.  In 2014, rental income, disposed of or designated held for sale properties was $2.8 million, up 27% ($598,000) from 2013’s $2.2 million, which was down 13% ($330,000) from 2012’s $2.5 million.

At December 31, 2014 there were six rental properties designated as REO held for sale.  For comparative purposes, net income generated by REO designated held for sale at December 31, 2014 is listed under “Revenues – Other” for all periods presented in the financial statements and the analysis and discussion of income (loss) from operations in Item 7 of this report.  Net income generated by REO designated held for investment at December 31, 2014 is listed under “REO – Rental Operations” for all periods presented.

Other Operating Expenses

Other operating expenses for 2014 were $4.0 million, up 11.2% ($409,000) from 2013’s $3.6 million, which was down 14.2% ($599,000) from 2012’s $4.2 million.  The increase in operating expense in 2014 over 2013 was primarily due to an increase in mortgage servicing fees charged, and operating costs allocated by RMC.

Limited Partners’ Capital – End-of-Year Balance

The 2014 end-of-year (EOY) limited partners’ capital balance was $196.5 million, down 2.7% ($5.4 million) from 2013’s $201.9 million, which was down 1.0% ($2.1 million) from 2012’s $204.0 million.

The decrease in EOY limited partners’ capital balance in 2014 over 2013 resulted from an increase of $3.8 million due to the allocation of 2014 income, offset by periodic distributions of $2.3 million to those limited partners electing monthly, quarterly, or annual distributions, and partner liquidations of $6.9 million, which recommenced in 2014 (see “Distributions to limited partners”).

The decrease in EOY limited partners’ capital balance in 2013 over 2012 resulted from an increase of $429,000 due to the allocation of 2013 income, offset by periodic distributions of $2.3 million to those limited partners electing distributions.

- Net Income as Percent of Partner Capital

Net income (excluding the 1% of profits or losses allocated to managers) as a percent of partner capital was 1.9%, 0.2%, and (2.8%) for 2014, 2013, and 2012, respectively.  As the profitability of the partnership recovered in 2014, net income allocated to limited partners as a percent of partners’ capital was 1.9%, approximating the rate of 2% distribution to those limited partners electing distributions.

- Partner Distributions

Partner distributions for 2014 were $2.3 million, up 0.5% ($11,000) from 2013’s $2.3 million, which was down 7.4% ($182,000) from 2012’s $2.5 million.

The decreases in partner distributions for 2013 over 2012 were due to the decreases in limited partners’ capital balance over that same period.

- Partner Liquidations

In 2014, the partnership resumed limited partner liquidations, fulfilling liquidation requests in the amount of $6.9 million.

Analysis and discussion of income (loss) from operations

Income and loss from operations are discussed below for the years ended December 31, 2014, 2013, and 2012 ($ in thousands).

	2014	2013	2012
Revenue, net
Interest income
Loans	$3,301	$1,992	$1,387
Imputed interest on formation loan	421	389	207
Other interest income	—	1	1
Total interest income	3,722	2,382	1,595

Interest expense
Bank loan, secured	—	—	560
Mortgages payable	2,043	2,263	2,400
Amortization of discount on formation loan	421	389	207
Other interest expense	—	15	1
Total interest expense	2,464	2,667	3,168

Net interest income/(expense)	1,258	(285)	(1,573)

Other
Rental income, disposed of or held for sale properties	2,775	2,177	2,507
Late fees, other	41	328	16
Total other revenues, net	2,816	2,505	2,523
Total revenues, net	$4,074	$2,220	$950

Provision for loan losses/(recoveries), net	(185)	(1,040)	859

Operating expenses
Mortgage servicing fees	834	589	722
Asset management fees	752	765	840
Costs from RMC	1,766	1,613	1,321
Professional services	574	590	1,198
REO
Rental operations, net	(1,932)	(1,542)	(396)
Holding costs	100	256	698
Loss/(gain) on disposal	(1,667)	(521)	(39)
Impairment loss	(88)	1,009	1,258
Other	108	68	143
Total operating expenses, net	447	2,827	5,745

Net income (loss)	$3,812	$433	$(5,654)

Please refer to the above table and the consolidated Statements of Operations in the financial statements included in Part II, Item 8 of this report throughout the discussion of Results of Operations.

At December 31, 2014, the Secured loans – average daily balance for the year ended decreased approximately $10.6 million or approximately 15% over average daily balance for the year ended December 31, 2012.  Interest on loans increased $1.9 million (238%) and Net Income increased $9.5 million (167%) as RMI VIII’s Ongoing loan balances continued to increase, and the REO portfolio stabilized.  Other Operating Expenses as a percent of Interest on loans was 122%, 182% and 305% in 2014, 2013 and 2012, respectively.  As loan balances in the Ongoing portfolio continue to increase, and as REO is sold and the business returns to predominantly mortgage lending, operating expenses as a percent of interest on loans is expected to decline.

REO Income includes rental operations from properties held for investment, holding costs of non-rental properties, impairment gains or losses on all REO, and gains or losses on the sale of REO.  REO income increased approximately $2.8 million (350%) for the year ended December 31, 2014 compared to the same period in 2013, due primarily to the stabilization of the REO portfolio and increasingly favorable rental and real estate markets.

The increase in interest income is a result of the increase in loan balances in the Ongoing portfolio (loans originated principally after 2012/post the financial crisis of 2009 and the subsequent recession, and after the repayment of the bank loan).  At December 31, 2014, the Secured loans - end of year balance includes an increase of approximately $37.5 million or 458% in loan balances in the Ongoing portfolio compared to December 31, 2012. Interest on loans, net for the Ongoing portfolio increased approximately $2.5 million or 1,346% for the year ended December 31, 2014 compared to 2012.  Net Income for the year ended December 31, 2014 increased $9.5 million compared to 2012.

Loan balances in the Ongoing portfolio (and as a percent of Limited Partners’ capital, gross – end of period) was approximately $48.0 million (25%), $27.4 million (14%) and $10.5 million (5%) in 2014, 2013 and 2012 respectively.  As RMI VIII achieves and maintains full investment in Ongoing loans, Net Income is expected to match the amount of Partner distributions.  Coverage of Partner distributions by Net Income improved to 167% for the year ended December 31, 2014 compared to 19% in the same period in 2013.

Net Income/Partner Distributions

Significant changes to income or expense areas for the year ended December 31, 2014 compared to the year ended December 31, 2013 are summarized in the following table, ($ in thousands).

	Revenues, net		Provision/	Operating Expenses
	Interest		(Recovery)		REO		Net
	Income		Loan	Except	(Income)	Interest	Income
	- Loans	Other	Losses	REO	Expense	Expense	/(Loss)
2014	$3,301	$2,816	$(185)	$4,034	$(3,587)	$2,043	$3,812
2013	1,992	2,506	(1,040)	3,625	(798)	2,278	433
Change	1,309	310	855	409	(2,789)	(235)	3,379

Explanation of change
Loan balance	67	—	—	245	—	—	(178)
Effective yield	1,204	—	—	—	—	—	1,204
Stabilized portfolio	—	—	855	—	—	—	(855)
REO sales	—	—	—	—	(1,146)	(235)	1,381
Cost reimbursements	—	—	—	153	—	—	(153)
REO held for sale	—	598	—	—	(156)	—	754
Rental operations	—	—	—	—	(390)	—	390
REO valuation	—	—	—	—	(1,097)	—	1,097
Other	38	(288)	—	11	—	—	(261)
Change	$1,309	$310	$855	$409	$(2,789)	$(235)	$3,379

Significant changes to income or expense areas for the year ended December 31, 2013 compared to the same period in 2012 are summarized in the following table, ($ in thousands).

	Revenues, net		Provision/	Operating Expenses
	Interest		(Recovery)		REO		Net
	Income		Loan	Except	(Income)	Interest	Income
	- Loans	Other	Losses	REO	Expense	Expense	/(Loss)
2013	$1,992	$2,506	$(1,040)	$3,625	$(798)	$2,278	$433
2012	1,387	2,524	859	4,224	1,521	2,961	(5,654)
Change	605	(18)	(1,899)	(599)	(2,319)	(683)	6,087

Explanation of change
Loan balance	(245)	—	—	(208)	—	—	(37)
Effective yield	1,034	—	—	—	—	—	1,034
Increased collections	—	—	(1,899)	—	—	—	1,899
REO sales	—	—	—	—	(482)	—	482
Cost reimbursements	—	—	—	292	—	—	(292)
Debt repayment	—	—	—	—	—	(560)	560
Professional services	—	—	—	(608)	—	—	608
REO held for sale	—	—	—	—	(442)	—	442
Rental operations	—	—	—	—	(1,146)	—	1,146
REO valuation	—	—	—	—	(249)	—	249
Other	(184)	(18)	—	(75)	—	(123)	(4)
Change	$605	$(18)	$(1,899)	$(599)	$(2,319)	$(683)	$6,087

Interest Income

Gross interest income in 2014 was $3.3 million, up 65.7% ($1.3 million) from 2013’s $2.0 million, which was up 43.6% ($605,000) from 2012’s $1.4 million.

The year-over-year increases in gross interest income for the period 2012 through 2014 is due to:  (1) an increase in the secured loan balance from 2013 to 2014; and (2) the resolution of a number of issues related to loans created before the bank loan was repaid (“Legacy Loans”), resulting in a decrease in foregone interest each year, year-over-year from 2012 through 2014 (see “Revenue – Interest Income – Loans”).

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

The partnership has been concentrating its Ongoing lending efforts in the San Francisco Bay Area, the Los Angeles Metropolitan Area and California coastal regions.  These three regions have shown the greatest recoveries in the real estate markets as well as their respective local economies.

At December 31, 2014 the Ongoing portfolio weighted average interest rate was 7.55% compared to 5.72% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over past years on Legacy loans.

Revenue – Interest income – Loans

Interest income on loans increased for 2014 and 2013, as a result of the partnership adding approximately $48.6 million and $22.3 million, respectively, of new performing loans to the loan portfolio throughout the year.  Foregone interest (not recorded for financial reporting purposes on loans designated non-accrual status) in 2014, 2013, and 2012, was approximately $1.1 million, $2.0 million, and $4.2 million, respectively.  The tables below recap the yearly averages and the effect of the foregone interest on the average yield rate for the Ongoing and Legacy groups of loans ($ in thousands).

	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2014	$37,245	$2,732	7.33%	7.49%
2013	$17,573	$1,063	6.05%	6.05%
2012	$4,275	$203	4.00%	4.00%

Legacy
2014	$23,458	$569	2.56%	5.33%
2013	$41,149	$929	2.26%	6.65%
2012	$67,063	$1,184	1.77%	8.07%

Total
2014	$60,703	$3,301	5.44%	6.80%
2013	$58,722	$1,992	3.39%	6.83%
2012	$71,338	$1,387	1.94%	7.83%

Revenue – Interest expense

The partnership incurred interest expense during 2014, 2013, and 2012, on mortgages payable secured by REO acquired through foreclosure and on a secured bank loan that was paid off in September 2012.  Interest expense (excluding imputed interest on the formation loan) by source is summarized in the following table ($ in thousands).

		Bank
	Mortgages	Loan	Total
	Interest	Interest	Interest
Year	Expense	Expense	Expense
2014	$2,043	$—	$2,043
2013	$2,263	$—	$2,263
2012	$2,400	$560	$2,960

Mortgages Payable – The decreased interest expense on mortgages for 2014 is primarily due to the reduction of the weighted average interest rate resulting from the payoff of higher interest rate loans due to sale of REO held as collateral.  The decreased interest expense on mortgages for 2013 is primarily due to the reduction of the weighted average interest rate resulting from minor reductions in the interest rates of several variable interest rate mortgages, offset by an increase in the average mortgage loan balance, due to a new mortgage obtained by the partnership in June 2013.

The table below recaps the yearly averages ($ in thousands).

	Average		Weighted
	Mortgage		Average
	Loan	Interest	Interest
Year	Balance	Expense	Rate
2014	$42,340	$2,043	3.99%
2013	$48,115	$2,263	4.29%
2012	$45,487	$2,400	4.42%

Rental income, disposed of or held for sale properties

At December 31, 2014 there were six rental properties designated as REO held for sale.  For comparative purposes, net income generated by REO designated held for sale at December 31, 2014 is listed under “Revenues – Other” for all periods presented in the financial statements and the analysis and discussion of income (loss) from operations in Part II, Item 8 of this report.  Net income generated by REO designated held for investment at December 31, 2014 is listed under “REO – Rental Operations” for all periods presented.

The rental operations, net for REO held for sale properties for the years ended December 31, 2014, 2013, and 2012 was $2.8 million, $2.2 million, and $2.5 million, respectively.  Interest expense on the mortgages securing the rental properties was $1.3 million, $1.5 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Provision for Losses on Loans/Allowance for Loan Losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each year.  The decrease in recoveries in 2014 was due to a stabilizing loan portfolio, and a large amount of recoveries in 2013 due to a recovery of approximately $4.0 million per an agreement with a borrower pledging certain future cash flows to the partnership and also pursuant to three separate cash settlements with former borrowers of, $120,000, $471,000 and $38,000.  All Ongoing loans are performing and are deemed well collateralized and the improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the legacy loans.

See Note 4 (Loans) to the consolidated financial statements included in Part II, Item 8 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

Operating Expenses

 - Mortgage servicing fees

The increase in mortgage servicing fees for the year ended December 31, 2014, of approximately $245,000 is due to the increase in the average secured loan balance ($2.0 million) and a change in the portion of fees waived by RMC, a general partner.  The decrease in mortgage servicing fees for 2013 of $133,000, is consistent with the decreases in the average daily secured loan portfolio ($12.6 million) for 2013, noted above in Revenue – Interest on loans.  Fees are charged at the annual rate of 1.5%, and prior to April 2014, RMC at its sole discretion, waived 0.5% of the annual rate.  Beginning in the second quarter of 2014, the full 1.5% was charged to the partnership.  There is no guarantee RMC will waive any portion of this fee in the future.

 - Asset management fees

The decrease in asset management fees for 2014 and 2013 was due to the reduction in the total capital under management.  Total capital at December 31, 2014, 2013, and 2012 was $188.4 million, $194.5 million and $196.8 million, respectively.

 - Costs from RMC

The increase in costs from RMC for 2014 and 2013 was due to reimbursement of qualifying charges permitted in the partnership agreement some of which RMC chose not to request reimbursement for in 2012, which it may do from time to time in its sole discretion.

 - Professional services

In 2014, professional fees were relatively static overall.  Audit and legal fees decreased by $117,000 compared to 2013, which was offset by an increase in consulting fees of $104,000.  In 2013, fees for auditing and tax services decreased approximately $385,000, legal fees decreased $15,000 and consultants’ fees decreased $219,000, compared to the same period in 2012.  The decrease in professional services for 2013 as compared to 2012 was primarily due to above normal operating costs in 2012 related to complex workout agreements, legal costs, and tax and accounting matters regarding the loan and REO portfolios’ stabilization and rental operations.

REO – Rental operations, net

Rental operations are comprised of residential and commercial properties.  There were four residential properties at December 31, 2014 with a net book value of $48.9 million, and three commercial properties with a net book value of $2.7 million.  Rental financial highlights by property type are presented in the table below for the year ended December 31, 2014, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
Property type
Residential -
Fractured condominiums	$5,096	$2,157	$2,939	$872	$3	$762	$1,302
Commercial	489	563	(74)	57	1	—	(132)
Total	$5,585	$2,720	$2,865	$929	$4	$762	$1,170

The table below summarizes the rental operations, net for the years ended December 31, ($ in thousands).

	2014	2013	2012
Rental income	$5,585	$4,992	$4,390
Operating expenses, rentals
Administration and payroll	880	794	807
Homeowner association fees	525	518	537
Professional services	22	57	—
Utilities and maintenance	589	547	495
Advertising and promotions	76	94	81
Property taxes	523	401	886
Other	105	109	145
Total operating expenses, rentals	2,720	2,520	2,951
Net operating income	2,865	2,472	1,439
Depreciation	929	870	828
Receiver fees	4	60	215
Rental operations, net	1,932	1,542	396
Interest on mortgages	762	769	978
Rental operations, net, less related mortgage interest	$1,170	$773	$(582)

Major areas of change from 2013 to 2014 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Rental	Rental		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
2014 results	$5,585	$2,720	$2,865	$929	$4	$762	$1,170
2013 results	4,992	2,520	2,472	870	60	769	773
Change	593	200	393	59	(56)	(7)	397

Explanation of change
REO acquired/complete	57	53	4	22	—	—	(18)
Rents to market rates	371	—	371	—	—	—	371
Increased occupancy	110	—	110	—	—	—	110
Refunds	55	(17)	72	—	—	—	72
Completed deferred
maintenance	—	30	(30)	—	—	—	(30)
Deferred maintenance	—	(37)	37	—	—	—	37
Receiver contract complete	—	—	—	—	(56)	—	56
Property management	—	68	(68)	—	—	—	(68)
Property taxes	—	123	(123)	—	—	—	(123)
Professional fees	—	(47)	47	—	—	—	47
Advertising & promotion	—	(19)	19	—	—	—	19
Utilities	—	40	(40)	—	—	—	(40)
Other	—	6	(6)	37		(7)	(36)
Change	$593	$200	$393	$59	$(56)	$(7)	$397

The increase in rental operations for 2014 was due to the stabilization of the properties post-acquisition and the ongoing efforts to increase rental income and reduce operating expenses.

-	Rental income – increased primarily due to all rental properties charging market rent in the generally rising rental market while maintaining low vacancy rates.

-	Operating expenses – increased due to the increased occupancy rates, as well as an increase in property tax expense resulting from lower costs in 2013 due to refunds received.

-	Receiver fees – decreased due to the receivers completing their work in 2013 as the rental portfolio stabilized.

Major areas of change from 2012 to 2013 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Rental	Rental		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
2013 results	$4,992	$2,520	$2,472	$870	$60	$769	$773
2012 results	4,390	2,951	1,439	828	215	978	(582)
Change	602	(431)	1,033	42	(155)	(209)	1,355

Explanation of change
Rents to market rates	244	—	244	—	—	—	244
Increased occupancy	107	—	107	—	—	—	107
Refunds/Reimbursements	251	67	184	—	—	—	184
Deferred maintenance	—	(16)	16	—	—	—	16
Receiver contract complete	—	—	—	—	(155)	—	155
Property management	—	(31)	31	—	—	—	31
Property taxes	—	(485)	485	—	—	—	485
Professional fees	—	57	(57)	—	—	—	(57)
Advertising & promotion	—	13	(13)	—	—	—	(13)
Mortgage refinanced	—	—	—	—	—	(209)	209
Other	—	(36)	36	42	—	—	(6)
Change	$602	$(431)	$1,033	$42	$(155)	$(209)	$1,355

The increase in rental operations for 2013 was due to the stabilization of the properties post-acquisition and the ongoing efforts to increase rental income and reduce operating expenses.

-	Rental income – increased as the partnership began to move properties to market rates in a generally rising rental market, and increased occupancy rates.

-
Operating expenses – decreased primarily because of the reduction in property tax expense due to the elimination of penalties and interest related to delinquent amounts owed on foreclosed properties paid in 2012, as well as refunds received in 2013.

-	Receiver fees – decreased due to the receivers completing their work by September 2013 as the rental portfolio stabilized.

REO - Holding costs

The decrease in holding costs in 2014 and 2013 was primarily due to the sale of non-rental and development properties since 2012.

REO - Loss/(gain) on disposal

The increase in REO gain on disposal for 2014 compared to 2013 was due to increased property sales in an increasingly favorable real estate market.  In 2014, approximately $32.2 million in REO was sold, an increase of $22.8 million or 241% over 2013 sales, with a majority of the properties in 2014 sold at or above carrying value.  The increase in REO gain on disposal for 2013 was due to the sale of a commercial property.

REO - Impairment loss/(gain)

The decrease in impairment losses on REO in 2014 and 2013 was primarily due to the continuing improvement in real estate markets and property values in our lending area.

Quarter over quarter comparison – 2014 Q4 to Q3

Significant changes to income or expense areas for the three month period ended December 31, 2014 compared to the three month period ended September 30, 2014 are summarized in the following table, ($ in thousands).

	Revenues, net		Provision/	Operating Expenses
	Interest		(Recovery)		REO	Interest	Net
	Income		Loan	Except	(Income)	Expense	Income
	- Loans	Other	Losses	REO	Expense	- Mortgages	/(Loss)
December 31, 2014	$983	$1,581	$(25)	$1,094	$(1,166)	$403	$2,258
September 30, 2014	872	893	—	1,031	(685)	546	873
Change	111	688	(25)	63	(481)	(143)	1,385

Explanation of change
Loan balance	66	—	—	26	—	—	40
Effective yield	40	—	—	—	—	—	40
Stabilized portfolio	—	—	(25)	—	—	—	25
REO sales	—	—	—	—	(1,296)	(143)	1,439
Cost reimbursements	—	—	—	(37)	—	—	37
Professional services	—	—	—	59	—	—	(59)
REO held for sale	—	688	—	—	(2)	—	690
Rental operations	—	—	—	—	905	—	(905)
REO valuation	—	—	—	—	(88)	—	88
Other	5	—	—	15	—	—	(10)
Change	$111	$688	$(25)	$63	$(481)	$(143)	$1,385

The increase in net income for the three months ended December 31, 2014 compared to the three months ended September 30, 2014 is primarily due to increased REO sales in an increasingly favorable real estate market.  The net income for the three months ended December 31, 2014 exceeded the distributions for that quarter, and substantially covered distributions for the year.

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

The tables below show the 2014 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of December 31, 2014 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2014	$27,402	$24,488	$51,890
Loans funded or acquired	48,576	—	48,576
Principal collected	(22,410)	(1,143)	(23,553)
Loans sold to affiliates	(5,519)	—	(5,519)
Foreclosures	—	(360)	(360)
Other-loans charged off	—	(17)	(17)
Principal, December 31, 2014	$48,049	$22,968	$71,017

Portfolio characteristics
Number of secured loans	31	17	48
Average secured loan-principal	$1,550	$1,351	$1,480
Largest secured loan-principal	$10,500	$16,312	$16,312
Smallest secured loan-principal	$300	$80	$80
Number of counties	15	13	20
Average interest rate	7.55%	5.72%	6.96%
Number of loans with workout agreements	—	3	3
Aggregate workout principal balance	$—	$488	$488
Number of loans with active modifications	—	3	3
Aggregate modifications principal balance	$—	$3,233	$3,233

The Ongoing portfolio has an average interest rate of 7.55% compared to 5.72% for the Legacy portfolio.  The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over past years on Legacy loans.

As of December 31, 2014, the partnership’s largest Ongoing loan, in the unpaid principal balance of $10,500,000 (representing 22% of outstanding secured Ongoing principal balance and 4.66% of total partnership assets) has an interest rate of 4.00% and is secured by a commercial developmental property located in San Francisco County, California.  This loan matures on June 4, 2015 unless the borrower exercises a right of extension.  The loan was made to facilitate the sale of a previously held REO.

As of December 31, 2014, the partnership’s largest Legacy loan, in the unpaid principal balance of $16,312,000 (representing 71% of outstanding secured Legacy principal balance and 7.25% of total partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California.  This loan matured April 1, 2012.  A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

The tables below show the 2013 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of December 31, 2013 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2013	$10,500	$50,370	$60,870
Loans funded or acquired	21,209	1,076	22,285
Principal collected	(2,200)	(7,731)	(9,931)
Loans sold to affiliates	(2,107)	—	(2,107)
Foreclosures	—	(18,975)	(18,975)
Other-loans charged off	—	(252)	(252)
Principal, December 31, 2013	$27,402	$24,488	$51,890

Portfolio characteristics
Number of secured loans	14	22	36
Average secured loan-principal	$1,957	$1,113	$1,441
Largest secured loan-principal	$10,500	$16,312	$16,312
Smallest secured loan-principal	$350	$79	$79
Number of counties	7	15	17
Average interest rate	7.42%	5.87%	6.69%
Number of loans with workout agreements	—	3	3
Aggregate workout principal balance	$—	$1,097	$1,097
Number of loans with active modifications	—	5	5
Aggregate modifications principal balance	$—	$3,947	$3,947

The Ongoing portfolio has an average interest rate of 7.42% compared to 5.87% for the Legacy portfolio.  The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over the past several years on legacy loans.

As of December 31, 2013, the partnership’s largest Ongoing loan, in the unpaid principal balance of $10,500,000 (representing 38.32% of outstanding secured Ongoing principal balance and 4.28% of total partnership assets) has an interest rate of 4.00% and is secured by a commercial developmental property located in San Francisco County, California.  This loan matures on June 4, 2015 unless the borrower exercises the right of extension.  The loan was made to facilitate the sale of a previously held REO.

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

	Loans	Principal	Percent
Geographic distribution
Ongoing
San Francisco Bay Area	21	$37,957	79%
Other Northern California	2	3,800	8
Los Angeles & Southern Coastal	6	4,992	10
Other Southern California	2	1,300	3
Total ongoing loans	31	$48,049	100%

Legacy
San Francisco Bay Area	10	$21,722	95%
Other Northern California	4	660	2
Los Angeles & Southern Coastal	2	473	2
Other Southern California	1	113	1
Total legacy loans	17	$22,968	100%

Total
San Francisco Bay Area	31	$59,679	84%
Other Northern California	6	4,460	6
Los Angeles & Southern Coastal	8	5,465	8
Other Southern California	3	1,413	2
Total	48	$71,017	100%

Lien position
Ongoing
First trust deeds	22	$40,355	84%
Second trust deeds	9	7,694	16
Third trust deeds	—	—	—
Total ongoing loans	31	$48,049	100%

Legacy
First trust deeds	7	$17,814	78%
Second trust deeds	9	4,872	21
Third trust deeds	1	282	1
Total legacy loans	17	$22,968	100%

Total
First trust deeds	29	$58,169	82%
Second trust deeds	18	12,566	17
Third trust deeds	1	282	1
Total loans	48	$71,017	100%

	Ongoing	Legacy	Total

Scheduled maturities

2015	$19,800	$1,014	$20,814
2016	10,429	2,871	13,300
2017	3,288	1,364	4,652
2018	5,292	230	5,522
2019	7,645	—	7,645
Thereafter	1,595	173	1,768
Total future maturities	48,049	5,652	53,701
Matured at December 31, 2014	—	17,316	17,316
Total secured loans	$48,049	$22,968	$71,017

Matured loans
Number of loans	—	4	4
Principal	$—	$17,316	$17,316
Advances	—	719	719
Accrued interest	—	—	—
Loan balance	$—	$18,035	$18,035
Percent of principal	—%	75%	24%

Delinquency
Past due
30-89 days	$—	$—	$—
90-179 days	—	96	96
180 or more days	—	17,450	17,450
Total past due	—	17,546	17,546
Current	48,049	5,422	53,471
Total secured loans	$48,049	$22,968	$71,017

Secured loans in nonaccrual status
Number of loans	—	7	7
Principal	$—	$17,937	$17,937
Advances	—	724	724
Accrued interest	—	—	—
Loan balance	$—	$18,661	$18,661

Loans designated impaired
Principal	$—	$20,461	$20,461
Recorded investment(1)	$—	$21,200	$21,200
Impaired loans without allowance	$—	$3,769	$3,769
Impaired loans with allowance	$—	$17,431	$17,431

Allowance for loan losses
Provision/(Recovery) for loan losses, 2014	$—	$(185)	$(185)
Allowance for loan losses	$—	$8,578	$8,578

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Real Estate Owned/Mortgages

See Notes 5 (Real Estate Owned (REO)) and 6 (Borrowings) to the financial statements included in Part II, Item 8, of this report for detailed presentations of real estate owned and mortgages thereon, which presentations are incorporated by this reference into this Item 7.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for new loans.

Cash flows by operating function for the years 2014, 2013 and 2012 are summarized in the following table.

	2014	2013	2012
Loan earnings and payments
Interest	$3,167	$1,947	$3,953
Other loan income	42	328	23
Operating expense (non-REO)	(3,940)	(7,886)	(10,125)
Principal payments and recoveries	23,649	14,467	17,358
Total cash from loan earnings	22,918	8,856	11,209

Loans originated, net	(43,057)	(20,178)	(9,333)
Advances on loans	(41)	1,985	1,625
Total cash from loan production	(43,098)	(18,193)	(7,708)

Cash from loan earnings and production	(20,180)	(9,337)	3,501

REO operations, sales and development
Rental operations	6,119	2,622	2,005
Holding costs	(2,060)	(2,772)	(2,201)
Proceeds from real estate sales	33,886	9,962	30,035
Cash from REO operations, sales
and development	37,945	9,812	29,839

Outside financing
Interest expense	(1,947)	(2,393)	(2,961)
Principal, net	(13,196)	1,645	(13,177)
Cash from outside financing	(15,143)	(748)	(16,138)

Net cash increase/(decrease) before
distributions to members	2,622	(273)	17,202

Partner withdrawals
Distributions	(2,288)	(2,277)	(2,459)
Liquidations	(6,859)	—	—
Cash used in partner withdrawals	(9,147)	(2,277)	(2,459)

Net increase/(decrease) in cash	$(6,525)	$(2,550)	$14,743

Cash, end of period	$9,868	$16,393	$18,943

Contractual Obligations

A summary of the contractual obligations of the partnership as of December 31, 2014 is set forth below ($ in thousands).

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgages	$35,742	$18,061	$13,242	$4,439

Total	$35,742	$18,061	$13,242	$4,439

As of December 31, 2014, the partnership had no construction or rehabilitation loans outstanding.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Profits allocable to limited partners, who elect to compound profits in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  The percentage of limited partners electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 59% for 2014 and 2013, respectively.  In 2014 and 2013, $2,288,000 and $2,277,000, respectively, was distributed to limited partners.  Any amounts distributed which exceeded net income/(loss) are a return of capital.

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

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets for December 31, 2014 and 2013
•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

No financial statement schedules are required to be filed because Redwood Mortgage Investors VIII is a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VIII
San Mateo, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

ArmaninoLLP
San Ramon, California

March 31, 2015

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Balance Sheets
December 31, 2014 and 2013
($ in thousands)

ASSETS

	2014	2013
Cash and cash equivalents	$9,868	$16,393

Loans
Secured by deeds of trust
Principal balances	71,017	51,890
Advances	726	708
Accrued interest	294	222
Unsecured	92	112
Allowance for loan losses	(8,578)	(8,790)
Net loans	63,551	44,142

Receivable from affiliate	—	33

Real estate held for sale	80,358	16,552

Real estate held as investment, net	66,754	162,563

Other assets, net	4,568	5,258

Total assets	$225,099	$244,941

LIABILITIES AND CAPITAL

Liabilities
Mortgages payable	$35,742	$48,938
Accounts payable	417	980
Payable to affiliate	545	495
Total liabilities	36,704	50,413

Capital
Partners’ capital
Limited Partners	188,906	194,236
General Partners	(986)	(1,024)
Total partners’ capital	187,920	193,212

Non-controlling interest	475	1,316
Total capital	188,395	194,528

Total liabilities and capital	$225,099	$244,941

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013
($ in thousands, except for per limited partner amounts)

	2014	2013
Revenues, net
Interest income
Loans	$3,301	$1,992
Imputed interest on formation loan	421	389
Other interest income	—	1
Total interest income	3,722	2,382

Interest expense
Mortgages - Rental REO	2,043	2,263
Amortization of discount on formation loan	421	389
Other interest expense	—	15
Total interest expense	2,464	2,667

Net interest income/(expense)	1,258	(285)

Other
Rental income, disposed of or held for sale properties	2,775	2,177
Late fees, other	41	328
Total other revenues/(expense), net	2,816	2,505
Total revenues, net	4,074	2,220

Provision for (recovery of) loan losses	(185)	(1,040)

Operating Expenses
Mortgage servicing fees	834	589
Asset management fees	752	765
Costs from Redwood Mortgage Corp.	1,766	1,613
Professional services	574	590
REO
Rental operations, net	(1,932)	(1,542)
Holding costs	100	256
Loss/(gain) on disposal	(1,667)	(521)
Impairment loss/(gain)	(88)	1,009
Other	108	68
Total operating expenses	447	2,827

Net income	$3,812	$433

Net income
General partners (1%)	$38	$4
Limited partners (99%)	3,774	429
	$3,812	$433

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2014 and 2013
($ in thousands)

	Limited Partners

		Unallocated
		Syndication	Formation
	Capital	Costs	Loan	Capital, net

Balances at December 31, 2012	$204,026	$(318)	$(7,627)	$196,081
Formation loan payments received	—	—	—	—
Net income (loss)	429	—	—	429
Allocation of syndication costs	(315)	318	—	3
Partners’ withdrawals	(2,277)	—	—	(2,277)
Early withdrawal penalties	—	—	—	—

Balances at December 31, 2013	$201,863	$—	$(7,627)	$194,236
Formation loan payments received	—	—	—	—
Net income (loss)	3,774	—	—	3,774
Distributions	(2,288)	—	—	(2,288)
Liquidations	(6,859)	—	—	(6,859)
Early withdrawal penalties	—	—	43	43

Balances at December 31, 2014	$196,490	$—	$(7,584)	$188,906

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Changes in Partners’ Capital (continued)
For the Years Ended December 31, 2014 and 2013
($ in thousands)

	General Partners
		Unallocated			Total
		Syndication			Partners’
	Capital	Costs	Capital, net		Capital

Balances at December 31, 2012	$(1,022)	$(3)	$(1,025)		$195,056
Formation loan payments received	—	—	—		—
Net income (loss)	4	—	4		433
Allocation of syndication costs	(6)	3	(3)		—
Partners’ withdrawals	—	—	—		(2,277)

Balances at December 31, 2013	$(1,024)	$—	$(1,024)		$193,212
Formation loan payments received	—	—	—		—
Net income (loss)	38	—	38		3,812
Distributions	—	—	—	—	(2,288)
Liquidations	—	—	—		(6,859)
Early withdrawal penalties	—	—	—		43

Balances at December 31, 2014	$(986)	$—	$(986)		$187,920

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013
($ in thousands)

	2014	2013

Cash from Operations
Interest received	$3,167	$1,947
Other loan income	42	328
Operating expenses (non-REO)	(3,865)	(3,245)
Rental operations & REO holding costs	6,624	4,536
Holding costs	(77)	(234)
Mortgage interest	(1,947)	(2,393)

Total cash from operations	3,944	939

Cash from Investing
Principal collected on loans - secured	23,553	9,931
Unsecured loan payments received (made)	21	(104)
Loans originated	(48,576)	(22,285)
Loans sold to affiliates	5,519	2,107
Advances on loans	(41)	1,985
Proceeds from REO sales	33,886	9,962
REO development	(1,890)	(4,070)
Non-controlling interest	(598)	(383)

Total cash from investing	11,874	(2,857)

Cash from Financing
Mortgages taken	—	5,000
Principal payments	(13,196)	(3,355)

Total cash from financing	(13,196)	1,645

Net increase/(decrease) in cash before distributions	2,622	(273)

Cash – partner liquidations	(2,288)	—
Cash – partner distributions	(6,859)	(2,277)

Net increase/(decrease) in cash	(6,525)	(2,550)

Cash and cash equivalents, January 1	$16,393	$18,943

Cash and cash equivalents, December 31	$9,868	$16,393

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013
($ in thousands)

Reconciliation of net income to net cash provided by (used in) operating activities:

	2014	2013
Cash flows from operating activities
Net income	$3,812	$433
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Amortization of borrowings-related origination fees	72	97
Imputed interest on formation loan	(421)	(389)
Amortization of discount on formation loan	421	389
Provision for loan losses	(185)	(1,040)
REO – depreciation, rental properties	1,857	2,781
REO – depreciation, other properties	22	22
REO – loss/(gain) on disposal	(1,667)	(521)
REO – impairment loss	(88)	1,038

Change in operating assets and liabilities
Accrued interest	(134)	(45)
Allowance for loan losses-recoveries	75	1,227
Receivable from affiliate	—	(161)
Other assets	695	(725)
Accounts payable and accrued liabilities	(565)	(2,097)
Payable to affiliate	50	(70)
Net cash provided by (used in) operating activities	$3,944	$939

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$360	$6,979

Cash paid for interest	$1,947	$2,393

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  The general partners of the partnership are Redwood Mortgage Corp. (“RMC”), its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual.  The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.  The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners.  As of December 31, 2014, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

On the mortgage loans originated for RMI VIII, RMC may collect loan brokerage commissions (points) limited to an amount not to exceed four percent per year of the total partnership assets.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. The proceeds from loan brokerage commissions and other fees earned are the source of funds for the repayment of the formation loan by RMC.

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

RMC, Gymno, and Burwell, as the general partners, are entitled collectively to one percent of the profits and losses of RMI VIII. Beginning with calendar year 2010, and continuing until January 1, 2020, Gymno and RMC each assigned its right to one-third of one percent of profits and losses to Burwell in exchange for Burwell assuming one hundred percent of the general partners’ equity deficit.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

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

The partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all of part of their capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.  There is also a limited right of liquidation for your heirs upon your death.

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations.  In the fourth quarter of 2009, the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital.  The bank loan was paid off in September 2012.  The partnership’s seven most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014.

In the quarter ending March 31, 2014, for those limited partners that had a liquidation payment pending but which was suspended as of March 31, 2009, the partnership made liquidation payments based on their March 31, 2014 capital balance at the payment terms of their election existing at March 2009. Limited partners were informed of our reinstitution of accepting liquidation requests and those that elected to begin liquidation had their liquidation requests added to those previously existing. Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

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
December 31, 2014 and 2013

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

Sales commissions - formation loan

Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loaned to RMC, one of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and was contemplated to be repaid equally over a ten year period commencing the year after the close of a partnership offering. The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As payments on the formation loan are received from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect in the years the offering closed.  If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

RMC acts as the broker in originating mortgage loans for RMI VIII.  The corresponding brokerage commissions paid by borrowers from mortgage loans made by these funds are the primary source of cash used to repay the formation loan.  RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, September 2012.  The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan.  As a result, RMC was deprived of the opportunity to earn and receive loan brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years.  During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement.  Per Section 10 of the RMI VIII partnership agreement which references the repayment of the formation loan from loan brokerage commissions, RMC believes it had a reasonable position for suspending the annual formation loan payments during the period of prohibited lending, but RMC elected not to suspend payments during the time period referred to above and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

The bank loan was fully repaid as of September 2012 and RMC in December 2012, temporarily suspended annual formation loan payments, for the three-year period then beginning, which is a period commensurate with the period during which lending by RMI VIII was prohibited by the Amended and Restated Loan Agreement and RMC was deprived of loan brokerage commissions. The temporary suspension resulted in an extension of the repayment terms equal to the suspension period.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loan

Beginning with the 2015 payment (due December 2015) and continuing thereafter, as lending activities resume in RMI VIII and as loan brokerage commissions are earned, RMC and the other general partners are monitoring the amounts of loan brokerage commissions and other fees they earn and receive with respect to RMI VIII loan fundings.  Based on the amount of the loan brokerage commission earned and received, a determination will be made regarding the amount of the payment to be made on the RMI VIII formation loan.  This process will continue until loan brokerage commissions are sufficient for RMC to resume formation loan payments as originally scheduled.

The formation loans made in conjunction with the offerings are as follows.

•	For the initial offering ($15,000,000) totaled $1,075,000, which was 7.2% of limited partners’ contributions of $14,932,000, and was repaid in 2006.
•	For the 1996 offering ($30,000,000) totaled $2,272,000, which was 7.6% of limited partners’ contributions of $29,993,000, and was repaid in 2010.
•
For the 2000 offering ($30,000,000) totaled $2,218,000, which was 7.4% of the limited partners’ contributions of $29,999,000, and is being repaid, without interest, in annual installments, which commenced in 2003.

•
For the 2002 offering ($50,000,000) totaled $3,777,000, which was 7.6% of the limited partners’ contributions of $49,985,000, and is being repaid, without interest, in annual installments, which commenced in 2004.

•
For the 2003 offering ($75,000,000) totaled $5,661,000, which was 7.6% of the limited partners’ contributions of $74,904,000, and is being repaid, without interest, in annual installments, which commenced in 2007.

•
For the 2005 offering ($100,000,000) totaled $7,564,000 as of December 31, 2008, which was 7.6% of the limited partners’ contributions of $100,000,000, and is being repaid, without interest, in annual installments, which commenced in 2009.

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
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries, and its 72.5%-owned subsidiary (a single-asset limited liability company which is owned with affiliates and whose single asset is a development property in San Francisco County).  All significant intercompany transactions and balances have been eliminated in consolidation.

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
December 31, 2014 and 2013

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
December 31, 2014 and 2013

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
December 31, 2014 and 2013

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
December 31, 2014 and 2013

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $38,000 and $4,000 for the years ended December 31, 2014 and 2013, respectively.

Formation loan

The formation loan transactions are summarized in the following table at December 31, 2014 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(2,164)
Formation loan made, net	20,403
Repayments to date	(14,297)
Early withdrawal penalties applied	(686)
Formation loan, net	5,420
Unamortized discount on formation loan	2,164
Balance, December 31, 2014	$7,584

Interest has been imputed at the market rate of interest in effect at the date the offerings closed which ranged from 4.00% to 9.50%. During 2014 and 2013, $421,000 and $389,000, respectively, were recorded related to amortization of the discount on imputed interest.

RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, September 2012. The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan. As a result, RMC was deprived of the opportunity to earn and receive loan brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years. During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement. Per Section 10 of the RMI VIII partnership agreement which references the repayment of the formation loan from loan brokerage commissions, RMC believes it had a reasonable position for suspending the annual formation loan payments during the period of prohibited lending, but RMC elected not to suspend payments during the time period referred to above and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

The bank loan was fully repaid as of September 2012 and RMC in December 2012, temporarily suspended annual formation loan payments, for the three-year period then beginning, which is a period commensurate with the period during which lending by RMI VIII was prohibited by the Amended and Restated Loan Agreement and RMC was deprived of loan brokerage commissions. The temporary suspension resulted in an extension of the repayment terms equal to the suspension period.

Beginning with the 2015 payment (due December 2015) and continuing thereafter, as lending activities resume in RMI VIII and as loan brokerage commissions are earned, RMC and the other general partners are monitoring the amounts of loan brokerage commissions and other fees they earn and receive with respect to RMI VIII loan fundings.  Based on the amount of the loan brokerage commission earned and received, a determination will be made regarding the amount of the payment to be made on the RMI VIII formation loan.  This process will continue until loan brokerage commissions are sufficient for RMC to resume formation loan payments as originally scheduled.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Formation loan (continued)

The future minimum payments on the formation loan – as proposed by RMC and the general partners - are presented in the following table ($ in thousands).

2015	$650
2016	650
2017	650
2018	650
2019	650
Thereafter	4,334
Total	$7,584

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. In 2014 and 2013, loan brokerage commissions paid to the general partners by the borrowers were $892,000 and $431,000, respectively.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. In 2014 and 2013, these fees totaled $34,608 and $21,641, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Mortgage servicing fees (continued)

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the years ended December 31, ($ in thousands).

	2014	2013
Chargeable by RMC	$897	$884
Waived by RMC	(63)	(295)
Charged	$834	$589

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

Asset management fees for the years ended December 31, 2014 and 2013 were $752,000 and $765,000, respectively. No asset management fees were waived during any period reported.

Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During 2014 and 2013, operating expenses totaling $1,766,000 and $1,613,000, respectively, were reimbursed to RMC. RMC did not waive its right to request reimbursement of any qualifying charges during 2014 and 2013.

Syndication costs

The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs are charged against partners’ capital and were allocated to individual partners consistent with the partnership agreement.

Through December 31, 2014, syndication costs of $5,010,000 had been incurred by the partnership with the following distribution ($ in thousands).

Costs incurred	$5,010
Early withdrawal penalties applied	(190)
Allocated to date	(4,820)

December 31, 2014 balance	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

NOTE 4 – LOANS

Loans generally are funded with a fixed interest rate and a loan term up to five years. As of December 31, 2014, 33 (69%) of the partnership’s loans (representing 89% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of December 31, 2014, 25 (52%) of the loans outstanding (representing 81% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2014	2013
Principal, January 1	$51,890	$60,870
Loans funded or acquired	48,576	22,285
Principal collected	(23,553)	(9,931)
Loans sold to affiliates	(5,519)	(2,107)
Foreclosures	(360)	(18,975)
Other – loans charged off against allowance	(17)	(252)
Principal, December 31	$71,017	$51,890

During 2014 and 2013, the partnership renewed one and four loans, respectively, with an aggregate principal of approximately $173,000 and $349,000, which were not included in the activity shown on the table above.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	2014	2013
Number of secured loans	48	36
Secured loans – principal	$71,017	$51,890
Secured loans – lowest interest rate (fixed)	4.00%	4.00%
Secured loans – highest interest rate (fixed)	10.50%	12.00%

Average secured loan – principal	$1,480	$1,441
Average principal as percent of total principal	2.08%	2.78%
Average principal as percent of partners’ capital	0.79%	0.75%
Average principal as percent of total assets	0.66%	0.59%

Largest secured loan – principal	$16,312	$16,312
Largest principal as percent of total principal	22.97%	31.44%
Largest principal as percent of partners’ capital	8.68%	8.44%
Largest principal as percent of total assets	7.25%	6.65%

Smallest secured loan – principal	$80	$79
Smallest principal as percent of total principal	0.11%	0.15%
Smallest principal as percent of partners’ capital	0.04%	0.04%
Smallest principal as percent of total assets	0.04%	0.03%

Number of counties where security is located (all California)	20	17
Largest percentage of principal in one county	28.12%	41.68%

Number of secured loans in foreclosure status	3	2
Secured loans in foreclosure – principal	$17,220	$16,689

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

As of December 31, 2014, the partnership’s largest loan, in the unpaid principal balance of $16,312,000 (representing 22.97% of outstanding secured loans and 7.25% of partnership total assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County. This loan matured April 1, 2012. A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.  Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of December 31, 2014, the partnership had no construction loans outstanding.

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of December 31, 2014, the partnership had no rehabilitation loans outstanding.

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	2014			2013
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	29	$58,169	82%	19	$36,816	71%
Second trust deeds	18	12,566	17	16	14,784	28
Third trust deeds	1	282	1	1	290	1
Total secured loans	48	71,017	100%	36	51,890	100%
Liens due other lenders at loan closing		27,744			53,098

Total debt		$98,761			$104,988

Appraised property value at loan closing		$185,332			$148,215

Percent of total debt to appraised
values (LTV) at loan closing (1)		53.29%			70.83%

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	2014			2013
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	29	$36,545	52%	27	$33,771	65%
Multi-family	2	2,971	4	1	1,000	2
Commercial(3)	17	31,501	44	8	17,119	33
Total secured loans	48	$71,017	100%	36	$51,890	100%

(2)
Single family property type as of December 31, 2014 consists of 17 loans with principal of $8,125,535 that are owner occupied and 12 loans with principal of $28,420,197 that are non-owner occupied. At December 31, 2013, single family property consisted of 17 loans with principal of $8,494,199 that were owner occupied and 10 loans with principal of $25,276,637 that were non-owner occupied

(3)	Includes one loan with a principal balance of approximately $525,000, secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of December 31, 2014 and 2013, $16,312,000, of the partnership’s loans were secured by condominium properties.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table at December 31, 2014 and 2013 ($ in thousands).

	2014		2013
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(1)
San Francisco	$19,969	28.12%	$21,627	41.68%
Contra Costa	18,090	25.47	16,647	32.08
San Mateo	11,525	16.23	1,765	3.40
Santa Clara	2,917	4.11	3,208	6.18
Alameda	2,758	3.88	1,260	2.43
Solano	2,575	3.63	—	—
Napa	990	1.39	406	0.78
Marin	855	1.20	180	0.35
	59,679	84.03	45,093	86.90

Other Northern California
Yolo	2,800	3.94	—	—
Santa Cruz	1,000	1.41	—	—
Sacramento	224	0.32	249	0.48
Monterey	173	0.24	178	0.34
Calaveras	167	0.23	182	0.35
San Benito	96	0.14	97	0.19
Butte	—	—	79	0.15
	4,460	6.28	785	1.51

Northern California Total	64,139	90.31	45,878	88.41

Los Angeles & Coastal
Los Angeles	2,930	4.13	2,511	4.84
Orange	1,438	2.02	1,354	2.61
San Diego	750	1.06	1,680	3.24
Ventura	347	0.49	350	0.67
	5,465	7.70	5,895	11.36
Other Southern California
San Bernardino	1,300	1.83	—	—
Kern	113	0.16	117	0.23
	1,413	1.99	117	0.23

Southern California Total	6,878	9.69	6,012	11.59

Total Secured Loans	$71,017	100%	$51,890	100%

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at December 31, 2014	Loans	Principal	Percent

2015	9	$20,814	29%
2016	12	13,300	19
2017	8	4,652	7
2018	3	5,522	8
2019	9	7,645	11
Thereafter	3	1,768	2
Total future maturities	44	53,701	76
Matured at December 31, 2014	4	17,316	24
Total secured loans	48	$71,017	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership renewed one and two loans during 2014 and 2013, respectively, with aggregate principal balances of $173,205 and $349,000, respectively.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	2014	2013
Number of loans(1)(2)	4	5
Principal	$17,316	$17,694
Advances	719	683
Accrued interest	—	63
Loan balance	$18,035	$18,440
Percent of principal	24%	34%

(1)	The secured loans past maturity include four and five loans as of December 31, 2014 and 2013, respectively, also included in the secured loans in non-accrual status.
(2)	The secured loans past maturity include four and five loans as of December 31, 2014 and 2013, respectively, also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	2014	2013
Past due
30-89 days	$—	$665
90-179 days	96	17,197
180 or more days	17,450	474
Total past due	17,546	18,336
Current	53,471	33,554
Total secured loans	$71,017	$51,890

At December 31, 2014 and 2013, the partnership’s largest loan, with an unpaid principal balance of $16,312,000, is included in the table above at 180 or more days and 90-179 days delinquent, respectively. This loan is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress by the receiver in stabilizing the property.

At December 31, 2014, the partnership had three workout agreements in effect with an aggregate principal of $488,000. Two borrowers had made all required payments under the workout agreements. Two loans were included in the above table as current and one loan is included in 90-179 days or more days delinquent. All three of the loans were designated impaired and were in non-accrual status.

At December 31, 2013, the partnership had three workout agreements in effect with an aggregate principal of $1,097,000. All three borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. All three of the loans were designated impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the year ended December 31, 2014 and 2013, was $0 and $62,000, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at December 31, 2014 and December 31, 2013 was $0 and $81,000, respectively.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2014		2013
	Active	Principal	Active	Principal
Balance, January 1	5	$3,947	5	$6,085
New modifications	—	—	1	325
Paid off/Foreclosed	(2)	(374)	(1)	(2,140)
Principal collected	—	(340)	—	(323)
Ending, December 31	3	$3,233	5	$3,947

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2014		2013
	Active	Principal	Active	Principal
Balance, January 1	3	$1,097	4	$1,126
New agreements	1	97	2	847
Paid off/Foreclosed	—	—	(1)	(417)
Expired/Voided	(1)	(665)	(2)	(449)
Principal collected	—	(41)	—	(10)
Ending, December 31	3	$488	3	$1,097

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded.  TDRs on secured loans transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2014		2013
	Active	Principal	Active	Principal
Balance, January 1	5	$4,228	6	$8,042
New agreements	—	—	2	990
Paid off/Foreclosed	(1)	(325)	(3)	(4,507)
Principal collected	—	(304)	—	(297)
Ending, December 31	4	$3,599	5	$4,228

Provision for loan losses		$120		$130

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2014	2013
Number of loans	7	8
Principal	$17,937	$18,361
Advances	724	688
Accrued interest	—	63
Loan balance	$18,661	$19,112

Foregone interest	$884	$887

At December 31, 2014 and 2013, there were no loans and one loan with a loan balance of $0 and $425,000, respectively, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table ($ in thousands).

	2014	2013
Principal	$20,461	$21,499
Recorded investment(5)	$21,200	$22,249
Impaired loans without allowance	$3,769	$4,149
Impaired loans with allowance	$17,431	$18,100
Allowance for loan losses, impaired loans	$8,565	$8,740

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31, ($ in thousands).

	2014	2013
Average recorded investment	$21,425	$36,652
Interest income recognized	$180	$156
Interest income received in cash	$270	$378

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the years ended December 31 ($ in thousands).

	2014	2013
Balance, January 1	$8,790	$19,815

Provision for loan losses	(185)	(1,040)

Charge-offs, net
Charge-offs	(102)	(14,623)
Recoveries	75	4,638
Charge-offs, net	(27)	(9,985)

Balance, December 31	$8,578	$8,790

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.04%	17.00%

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table for the years ended December 31, ($ in thousands).

	2014		2013
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$8,578	52%	$8,790	65%
Multi-family	—	4	—	2
Commercial	—	44	—	33
Total for secured loans	$8,578	100%	$8,790	100%

Unsecured loans	$—	100%	$—	100%

Total allowance for loan losses	$8,578	100%	$8,790	100%

NOTE 5 – REAL ESTATE OWNED (REO)

Properties (real estate owned or REO) generally are acquired through foreclosure. Several factors are considered in determining the classification of owned properties as “real estate held for sale” or “real estate held as investment.” These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential. Real estate owned is classified as held for sale in the period in which the GAAP required criteria are met. As a property’s status changes, reclassifications may occur.

REO held for sale

Transactions and activity, including changes in the net book values, if any, and the property types are presented in the following table for the years ended December 31, ($ in thousands).

	2014	2013
Balance, January 1	$16,552	$—
Acquisitions	360	3,895
Dispositions	(31,694)	(7,745)
Improvements/betterments	789	11
Designated from REO held as investment	94,665	20,594
Designated to REO held as investment	—	—
Change in net book value	(155)	(160)
Depreciation	(159)	(43)
Balance, December 31	$80,358	$16,552

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

REO held for sale, summarized by property classification is presented in the following table ($ in thousands).

	December 31, 2014		December 31, 2013
	Properties	NBV	Properties	NBV
Property classification
Rental	6	$75,341	2	$10,541
Non-Rental	1	393	—	—
Development	2	4,624	1	6,011
Total REO, held for sale, net	9	$80,358	3	$16,522

Rental properties consist of the following six properties at December 31, 2014.

-	In Alameda County, 13 units in a condominium complex.
-	In Alameda, one unit in a condominium complex.
-	In Solano County, an eight unit condominium complex.
-	In Los Angeles County, a 126 unit condominium complex.
-	In Contra Costa County, six units in a condominium complex.
-	In Los Angeles County, 72 units in a condominium complex.

Non-Rental properties consist of the following one property at December 31, 2014.

-	In Orange County, a single family home.

Development properties consist of the following two properties at December 31, 2014.

-	In San Francisco County, one condominium unit.
-	In San Francisco County, three tenants-in-common units.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

The following transactions closed during 2014.

-	Sold two of fifteen units in a condominium complex located in Alameda County in December with a gain of approximately $345,000.
-	Sold two units in a condominium complex located in San Francisco County in the fourth quarter with a gain of approximately $933,000.
-	Sold a six unit apartment building located in Solano County, for approximately its carrying value.
-	Sold a single family home located in Napa County in November for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold three of four units in a condominium complex located in Alameda County in second half of 2014 with a gain of approximately $290,000.
-	Sold a 38 unit complex in Contra Costa County in August with a gain of approximately $93,000.
-	Sold one of two condominium units located in San Francisco County in July for approximately its carrying value.
-	Sold three tenant-in-common units located in San Francisco County during 2014 for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	Sold a nine unit condominium complex located in Sutter County in June for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold a commercial rental building located in San Francisco County in September for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold a 48 unit complex in Contra Costa County in October for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Acquired through foreclosure a single family home in Orange County.

The following transactions closed during 2013.

-	Acquired through foreclosure four units in a multi-family building located in San Francisco County. All units were sold in the fourth quarter for approximately their carrying value.
-	Sold an eight unit multi-family rental property located in San Francisco County in December with a gain of approximately $521,000.
-	Sold one unit of a tenant-in-common building located in San Francisco County for approximately their carrying value after taking into account a previously recorded valuation reserve.
-	Sold a portion of a land parcel located in Stanislaus County for approximately its carrying value after taking into account a previously recorded valuation reserve.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment, net

For REO, held as investment, the activity in net book value (NBV) and changes in the impairment reserves are summarized in the following table for the years ended December 31 ($ in thousands).

	NBV		Accumulated Depreciation
	2014	2013	2014	2013
Balance, January 1	$162,563	$181,333	$8,275	$5,926
Acquisitions	—	3,099	—	—
Dispositions	(525)	(1,696)	(7)	—
Improvements/betterments	1,101	4,059	—	—
Designated from REO held for sale	—	—	—	—
Designated to REO held for sale	(94,665)	(21,472)	(7,016)	(411)
Changes in net book values (NBV)	—	—	—	—
Depreciation	(1,720)	(2,760)	1,720	2,760
Balance, December 31	$66,754	$162,563	$2,972	$8,275

REO held as investment, summarized by property classification is presented in the following table ($ in thousands).

	December 31, 2014		December 31, 2013
	Properties	NBV	Properties	NBV
Property classification
Rental	7	$51,972	19	$141,812
Non-Rental	3	4,655	—	—
Development	1	10,127	5	20,751
Total REO, held as investment, net	11	$66,754	24	$162,563

Rental properties consist of the following seven properties at December 31, 2014.

-	In Sacramento County, 257 units in a condominium complex.
-	In Alameda County, 32 units in a condominium complex.
-	In Contra Costa County, 29 units in a condominium complex.
-	In San Francisco County, 14 units in a condominium complex.
-	In San Francisco County, a commercial property.
-	In Amador County, a commercial property.
-	In Contra Costa County, a commercial property.

Non-Rental properties consist of the following three properties at December 31, 2014.

-	In Stanislaus County, approximately 14 acres zoned commercial.
-	In Marin County, approximately 13 acres located in Marin County, zoned for residential development.
-	In Fresno County, a partially completed home subdivision; the property has rental operations of five single-family residences

Development properties consist of the following one property at December 31, 2014.

-	A property located in Los Angeles County, presently zoned and entitled as commercial, being developed and re-entitled to residential.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment, net (continued)

Designated to REO held for sale from REO held for investment

-	In Alameda County, 13 units in a condominium complex.
-	In San Francisco County, two units in a condominium complex.
-	In Napa County, a single family home.
-	In Alameda County, four units in a condominium complex.
-	In Contra Costa County, a 48 unit complex.
-	In San Francisco County, two condominium units.
-	In Sutter County, a nine unit condominium complex.
-	In Solano County, an eight unit condominium complex.
-	In Solano County, a six unit condominium complex.
-	In San Francisco County, a commercial rental building.
-	In Los Angeles County, a 126 unit condominium complex.
-	In Contra Costa County, six units in a condominium complex.
-	In Los Angeles County, 72 units in a condominium complex.

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Held as investment, net (continued)

REO, held as investment, summarized by geographic area is presented in the following table as of December 31, ($ in thousands).

	2014				2013
	Rental		Non-Rental		Rental		Non-Rental
County	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco Bay Area(1)
San Francisco	2	$2,857	—	$—	3	$3,915	1	$5,776
Alameda	1	4,766	—	—	3	8,515	—	—
Contra Costa	2	4,103	—	—	4	13,985	—	—
Marin	—	—	1	1,010	—	—	1	1,209
Napa	—	—	—	—	1	1,491	—	—
Solano	—	—	—	—	1	1,149	—	—
San Francisco Bay Area Total	5	11,726	1	1,010	12	29,055	2	6,985

Other Northern California
Amador	1	1,527	—	—	1	1,551	—	—
Fresno	—	—	1	865	—	—	1	1,612
Sacramento	1	38,719	—	—	1	40,165	—	—
San Joaquin	—	—	—	—	2	3,235	—	—
Stanislaus	—	—	1	2,780	—	—	1	2,790
Sutter	—	—	—	—	1	475	—	—
Other Northern California Total	2	40,246	2	3,645	5	45,426	2	4,402

Northern California Total	7	51,972	3	4,655	17	74,481	4	11,387

Southern California
Los Angeles	—	—	1	10,127	2	67,331	1	9,364

Total REO Held as investment	7	$51,972	4	$14,782	19	$141,812	5	$20,751

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Held as investment, net (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the years ended December 31 ($ in thousands).

	2014	2013
Rental income	$5,585	$4,992
Operating expenses, rentals
Administration and payroll	880	794
Homeowner association fees	525	518
Professional services	22	57
Utilities and maintenance	589	547
Advertising and promotions	76	94
Property taxes	523	401
Other	105	109
Total operating expenses, rentals	2,720	2,520
Net operating income	2,865	2,472
Depreciation	929	870
Receiver fees	4	60
Rental operations, net	1,932	1,542
Interest on mortgages	762	769
Rental operation, net, less related mortgage interest	$1,170	$773

Leases on residential properties are all one year lease terms or month to month. One commercial property has a three year lease.

At December 31, 2014 there were six rental properties designated as REO held for sale.  For comparative purposes, net income generated by REO designated held for sale at December 31, 2014 is listed under “Revenues – Other” for all periods presented in the financial statements and the analysis and discussion of income (loss) from operations in Item 7 of this report. Net income generated by REO designated held for investment at December 31, 2014 is listed under “REO – Rental Operations” for all periods presented.

Rental income, net of related expenses, for properties designated held for sale, reported as a component of Revenues – Other for 2014 and 2013was $2.8 million and $2.2 million, respectively.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6 – BORROWINGS

Mortgages payable

Mortgages payable transactions are summarized in the following table for the years ended December 31, ($ in thousands).

	2014	2013
Principal, January 1	$48,938	$47,293
New mortgages taken	—	5,000
Principal repaid	(13,196)	(3,355)
Principal, December 31	$35,742	$48,938

Mortgages payable are summarized in the following table as of December 31, (mortgage balance $ in thousands).

Lender – summary of terms	2014	2013
NorthMarq Capital – Secured by a condominium complex,	$17,715	$18,170
located in Los Angeles County, matures July 1, 2015,
interest rate (2.89%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $122,189
East West Bank – Secured by a fractured condominium project	13,193	13,391
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
Business Partners – Secured by a commercial property located	—	6,721
in San Francisco County, matures May 1, 2015,
interest rate varies monthly (greater of 5-year Treasuries
plus 2.33% or 6.53%),
monthly payment(1)(2) $79,155
Chase Bank – Secured by a condominium complex	—	5,036
located in Contra Costa County, matures September 1, 2042,
interest rate variable (fixed until September 1, 2017 at 3.52%), monthly payment $23,228
CapitalSource – Secured by a condominium complex,	4,834	4,952
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,044
Wells Fargo Bank – Secured by a condominium unit located in	—	351
San Francisco County, matures October 1, 2032,
interest rate (2.88%) varies annually (LIBOR plus 2.75%),
monthly payment $2,014
Wells Fargo Bank – Secured by a condominium unit located in	—	317
San Francisco County, matures September 15, 2032,
interest rate (4.03%) varies annually (bank rate plus 3.10%), monthly payment $2,174
Total mortgages payable	$35,742	$48,938

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6 – BORROWINGS (continued)

Mortgages payable (continued)

During 2014, significant transactions to mortgages payable were as follows;

-	In September 2014, the mortgage held by Business Partners was paid in full upon the sale of a commercial rental building securing the loan.
-	In October 2014, the mortgage held by Chase Bank was paid in full upon the sale of a condominium complex securing the loan.
-	In November 2014, a mortgage held by Wells Fargo bank was paid in full upon the sale of a condominium unit securing the property.
-	In December 2014, a mortgage held by Wells Fargo bank was paid in full upon the sale of a condominium unit securing the property.

During 2013, significant transactions to mortgages payable were as follows.

-	In June 2013, the partnership obtained a mortgage loan of $5,000,000 from CapitalSource, secured by the multi-family complex held by Altura Property Company, LLC.
-	In December 2013, the mortgage held by First National Bank of Northern California was paid in full upon the sale of the eight condominium units securing the loan.

The future minimum payments of principal on the above mortgages at December 31, 2014 are presented in the following table ($ in thousands).

2015	$18,061
2016	363
2017	12,879
2018	142
2019	148
Thereafter	4,149
Total	$35,742

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 – FAIR VALUE

The partnership does not record loans, REO or mortgages payable at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis.
- Loans designated impaired (i.e. that are collateral dependent).
- REO held for sale.
- REO held as investment.
- Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure during the year.
- Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure and sold during the year.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2014
Impaired loans with allowance, net(1)	$—	$8,866	$—	$8,866
REO held for sale	$—	$80,358	$—	$80,358
REO held as investment(2)	$—	$6,879	$—	$6,879
Impaired loans with allowance, net
foreclosed upon during 2014(1)(3)	$—	$—	$—	$—
Impaired loans with allowance, net
foreclosed and sold during 2014(1)	$—	$—	$—	$—

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 are presented in the following table ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2013
Impaired loans with allowance, net(1)	$—	$9,360	$—	$9,360
REO held for sale	$—	$16,552	$—	$16,552
REO held as investment(2)	$—	$4,868	$1,551	$6,419
Impaired loans with allowance, net
foreclosed upon during 2013(1)(3)	$—	$2,662	$—	$2,662
Impaired loans with allowance, net
foreclosed and sold during 2013(1)	$—	$3,895	$—	$3,895

(1)	Sum of principal, advances, interest accrued, less the related specific allowance for financial reporting purposes.
(2)	Only includes properties with a valuation change during the year.
(3)	Excludes any properties included in the REO lines above.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 – FAIR VALUE (continued)

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
December 31, 2014 and 2013

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

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 – FAIR VALUE (continued)

(e)
Mortgages payable (Level 2). The partnership has mortgages payable (see Note 6 “Borrowings” for details). The interest rates are deemed to be at market rates for the type and location of the securing property, the length of the mortgage, and the other terms and conditions are deemed to be customary. All of the partnership’s mortgages are deemed to be at fair value as they are either, with variable interest rates which have adjusted within the past twelve months, or were refinanced/extended within the past twelve months with terms and conditions deemed customary for the collateral property.

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

None

NOTE 9 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2014 and 2013.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting in 2014 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

Michael R. Burwell.  Michael R. Burwell, age 58, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); and President, Director, Chief Financial Officer, Secretary and Manager of Gymno LLC (1986-present).

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

Code of Ethics

The general partners have adopted a Code of Ethics applicable to the general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal financial officer, principal accounting officer or controller of the partnership, if any. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2014. ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
RMC (General Partner)	Mortgage Servicing Fee	$834,000

General Partners	Asset Management Fee	$752,000

General Partners	1% interest in profits (loss)	$38,000
	Less allocation of syndication costs	—
		$38,000

General Partners &/or Affiliates	Portion of early withdrawal penalties applied to
	reduce Formation Loan	$43,000

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS DURING THE YEAR ENDED DECEMBER 31, 2014 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RMC	Mortgage Brokerage Commissions for services in
	connection with the review, selection, evaluation,
	negotiation, and extension of the loans paid by the
	borrowers and not by the partnership	$892,000

RMC	Processing and Escrow Fees for services in connection
	with notary, document preparation, credit investigation,
	and escrow fees payable by the borrowers and not by the
	partnership	$34,164

Gymno	Reconveyance Fee	$444

III. RMC PAID DURING 2014 CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT WAS REIMBURSED

RMC, a general partner, per the operating agreement, may request reimbursement by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to partners, and out-of-pocket general and administration expenses. Certain costs (e.g. postage) can be allocated specifically to a fund. Other costs are allocated on a pro-rata basis (e.g. by the funds’ percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are broken out first based on activity, and then allocated to mortgage funds on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion.

During 2014, the partnership reimbursed RMC for operating expenses of $1,766,000.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2014 and 2013 are as follows:

Audit Fees. The aggregate fees billed and accrued during the years ended December 31, 2014 and 2013 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were $113,210 and $232,625, respectively.

Audit Related Fees. There were no fees billed during the years ended December 31, 2014 and 2013 for audit-related services.

Tax fees. The aggregate fees billed for tax services for the years ended December 31, 2014 and 2013 were $35,000 and $30,000, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees. There were no other fees billed during the years ended December 31, 2014 and 2013.

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

All of the above exhibits, other than exhibits 21.1, 31.1, 31.2, 31.3, 32.1, 32.2, 32.3, and 101 exhibits were previously filed as the exhibits to Registrant’s Registration Statement on Form S-11 (Registration No. 333-106900, and incorporated by reference herein), except Exhibit 10.7 is incorporated by reference herein from Exhibit 10.7 to our Form 10-K filed on April 14, 2011 and Exhibit 99.1 is incorporated by reference herein from Exhibit 99.1 to our Form 10-K filed on April 1, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2015.

REDWOOD MORTGAGE INVESTORS VIII

By:		Redwood Mortgage Corp.

	By:	/s/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer

By:		Gymno LLC, General Partner

	By:	/s/ Michael R. Burwell
Michael R. Burwell, Manager

By:		/s/ Michael R. Burwell
Michael R. Burwell, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2015.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Financial and Accounting Officer); Director of Redwood Mortgage Corp.	March 31, 2015

/s/ Michael R. Burwell
Michael R. Burwell	Manager of Gymno LLC	March 31, 2015

/s/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2015