Form 10-Q
period 2015-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2015-05-15
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Balance Sheets
March 31, 2015 (unaudited) and December 31, 2014 (audited)
($ in thousands)

ASSETS

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$3,068	$9,868

Loans
Secured by deeds of trust
Principal	76,742	71,017
Advances	847	726
Accrued interest	629	294
Unsecured	92	92
Allowance for loan losses	(8,913)	(8,578)
Net loans	69,397	63,551

Receivable from affiliate	—	—

Real estate held for sale, net	140,793	80,358

Real estate held as investment	6,182	66,754

Other assets, net	3,970	4,568

Total assets	$223,410	$225,099

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$695	$417
Payable to affiliate	588	545
Mortgages payable	35,540	35,742
Total liabilities	36,823	36,704

Capital
Partners’ capital
Limited partners’ capital, subject to redemption, net	187,192	188,906
General partners’ capital (deficit)	(975)	(986)
Total partners’ capital	186,217	187,920

Non-controlling interest	370	475
Total capital	186,587	188,395

Total liabilities and capital	$223,410	$225,099

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
($ in thousands) (unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues, net
Interest income
Loans	$1,366	$668
Imputed interest on formation loan	93	106
Other interest income	—	—
Total interest income	1,459	774

Interest expense
Mortgages – Rental REO	380	546
Amortization of discount on formation loan	93	106
Other interest expense	—
Total interest expense	473	652

Net interest income/(expense)	986	122

Other
Rental income, disposed of or held for sale properties	1,145	1,008
Late fees, other	5	7
Total other revenues/(expenses), net	1,150	1,015
Total revenues/(expense), net	2,136	1,137

Provision for loan losses	400	(30)

Operating Expenses
Mortgage servicing fees	285	126
Asset management fees	184	190
Costs from Redwood Mortgage Corp.	528	509
Professional services	233	108
REO
Rental operations, net	23	69
Holding costs	34	27
Loss/(gain) on disposal	(320)	(2)
Impairment loss/(gain)	(310)	—
Other	4	10
Total operating expenses	661	1,037

Net income	$1,075	$130

Net income
Limited partners (99%)	$1,064	$129
General partners (1%)	11	1
	$1,075	$130

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2015
($ in thousands) (unaudited)

	Limited Partners’ Capital			General	Total
		Formation		Partners’	Partners’
	Capital	Loan	Capital, net	Capital	Capital, net

Balance, December 31, 2014	$196,490	$(7,584)	$188,906	$(986)	$187,920
Net income (loss)	1,064	—	1,064	11	1,075
Allocation of syndication costs	—	—	—	—	—
Distributions	(569)	—	(569)	—	(569)
Liquidations	(2,209)	—	(2,209)	—	(2,209)
Early withdrawal penalties	—	—	—	—	—

Balance, March 31, 2015	$194,776	$(7,584)	$187,192	$(975)	$186,217

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
($ in thousands) (unaudited)

	2015	2014

Cash from Operations
Interest received	$1,031	$608
Other loan income	5	7
Operating expenses (non-REO)	(1,146)	(676)
Rental operations & REO holding costs	2,148	1,591
Holding costs	(28)	(21)
Mortgage interest	(357)	(522)

Total cash from operations	1,653	987

Cash from Investing
Principal collected on loans - secured	1,864	6,646
Unsecured loan payments received (made)	—	—
Loans originated	(10,654)	(7,875)
Loans sold to affiliates	3,000	—
Advances on loans	(121)	(1)
Proceeds from REO sales	1,178	3,053
REO development	(735)	(651)
Non-controlling interest	(5)	(277)

Total cash from investing	(5,473)	895

Cash from Financing
Mortgages taken	—	—
Principal payments	(202)	(326)

Total cash from financing	(202)	(326)

Net increase/(decrease) in cash before distributions	(4,022)	1,556

Cash – partner liquidations	(2,209)	(1,318)
Early withdrawal fees	—	43
Cash – partner distributions	(569)	(557)

Net increase/(decrease) in cash	(6,800)	(276)

Cash and cash equivalents, January 1	$9,868	$16,393

Cash and cash equivalents, March 31	$3,068	$16,117

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operating activities:

	2015	2014
Cash flows from operating activities
Net income	$1,075	$130
Adjustments to reconcile net income to net cash
provided by (used in) operating activities	—
Amortization of borrowings-related origination fees	23	24
Imputed interest on formation loan	(93)	(106)
Amortization of discount on formation loan	93	106
Provision for loan losses	400	(30)
REO – depreciation, rental properties	217	651
REO – depreciation, other properties	6	5
REO – loss/(gain) on disposal	(320)	(2)
REO – impairment gain	(310)	—

Change in operating assets and liabilities
Accrued interest	(355)	(60)
Allowance for loan losses-recoveries	—	—
Receivable from affiliate	—	33
Other assets	—	9
Accounts payable	(278)	372
Payable to affiliate	43	(145)
Net cash provided by (used in) operating activities	$1,653	$987

Supplemental disclosures of cash flow information
Non-cash investing activities	$—	$—

Cash paid for interest	$380	$546

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership, (“RMI VIII” or the “partnership”) was organized in 1993 to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  The general partners of the partnership are Redwood Mortgage Corp. (“RMC”), its wholly-owned subsidiary, Gymno LLC (“Gymno”), a California limited liability company, and Michael R. Burwell (“Burwell”), an individual.  The mortgage loans the company invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.  The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners.  As of March 31, 2015, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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
March 31, 2015 (unaudited)

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

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations.  In the fourth quarter of 2009, the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital.  The bank loan was paid off in September 2012.  The partnership’s eight most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014.

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
March 31, 2015 (unaudited)

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

RMC acts as the broker in originating mortgage loans for RMI VIII.  The corresponding brokerage commissions paid by borrowers from mortgage loans made by the fund are the primary source of cash used to repay the formation loan.  RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, September 2012.  The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan.  As a result, RMC was deprived of the opportunity to earn and receive loan brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years.  During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement.  Per Section 10 of the RMI VIII partnership agreement which references the repayment of the formation loan from loan brokerage commissions, RMC believes it had a reasonable position for suspending the annual formation loan payments during the period of prohibited lending, but RMC elected not to suspend payments during the time period referred to above and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

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
March 31, 2015 (unaudited)

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
March 31, 2015 (unaudited)

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
March 31, 2015 (unaudited)

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

Management has the requisite familiarity with the real estate markets it lends in generally and of the properties lent on specifically to analyze sales comparables and assess their suitability/applicability.  Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types

Cash and cash equivalents

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
March 31, 2015 (unaudited)

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
March 31, 2015 (unaudited)

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
March 31, 2015 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $11,000 and $1,300 for the three months ended March 31, 2015 and 2014, respectively.

Formation loan

The formation loan transactions are summarized in the following table at March 31, 2015 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(2,071)
Formation loan made, net	20,496
Repayments to date	(14,297)
Early withdrawal penalties applied	(686)
Formation loan, net	5,513
Unamortized discount on formation loan	2,071
Balance, March 31, 2015	$7,584

Interest has been imputed at the market rate of interest in effect at the time of the offerings which ranged from 4.00% to 9.50%.  During the three months ended March 31, 2015 and 2014, approximately $93,000 and $106,000, respectively, were recorded related to amortization of the discount on imputed interest.

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
March 31, 2015 (unaudited)

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

 - Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. For the three months ended March 31, 2015 and 2014, loan brokerage commissions paid to the general partners by the borrowers were $213,849 and $134,563, respectively.

 - Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. For the three months ended March 31, 2015 and 2014, these fees totaled $5,406 and $5,424, respectively.

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

Mortgage servicing fees paid to RMC by the partnership are presented in the following table for the three months ended March 31, ($ in thousands).

	2015	2014
Chargeable by RMC	$285	$189
Waived by RMC	—	(63)
Charged	$285	$126

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

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

Asset management fees for the three months ended March 31, 2015 and 2014 were approximately $184,000 and $190,000, respectively. No asset management fees were waived during any period reported.

- Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During the three months ended March 31, 2015 and 2014, operating expenses totaling $528,000 and $509,000, respectively, were reimbursed to RMC. RMC did not waive its right to request reimbursement of any qualifying charges during the three months ended March 31, 2015 and 2014.

-Syndication costs

The partnership bore its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses and filing fees. Syndication costs were charged against partners’ capital and were allocated to individual partners consistent with the partnership agreement.

All syndication costs, totaling $5,010,000, have been allocated to the limited partner’s capital accounts as of December 31, 2013.

NOTE 4 – LOANS

Loans generally are funded with a fixed interest rate and a loan term up to five years.

As of March 31, 2015, 39 (74%) of the partnership’s loans (representing 91% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause.

As of March 31, 2015, 29 (55%) of the loans outstanding (representing 82% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, ($ in thousands).

	2015	2014
Principal, January 1	$71,017	$51,890
Loans funded or acquired	10,654	7,875
Principal collected	(1,864)	(6,646)
Loans sold to affiliates	(3,000)	—
Foreclosures	—	—
Other - loans charged off against allowance	(65)	—
Principal, March 31	$76,742	$53,119

During the three months ended March 31, 2015 the partnership renewed 2 loans with an aggregate principal of $2.5 million, not included in the activity shown on the table above.  There were no renewals for the three months ended March 31, 2014.

Loan characteristics

Secured loans had the characteristics presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31,	December 31,
	2015	2014
Number of secured loans	53	48
Secured loans – principal	$76,742	$71,017
Secured loans – lowest interest rate (fixed)	4.00%	4.00%
Secured loans – highest interest rate (fixed)	10.50%	10.50%

Average secured loan – principal	$1,448	$1,480
Average principal as percent of total principal	1.89%	2.08%
Average principal as percent of partners’ capital	0.78%	0.79%
Average principal as percent of total assets	0.65%	0.66%

Largest secured loan – principal	$16,312	$16,312
Largest principal as percent of total principal	21.26%	22.97%
Largest principal as percent of partners’ capital	8.74%	8.68%
Largest principal as percent of total assets	7.30%	7.25%

Smallest secured loan – principal	$79	$80
Smallest principal as percent of total principal	0.10%	0.11%
Smallest principal as percent of partners’ capital	0.04%	0.04%
Smallest principal as percent of total assets	0.04%	0.04%

Number of counties where security is located (all California)	21	20
Largest percentage of principal in one county	26.08%	28.12%

Number of secured loans in foreclosure status	2	3
Secured loans in foreclosure – principal	$16,977	$17,220

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

A loan designated impaired and non-accrual at December 31, 2014 was paid in full in April 2015. That loan is shown above as performing and all interest owing was accrued. The loan is shown as delinquent at March 31, 2015.

As of March 31, 2015, the partnership’s largest loan, in the unpaid principal balance of approximately $16,312,000 (representing 21.26% of outstanding secured loans and 7.30% of partnership total assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County. This loan matured April 1, 2012. A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.  Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of March 31, 2015, the partnership had no construction loans outstanding.

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of March 31, 2015, the partnership had no rehabilitation loans outstanding.

Lien position

At funding secured loans had the following lien positions and are presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	33	$61,643	80%	29	$58,169	82%
Second trust deeds	19	14,819	19	18	12,566	17
Third trust deeds	1	280	1	1	282	1
Total secured loans	53	76,742	100%	48	71,017	100%
Liens due other lenders at loan closing		28,441			27,744

Total debt		$105,183			$98,761

Appraised property value at loan closing		$205,272			$185,332

Percent of total debt to appraised
values (LTV) at loan closing(1)		51.24%			53.29%

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	34	$44,638	58%	29	$36,545	52%
Multi-family	2	2,108	3	2	2,971	4
Commercial(3)	17	29,996	39	17	31,501	44
Total secured loans	53	$76,742	100%	48	$71,017	100%

(2)
Single family property type as of March 31, 2015 consists of 17 loans with principal of approximately $10,616,000 that are owner occupied and 17 loans with principal of approximately $34,022,000 that are non-owner occupied. At December 31, 2014, single family property consisted of 17 loans with principal of approximately $8,126,000 that were owner occupied and 12 loans with principal of approximately $28,420,000 that were non-owner occupied.

(3)	Includes one loan with a principal balance of approximately $523,000, secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of March 31, 2015 and December 31, 2014, $16,312,000, of the partnership’s loans were secured by condominium properties.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31, 2015		December 31, 2014
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(1)
San Francisco	$20,017	26.08%	$19,969	28.12%
Contra Costa	16,642	21.70	18,090	25.47
San Mateo	14,176	18.47	11,525	16.23
Marin	855	1.11	855	1.20
Santa Clara	2,415	3.15	2,917	4.11
Alameda	3,372	4.39	2,758	3.88
Solano	2,575	3.36	2,575	3.63
Napa	988	1.29	990	1.39
	61,040	79.55	59,679	84.03

Other Northern California
Yolo	2,800	3.65	2,800	3.94
Santa Cruz	983	1.28	1,000	1.41
Sacramento	224	0.29	224	0.32
Monterey	173	0.22	173	0.24
El Dorado	2,045	2.66	—	—
Calaveras	163	0.21	167	0.23
San Benito	96	0.13	96	0.14
	6,484	8.44	4,460	6.28

Total Northern California	67,524	87.99	64,139	90.31

Los Angeles & Coastal
Los Angeles	5,274	6.87	2,930	4.13
Orange	1,436	1.87	1,438	2.02
Ventura	347	0.45	347	0.49
San Diego	750	0.98	750	1.06
	7,807	10.17	5,465	7.70

Other Southern California
San Bernardino	1,300	1.69	1,300	1.83
Kern	111	0.15	113	0.16
	1,411	1.84	1,413	1.99

Total Southern California	9,218	12.01	6,878	11.59

Total Secured Loans	$76,742	100%	$70,017	100%

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at March 31, 2015	Loans	Principal	Percent
2015	9	$20,808	27%
2016	11	11,748	15
2017	13	11,817	16
2018	3	5,525	7
2019	9	7,402	10
2020	3	793	1
Thereafter	2	1,576	2
Total future maturities	50	59,669	78
Matured at March 31, 2015	3	17,073	22
Total secured loans	53	$76,742	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership renewed 2 loans during the three months ended March 31, 2015, with an aggregate principal balance of $2,500,000. No loans were renewed for the three months ended March 31, 2014.

Matured loans

Secured loans past maturity are summarized in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31,	December 31,
	2015	2014
Number of loans(1)(2)	3	4
Principal	$17,073	$17,316
Advances	837	719
Accrued interest(3)	226	—
Loan balance	$18,136	$18,035
Percent of principal	22%	24%

(1)	The secured loans past maturity include two and four loans as of March 31, 2015 and December 31, 2014, respectively, which are also included in the secured loans in non-accrual status.
(2)	The secured loans past maturity include three and four loans as of March 31, 2015 and December 31, 2014, respectively, which are also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31,	December 31,
	2015	2014
Past due
30-89 days	$96	$—
90-179 days	—	96
180 or more days	16,977	17,450
Total past due	17,073	17,546
Current	59,669	53,471
Total secured loans	$76,742	$71,017

At March 31, 2015 and December 31, 2014, the partnership’s largest loan, with an unpaid principal balance of $16,312,000, is included in the table above at 180 or more days and 90-179 days delinquent, respectively. This loan is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units. A foreclosure sale date is still to be determined based upon the progress by the receiver in stabilizing the property.

At March 31, 2015, the partnership had 3 workout agreements in effect with an aggregate principal of $483,697. Two borrowers had made all required payments under the workout agreements; one borrower was 30 days late on the required payment under the workout agreement. Two loans were included in the above table as current and one loan was included as 30-89 or more days delinquent. All three of the loans were designated as impaired and were in non-accrual status.

Interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the three months ended March 31, 2015 and the year ended December 31, 2014 was $0 and $0, respectively. Accrued interest on loans contractually past due 90 days or more as to principal or interest payments at March 31, 2015 and December 31, 2014 was $0 and $0, respectively.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the three months ended March 31, 2015 and the year ended December 31, 2014 ($ in thousands).

	March 31, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	3	$3,233	5	$3,947
New modifications	2	2,500	—	—
Paid off/Foreclosed	—	—	(2)	(374)
Principal Collected	—	(506)	—	(340)
Ending Balance	5	$5,227	3	$3,233

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the three months ended March 31, 2015 and the year ended December 31, 2014 ($ in thousands).

	March 31, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	3	$488	3	$1,097
New agreements	—	—	1	97
Paid off/Foreclosed	—	—	—	—
Expired/Voided	—	—	(1)	(665)
Principal collected	—	(4)	—	(41)
Balance, end of period	3	$484	3	$488

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table for the three months ended March 31, 2015 and the year ended December 31, 2014 ($ in thousands).

	March 31, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	4	$3,599	5	$4,228
New agreements	—	—	—	—
Paid off/Foreclosed	(2)	(824)	(1)	(325)
Principal collected	—	(589)	—	(304)
Balance, end of period	2	$2,186	4	$3,599

Provision for loan losses		$—		$120

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31,	December 31,
	2015	2014
Number of loans	5	7
Principal	$17,029	$17,937
Advances	826	724
Accrued interest	—	—
Loan balance	$17,855	$18,661

Foregone interest	$206	$884

At March 31, 2015 and December 31, 2014, there was 1 loan contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31,	December 31,
	2015	2014
Principal	$19,052	$20,461
Recorded investment(4)	$19,894	$21,200
Impaired loans without allowance	$2,594	$3,769
Impaired loans with allowance	$17,299	$17,431
Allowance for loan losses, impaired loans	$8,881	$8,565

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended March 31, 2015 and the year ended December 31, 2014 ($ in thousands).

	March 31,	December 31,
	2015	2014
Average recorded investment	$20,547	$21,425
Interest income recognized	$60	$180
Interest income received in cash	$60	$270

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31, 2015 and 2014 ($ in thousands).

	2015	2014
Balance, January 1	$8,578	$8,790

Provision for loan losses	400	(30)

Charge-offs, net
Charge-offs	(65)	—
Recoveries	—	—
Charge-offs, net	(65)	—

Balance, March 31	$8,913	$8,760

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.08%	0.00%

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$8,913	58%	$8,578	52%
Multi-family	—	3	—	4
Commercial	—	39	—	44
Total for secured loans	$8,913	100	$8,578	100

Unsecured Loans	$—	100%	$—	100%

Total allowance for loan losses	$8,913	100%	$8,578	100%

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

REO held for sale

Transactions and activity, including changes in the net book values, if any, and the property types are presented in the following table for the three months ended March 31, 2015 and the year ended December 31, 2014 ($ in thousands).

	2015	2014
Balance, beginning of period	$80,358	$16,552
Acquisitions	—	360
Dispositions	(859)	(31,694)
Improvements/betterments	97	789
Designated from REO held as investment	61,675	94,665
Change in net book value	(478)	(155)
Depreciation	—	(159)
Balance, end of period	$140,793	$80,358

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held for sale (continued)

REO held for sale, summarized by property classification is presented in the following table ($ in thousands).

	March 31, 2015		December 31, 2014
	Properties	NBV	Properties	NBV
Property classification
Rental	8	$122,486	6	$75,341
Non-Rental	2	3,643	1	393
Development	3	14,664	2	4,624
Total REO, held for sale, net	13	$140,793	9	$80,358

Rental properties consist of the following eight properties at March 31, 2015.

-	In Alameda County, 13 units in a condominium complex
-	In Sacramento County; 259 units in a condominium complex
-	In Solano County, an 8 unit condominium complex
-	In Los Angeles County, a 126 unit condominium complex
-	In Contra Costa County; 4 units in a condominium complex
-	In Los Angeles County, 72 units in a condominium complex
-	In Contra Costa County, 29 units in a condominium complex
-	In Alameda County; 32 units in a condominium complex

Non-Rental properties consist of the following two properties at March 31, 2015.

-	In Stanislaus County, approximately 14 acres zoned commercial
-	In Fresno County, a partially completed home subdivision; the property has rental operations of five single-family residences

Development properties consist of the following three properties at March 31, 2015.

-	In San Francisco County, one condominium unit
-	In San Francisco County, three tenants-in-common units
-	A property located in Los Angeles County, presently zoned and entitled as commercial, being developed and re-entitled to residential

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

Held for Sale, net (continued)

REO, held for sale, summarized by geographic area is presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31, 2015				December 31, 2014
	Rental		Non-Rental		Rental		Non-Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco Bay Area(1)
Alameda	2	$7,418	—	$—	2	$2,786	—	$—
Contra Costa	2	3,686	—	—	1	928	—	—
San Francisco	—	—	2	4,205	—	—	2	4,624
Solano	1	932	—	—	1	962	—	—
Total San Francisco Bay Area	5	12,036	2	4,205	4	4,676	2	4,624

Other Northern California
Sacramento	1	39,744	—	—	—	—		—
Stanislaus	—	—	1	2,782	—	—		—
Fresno	—	—	1	861	—	—		—
Total Other Northern California	1	39,744	2	3,643	—	—	—	—

Total Northern California	6	51,780	4	7,848	4	4,676	2	4,624

Southern California
Orange	—	—	—	—	—	—	1	393
Los Angeles	2	70,706	1	10,459	2	70,665	—	—
Total Southern California	2	70,706	1	10,459	2	70,665	1	393

Total REO Held as Sale	8	$122,486	5	$18,307	6	$75,341	3	$5,017

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

Held for Sale, net (continued)

The earnings/(loss) from rental operations of the real estate owned, held for sale is presented in the following table for the three months ended March 31 ($ in thousands).

	Three months ended March 31,
	2015	2014
Rental income	$2,441	$2,882
Operating expenses, rentals
Administration and payroll	286	301
Homeowner association fees	173	197
Professional services	2	36
Utilities and maintenance	271	288
Advertising and promotions	17	26
Property taxes	300	342
Other	54	53
Total operating expenses, rentals	1,103	1,243
Net operating income	1,338	1,639
Depreciation	189	631
Receiver fees	4	—
Rental operations, net	1,145	1,008
Interest on mortgages	380	546
Rental operation, net, less related mortgage interest	$765	$462

Leases on residential properties are all one year lease terms or month to month.

At March 31, 2015 there were eight rental properties designated as REO held for sale.  For comparative purposes, net income generated by REO designated held for sale at March 31, 2015 is listed under “Revenues – Other” for all periods presented in the financial statements and the analysis and discussion of income (loss) from operations in Item 2 of this report. Net income generated by REO designated held for investment at March 31, 2015 is listed under “REO – Rental Operations” for all periods presented.

The following transactions closed during the three months ended March 31, 2015.

-	Sold two of six units in a condominium complex located in Contra Costa County in the quarter with a gain of approximately $220,000.
-	Sold a single family home located in Orange County in March for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold the last of four units in a condominium complex located in Alameda County in January with a gain of approximately $100,000.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO held as investment, net

For REO, held as investment, the activity in net book value (NBV) and changes in impairment reserves are summarized in the following table for the three months ended March 31, 2015 and the year ended December 31, 2014.

	NBV		Accumulated Depreciation
	2015	2014	2015	2014
Balance, beginning of period	$66,754	$162,563	$2,972	$8,275
Acquisitions	—	—	—	—
Dispositions	—	(525)	—	(7)
Improvements/betterments	638	1,101	—	—
Designated to REO held for sale	(61,675)	(94,665)	(2,881)	(7,016)
Changes in net book values (NBV)	688	—	—	—
Depreciation	(223)	(1,720)	223	1,720
Balance, end of period	$6,182	$66,754	$314	$2,972

REO held as investment, summarized by property classification is presented in the following table ($ in thousands).

	March 31, 2015		December 31, 2014
	Properties	NBV	Properties	NBV
Property classification
Rental	4	$5,307	7	$51,972
Non-Rental	1	875	3	4,655
Development	—	—	1	10,127
Total REO, held as investment, net	5	$6,182	11	$66,754

Rental properties consist of the following four properties at March 31, 2015.

-	In San Francisco County, 14 units in a condominium complex.
-	In San Francisco County, a commercial property.
-	In Amador County, a commercial property.
-	In Contra Costa County, a commercial property.

Non-Rental properties consist of the following one properties at March 31, 2015.

-	In Marin County, approximately 13 acres located in Marin County, zoned for residential development.

Designated to REO held for sale from REO held for investment

-	In Contra Costa County, 29 units in a condominium complex
-	In Alameda County; 32 units in a condominium complex
-	In Sacramento County; 259 units in a condominium complex
-	In Stanislaus County, approximately 14 acres zoned commercial.
-	In Fresno County, a partially completed home subdivision; the property has rental operations of five single-family residences
-	A property located in Los Angeles County, presently zoned and entitled as commercial, being developed and re-entitled to residential.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Held as investment, net (continued)

REO, held as investment, summarized by geographic area is presented in the following table as of March 31, 2015 and December 31, 2014 ($ in thousands).

	March 31, 2015				December 31, 2014
	Rental		Non-Rental		Rental		Non-Rental
	No.	NBV	No.	NBV	No.	NBV	No.	NBV
San Francisco Bay Area(1)
Alameda	—	$—	—	$—	1	$4,766	—	$—
Contra Costa	1	1,019	—	—	2	4,103	—	—
San Francisco	2	2,847	—	—	2	2,857	—	—
Marin	—	—	1	875	—	—	1	1,010
Total San Francisco Bay Area	3	3,866	—	875	5	11,726	1	1,010

Other Northern California
Sacramento	—	—	—	—	1	38,719	—	—
Amador	1	1,441	—	—	1	1,527	—	—
Stanislaus	—	—	—	—	—	—	1	2,780
Fresno	—	—	—	—	—	—	1	865
Total Other Northern California	1	1,441	—	—	2	40,246	2	3,645

Total Northern California	4	5,307	1	875	7	51,972	3	4,655

Los Angeles	—	—	—	—	—	—	1	10,127

Total REO Held as investment	4	$5,307	1	$875	7	$51,972	4	$14,782

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Held as investment, net (continued)

The earnings/(loss) from rental operations of the real estate owned, held as investment is presented in the following table for the three months ended March 31 ($ in thousands).

	Three months ended March 31,
	2015	2014
Rental income	$143	$94
Operating expenses, rentals
Administration and payroll	57	61
Homeowner association fees	21	19
Professional services	—	2
Utilities and maintenance	30	31
Advertising and promotions	1	3
Property taxes	19	24
Other	8	3
Total operating expenses, rentals	136	143
Net operating income	7	(49)
Depreciation	28	20
Receiver fees	2	—
Rental operations, net	(23)	(69)
Interest on mortgages	—	—
Rental operation, net, less related mortgage interest	$(23)	$(69)

Leases on residential properties are all one year lease terms or month to month. One commercial property has a three year lease.

At March 31, 2015 there were four rental properties designated as REO held for investment.  For comparative purposes, net income generated by REO designated held for investment at March 31, 2015 is listed under “REO – Rental Operations” for all periods presented in the financial statements and the analysis and discussion of income (loss) from operations in Item 2 of this report.

Net income generated by REO designated held for sale at March 31, 2015 is listed under “Revenues – Other” for all periods presented.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 6 – BORROWINGS

Mortgages payable

Mortgages payable transactions are summarized in the following table for the three months ended March 31 ($ in thousands).

	2015	2014
Principal, January 1	$35,742	$48,938
New mortgages taken	—	—
Principal repaid	(202)	(326)
Principal, March 31	$35,540	$48,612

Mortgages payable are summarized in the following table as of March 31, 2015 and December 31, 2014 (mortgage balance $ in thousands).
	March 31,	December 31,
Lender – summary of terms	2015	2014
NorthMarq Capital – Secured by a condominium complex,	$17,598	$17,715
located in Los Angeles County, matures July 1, 2015,
interest rate (2.89%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $122,188
East West Bank – Secured by a fractured condominium project	13,140	13,193
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
CapitalSource – Secured by a condominium complex,	4,802	4,834
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,043
Total mortgages payable	$35,540	$35,742

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

Future minimum payments of principal at March 31, 2015 are presented in the following table ($ in thousands).

2015	$17,859
2016	363
2017	12,879
2018	142
2019	148
Thereafter	4,149
Total	$35,540

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 7 – FAIR VALUE

The partnership does not record loans, REO, nor mortgages payable at fair value on a recurring basis.  The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value.

Certain assets and liabilities are measured at fair value on a non-recurring basis:
- Loans designated impaired (i.e. that are collateral dependent)
- REO held for sale
- REO held as investment
- Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure during the year
- Loans designated impaired which were acquired through foreclosure or deed in lieu of foreclosure and sold during the year

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2015 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	03/31/2015
Impaired loans with allowance, net(1)	$—	$8,418	$—	$8,418
REO held for sale	$—	$140,793	$—	$140,793
REO held as investment(2)	$—	$875	$—	$875
Impaired loans with allowance, net
foreclosed upon during 2015(1)(3)	$—	$—	$—	$—
Impaired loans with allowance, net
foreclosed and sold during 2015(1)	$—	$—	$—	$—

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2014
Impaired loans with allowance, net(1)	$—	$8,866	$—	$8,866
REO held for sale	$—	$80,358	$—	$80,358
REO held as investment(2)	$—	$6,879	$—	$6,879
Impaired loans with allowance, net
foreclosed upon during 2014(1)(3)	$—	$—	$—	$—
Impaired loans with allowance, net
foreclosed and sold during 2014(1)	$—	$—	$—	$—

(1)	Sum of principal, advances, interest accrued, less the related specific allowance for financial reporting purposes.
(2)	Only includes properties with a valuation change during the year.
(3)	Excludes any properties included in the REO lines above.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

NOTE 7 – FAIR VALUE (continued)

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans, performing (i.e. not designated as impaired) (Level 2) –Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the very limited resale market for the loans. Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  Further there are no prepayment penalties to be collected and any loan buyers would be unwilling to risk paying above par. Due to these factors sales of the loans are infrequent and an active market does not exist.

(b)
Secured loans, designated impaired (Level 2) – Secured Loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions Level 2 inputs.

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
March 31, 2015 (unaudited)

NOTE 7 – FAIR VALUE (continued)

Where adequate sale comps are not available, management will seek additional information in the form of broker’s opinions of value or appraisals.

Management’s preferred method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method when rental operations are consistent and rental income and expenses have been normalized. In order to determine market cap rates, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the property’s most recent available annual net operating income to determine the property’s value as an income-producing project. When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

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
March 31, 2015 (unaudited)

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

None

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, which are included in Item 1 of this Report, as well as the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the company and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, the company’s full investment of cash, future funding of loans by the company, and beliefs relating to how the company will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the effect of competition and competitive pricing and downturns in the real estate markets in which the company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies.

General Partners and Other Related Parties

See Notes 1 (Organizational and General) and 3 (General Partners and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of various partnership activities for which the general partners and related parties are compensated, and other related-party transactions, including the formation loan.

Results of Operations

General Economic Conditions

In the publication “California Employment Conditions: March 2015 the Wells Fargo Group notes:

“Hiring Remains on the Fast Track – California continues to add jobs at a rapid clip. Nonfarm payrolls increased by 39,800 in March, with solid gains across most major industries. As has been the case throughout the recovery, employment growth is being led by hiring in California’s technology sector.  Employment in professional, scientific & technical services rose 0.8 percent in March and is up 6.2 percent year over year.”

“Total civilian employment in California has risen 2.7 percent over the past year, while the state’s labor force increased just 1.1 percent. Nationwide, total civilian employment rose 1.7 percent over the past year and the labor force grew just 0.5 percent. California’s stronger growth is apparently pulling job seekers back into the workforce and also pulling job seekers from other parts of the country.”

“Among metropolitan areas, the lowest employment rate continues to be found in the San Francisco Bay Area, where years of strong employment growth have driven the jobless rate in San Francisco to below 4 percent.”

“The improvement in employment conditions is still most apparent in areas closest to California’s largest metropolitan areas. The outer reaches of the Bay area and Central Valley are improving but most areas are still enduring relatively high unemployment rates.”

“Although southern California has not quite matched the Bay area’s gains, employment conditions have improved considerably.  Nonfarm employment in Los Angeles has surged 2.7 percent over the past year, producing a gain of 113,300 new jobs. Hiring rose even more dramatically in the Inland Empire, with nonfarm payrolls surging 4.2 percent over the past year.”

“San Diego continues to see strong gains, with nonfarm payrolls rising 3.1 percent over the past year and 40,900 net new jobs created across the metro area.  Overall job growth continues to be driven by gains in the region’s burgeoning life sciences and technology sector. Hiring in professional and technical services has surged 7.2 percent over the past year, producing a net gain of 9,100 new jobs.”

As noted in the “California Economic Outlook: February 2015”  by Wells Fargo’s Economics Group:

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

Performance Highlights

Progress continued – at an accelerating pace – toward completion of the recovery strategy for RMI VIII, particularly as to the physical construction/remodeling of REO properties, improvement in the Net Operating Income (NOI) for rental properties by improved tenanting, at rents at or above market and with significant improvement in cost control. As a result of this improvement in NOI  (and the favorable market conditions developing in most California markets (see General Economic Conditions above) the disposition phase of the REO strategy is in place for nearly all rental properties at March 31, 2015. Similarly for development properties, all entitlements and or construction is nearing completion and these properties are in contract or listed for sale at quarter end.

At March 31, 2015, the Secured loans – average daily balance for the period ended increased approximately $15.3 million or approximately 25% over average daily balance for the period ended March 31, 2013.  Interest on loans increased $1.0 million (300%) and Net Income increased $1.6 million (319%) as RMI VIII’s Ongoing loan balances continued to increase, and the REO portfolio stabilized.  Other Operating Expenses as a percent of Interest on loans was 90%, 141% and 348% for the three months ended March 31, 2015, 2014 and 2013, respectively.  As loan balances in the Ongoing portfolio continue to increase, and as REO is sold and the business returns to predominantly mortgage lending, operating expenses as a percent of interest on loans is expected to decline.

The annualized earnings rate for the three months ended March 31, 2015 was 2.2%, and the distribution rate to Limited Partners electing distributions was 2.0%.

Our loan underwriting has resulted in a low delinquency rate for loans originated 2012 onward.  The tight mortgage credit standards among traditional lenders such as banks, the improving economy and the improving real estate markets in areas in which we concentrate our lending has increased the number of borrowers who meet our underwriting standards.  These borrowers have been willing to accept our rates and fees as underwriting standards and funding capacity for conventional lenders (e.g. banks) remain constrained.  This is reflected in the favorable stated interest rates and effective yields on the ongoing portfolio discussed below in the section “Revenue-Interest Income – Loans”.

REO income increased approximately $667,000 (710%) for the three months ended March 31, 2015 compared to the same period in 2014, due primarily to the stabilization of the REO portfolio and increasingly favorable rental and real estate markets.  REO Income includes rental operations from properties held for investment, holding costs of non-rental properties, impairment gains or losses on all REO, and gains or losses on the sale of REO.

The increase in interest income is a result of the increase in loan balances in the Ongoing portfolio (loans originated principally after 2012/post the financial crisis of 2009 and the subsequent recession, and after the repayment of the bank loan).  At March 31, 2015, the Secured loans - end of period balance includes an increase of approximately $44 million or 420% in loan balances in the Ongoing portfolio compared to the amount at March 31, 2013. Interest on loans, net for the Ongoing portfolio increased approximately $943,000 or 898% for the three months ended March 31, 2015 compared to the same period in 2013.  Net Income for the three months ended March 31, 2015 increased $1.6 million compared to the same period in 2013.

Loan balances in the Ongoing portfolio (and as a percent of Limited Partners’ capital, gross – end of period) was approximately $54.5 million (30%), $29.2 million (15%) and $10.5 million (5%) for the three months ended March 31, 2015, 2014 and 2013 respectively.

Key Performance Indicators

The table below shows key performance indicators for the three months ended March 31 ($ in thousands).

	2015	2014	2013
Secured loans – average daily balance	$76,535	$50,588	$61,235
Secured loans – end-of-period	$76,742	$53,119	$60,308

Limited Partners’ capital, gross – average balance	$195,633	$200,990	$203,457
Limited Partners’ capital, gross – end-of-period	$194,776	$200,117	$202,887

Interest on loans, gross	$1,366	$668	$342
Percent(1)	7.1%	5.3%	2.2%

Other income – REO rental income disposed of or held for sale properties	$1,145	$1,008	$991
Percent(2)(3)	2.3%	2.0%	0.5%

Provision	$400	$(30)	$—
Percent(1)	2.1%	(0.2)%	—%
Percent(2)(3)	0.8	(0.1)	—

Operating expenses – non REO	$1,234	$943	$1,189
Percent(2)(3)	2.5%	1.9%	0.6%

Operating expenses/REO income(loss)	$573	$(94)	$(87)
Percent(2)(3)	1.2%	(0.2)%	0.0%

Net Income	$1,075	$130	$(491)
Percent(1)	5.6%	1.0%	(3.2)%
Percent(2)(3)	2.2%	0.3%	(0.1)%

Partner Distributions	$569	$557	$566
Percent (annual rate)	2.0%	2.0%	2.0%

Partners Liquidations	$2,209	$1,318	$—

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of limited partners’ capital, gross – average balance, annualized
(3)	Percent based of the income (loss or expense) attributed to partners (excluding 1% of profits and losses allocated to managers)

- Loans – End-of-Period Balance

The end of period secured loan balance was approximately $76.7 million, an increase of 44% ($23.6 million) over the same period in 2014 of $53.1 million, which was down 12% ($7.2 million) from the same period in 2013 of $60.3 million.

The increase in the end of period secured loan balance for the three months ended March 31, 2015 over the same period in 2014 was due to increased capital available for lending from REO sales and increased loan originations.  The decrease in the secured loan balance at March 31, 2014 over the same period in 2013 was due to loans being foreclosed upon in 2013.

All of the loans foreclosed upon in 2014 and 2013 were originated before the bank loan was repaid (“Legacy Loans”).  Once a loan is foreclosed upon, there is often a delay before the capital can be redeployed as new loans, particularly where the partnership has taken ownership of the property at a trustee’s sale.  As these properties are liquidated, increased capital becomes available for new loans, which is reflected in the increase in the secured loan balance at March 31, 2015 over the same period in 2013.  Secured loans as a percent of limited partners’ capital (based on average daily balances) were 39%, 25%, and 30% at March 31, 2015, 2014, and 2013, respectively.

Loan originations for the three months ended March 31, 2015 were approximately $10.6 million, up 34% ($2.7 million) from the same period in 2014 of $7.9 million; no loans were originated in the three months ended March 31, 2013. (See “Liquidity and Capital Resources”).

The year-over-year increases in loan originations from the three months ended March 31, 2013 through 2015 are due to the following factors:  (1) after payoff of the bank debt in September 2012, the terms of the amended and restated bank agreement were no longer effective (as they had been since the fourth quarter of 2009), and the partnership no longer was barred from originating new loans; (2) real estate investment activity improved in those California real estate markets where the partnership’s lending activities are focused, expanding the market for new loans; and (3) sales of REO provided funds to be deployed into new loans.

- Interest Income

Gross interest income for the three months ended March 31, 2015 was approximately $1.4 million, up 105% ($698,000) from the same period in 2014 of $668,000, which was up 95% ($326,000) from the same period in 2013 of $342,000.  The year-over-year increases in gross interest income for the three months ended March 31, 2013 through 2015 are due to:  (1) an increase in the secured loan balance in 2015 over 2014; and (2) the resolution of a number of issues related to loans created before the bank loan was repaid (“Legacy Loans”), resulting in a decrease in foregone interest, period-over-period from 2013 through 2015 (see “Revenue – Interest Income – Loans”).

- Provision (Recovery) of loan losses

The provision for loan loss for the three months ended March 31, 2015 was $400,000 due to a change in the estimated net realizable value of the underlying collateral on one loan.

- REO – Income/Loss

For the three months ended March 31, 2015 end-of-period REO balance of approximately $147.0 million (Held for Sale + Held for Investment) was a decrease of 17% ($29.1 million) over the same period in 2014 of $176.1 million, which was down 3% ($5.3 million) from the same period in 2013 of $181.4 million.  The period-over-period decreases in REO balance for the for the three months ended March 31, 2013 through 2015 are due to:  (1) increased dispositions of REO property as real estate market conditions have improved; and (2) decreased acquisitions as Legacy Loan issues have been resolved, resulting in fewer foreclosures.

At March 31, 2015 the partnership held a total of 18 REO properties.  There were 5 properties designated as REO held for investment, and 13 properties designated as REO held for sale.  The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed to their optimum state, prepared for sale in an increasingly favorable real estate market, then sold, and the proceeds reinvested in loans.

- Other income – REO rental income disposed of or held for sale properties

Rental income, net of related expenses for properties designated held for sale is reported as a component of Revenues – Other. For the three months ended March 31, 2015, rental income, disposed of or designated held for sale properties was approximately $1.1 million, up 14% ($137,000) from the same period in 2014 of $1.0 million, which was up 2% ($17,000) from the same period in 2013 of $991,000.

At March 31, 2015 there were 8 rental properties designated as REO held for sale.  For comparative purposes, net income generated by REO designated held for sale at March 31, 2015 is listed under “Revenues – Other” for all periods presented in the financial statements.  Net income generated by REO designated held for investment at March 31, 2015 is listed under “REO – Rental Operations” for all periods presented.

- Operating expenses/REO income(loss)

REO income(loss) for the three months ended March 31, 2015 was $573 million, up 710% ($667 million) from the same period in 2014 of $(94,000) which was down 8% ($7,000) from the same period in 2013 of $(87,000).  REO income is comprised of rental income for the 4 rental properties classified as held for investment, holding costs for non-rental properties, gain or loss on dispositions of REO, as well as changes in REO impairments.

Operating Expenses – non REO

Other operating expenses for the three months ended March 31, 2015 were approximately $1.2 million, up 31% ($291,000) from the same period in 2014 of $943,000, which was down 21% ($246,000) from the same period in 2013 of $1.2 million.  The increase in operating expense for the three months ended March 31, 2015 over the same period in 2014 was primarily due to an increase in mortgage servicing fees charged, and changes to timing of expense recognition for certain professional fees .

- Limited Partners’ Capital – End-of-Period Balance

The March 31, 2015 end-of-period limited partners’ capital balance was approximately $194.8 million, down 2.7% ($5.3 million) from the March 31, 2014 amount of $200.1 million, which was down 1.4% ($2.8 million) from the March 31, 2013 amount of $202.9 million.

The decrease in limited partners’ capital balance at March 31, 2015 over December 31, 2014 resulted from an increase of approximately $1.1 million due to the allocation of 2015 first quarter income, offset by periodic distributions of $569,000 to those limited partners electing monthly, quarterly, or annual distributions, and partner liquidations of $2.2 million, which recommenced in 2014.

The decrease in limited partners’ capital balance at March 31, 2014 over December 31, 2013 resulted from an increase of approximately $129,000 due to the allocation of 2014 first quarter income, offset by periodic distributions of $557,000 to those limited partners electing distributions to those limited partners electing monthly, quarterly, or annual distributions, and partner liquidations of $1.3 million, which recommenced in 2014.

Analysis and discussion of income from operations

Significant changes to income or expense areas for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 are summarized in the following table, ($ in thousands).

	Revenues, net		Provision/	Operating Expenses
	Interest	Other -	(Recovery)		REO	Interest	Net
	Income	Rental	Loan	Except	(Income)	Expense	Income
	- Loans	Income(1)	Losses	REO	Expense	- Mortgages	/(Loss)
Three months ended,
March 31, 2015	$ 1,366	$ 1,150	$ 400	$ 1,234	$ (573)	$ 380	$ 1,075
March 31, 2014	668	1,015	(30)	943	94	546	130
Change	$ 698	$ 135	$ 430	$ 291	$ (667)	$ (166)	$ 945

Explanation of change
Loan Balance	$ 415	$ —	$ —	$ 159	$ —	$ —	$ 256
Effective Yield	283	—	—	—	—	—	283
Stabilized Portfolio	—	—	—	—	—	—	—
REO Sales	—	—	—	—	(318)	(166)	484
Cost Reimbursements	—	—	—	19	—	—	(19)
New Debt	—	—	—	—	—	—	—
Professional Services	—	—	—	125	—	—	(125)
REO Held for Sale	—			—	7	—	(7)
Change in Rental Operations	—	137	—	—	(46)	—	183
Increased Market Value	—	—	—	—	(310)	—	310
Other	—	(2)	430	(12)	—		(420)
Change	$ 698	$ 135	$ 430	$ 291	$ (667)	$ (166)	$ 945

(1)	Disposed of or held for sale properties

- Revenue – Interest income – Loans

Gross interest income for the three months ended March 31, 2015 was $1.37 million, up 105% ($702,000) from the same period in 2014 of $668,000.  Increases in gross interest income is due to:  (1) an increase in the secured loan balance (2) the resolution of a number of issues related to loans created before the bank loan was repaid (“Legacy Loans”), resulting in a decrease in foregone interest each period.

The partnership added approximately $23.6 million, of new performing loans to the loan portfolio since March 31, 2014. Foregone interest (not recorded for financial reporting purposes on loans designated in non-accrual status) was approximately $206,000 and $246,000 for the three months ended March 31, 2015 and 2014, respectively.

The tables below recap the three month averages and the effect of the foregone interest on the average yield rate for the Ongoing and Legacy groups of loans ($ in thousands).

	For the three months ended March 31,
	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2015	$53,653	$1,048	7.81%	7.63%
2014	$26,048	$481	7.39%	7.58%

Legacy
2015	$22,882	$318	5.56%	5.74%
2014	$24,540	$187	3.05%	5.82%

Total
2015	$76,535	$1,366	7.14%	7.15%
2014	$50,588	$668	5.29%	6.79%

At March 31, 2015 the Ongoing portfolio weighted average interest rate was 7.04% compared to 5.77% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over past years on Legacy loans.

- Revenue – Interest expense

Interest expense incurred on mortgages payable secured by REO acquired through foreclosure decreased by $166,000 for the three months ended March 31, 2015 compared to the same period in 2014.

The decreased interest expense on mortgages is primarily due to the reduction of the mortgage loan balance payable resulting from the payoff of loans due to sale of REO held as collateral.

The table below recaps the mortgage payable averages at March 31 ($ in thousands).

	Average		Weighted
	Mortgage		Average
	Loan	Interest	Interest
Year	Balance	Expense	Rate
2015	$35,641	$380	4.00%
2014	$48,775	$546	4.28%

- Revenues Other - Rental income, disposed of or held for sale properties

At March 31, 2015 there were eight rental properties designated as REO held for sale.  For comparative purposes, net income generated by REO designated held for sale at March 31, 2015 is listed under “Revenues – Other” for all periods presented in the financial statements and the analysis and discussion of income (loss) from operations.  Net income generated by REO designated held for investment at March 31, 2015 is listed under “REO – Rental Operations” for all periods presented.

Rental financial highlights for disposed of or held for sale properties, by property type are presented in the table below for the three months ended March 31, 2015, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Operating	Operating		Receiver	Mortgage	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
Property type
Residential -
Fractured condominiums	$1,114	$436	$678	$189	$1	$186	$302
Multi-Family	1,327	667	661	—	3	194	463
Total Residential	2,441	1,103	1,338	189	4	380	765

Commercial	—	—	—	—	—	—	—
Total	$2,441	$1,103	$1,338	$189	$4	$380	$765

Major areas of change from the three months ended March 31, 2015, compared to the same period in 2014 are summarized in the following table, ($ in thousands).

							Rental
							Operations,
							net, less
			Net				Related
	Rental	Rental	Rental		Receiver	Mortgage	Mortgage
For the three months ended,	Income	Expenses	Income	Depreciation	Fees	Interest	Interest
March 31, 2015	$2,441	$1,103	$1,338	$189	$4	$380	$765
March 31, 2014	2,882	1,243	1,639	631	—	546	462
Change	(441)	(140)	(301)	(442)	4	(166)	303

Explanation of change
Rents to market rates	122	9	113	—	—	—	113
Increased occupancy	65	73	(8)	—	—	—	(8)
Reclassed to Held for Sale	—	—	—	(334)	—	—	334
Property Sold	(587)	(247)	(340)	(108)	—	(160)	(72)
Other	(41)	25	(66)	—	4	(6)	(64)
Change	$(441)	$(140)	$301	$(442)	$4	$(166)	$303

- Provision for Losses on Loans/Allowance for Loan Losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each year.  The provision for loan loss for the three months ended March 31, 2015 was $400,000 due to a change in the estimated net realizable value of the underlying collateral on one loan in the Legacy Portfolio.  All Ongoing loans are performing and are deemed well collateralized and the improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the legacy loans.

- Operating Expenses-non REO

Significant changes to operating expense areas for the three month period ended March 31, 2015 compared to the same period in 2014 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended,
March 31, 2015	$285	$184	$528	$233	$4	$1,234
March 31, 2014	126	190	509	108	10	943
Change	159	(6)	19	125	(6)	291

Change
Loan Balance Increase	96	—	—	—	—	96
Manager Fee’s Waived	63	—	—	—	—	63
Manager Expense Allocations	—	—	19	—	—	19
Professional Service Timing	—	—	—	125	—	125
Other	—	(6)	—	—	(6)	(12)
Change	$159	$(6)	$19	$125	$(6)	$291

 - Mortgage servicing fees

The increase in mortgage servicing fees for the three months ended March 31, 2015, of approximately $159,000 is due to the increase in the average secured loan balance ($25.9 million) and a change in the portion of fees waived by RMC, a general partner.  Fees are charged at the annual rate of 1.5%, and prior to April 2014, RMC at its sole discretion, waived 0.5% of the annual rate.  There is no guarantee RMC will waive any portion of this fee in the future.

 - Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management.  Total capital at March 31, 2015 and 2014 was $186.6 million and $192.5 million, respectively.

 - Costs from RMC

The increase in costs from RMC was due to a revision in the managers expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), done in accordance with the operating agreement.

 - Professional services

Professional services, including audit & tax fess, increased by approximately $125,000 for the three months ended March 31, 2015, compared to the same period in 2014 due primarily to changes in the timing of recognition for services rendered, previously allocated across several periods.

- REO – Rental operations, net

At March 31, 2015 there were four rental properties designated as REO held for investment.  For comparative purposes net income generated by REO designated held for investment at March 31, 2015 is listed under “REO – Rental Operations” for all periods presented in the financial statements and the analysis and discussion of income (loss) from operations. Net income generated by REO designated held for sale at March 31, 2015 is listed under “Revenues – Other” for all periods presented.

Rental financial highlights, for REO designated held for investment, by property type are presented in the table below for the three months ended March 31, 2015, ($ in thousands).

						Rental
						Operations,
						net, less
			Net			Related
	Rental	Operating	Operating		Receiver	Mortgage
	Income	Expenses	Income	Depreciation	Fees	Interest
Property type
Residential -
Fractured condominiums	$50	$32	$18	$11	$—	$7
Commercial	93	104	(11)	17	2	(30)
Total	$143	$136	$7	$28	$2	$23

Major areas of change from the three months ended March 31, 2015, compared to the same period in 2014 are summarized in the following table, ($ in thousands).

						Rental
						Operations,
						net, less
			Net			Related
	Rental	Rental	Rental		Receiver	Mortgage
For the three months ended,	Income	Expenses	Income	Depreciation	Fees	Interest
March 31, 2015	$143	$136	$7	$28	$2	$(23)
March 31, 2014	94	143	(49)	20	—	(69)
Change	49	(7)	56	8	2	46

Explanation of change
REO acquired/complete	21	2	19	8	2	9
Increased occupancy	30	—	30	—	—	30
Property management	—	(9)	9	—	—	9
Other	(2)	—	(2)	—	—	(2)
Change	$49	$(7)	$56	$8	$2	$46

Loans/Allowance for Loan Losses

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations of loan balances, activity, and characteristics, and the corresponding data regarding the allowance for loan losses.

The tables below show the 2015 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of March 31, 2015 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2015	$48,049	$22,968	$71,017
Loans funded or acquired	10,654	—	10,654
Principal collected	(1,174)	(690)	(1,864)
Loans sold to affiliates	(3,000)	—	(3,000)
Foreclosures	—	—	—
Other-loans charged off	—	(65)	(65)
Principal, March 31, 2015	$54,529	$22,215	$76,742

Portfolio characteristics
Number of secured loans	37	16	53
Average secured loan-principal	$1,474	$1,388	$1,448
Largest secured loan-principal	$10,500	$16,312	$16,312
Smallest secured loan-principal	$130	$79	$79
Number of counties	15	13	21
Average interest rate	7.04%	5.77%	6.67%
Number of loans with workout agreements	—	3	3
Aggregate workout principal balance	$—	$484	$484
Number of loans with active modifications	2	3	5
Aggregate modifications principal balance	$2,500	$2,727	$5,227

The Ongoing portfolio has a weighted average interest rate of 7.04% compared to 5.77% for the Legacy portfolio.  The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over past years on Legacy loans.

As of March 31, 2015, the partnership’s largest Ongoing loan, in the unpaid principal balance of $10,500,000 (representing 19% of outstanding secured Ongoing principal balance and 4.7% of total partnership assets) has an interest rate of 4.00% and is secured by a commercial developmental property located in San Francisco County, California.  This loan matures on June 4, 2015 unless the borrower exercises a right of extension.  The loan was made to facilitate the sale of a previously held REO.

As of March 31, 2015, the partnership’s largest Legacy loan, in the unpaid principal balance of $16,312,000 (representing 73% of outstanding secured Legacy principal balance and 7.3% of total partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California.  This loan matured April 1, 2012.  A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

Real Estate Owned/Mortgages

See Notes 5 (Real Estate Owned (REO)) and 6 (Borrowings) to the financial statements included in Part I, Item 1, of this report for detailed presentations of real estate owned and mortgages thereon.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for new loans.

Cash flows by operating function for the three months ended March 31, 2015 and 2014 are summarized in the following table ($ in thousands).

	2015	2014
Loan earnings and payments
Interest	$1,031	$608
Other loan income	5	7
Operating expense (non-REO)	(1,146)	(675)
Principal payments and recoveries	1,864	6,646
Total cash from loan earnings	1,754	6,586

Loans originated, net	(7,654)	(7,875)
Advances on loans	(121)	(1)
Total cash from loan production	(7,775)	(7,876)

Cash from loan earnings and production	(6,021)	(1,290)

REO operations, sales and development
Rental operations	1,777	1,591
Holding costs	(397)	(949)
Proceeds from real estate sales	1,178	3,052
Cash from REO operations, sales
and development	2,558	3,694

Outside financing
Interest expense	(357)	(522)
Principal, net	(202)	(326)
Cash from outside financing	(559)	(848)

Net cash increase/(decrease) before
distributions to members	(4,022)	1,556

Partner withdrawals
Distributions	(569)	(557)
Early withdrawal fees	—	43
Liquidations	(2,209)	(1,318)
Cash used in partner withdrawals	(2,778)	(1,832)

Net increase/(decrease) in cash	$(6,800)	$(276)

Cash, end of period	$3,068	$16,117

Contractual Obligations

A summary of the contractual obligations of the partnership as of March 31, 2015 is set forth below ($ in thousands).

	Total	Less than 1 Year	1-3 Years	More than 3 years
Mortgages Payable	$35,540	$17,948	$13,188	$4,404

As of March 31, 2015, the partnership had no construction or rehabilitation loans outstanding.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Profits allocable to limited partners, who elect to compound profits in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 59% for 2015 and 2014, respectively.  For the three months ended March 31 2015 and 2014, $569,000 and $557,000, respectively, was distributed to limited partners.  Any amounts distributed which exceeded net income/(loss) are a return of capital.

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

- Valuation of partners’ capital as units

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

While the general partners have set an estimated value for the Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale.  No public trading market exists for the Units and none is likely to develop.  Thus, there is no certainty the Units can be sold at a price equal to the stated value of the capital account.  Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties

- Tender offer

A company, not affiliated with RMI VIII, in the business of making unsolicited tender offers at deep discounts to investors in limited partnerships, filed a Schedule TO with the SEC on April 21, 2015, initiating a tender offer to acquire up to $30 million in units of limited partnership at an offering price of 20% of the current stated value of the units.  The tender offer materials were subsequently mailed to the limited partners of RMI VIII.  The general partners of RMI VIII filed their response with the SEC on Schedule 14D9 recommending the limited partners not sell their units through this tender offer.  A copy of the response was mailed to all limited partners of RMI VIII.  As of the date of this filing the general partners have not been informed that any limited partners have accepted the tender offer.  The tender offer expires June 4, 2015.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII
(Registrant)

Date: May 15, 2015	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 15, 2015	By:	Gymno LLC, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	Manager

Date: May 15, 2015	By:	Michael R. Burwell, General Partner
		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner