Form 10-Q
period 2015-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2015-08-14
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Balance Sheets
June 30, 2015 (unaudited) and December 31, 2014 (audited)
($ in thousands)

ASSETS

	June 30,	December 31,
	2015	2014
Cash, in banks	$26,256	$9,868

Loans,
Secured by deeds of trust
Principal	71,353	71,017
Advances	828	726
Accrued interest	377	294
Loan balance, secured	72,558	72,037

Unsecured	89	92
Allowance for loan losses	(8,913)	(8,578)

Loans, net	63,734	63,551

Real estate owned (REO)	136,270	147,112
Mortgages payable	(45,608)	(35,742)
REO, net	90,662	111,370

Other assets, net	4,612	4,568

Total assets	$185,264	$189,357

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$292	$417
Payable to affiliate	685	545
Total liabilities	977	962

Partners’ capital
Limited partners’ capital, subject to redemption, net	185,232	188,906
General partners’ capital (deficit)	(945)	(986)
Total partners’ capital, net	184,287	187,920

Non-controlling interest	—	475
Partners’ capital, net of non-controlling interest	184,287	188,395

Total liabilities and partners’ capital	$185,264	$189,357

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Income Statements
For the Three and Six Months Ended June 30, 2015 and 2014
($ in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net
Loans
Interest income	$1,517	$778	$2,883	$1,446
Late fees	18	17	19	19
Revenue, loans	1,535	795	2,902	1,465

Provision for (recovery of) loan losses	—	(130)	400	(160)

Loans, net	1,535	925	2,502	1,625

REO
Rental operations, net	1,280	1,160	2,402	2,100
Interest on mortgages	(393)	(547)	(773)	(1,093)
Rental operations, net after mortgage interest	887	613	1,629	1,007

Realized gains/(losses) on REO sales	1,672	—	1,992	2
Impairment (loss)/gain	263	—	573	—
Holding costs	(47)	(25)	(81)	(52)

REO, net	2,775	588	4,113	957

Formation loan imputed interest	121	102	214	209
Amortization of discount on formation loan	(121)	(102)	(214)	(209)

Total revenues, net	4,310	1,513	6,615	2,582

Operations Expense
Mortgage servicing fees	293	214	577	340
Asset management fees	183	189	367	379
Costs from Redwood Mortgage Corp.	443	414	971	923
Professional services	266	106	500	214
Other	116	37	116	43

Total operations expense	1,301	960	2,531	1,899

Net income	$3,009	$553	$4,084	$683

Net income

Limited partners (99%)	$2,979	$547	$4,043	$676
General partners (1%)	30	6	41	7
	$3,009	$553	$4,084	$683

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2015
($ in thousands) (unaudited)

	Limited Partners’ Capital			General	Total
		Formation		Partners’	Partners’
	Capital	Loan	Capital, net	Capital	Capital, net

Balance, December 31, 2014	$196,490	$(7,584)	$188,906	$(986)	$187,920
Net income	4,043	—	4,043	41	4,084
Distributions	(1,142)	—	(1,142)	—	(1,142)
Liquidations	(6,656)	—	(6,656)	—	(6,656)
Early withdrawal penalties	—	81	81	—	81

Balance, June 30, 2015	$192,735	$(7,503)	$185,232	$(945)	$184,287

For the Three Months Ended June 30, 2015
($ in thousands) (unaudited)

	Limited Partners’ Capital			General	Total
		Formation		Partners’	Partners’
	Capital	Loan	Capital, net	Capital	Capital, net

Balance, March 31, 2015	$194,776	$(7,584)	$187,192	$(975)	$186,217
Net income	2,979	—	2,979	30	3,009
Distributions	(573)	—	(573)	—	(573)
Liquidations	(4,447)	—	(4,447)	—	(4,447)
Early withdrawal penalties	—	81	81	—	81

Balance, June 30, 2015	$192,735	$(7,503)	$185,232	$(945)	$184,287

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Cash Flows
For the Three and Six Months Ended June 30, 2015 and 2014
($ in thousands) (unaudited)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	2015	2014	2015	2014

Cash from Operations
Interest received	$1,769	$741	$2,800	$1,349
Other loan income	14	21	19	28
Operations expense	(1,322)	(1,567)	(2,467)	(2,242)
Rental operations, net	881	1,979	3,027	3,570
Holding costs	(47)	(20)	(75)	(41)
Mortgage interest and borrowing related fees	(838)	(522)	(1,195)	(1,044)

Total cash from operations	457	632	2,109	1,620

Cash from Investing Activities
Loans
Principal collected on loans - secured	14,078	6,349	15,942	12,995
Unsecured loan payments received (made)	3	10	3	10
Loans originated	(10,326)	(15,032)	(20,980)	(22,907)
Loans sold to affiliates	1,637	2,394	4,637	2,394
Advances on loans	18	(58)	(103)	(59)
Total - Loans	5,410	(6,337)	(501)	(7,567)
REO
Sales	13,162	393	14,341	3,445
Development	(500)	(302)	(1,235)	(953)
Non-controlling interest	(470)	(2)	(475)	(279)
Total - REO	12,192	89	12,631	2,213

Total cash from investing activities	17,602	(6,248)	12,130	(5,354)

Cash from Financing Activities
Mortgages taken	27,747	—	27,747	—
Principal payments	(17,679)	(321)	(17,881)	(647)

Total cash from financing activities	10,068	(321)	9,866	(647)

Net increase/(decrease) in cash before distributions	28,127	(5,937)	24,105	(4,381)

Cash – partner liquidations	(4,447)	(1,503)	(6,656)	(2,821)
Early withdrawal fees	81	—	81	43
Cash – partner distributions	(573)	(562)	(1,142)	(1,119)

Net increase/(decrease) in cash	23,188	(8,002)	16,388	(8,278)

Cash and cash equivalents, beginning of period	$3,068	$16,117	$9,868	$16,393

Cash and cash equivalents, June 30	$26,256	$8,115	$26,256	$8,115

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII
(A California Limited Partnership)
Consolidated Statements of Cash Flows
For the Three and Six Months Ended June 30, 2015 and 2014
($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Cash flows from operations
Net income	$3,009	$553	$4,084	$683
Adjustments to reconcile net income to net cash
provided by (used in) operations
Amortization of borrowings-related origination fees	27	25	50	49
Imputed interest on formation loan	(121)	(102)	(214)	(209)
Amortization of discount on formation loan	121	102	214	209
Provision for (recovery of) loan losses	—	(130)	400	(160)
REO – depreciation, rental properties	78	659	301	1,315
REO – loss/(gain) on disposal	(1,672)	—	(1,992)	(2)
REO – impairment gain	(263)	—	(573)	—

Change in operation assets and liabilities
Accrued interest	252	(37)	(83)	(97)
Allowance for loan losses-recoveries	—	50	—	50
Receivable from affiliate	(52)	(105)	(52)	(72)
Other assets	(618)	158	(42)	166
Accounts payable	(402)	(656)	(125)	(282)
Payable to affiliate	98	115	141	(30)
Net cash provided by (used in) operations	$457	$632	$2,109	$1,620

Supplemental disclosures of cash flow information
Non-cash investing activities	$—	$—	$—	$—

Cash paid for interest	$411	$547	$768	$1,093

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, (RMI VIII or the partnership) was organized in 1993. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making and investing in loans secured by deeds of trust on California real estate.

The general partners of the partnership are Redwood Mortgage Corp. (RMC), and Michael R. Burwell (Burwell), an individual (RMC’s wholly-owned subsidiary Gymno LLC (Gymno) was a general partner prior to its merger into RMC effective June 30, 2015). The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC. The general partners are required to contribute to capital 1/10 of 1% of the aggregate capital contributions of the limited partners. As of June 30, 2015 the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15900 et seq. of the California Corporation Code.

A majority of the outstanding limited partnership interests may, without the permission of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership, and (iv) remove or replace one or all of the general partners.

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

RMC and Burwell, as the general partners, are entitled to one percent of the profits and losses of RMI VIII. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-third of one percent of profits and losses to Burwell in exchange for Burwell assuming one hundred percent of the general partners’ equity deficit.

Limited partners should refer to the partnership agreement for a more complete description of the foregoing provisions.

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

The partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all or part of their capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.  There is also a limited right of liquidation for your heirs upon your death.

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009, the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital, which in effect resulted in a suspension of capital liquidation payments. The bank loan was paid off in September 2012. The partnership’s nine most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014. Limited partners were informed of our reinstitution of accepting liquidation requests, and those that elected to begin liquidation had their liquidation requests added to those previously existing at the time of suspension.  Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

In summary, the priority order states liquidation payments will be made first to limited partners withdrawing capital accounts according to the 5-year or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts per the accelerated provision, then to other limited partners withdrawing capital accounts per the accelerated provision, then to executors, heirs or other administrators withdrawing capital accounts upon the death of a limited partner, and finally to all other limited partners withdrawing capital accounts.  As the partnership intends to continue to accept liquidation requests in future quarters, these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

Partnership offerings

Total partnership units sold were $299,813,000, from approved aggregate offerings of $300,000,000.  No additional offerings are contemplated at this time.

Sales commissions - formation loans

Sales commissions are paid by RMC, and not paid directly by the partnership out of the offering proceeds from sales of partnership units. Instead, RMI VIII loaned to RMC amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and was contemplated to be repaid equally over a ten year period commencing the year after the close of a partnership offering.  The formation loan has been deducted from limited partners’ capital in the consolidated balance sheets.  As payments on the formation loan are received from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect in the years the offering closed.  If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

The bank loan was fully repaid as of September 2012, and RMC in December 2012, temporarily suspended annual formation loan payments, for the three-year period then beginning, which is a period commensurate with the period during which lending by RMI VIII was prohibited by the Amended and Restated Loan Agreement and RMC was deprived of loan brokerage commissions.  The temporary suspension resulted in an extension of the repayment terms equal to the suspension period.

Beginning with the 2015 payment (due December 2015) and continuing thereafter, as lending activities resume in RMI VIII and as loan brokerage commissions are earned, RMC is monitoring the amounts of loan brokerage commissions and other fees they earn and receive with respect to RMI VIII loan fundings.  Based on the amount of the loan brokerage commission earned and received, a determination will be made regarding the amount of the payment to be made on the RMI VIII formation loan.  This process will continue until loan brokerage commissions are sufficient for RMC to resume formation loan payments as originally scheduled.

Sales commissions paid to brokers ranged from 0% (units sold by general partners) to 9% of gross proceeds.  The partnership had anticipated the sales commissions would approximate 7.6% based on the assumption that 65% of investors will elect to reinvest profits, thus generating full 9% commissions.  The actual sales commission percentage for all offerings of RMI VIII units combined was 7.5%.

Income taxes and Partners’ capital – tax basis

Income taxes – federal and state – are the obligation of the partners, if and when taxes apply, other than for the annual California franchise tax paid by the partnership, and any California LLC cash receipts taxes paid by its subsidiaries.

Term of the partnership

The partnership is scheduled to terminate in 2032, unless sooner terminated as provided in the limited partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries, and its previously 72.5%-owned subsidiary (a single-asset limited liability company which was owned with affiliates and whose single asset was a development property in San Francisco County).  All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the valuation of impaired loans, if any, (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, if any, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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
June 30, 2015 (unaudited)

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

If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated impaired.  Impaired loans are included in management’s periodic analysis of recoverability.  If a valuation allowance had been established on an impaired loan, any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

Interest is accrued daily based on the unpaid principal balance of the loans.  An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured.  Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed), or when the loan is no longer considered well-secured.  When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed.  A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Allowance for loan losses

Loans and the related accrued interest and advances (i.e. the loan balances) are analyzed on a periodic basis for ultimate recoverability. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed.  As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate. Delinquencies are identified and followed as part of the loan system.

For loans designated impaired, a provision is made for loan losses to adjust the allowance for loan losses to an amount such that the net carrying amount (unpaid principal balance less the specific allowance) is reduced to the lower of the loan balance or to the estimated fair value of the related collateral, net of any senior loans, and net of any costs to sell in arriving at net realizable.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value is charged against the allowance for loan losses

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the lower of the amount owed on the loan (legal basis), plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves.  After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred.  After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense.  Any recovery in the fair value subsequent to such a write down is recorded and is not to exceed the value recorded at acquisition.  Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Rental income/ depreciation

Rental income is recognized when earned in accordance with the lease agreement.  For commercial leases, the costs associated with originating the lease are amortized over the lease term.  Residential lease terms generally range from month-to-month to one year, and the expenses of originating the lease are expensed as incurred. Real estate owned that is designated held for sale is not depreciated.  Real estate that was designated held for investment, and rented was depreciated on a straight-line basis over the estimated useful life of the property.

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the partnership’s reported financial position or results of operations.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent of the profits and losses, which amounted to approximately $30,000 and $6,000 for the three months ended, and $41,000 and $7,000 for the six months ended June 30, 2015 and 2014, respectively.

Formation loan

The formation loan transactions are summarized in the following table at June 30, 2015 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,949)
Formation loan made, net	20,618
Repayments to date	(14,297)
Early withdrawal penalties applied	(767)
Formation loan, net	5,554
Unamortized discount on formation loan	1,949
Balance, June 30, 2015	$7,503

Interest has been imputed at the market rate of interest in effect at the time of the offerings which ranged from 4.0% to 9.5%.  During the three months ended June 30, 2015 and 2014, approximately $121,000 and $102,000, respectively, were recorded related to amortization of the discount on imputed interest, and for the six months ended June 30, 2015 and 2014, $214,000 and $209,000, respectively, were recorded.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

The scheduled payments on the formation loan are presented in the following table ($ in thousands).

2015	$650
2016	650
2017	650
2018	650
2019	650
Thereafter	4,253
Total	$7,503

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

 - Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. Loan brokerage commissions paid to the general partners by the borrowers were $230,808 and $299,750 for the three months ended, and $444,657 and $434,313 for the six months ended June 30, 2015 and 2014, respectively.

 - Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Other fees totaled $38,964 and $8,633, for the three months ended, and $44,370 and $14,057 for the six months ended June 30, 2015 and 2014, respectively.

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

Mortgage servicing fees paid to RMC are presented in the following table for the three and six months ended June 30, 2015 ($ in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Chargeable by RMC	$293	$214	$577	$403
Waived by RMC	—	—	—	(63)
Charged	$293	$214	$577	$340

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

Asset management fees were approximately $183,000 and $189,000 for the three month ended, and $367,000 and $379,000 for the six months ended June 30, 2015 and 2014, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

- Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operations expense incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Expenses reimbursed to RMC totaled $443,000 and $414,000 for the three months ended, and $971,000 and $923,000 for the six months ended June 30, 2015 and 2014, respectively.  RMC did not waive its right to request reimbursement of any qualifying charges during any period reported.

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

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of June 30, 2015, 48 (79%) of the partnership’s loans (representing 94% of the aggregate principal of the partnership’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause.

As of June 30, 2015, 35 (57%) of the loans outstanding (representing 78% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six and three months ended June 30, 2015 ($ in thousands).

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Principal, beginning of period	$71,017	$51,890	$76,742	$53,119
Loans funded or acquired	20,980	22,907	10,327	15,032
Principal payments received	(15,942)	(12,995)	(14,079)	(6,349)
Loans sold to affiliates	(4,637)	(2,394)	(1,637)	(2,394)
Foreclosures	—	(360)	—	(360)
Other - loans charged off against allowance	(65)	(17)	—	(17)
Principal, June 30	$71,353	$59,031	$71,353	$59,031

During the six months ended June 30, 2015 the partnership renewed three loans with an aggregate principal of $5.3 million, not included in the activity shown on the table above.  There were no renewals for the six months ended June 30, 2014.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30,	December 31,
	2015	2014
Number of secured loans	61	48
Secured loans – principal	$71,353	$71,017
Secured loans – lowest interest rate (fixed)	5.0%	4.0%
Secured loans – highest interest rate (fixed)	11.0%	10.5%

Average secured loan – principal	$1,170	$1,480
Average principal as percent of total principal	1.6%	2.1%
Average principal as percent of partners’ capital	0.6%	0.8%
Average principal as percent of total assets	0.6%	0.8%

Largest secured loan – principal	$16,312	$16,312
Largest principal as percent of total principal	22.8%	23.0%
Largest principal as percent of partners’ capital	8.8%	8.7%
Largest principal as percent of total assets	8.8%	8.6%

Smallest secured loan – principal	$95	$80
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital	0.1%	0.0%
Smallest principal as percent of total assets	0.1%	0.0%

Number of counties where security is located (all California)	21	20
Largest percentage of principal in one county	23.3%	28.1%

Number of secured loans in foreclosure status	1	3
Secured loans in foreclosure – principal	$16,312	$17,220

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2015, the partnership’s largest loan, in the unpaid principal balance of approximately $16,312,000 (representing 22.8% of outstanding secured loans and 8.8% of partnership total assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County. This loan matured April 1, 2012. A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.  Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of June 30, 2015, the partnership had no construction loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of June 30, 2015, the partnership had no rehabilitation loans outstanding.

Lien position

At funding secured loans had the following lien positions and are presented in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	38	$55,376	77%	29	$58,169	82%
Second trust deeds	22	15,699	22	18	12,566	17
Third trust deeds	1	278	1	1	282	1
Total secured loans	61	71,353	100%	48	71,017	100%
Liens due other lenders at loan closing		26,975			27,744

Total debt		$98,328			$98,761

Appraised property value at loan closing		$198,045			$185,332

Percent of total debt to appraised
values (LTV) at loan closing(1)		49.7%			53.3%

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	40	$50,097	70%	29	$36,545	52%
Multi-family	1	584	1	2	2,971	4
Commercial(3)	20	20,672	29	17	31,501	44
Total secured loans	61	$71,353	100%	48	$71,017	100%

(2)
Single family property type as of June 30, 2015 consists of 16 loans with principal of approximately $10,952,000 that are owner occupied and 24 loans with principal of approximately $39,145,000 that are non-owner occupied. At December 31, 2014, single family property consisted of 17 loans with principal of approximately $8,126,000 that were owner occupied and 12 loans with principal of approximately $28,420,000 that were non-owner occupied.

(3)	Includes one loan with a principal balance of approximately $522,000 secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions. The current concentration of the partnership’s loan portfolio in condominium properties may pose additional or increased risks. Recovery of the condominium sector of the real estate market is generally expected to lag behind that of single-family residences. In addition, availability of financing for condominium properties has been, and will likely continue to be, constricted and more difficult to obtain than other property types. As of June 30, 2015 and December 31, 2014, $17,732,000 and $16,312,000, of the partnership’s loans were secured by condominium properties, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(1)
San Francisco	$10,038	14.1%	$19,969	28.1%
Contra Costa	16,642	23.3	18,090	25.5
San Mateo	13,504	18.9	11,525	16.2
Marin	854	1.2	855	1.2
Santa Clara	4,502	6.3	2,917	4.1
Alameda	2,912	4.1	2,758	3.9
Solano	2,575	3.6	2,575	3.6
Napa	984	1.4	990	1.4
	52,011	72.9	59,679	84.0

Other Northern California
Yolo	2,800	3.9	2,800	3.9
Santa Cruz	965	1.4	1,000	1.4
Sacramento	647	0.9	224	0.3
Monterey	1,371	1.9	173	0.3
El Dorado	2,045	2.9	—	—
Calaveras	160	0.2	167	0.3
San Benito	95	0.1	96	0.1
	8,083	11.3	4,460	6.3

Total Northern California	60,094	84.2	64,139	90.3

Los Angeles & Coastal
Los Angeles	7,696	10.8	2,930	4.1
Orange	1,433	2.0	1,438	2.0
Ventura	346	0.5	347	0.5
San Diego	375	0.5	750	1.1
	9,850	13.8	5,465	7.7

Other Southern California
San Bernardino	1,300	1.8	1,300	1.8
Kern	109	0.2	113	0.2
	1,409	2.0	1,413	2.0

Total Southern California	11,259	15.8	6,878	9.7

Total Secured Loans Balance	$71,353	100.0%	$71,017	100.0%

(1)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of June 30, 2015	Loans	Principal	Percent
2015(2)	5	$7,925	11%
2016	16	14,013	20
2017	14	11,782	17
2018	4	5,826	8
2019	9	7,392	10
2020	10	6,547	9
Thereafter	2	1,556	2
Total future maturities	60	55,041	77
Matured as of June 30, 2015	1	16,312	23
Total Secured loan balance	61	$71,353	100%

(2)	Loans maturing in 2015 from July 1 to December 31

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The partnership renewed three loans during the six months ended June 30, 2015, with an aggregate principal balance of $5,300,000.

Matured loans

Secured loans past maturity are summarized in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30,	December 31,
	2015	2014
Number of loans(1)(2)	1	4
Principal	$16,312	$17,316
Advances	820	719
Accrued interest	—	—
Total Secured loan balance	$17,132	$18,035
Percent of principal	23%	24%

(1)	The secured loans past maturity include one and four loans as of June 30, 2015 and December 31, 2014, respectively, which are also included in the secured loans in non-accrual status.
(2)	The secured loans past maturity include one and four loans as of June 30, 2015 and December 31, 2014, respectively, which are also included in the secured loans delinquency.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30,	December 31,
	2015	2014
Past due
30-89 days	$—	$—
90-179 days	—	96
180 or more days	16,312	17,450
Total past due	16,312	17,546
Current	55,041	53,471
Total secured loans	$71,353	$71,017

At June 30, 2015 and December 31, 2014, the partnership’s largest loan, with an unpaid principal balance of $16,312,000, is included in the table above at 180 or more days delinquent, respectively. This loan is secured by 75 units in a condominium complex with 128 total units, located in Contra Costa County, California. This loan matured April 1, 2012. A court appointed receiver is managing the 75 units.

At June 30, 2015, the partnership had two workout agreements in effect with an aggregate principal of $384,000. Each borrower had made all required payments under the workout agreements, and were included in the above table as current. Both of the loans were designated as impaired and were in non-accrual status.

There was no interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the six months ended June 30, 2015 or the year ended December 31, 2014.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the six months ended June 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	June 30, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	3	$3,233	5	$3,947
New modifications	—	—	—	—
Paid off/Foreclosed	(1)	(1,997)	(2)	(374)
Principal Collected	—	(537)	—	(340)
Ending Balance	2	$699	3	$3,233

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the six months ended June 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	June 30, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	3	$488	3	$1,097
New agreements	—	—	1	97
Paid off/Foreclosed	—	—	—	—
Expired/Voided	(1)	(95)	(1)	(665)
Principal collected	—	(8)	—	(41)
Balance, end of period	2	$385	3	$488

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table for the six months ended June 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	June 30, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	4	$3,599	5	$4,228
New agreements	—	—	—	—
Paid off/Foreclosed	(3)	(2,821)	(1)	(325)
Principal collected	—	(618)	—	(304)
Balance, end of period	1	$160	4	$3,599

Provision for loan losses		$—		$120

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30,	December 31,
	2015	2014
Number of loans	5	7
Principal	$17,025	$17,937
Advances	826	724
Accrued interest	—	—
Loan balance	$17,851	$18,661

Foregone interest	$413	$884

At June 30, 2015 and December 31, 2014, there was zero and one loan contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30,	December 31,
	2015	2014
Principal	$17,025	$20,461
Recorded investment(4)	$17,851	$21,200
Impaired loans without allowance	$555	$3,769
Impaired loans with allowance	$17,296	$17,431
Allowance for loan losses, impaired loans	$8,913	$8,565

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the six months ended June 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	June 30,	December 31,
	2015	2014
Average recorded investment	$19,525	$21,425
Interest income recognized	$42	$180
Interest income received in cash	$42	$270

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the six months ended June 30, 2015 and 2014 ($ in thousands).

	2015	2014
Balance, January 1	$8,578	$8,790

Provision for (recovery of) loan losses	400	(160)

Charge-offs, net
Charge-offs	(65)	(102)
Recoveries	—	50
Charge-offs, net	(65)	(52)

Balance, June 30	$8,913	$8,578

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.09%	0.09%

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table as of June 30, 2015 and December 31, 2014 ($ in thousands).

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$8,913	70%	$8,578	52%
Multi-family	—	1	—	4
Commercial	—	29	—	44
Total for secured loans	$8,913	100	$8,578	100

Unsecured Loans	$—	100%	$—	100%

Total allowance for loan losses	$8,913	100%	$8,578	100%

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and six months ended June 30, 2015 ($ in thousands).

	Three months ended	Six months ended
Balance, beginning of period	$146,975	$147,112
Acquisitions	125	125
Dispositions	(11,490)	(12,349)
Improvements/betterments	374	1,109
Change in net book value	363	573
Depreciation	(77)	(300)
Balance, end of period	$136,270	$136,270

At June 30, 2015, all properties are designated held for sale.  For purposes of comparability, prior period data was reclassified from held for investment to held for sale, as if the designation had happened at January 1 for the periods presented.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO summarized by property classification is presented in the following table ($ in thousands).

	June 30, 2015		December 31, 2014
	Properties	NBV	Properties	NBV
Property classification
Rental	10	$121,142	13	$127,313
Non-Rental	3	4,518	4	5,048
Development	1	10,610	3	14,751
Total REO, net	14	$136,270	20	$147,112

Rental properties consist of the following ten properties at June 30, 2015.
-	In Alameda County, 9 units in a condominium complex
-	In Amador County, a commercial property
-	In Contra Costa County, a commercial property
-	In Contra Costa County, 2 units in a condominium complex
-	In Contra Costa County, 29 units in a condominium complex
-	In Los Angeles County, a 126 unit condominium complex
-	In Los Angeles County, 72 units in a condominium complex
-	In Sacramento County, 257 units in a condominium complex
-	In San Francisco County, 14 units in a condominium complex
-	In San Francisco County, a commercial property

Non-Rental properties consist of the following three properties at June 30, 2015.
-	In Fresno County, a partially completed home subdivision
-	In Marin County, approximately 13 acres zoned for residential development
-	In Stanislaus County, approximately 14 acres zoned commercial

Development properties consist of the following one property at June 30, 2015.
-	A property located in Los Angeles County, presently zoned and entitled as mixed use, principally residential

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

The earnings from rental operations are presented in the following table for the three and six months ended, June 30, 2015 ($ in thousands).

	Three months ended		Six months ended
	2015	2014	2015	2014
Rental income	$2,544	$3,215	$5,128	$6,192
Operating expenses, rentals
Administration and payroll	344	379	687	741
Homeowner association fees	182	222	376	439
Professional services	14	29	17	67
Utilities and maintenance	242	291	544	609
Advertising and promotions	19	27	37	56
Property taxes	301	343	620	709
Other	81	110	141	166
Total operating expenses, rentals	1,183	1,401	2,422	2,787
Net operating income	1,361	1,814	2,706	3,405
Depreciation	77	653	294	1,304
Receiver fees	4	1	10	1
Rental operations, net	1,280	1,160	2,402	2,100
Interest on mortgages	393	547	773	1,093
Rental operation, net of mortgage interest	$887	$613	$1,629	$1,007

Leases on residential properties are one-year lease terms or month to month.  There is one commercial lease with a three-year term.

The following transactions closed during the three months ended June 30, 2015.
-	Sold four of thirteen remaining units in a condominium complex in Alameda County during the quarter with a gain of approximately $708,000.
-	Sold eight-unit apartment complex w/condominium overlay in Solano County in April for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold 32 units in a condominium project in Alameda County in April with a gain of approximately $979,000.
-	Sold one condominium unit located in San Francisco in May for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold two of four remaining units at a condominium complex in Contra Costa County in the quarter with a gain of approximately $238,000.
-	Sold three tenants in common units in San Francisco in June with a loss of approximately $253,000 after taking into account a previously recoded valuation reserve.
-	Acquired one condominium unit in Sacramento County for approximately $125,000.

The following transactions closed during the three months ended March 31, 2015.
-	Sold two of six units in a condominium complex located in Contra Costa County in the quarter with a gain of approximately $220,000.
-	Sold a single family home located in Orange County in March for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold the last of four units in a condominium complex located in Alameda County in January with a gain of approximately $100,000.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Mortgages payable

Mortgages payable transactions are summarized in the following table for the six months ended June 30, 2015 ($ in thousands).

	2015	2014
Principal, January 1	$35,742	$48,938
New mortgages taken	27,747	—
Mortgages paid-off	(17,483)	—
Principal repaid	(398)	(648)
Principal, June 30	$45,608	$48,290

Mortgages payable are summarized in the following table as of June 30, 2015 and December 31, 2014 (mortgage balance $ in thousands).

	June 30,	December 31,
Lender – summary of terms	2015	2014
NorthMarq Capital – Secured by a condominium complex,	$27,747	$17,715
located in Los Angeles County, matures July 1, 2022,
interest rate (2.86%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $166,636
East West Bank – Secured by a fractured condominium project,	13,089	13,193
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
CapitalSource – Secured by a condominium complex,	4,772	4,834
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,902
Total mortgages payable	$45,608	$35,742

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30 year amortization, with a balloon payment due at maturity.

Future minimum payments of principal at June 30, 2015 are presented in the following table ($ in thousands).

2015 (July 1 to December 31)	$469
2016	965
2017	13,503
2018	779
2019	804
Thereafter	29,088
Total	$45,608

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

NOTE 6 – FAIR VALUE

The partnership does not record loans, REO, nor mortgages payable at fair value on a recurring basis.

The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e. the loan is well collateralized, such that the collection of the amount owed is assured, including foregone interest, if any).

Certain assets and liabilities are measured at fair value on a non-recurring basis, and these are listed below.

- Loans designated impaired (i.e. that are collateral dependent with a specific reserve)
- REO for which a valuation reserve has been recorded

Assets and liabilities measured at fair value on a non-recurring basis in the six months ended June 30, 2015 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	06/30/2015
Impaired loans with specific allowance, net for
which an adjustment was recorded in the year	$—	$8,287	$—	$8,287

REO for which a valuation reserve has been
recorded in the year	$—	$875	$—	$875

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans, performing (i.e. not designated as impaired) (Level 2) –Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  Furthermore, there are no prepayment penalties to be collected and any loan buyers would be unwilling to risk paying above par. Due to these factors, sales of the loans are infrequent, and an active market does not exist.

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
June 30, 2015 (unaudited)

NOTE 6 – FAIR VALUE (continued)

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

Management’s preferred method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method when rental operations are consistent and rental income and expenses have been normalized. In order to determine market cap rates, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the property’s most recent available annual net operating income to determine the property’s value as an income-producing project. When reliable net operating income information is not available, or the project is under development, or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

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
June 30, 2015 (unaudited)

NOTE 6 – FAIR VALUE (continued)

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

Supplementally, and particularly when reliable net operating income is not available or the project is under development, management will seek additional information in the form of a sale comparison analysis (where adequate sale comps are available), broker’s opinion of value, or appraisal.

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

(d)
Mortgages payable (Level 2). The partnership has mortgages payable. The interest rates are deemed to be at market rates for the type and location of the securing property, the length of the mortgage, and the other terms and conditions are deemed to be customary. All of the partnership’s mortgages are deemed to be at fair value as they are either, with variable interest rates which have adjusted within the past twelve months, or were refinanced/extended within the past twelve months with terms and conditions deemed customary for the collateral property.

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

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

NOTE 8 – SUBSEQUENT EVENTS

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future member redemptions, the expected decline in the partnership’s REO balance and number of properties, the partnership’s full investment of cash, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the effect of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Results of Operations

General Economic Conditions

In the publication ‘California Economic Outlook:  June 2015’ the Wells Fargo Economics Group notes:

“California’s economy maintained strong momentum through the first few months of 2015, even though the state continues to be affected by a whole host of challenges ranging from the unending drought to work stoppages at its major ports.  The rising value of the U.S dollar and the slowing growth in China and much of the developing world are also weighing on growth.  Despite these challenges, most measures of economic activity show that California’s economy continues to charge ahead.  The Golden State has added 475,000 net new jobs over the past year, and the unemployment rate has tumbled 1.5 percentage points to 6.3 percent.  Income growth has also picked up and state tax receipts are running well ahead of expectations.

“Trade figures for all of 2014 show that California’s exports rose 3.6 percent to $174.1 billion.  Computers and electronic components accounted for $42.7 billion of California’s total merchandise exports, or 24.5% of the total.  Other major merchandise exports included transportation equipment, which totaled $18.7 billion; non-electrical machinery, $14.9 billion; miscellaneous manufacturers, $14.6 billion and chemicals, $14.0 billion. California’s agricultural exports totaled $13.6 billion in 2014, a drop of 1.3 percent.”

In the publication ‘California Employment Conditions: June 2015’ the Wells Fargo Economics Group notes:  “California Adds 22,900 Nonfarm Jobs in June.

“California continues to add jobs at a solid pace.  Nonfarm employment increased 0.1 percent in June, as 22,900 jobs were added across the state.  Employment increased in most major industry categories and continues to be driven higher primarily by strong gains in the state’s large information technology and life sciences sectors.  As such, the strongest job growth is coming from the Bay Area.

“Employment conditions were generally soft throughout most of Southern California during June.  Overall nonfarm employment declined by 3,700 jobs for the month but remains up solidly on a year-to-year basis.  Most of June’s weakness was in Orange County…  The Los Angeles metropolitan division added 900 jobs in June and the Inland Empire added just 800 jobs.  Nonfarm payrolls in Ventura County rose by 700 jobs, while employment in Bakersfield fell by 200 jobs.  All four areas show strong growth on a year-to-year basis and the seasonally adjusted data through the first six months of the year suggest that June’s soft readings may be simply some statistical payback for unusually strong gains earlier this year.  Data for the first half of 2015 show that the Los Angeles metropolitan area division added nearly 100,000 net new jobs over the past year, or a gain of 2.4 percent.  Employment in the Inland Empire rose 3.7 percent, a gain of 47,400 jobs, while Orange County added 45,800 new jobs, which translates into a 3.0 percent gain. Employment in Bakersfield and Ventura counties through the first half of 2015 is up 1.6 percent and 1.2 percent, respectively, from 2014.

“The San Diego-Carlsbad metropolitan area lost 1,700 jobs in June but has seen solid job growth over the past year.  Nonfarm employment during the first half of 2015 is running 2.8 percent ahead of its year-ago pace, producing a net gain of 35,700 new jobs.  The San Diego area continues to enjoy exceptionally strong growth in life sciences, communications, and new wearable technologies. June’s weakness appears to be tied to the end of the school year.”

The Conclusion and Outlook of the publication ‘California Economic Outlook:  June 2015’ notes: “California’s economy should continue to outperform the national average over the next couple of years, led by continued gains in the state’s technology sector and stronger growth in residential and commercial construction. We look for the Golden State to again add close to a half million net new jobs this year, which is a pace 1.5 times that of the nation as a whole.”

Performance Highlights

Progress continued – at an accelerating pace – toward completion of the recovery strategy for RMI VIII, particularly as to the physical construction/remodeling of REO properties, improvement in the Net Operating Income (NOI) for rental properties by improved tenanting, at rents at or above market and with significant improvement in cost control. As a result of this improvement in NOI (and the favorable market conditions developing in most California markets) the disposition phase of the REO strategy is in place for all rental properties at June 30, 2015. For development properties, entitlements and or construction is complete and these properties are sold or in contract for sale as of June 30, 2015.

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

At June 30, 2015, the Secured loans – average daily balance for the six months ended increased approximately $11.7 million or approximately 18% over average daily balance for the six months ended June 30, 2013.  Interest on loans increased $2.0 million (218%) and Net Income increased $4.5 million (1,204%) over the same period, as RMI VIII’s balances of the Ongoing loans (loans originated principally after 2012/post the financial crisis of 2009 and the subsequent recession, and after the repayment of the bank loan) continued to increase, and the REO portfolio stabilized.  Operations Expense as a percent of Interest on loans was 86%, 123% and 154% for the three months ended June 30, 2015, 2014 and 2013, respectively. Operations Expense as a percent of Interest on loans was 88%, 131% and 227% for the six months ended June 30, 2015, 2014 and 2013, respectively.  As loan balances in the Ongoing portfolio continue to increase, and as REO is sold and the business returns to predominantly mortgage lending, operations expense as a percent of interest on loans is expected to decline.

Interest income increased as a result of the increase in loan balances in the Ongoing portfolio.  At June 30, 2015, the Secured loans - end of period balance includes an increase of approximately $35 million or 298% in loan balances in the Ongoing portfolio compared to the amount at June 30, 2013. Interest on loans, net for the Ongoing portfolio increased approximately $1.2 million or 529% for the three months ended, and $2.2 million or 658% for the six months ended, June 30, 2015, respectively, compared to the same periods in 2013.

Loan balances in the Ongoing portfolio (and as a percent of Limited Partners’ capital, gross – end of period) was approximately $52 million (27%), $36 million (18%) and $17 million (9%) for the six month period ended, June 30, 2015, 2014 and 2013, respectively.

REO income increased approximately $2.5 million (881%) for the three months ended, and $3.5 million (547%) for the six months ended, June 30, 2015, respectively, compared to the same periods in 2013, due primarily to the stabilization of the REO properties and increasingly favorable rental and real estate markets.  REO Income includes rental operations net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO, and gains or losses on the sale of REO.

The annualized earnings rate was 6.1% for the three months ended, and 4.4% for the six months ended, June 30, 2015, respectively, and the annualized distribution rate, to Limited Partners electing distributions, was 2.0% for the three months ended, and 2.0% for the six months ended June 30, 2015.

Key Performance Indicators

The table below shows key performance indicators for the six months ended June 30 for year 2015, 2014, and 2013 ($ in thousands).

	2015	2014	2013
Secured loans – average daily balance	$76,046	59,966	64,332
Secured loans – end-of-period	$71,353	59,031	64,648

REO – end of period	$136,270	175,427	182,968
Mortgages payable – end-of-period	$45,608	48,290	51,719

Limited Partners’ capital, gross – average balance	$194,667	200,193	203,090
Limited Partners’ capital, gross – end-of-period	$192,735	198,598	202,357

Loans
Interest income	$2,883	1,446	908
Percent(1)	7.6%	4.8%	2.8%

Provision for (recovery of) loan losses	$400	(160)	(142)
Percent(1)	1.1%	(0.5)%	(0.4)%
Percent(2)(3)	0.4%	(0.2)%	(0.1)%

REO
Rental operations, net	$2,402	2,100	2,099
Percent(2)(3)	2.4%	2.1%	2.0%

Interest on mortgages	$773	1,093	1,081
Percent(2)(3)	0.8%	1.1%	1.1%

Realized gains/(losses) on REO sales	$1,992	2	—
Percent(2)(3)	2.0%	—%	—%

Impairment (loss)/gain	$573	—	(291)
Percent(2)(3)	0.6%	—%	(0.3)%

Holding costs	$81	52	91
Percent(2)(3)	0.1%	0.1%	0.1%

Total operations expense	$2,531	1,899	2,061
Percent(2)(3)	2.6%	1.9%	2.0%

Net Income	$4,084	683	(370)
Percent(1)	10.7%	2.3%	(1.2)%
Percent(2)(3)	4.2%	0.7%	(0.4)%

Partner Distributions	$1,142	1,119	1,129
Percent (annual rate) (4)	2.0%	2.0%	2.0%

Partner Liquidations	$6,656	2,822	—

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of members’ capital, gross – average balance, annualized
(3)	Percent based on the net income available to members (excluding 1% of profits and losses allocated to managers)
(4)	Percent credited to and distributed from members’ capital accounts on members’ statements

Key Performance Indicators (continued)

The table below shows key performance indicators for the three months ended June 30 for years 2015, 2014 and 2013 ($ in thousands).

	2015	2014	2013
Secured loans – average daily balance	$75,562	59,159	67,544
Secured loans – end-of-period	$71,353	59,031	64,648

REO – end of period	$136,270	175,427	182,968
Mortgages payable – end-of-period	$45,608	48,290	51,719

Limited Partners’ capital, gross – average balance	$193,756	199,358	202,622
Limited Partners’ capital, gross – end-of-period	$192,735	198,598	202,357

Loans
Interest income	$1,517	778	566
Percent(1)	8.0%	5.3%	3.4%

Provision for (recovery of) loan losses	$—	(130)	(142)
Percent(1)	—%	(0.9)%	(0.8)%
Percent(2)(3)	—%	(0.3)%	(0.3)%

REO
Rental operations, net	$1,280	1,160	1,131
Percent(2)(3)	2.6%	2.3%	2.2%

Interest on mortgages	$393	547	530
Percent(2)(3)	0.8%	1.1%	1.0%

Realized gains/(losses) on REO sales	$1,672	—	—
Percent(2)(3)	3.4%	—%	—%

Impairment (loss)/gain	$263	—	(291)
Percent(2)(3)	0.5%	—%	(0.6)%

Holding costs	$47	25	27
Percent(2)(3)	0.1%	0.1%	0.1%

Total operations expense	$1,301	960	872
Percent(2)(3)	2.7%	1.9%	1.7%

Net Income	$3,009	553	121
Percent(1)	15.9%	3.7%	0.7%
Percent(2)(3)	6.2%	1.1%	0.2%

Partner Distributions	$573	562	566
Percent (annual rate) (4)	2.0%	2.0%	2.0%

Partner Liquidations	$4,447	1,503	—

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of members’ capital, gross – average balance, annualized
(3)	Percent based on the net income available to members (excluding 1% of profits and losses allocated to managers)
(4)	Percent credited to and distributed from members’ capital accounts on members’ statements

Secured Loans – End-of-Period

The June 30, 2015 end-of-period secured loan balance was approximately $71.4 million, up 21% ($12.4 million) from the June 30, 2014 end-of-period secured loan balance of approximately $59.0 million, which was down 9% ($5.6 million) from the June 30, 2013 end-of-period secured loan balance of approximately $64.6 million.

The increase in the end-of-period secured loan balance year-over-year from June 30, 2014 to June 30, 2015 was due to increased capital from REO sales being available for loans and the related increase in loan originations. The decrease in the end-of-period secured loan balance year-over-year from June 30, 2013 to June 30, 2014 was due to loans being foreclosed upon in 2013 and 2014.

All loans foreclosed upon in 2014 and 2013 were originated before the bank loan was repaid (“Legacy Loans”).  Once a loan is foreclosed upon, there is often a delay before the capital can be redeployed as new loans, particularly where the partnership has taken ownership of the property at a trustee’s sale.  As these properties are liquidated, increased capital becomes available for new loans, which is reflected in the increase in the secured loan balance at June 30, 2015 over the same periods in 2014 and 2013.  Secured loans as a percent of limited partners’ capital (based on average daily balances) were 39%, 30%, and 32% at June 30, 2015, 2014, and 2013, respectively.

REO – End-of-Period

The June 30, 2015 end-of-period REO balance was approximately $136.3 million, down 22% ($39.1 million) over the June 30, 2014 balance of $175.4 million, which was down 4% ($7.6 million) from the June 30, 2013 balance of $183.0 million.

The period-over-period decreases in REO balance from June 30, 2013 through 2015 are due to:  (1) increased dispositions of REO property as real estate market conditions have improved, and (2) decreased acquisitions as Legacy Loan issues have been resolved, resulting in fewer foreclosures.

At June 30, 2015 the partnership held a total of 14 REO properties, all of which were designated held for sale. The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed to their optimum state, prepared for sale in an increasingly favorable real estate market, and sold, with the proceeds reinvested into new loans.

Mortgage Payable – End-of-Period

The June 30, 2015 end-of-period mortgage payable balance was approximately $45.6 million, down 6% ($2.7 million) from the June 30, 2014 balance of $48.3 million, which was down 7% ($3.4 million) from the June 30, 2013 balance of $51.7 million.

The decrease in the end-of-period mortgage payable balance from June 30, 2013 over June 30, 2015 was due to the partnership’s making regular mortgage payments consisting of principal and interest, and the payoff of loans due to the sale of REO held as collateral. The mortgage payable balance is expected to continue to decrease as regular mortgage payments consisting of principal and interest continue to be made, and as mortgage balances are paid down with funds made available by the continued liquidation of REO assets.

Limited Partners’ Capital – End-of-Period

The June 30, 2015 end-of-period limited partners’ capital balance was approximately $192.7 million, down 3% ($5.9 million) from the June 30, 2014 balance of $198.6 million, which was down 2% ($3.7 million) from the June 30, 2013 balance of $202.3 million.

The decrease in limited partners’ capital balance at June 30, 2015 over December 31, 2014 resulted from an increase of approximately $4.0 million due to the allocation of 2015 income, offset by periodic distributions of $1.1 million to those limited partners electing monthly, quarterly, or annual distributions, and partner liquidations of $6.7 million, which recommenced in 2014.

The decrease in limited partners’ capital balance at June 30, 2014 over December 31, 2013 resulted from an increase of approximately $676,000 due to the allocation of 2014 income, offset by periodic distributions of $1.1 million to those limited partners electing distributions to those limited partners electing monthly, quarterly, or annual distributions, and partner liquidations of $2.8 million, which recommenced in 2014.

Analysis and discussion of income from operations

Significant changes to income or expense areas for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014 are summarized in the following table, ($ in thousands).

		Loans, net		REO, net
	Net	Interest	Provision/	Rental,				Total
	Income	Income	(Recovery)	Net after	Gains/	Impairment	Holding	Operations
	/(Loss)	- Loans	Loan Losses	Interest	(Losses)	(Loss)/gain	Costs	Expense
Six months ended,
June 30, 2015	4,084	2,883	400	1,629	1,992	573	(81)	2,531
June 30, 2014	683	1,446	(160)	1,007	2	—	(52)	1,899
Change	3,401	1,437	560	622	1,990	573	(29)	632

Explanation of change
Loan Balance	$431	$668	$—	$—	$—	$—	$—	$237
Effective Yield	769	769	—	—	—	—	—	—
Stabilized Portfolio	(560)	—	560	—	—	—	—	—
REO Sales	2,126	—	—	(127)	1,990	263
Professional Services	(286)	—	—	—	—	—	—	286
REO Held for Sale	745	—	—	745	—	—	—	—
Change in Rental
Operations	2	—	—	2	—	—	—	—
Increased Market Value	310	—	—	—	—	310	—	—
Other	(136)			2			(29)	109
Change	$3,401	$1,437	$560	$622	$1,990	$573	$(29)	$632

(1)	The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Significant changes to income or expense areas for the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014 are summarized in the following table, ($ in thousands).

		Loans, net		REO, net
	Net	Interest	Provision/	Rental,				Total
	Income	Income	(Recovery)	Net after	Gains/	Impairment	Holding	Operations
	/(Loss)	- Loans	Loan Losses	Interest	(Losses)	(Loss)/gain	Costs	Expense
Three months ended,
June 30, 2015	3,009	1,517	—	887	1,672	263	(47)	1,301
June 30, 2014	553	778	(130)	613	—	—	(25)	960
Change	2,456	739	130	274	1,672	263	(22)	341

Explanation of change
Loan Balance	$176	$255	$—	$—	$—	$—	$—	$79
Effective Yield	484	484	—	—	—	—	—	—
Stabilized Portfolio	(130)	—	130	—	—	—	—	—
REO Sales	1,824	—	—	(111)	1,672	263
Professional Services	(160)	—	—	—	—	—	—	160
REO Held for Sale	464	—	—	464			—	—
Change in Rental
Operations	(80)	—	—	(80)	—	—	—	—
Increased Market Value		—	—	—	—	—	—	—
Other	(122)	—	—	1		—	(22)	102
Change	$2,456	$739	$130	$274	$1,672	$263	$(22)	$341

(1)	The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Net Income

For the six months ended June 30, 2015, net income was approximately $4.1 million, up 498% ($3.4 million) from net income of $683,000 for the same period in 2014.  Net income for the three months ended June 30, 2015 was $3.0 million, up 444% ($2.5 million) from net income of $553,000 for the same period in 2014.

The increase in net income is due to: (1) increased secured loan portfolio, (2) stabilization of the REO properties, and (3) sale of REO properties in a favorable real estate market.

Revenue – Loans – Interest income

Gross interest income for the six months ended June 30, 2015 was $2.9 million, up 99% ($1.5 million) from the same period in 2014 of $1.4 million.  The increase in gross interest income is due to:  (1) an increase in the secured loan balance, and (2) the resolution of a number of issues related to loans created before the bank loan was repaid (“Legacy Loans”), resulting in a decrease in foregone interest each period.

The partnership added approximately $16.3 million, of new performing loans to the loan portfolio since December 31, 2014. Foregone interest (not recorded for financial reporting purposes on loans designated in non-accrual status) was approximately $413,000 and $486,000 for the six months ended June 30, 2015 and 2014, respectively.

The table below recap the six month averages and the effect of the foregone interest on the average yield rate for the Ongoing and Legacy groups of loans ($ in thousands).

	For the six months ended June 30,
	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2015	$54,315	$2,501	9.21%	7.98%
2014	$35,557	$1,089	7.13%	7.42%

Legacy
2015	$21,731	$382	3.52%	5.67%
2014	$24,409	$358	2.93%	5.81%

Total
2015	$76,046	$2,883	7.58%	7.29%
2014	$59,966	$1,447	5.26%	6.62%

At June 30, 2015 the Ongoing portfolio weighted average interest rate was 8.7% compared to 5.5% for the Legacy portfolio. The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over past years on Legacy loans.

Revenue –Provision for (recovery of) loan losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each period.  The provision for loan loss for the six months ended June 30, 2015 was $400,000 due to a change in the estimated net realizable value of the underlying collateral on one loan in the Legacy portfolio.  All Ongoing loans are performing and are deemed well collateralized and the improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the legacy loans.

Revenues – REO - Rental Operations, net after mortgage interest

At June 30, 2015 there were 10 rental properties.  The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed to their optimum state, prepared for sale in an increasingly favorable real estate market, then sold, and the proceeds reinvested in loans.

Rental financial highlights by property type are presented in the table below for the six months ended June 30, 2015, ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net after
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Fractured condominiums	$4,885	$2,181	$265	$8	$773	$1,658
Commercial	243	241	29	2	—	(29)
Total	$5,128	$2,422	$294	$10	$773	$1,629

Major areas of change from the six months ended June 30, 2015, compared to the same period in 2014 are summarized in the following table, ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net after
For the six months ended,	Income	Expenses	Depreciation	Fees	Interest	Interest
June 30, 2015	$5,128	$2,422	$294	$10	$773	$1,629
June 30, 2014	6,192	2,786	1,304	1	1,094	1,007
Change	(1,064)	(364)	(1,010)	9	(321)	622

Explanation of change
Rents to market rates	239	95	—	—	—	144
Increased/(decreased) occupancy	(118)	24	—	—	—	(142)
Property Held for Sale	—	—	(745)	—	—	745
Property sold	(1,192)	(483)	(265)	—	(317)	(127)
Acquisition	7	—	—	—	—	7
Other	—	—	—	9	(4)	(5)
Change	$(1,064)	$(364)	$(1,010)	$9	$(321)	$622

Rental financial highlights by property type are presented in the table below for the three months ended June 30, 2015, ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net after
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Fractured condominiums	$2,394	$1,046	$65	$4	$393	$886
Commercial	150	137	12	—	—	1
Total	$2,544	$1,183	$77	$4	$393	$887

Revenues – REO - Rental Operations, net after mortgage interest (continued)

Major areas of change from the three months ended June 30, 2015, compared to the same period in 2014 are summarized in the following table, ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net after
For the three months ended,	Income	Expenses	Depreciation	Fees	Interest	Interest
June 30, 2015	$2,544	$1,183	$77	$4	$393	$887
June 30, 2014	3,215	1,400	653	1	548	613
Change	(671)	(217)	(576)	3	(155)	274

Explanation of change
Rents to market rates	46	33	—	—	—	13
Increased/(decreased) occupancy	(80)	13	—	—	—	(93)
Property Held for Sale	—	—	(464)	—	—	464
Property sold	(644)	(263)	(112)	—	(158)	(111)
Acquisition	7	—	—	—	—	7
Other	—	—	—	3	3	(6)
Change	$(671)	$(217)	$(576)	$3	$(155)	$274

Revenues – REO – Interest on Mortgages

Interest expense incurred on mortgages payable secured by REO acquired through foreclosure decreased by $155,000 and $321,000 for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively.

The decreased interest expense on mortgages is primarily due to the reduction of the mortgage loan balance payable resulting from monthly principal paydown, and the payoff of loans due to sale of REO held as collateral.

The table below recaps the mortgage payable averages at, and for the six months ended June 30 ($ in thousands).

	Average		Weighted
	Mortgage		Average
	Loan	Interest	Interest
Year	Balance	Expense	Rate
2015	$40,675	$773	3.73%
2014	$48,614	$1,093	4.28%

Revenues – REO – Realized gains/(losses) on REO sales

The year-over-year increases in realized gain on REO sales is due to increased disposition of REO as real estate market conditions have improved.

The following transactions closed during the three months ended June 30, 2015.

-	Sold four of thirteen remaining units in a condominium complex in Alameda County during the quarter with a gain of approximately $708,000.
-	Sold eight-unit apartment complex w/condominium overlay in Solano County in April for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold 32 units in a condominium project in Alameda County in April with a gain of approximately $979,000.
-	Sold one condominium unit located in San Francisco in May for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold two of four remaining units at condominium complex in Contra Costa County in the quarter with a gain of approximately $238,000.
-	Sold three tenants in common units in San Francisco in June with a loss of approximately $253,000 after taking into account a previously recoded valuation reserve.

Revenues – REO – Realized gains/(losses) on REO sales (continued)

The following transactions closed during the three months ended March 31, 2015.
-	Sold two of six units in a condominium complex located in Contra Costa County in the quarter with a gain of approximately $220,000.
-	Sold a single family home located in Orange County in March for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold the last of four units in a condominium complex located in Alameda County in January with a gain of approximately $100,000.

Revenues – REO – Impairment (loss)/gain

The REO impairment (loss)/gain is primarily driven by specific reserves, associated with the estimated net realizable value of properties, as analyzed each year.  The impairment gain for the three and six months ended June 30, 2015 was $263,000 and $573,000, respectively.  The increase in impairment gain is due to changes in the estimated net realizable value of the REO, and sales of REO in an increasingly favorable real estate market.

Operations Expense

Significant changes to operations expense areas for the six month period ended June 30, 2015 compared to the same period in 2014 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the six months ended,
June 30, 2015	$577	$367	$971	$500	$116	$2,531
June 30, 2014	340	379	923	214	43	1,899
Change	237	(12)	48	286	73	632

Explanation of change
Loan Balance Increase	174	—	—	—	—	174
Manager Fee’s Waived	63	—	—	—	—	63
Manager Expense Allocations	—	—	48	—	—	48
Professional Service Timing	—	—	—	186	—	186
Legal Costs – Tender Offer	—	—	—	100	—	100
Capital Balance Decrease	—	(12)	—	—	—	(12)
REO Sales – LLC Tax	—	—	—	—	44	44
Other	—	—	—	—	29	29
Change	$237	$(12)	$48	$286	$73	$632

Significant changes to operations expense areas for the three month period ended June 30, 2015 compared to the same period in 2014 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended,
June 30, 2015	$293	$183	$443	$266	$116	$1,301
June 30, 2014	214	189	414	106	37	960
Change	79	(6)	29	160	79	341

Explanation of change
Loan Balance Increase	79	—	—	—	—	79
Manager Fee’s Waived	—	—	—	—	—	—
Manager Expense Allocations	—	—	29	—	—	29
Professional Service Timing	—	—	—	60	—	60
Legal Costs – Tender Offer	—	—	—	100	—	100
Capital Balance Decrease	—	(6)	—	—	—	(6)
REO Sales – LLC Tax	—	—	—	—	44	44
Other	—	—	—	—	35	35
Change	$79	$(6)	$29	$160	$79	$341

- Mortgage servicing fees

The increase in mortgage servicing fees is due to the increase in the average secured loan balance and a change in the portion of fees waived by RMC, a general partner.  Fees are charged at the annual rate of 1.5%, and prior to April 2014, RMC at its sole discretion, waived 0.5% of the annual rate.  There is no guarantee RMC will waive any portion of this fee in the future.

 - Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management.  Total capital at June 30, 2015 and 2014 was $184.3 million and $190.0 million, respectively.

 - Costs from RMC

The increase in costs from RMC was due to a revision in the managers expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), done in accordance with the partnership agreement.

 - Professional services

Professional services, including audit & tax fess, increased due primarily to changes in the timing of services rendered, and legal costs related to the tender offer.

Loans/Allowance for Loan Losses

The tables below show the 2015 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of June 30, 2015 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2015	$48,049	$22,968	$71,017
Loans funded or acquired	20,980	—	20,980
Principal collected	(12,468)	(3,474)	(15,942)
Loans sold to affiliates	(4,637)	—	(4,637)
Foreclosures	—	—	—
Other-loans charged off	—	(65)	(65)
Principal, June 30, 2015	$51,924	$19,429	$71,353

Portfolio characteristics
Number of secured loans	48	13	61
Average secured loan-principal	$1,082	$1,495	$1,170
Largest secured loan-principal	$4,945	$16,312	$16,312
Smallest secured loan-principal	$130	$95	$95
Number of counties	17	10	21
Average interest rate	8.7%	5.5%	7.8%
Number of loans with workout agreements	—	2	2
Aggregate workout principal balance	$—	$385	$385
Number of loans with active modifications	—	2	2
Aggregate modifications principal balance	$—	$699	$699

The Ongoing portfolio has a weighted average interest rate of 8.7% compared to 5.5% for the Legacy portfolio.  The difference is primarily due to reducing interest rates from collection efforts through loan modifications and workout agreements over past years on Legacy loans.

As of June 30, 2015, the partnership’s largest Ongoing loan, in the unpaid principal balance of $4,945,000 (representing 10% of outstanding secured Ongoing principal balance and 3% of total partnership assets) has an interest rate of 8% and is secured by a residential property located in San Mateo, California.  This loan matures on January 1, 2018 unless the borrower exercises a right of extension.

As of June 30, 2015, the partnership’s largest Legacy loan, in the unpaid principal balance of $16,312,000 (representing 84% of outstanding secured Legacy principal balance and 9% of total partnership assets) has an interest rate of 5.00% and is secured by 75 units in a 128 unit condominium complex located in Contra Costa County, California.  This loan matured April 1, 2012.  A court appointed receiver is overseeing the management of the property and exploring the market for the disposition of the remaining units.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned and to a lesser degree, retention of income when profitable for the source of funds for new loans.

Cash flows by operating function for the three and six months ended June 30, 2015 and 2014 are summarized in the following table ($ in thousands).

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Loan earnings and payments
Interest	$1,769	$741	$2,800	$1,349
Other loan income	14	21	19	28
Operations expense	(1,322)	(1,567)	(2,467)	(2,242)
Principal payments and recoveries	14,081	6,359	15,945	13,005
Total cash from loan earnings	14,542	5,554	16,297	12,140

Loans originated, net	(8,689)	(12,638)	(16,343)	(20,513)
Advances on loans	18	(58)	(103)	(59)
Total cash from loan production	(8,671)	(12,696)	(16,446)	(20,572)

Cash from loan earnings and production	5,871	(7,142)	(149)	(8,432)

REO operations, sales and development
Rental operations, net	602	1,026	2,377	2,617
Holding costs	(738)	629	(1,135)	(320)
Proceeds from real estate sales	13,162	393	14,341	3,445
Cash from REO operations, sales
and development	13,026	2,048	15,583	5,742

Outside financing
Interest expense	(838)	(522)	(1,195)	(1,044)
Principal, net	10,068	(321)	9,866	(647)
Cash from outside financing	9,230	(843)	8,671	(1,691)

Net cash increase/(decrease) before
distributions to members	28,127	(5,937)	24,105	(4,381)

Partner withdrawals
Distributions	(573)	(562)	(1,142)	(1,119)
Early withdrawal fees	81	—	81	43
Liquidations	(4,447)	(1,503)	(6,656)	(2,821)
Cash used in partner withdrawals	(4,939)	(2,065)	(7,717)	(3,897)

Net increase/(decrease) in cash	$23,188	$(8,002)	$16,388	$(8,278)

Cash, end of period	$26,256	$8,115	$26,256	$8,115

Contractual Obligations

A summary of the contractual obligations of the partnership as of June 30, 2015 is set forth below ($ in thousands).

	Total	Less than 1 Year	1-3 Years	More than 3 years
Mortgages Payable	$45,608	$947	$14,376	$30,285

As of June 30, 2015, the partnership had no construction or rehabilitation loans outstanding.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Profits allocable to limited partners, who elect to compound profits in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 60% and 58% for 2015 and 2014, respectively.  For the three months ended June 30, 2015 and 2014, $573,000 and $562,000, respectively, was distributed to limited partners and for the six months ended June 30, 2015 and 2014, $1,142,000 and $1,119,000, respectively, was distributed to limited partners.  Any amounts distributed which exceeded net income/(loss) are a return of capital.

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

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009, the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. The partnership’s nine most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014. Limited partners were informed of our reinstitution of accepting liquidation requests and those that elected to begin liquidation had their liquidation requests added to those previously existing at the time of suspension.  Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

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

A company, not affiliated with RMI VIII, in the business of making unsolicited tender offers at deep discounts to investors in limited partnerships, filed a Schedule TO with the SEC on April 21, 2015, initiating a tender offer to acquire up to $30 million in units of limited partnership at an offering price of 20% of the investors current stated capital account.  The tender offer materials were subsequently mailed to the limited partners of RMI VIII.  The general partners of RMI VIII filed their response with the SEC on Schedule 14D9 recommending the limited partners not sell their units through this tender offer.  A copy of the response was mailed to all limited partners of RMI VIII.  The tender offer expired June 4, 2015.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VIII
(Registrant)

Date: August 14, 2015	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 14, 2015	By:	Michael R. Burwell, General Partner
		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner