Form 10-Q
period 2015-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2015-11-16
CIK 889123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
[   ] YES               [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Balance Sheets
September 30, 2015 (unaudited) and December 31, 2014 (audited)
($ in thousands)

ASSETS

	September 30,	December 31,
	2015	2014
Cash, in banks	$54,901	$9,868

Loans,
Secured by deeds of trust
Principal	46,721	71,017
Advances	25	726
Accrued interest	342	294
Loan balance, secured	47,088	72,037

Unsecured	74	92
Allowance for loan losses	(187)	(8,578)

Loans, net	46,975	63,551

Real estate owned (REO)	102,511	147,112
Mortgages payable	(27,654)	(35,742)
REO, net	74,857	111,370

Other assets, net	4,777	4,568

Total assets	$181,510	$189,357

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$608	$417
Payable to affiliate	12	545
Total liabilities	620	962

Partners’ capital
Limited partners’ capital, subject to redemption, net	189,233	196,490
General partners’ capital (deficit)	(926)	(986)
Total partners’ capital, net	188,307	195,504

Non-controlling interest	—	475

Receivable from affiliate (formation loan)	(7,417)	(7,584)
Partners’ capital subject to redemption, net of non-controlling interest and
formation loan	180,890	188,395

Total liabilities and partners’ capital	$181,510	$189,357

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Income Statements
For the Three and Nine Months Ended September 30, 2015 and 2014
($ in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net
Loans
Interest income	$1,099	$872	$3,982	$2,318
Late fees	7	4	27	23
Revenue, loans	1,106	876	4,009	2,341

Provision for (recovery of) loan losses	564	—	964	(160)

Loans, net	542	876	3,045	2,501

REO
Rental operations, net	1,173	1,414	3,575	3,514
Interest on mortgages	(641)	(546)	(1,413)	(1,640)
Rental operations, net after mortgage interest	532	868	2,162	1,874

Realized gains/(losses) on REO sales	1,871	184	3,863	187
Impairment (loss)/gain	—	—	573	—
Holding costs, net of REO miscellaneous income	113	(25)	31	(76)

REO, net	2,516	1,027	6,629	1,985

Formation loan imputed interest	124	105	338	314
Amortization of discount on formation loan	(124)	(105)	(338)	(314)

Total revenues, net	3,058	1,903	9,674	4,486

Operations Expense
Mortgage servicing fees	255	233	832	573
Asset management fees	181	187	548	567
Costs from Redwood Mortgage Corp.	486	440	1,457	1,362
Professional services	231	150	731	365
Other	(3)	20	114	64

Total operations expense	1,150	1,030	3,682	2,931

Net income	$1,908	$873	$5,992	$1,555

Net income

Limited partners (99%)	$1,889	$864	$5,932	$1,539
General partners (1%)	19	9	60	16
	$1,908	$873	$5,992	$1,555

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2015
($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Redemption, net	Capital	Capital

Balance, December 31, 2014	$196,490	$(986)	$195,504
Net income	5,932	60	5,992
Distributions	(1,755)	—	(1,755)
Liquidations	(11,434)	—	(11,434)

Balance, September 30, 2015	$189,233	$(926)	$188,307

For the Three Months Ended September 30, 2015
($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Redemption, net	Capital	Capital

Balance, June 30, 2015	$192,735	$(945)	$191,790
Net income	1,889	19	1,908
Distributions	(613)	—	(613)
Liquidations	(4,778)	—	(4,778)

Balance, September 30, 2015	$189,233	$(926)	$188,307

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2015 and 2014
($ in thousands) (unaudited)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014

Cash from Operations
Interest received	$1,133	$832	$3,933	$2,181
Other loan income	7	(5)	27	23
Operations expense	(2,083)	(537)	(4,550)	(2,779)
Rental operations, net	1,219	2,088	4,246	5,658
Holding costs	113	(18)	37	(59)
Mortgage interest and borrowing related fees	(429)	(543)	(1,624)	(1,587)

Total cash from operations	(40)	1,817	2,069	3,437

Cash from Investing Activities
Loans
Principal collected on loans - secured	11,403	2,873	27,345	15,868
Unsecured loan payments received (made)	16	5	18	15
Loans originated	(3,383)	(15,590)	(24,363)	(38,497)
Loans sold to affiliates	300	—	4,937	2,394
Advances on loans	(31)	20	(133)	(39)
Total - Loans	8,305	(12,692)	7,804	(20,259)
REO
Sales	44,204	17,480	58,545	20,925
Development	(565)	(363)	(1,800)	(1,316)
Non-controlling interest	—	(317)	(475)	(596)
Total - REO	43,639	16,800	56,270	19,013

Total cash from investing activities	51,944	4,108	64,074	(1,246)

Cash from Financing Activities
Mortgages taken	—	—	27,747	—
Principal payments	(17,954)	(6,746)	(35,835)	(7,393)

Total cash from financing activities	(17,954)	(6,746)	(8,088)	(7,393)

Net increase/(decrease) in cash before distributions	33,950	(821)	58,055	(5,202)

Cash – partner liquidations	(4,778)	(1,804)	(11,434)	(4,625)
Early withdrawal fees	86	—	167	43
Cash – partner distributions	(613)	(570)	(1,755)	(1,689)

Net increase/(decrease) in cash	28,645	(3,195)	45,033	(11,473)

Cash and cash equivalents, beginning of period	$26,256	$8,115	$9,868	$16,393

Cash and cash equivalents, September 30	$54,901	$4,920	$54,901	$4,920

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Consolidated Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2015 and 2014
($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Cash flows from operations
Net income	$1,908	$873	$5,992	$1,555
Adjustments to reconcile net income to net cash
provided by (used in) operations
Amortization of borrowings-related origination fees	221	4	271	53
Imputed interest on formation loan	(124)	(105)	(338)	(314)
Amortization of discount on formation loan	124	105	338	314
Provision for (recovery of) loan losses	564	—	964	(160)
REO – depreciation	—	317	301	1,632
REO – loss/(gain) on disposal	(1,871)	(184)	(3,863)	(187)
REO – impairment gain	—	—	(573)	—

Change in operation assets and liabilities
Accrued interest	34	(40)	(49)	(137)
Allowance for loan losses-recoveries	25	—	25	50
Receivable from affiliate	52	105	—	33
Other assets	(45)	362	(87)	529
Accounts payable	(254)	364	(379)	83
Payable to affiliate	(674)	16	(533)	(14)
Net cash provided by (used in) operations	$(40)	$1,817	$2,069	$3,437

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on
loans, net of liabilities assumed	$8,010	$—	$8,010	$360

Cash paid for interest	$650	$549	$1,468	$1,642

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission, or SEC. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership, or RMI VIII or the partnership, was organized in 1993. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making and investing in loans secured by deeds of trust on California real estate.

The general partners of the partnership are Redwood Mortgage Corp., or RMC, and Michael R. Burwell, or Burwell, an individual (prior to its merger into RMC effective June 30, 2015, RMC’s then wholly-owned subsidiary Gymno LLC, or Gymno, was a general partner). The general partners are solely responsible for partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC. Michael Burwell is the president and majority shareholder of RMC (through his holdings and beneficial interests in certain trusts). The general partners are required to contribute to capital 1/10 of 1% (0.1%) of the aggregate capital contributions of the limited partners. As of September 30, 2015, the general partners had contributed capital in accordance with Section 4.1 of the partnership agreement.

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

On the mortgage loans originated for RMI VIII, RMC may collect loan brokerage commissions, or points, limited to an amount not to exceed four percent (4%) per year of the total partnership assets. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. The proceeds from loan brokerage commissions and other fees earned are the source of funds for the repayment of the formation loans by RMC.

Profits and losses are allocated among the limited partners according to their respective capital accounts after one percent (1%) of profits and losses is allocated to the general partners, and are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.

RMC and Burwell, as the general partners, are entitled to one percent (1%) of the profits and losses of RMI VIII. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent of the general partners’ equity deficit.

Limited partners should refer to the partnership agreement for a more complete description of the foregoing provisions.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009, the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital, which in effect resulted in a suspension of capital liquidation payments. The bank loan was paid off in September 2012. The partnership’s ten most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014. Limited partners were informed of our reinstitution of accepting liquidation requests, and those that elected to begin liquidation had their liquidation requests added to those previously existing at the time of suspension.  Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

In summary, the priority order states liquidation payments will be made first to limited partners withdrawing capital accounts according to the five-year or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts per the accelerated provision, then to other limited partners withdrawing capital accounts per the accelerated provision, then to executors, heirs or other administrators withdrawing capital accounts upon the death of a limited partner, and finally to all other limited partners withdrawing capital accounts.  As the partnership intends to continue to accept liquidation requests in future quarters, these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

Partnership offerings

Total partnership units sold were $299,813,000, from approved aggregate offerings of $300,000,000.  No additional offerings are contemplated at this time.

Sales commissions - formation loans

Sales commissions are paid by RMC, and not paid directly by the partnership out of the offering proceeds from sales of partnership units. Instead, RMI VIII loaned to RMC amounts to pay all sales commissions and amounts payable in connection with unsolicited orders.  This loan is unsecured and non-interest bearing and is referred to as the “formation loan,” and was contemplated to be repaid equally over a ten year period commencing the year after the close of a partnership offering.  The formation loan is included as part of partnership capital in the consolidated balance sheets.  As payments on the formation loan are received from RMC, the deduction from capital will be reduced.  Interest has been imputed at the market rate of interest in effect in the years the offering closed.  If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Sales commissions - formation loans (continued)

RMC acts as the broker in originating mortgage loans for RMI VIII.  The corresponding brokerage commissions paid by borrowers from mortgage loans made by the partnership are the primary source of cash used by RMC to repay the formation loan.  RMI VIII was prohibited by its lending banks from originating new loans under the terms of an Amended and Restated Loan Agreement dated October 2010, and a preceding forbearance agreement that was in effect in the fourth quarter of 2009, until the bank loan was repaid in full, in September 2012.  The amended loan and forbearance agreements were the result of a technical (i.e. non-payment) covenant default under the original loan.  As a result, RMC was deprived of the opportunity to earn and receive loan brokerage commissions on loans by RMI VIII for the period from the fourth quarter of 2009 continuing through September 30, 2012, a period of almost three years.  During that period, despite receiving no loan brokerage commissions, RMC continued to make the annual formation loan payments of approximately $1.8 million per year (or $5.4 million for the three years) from its own cash reserves that existed as of the date of the forbearance agreement.  Per Section 10 of the RMI VIII partnership agreement which references the repayment of the formation loan from loan brokerage commissions, RMC believes it had a reasonable position for suspending the annual formation loan payments during the period of prohibited lending, but RMC elected not to suspend payments during the time period referred to above and, instead, continued to make annual formation loan payments due to concerns that the lending banks would view nonpayment of the formation loan as another technical loan default that might have led to a “distressed sale” liquidation of RMI VIII’s assets, resulting in substantial loss of limited partners’ capital.

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

Sales commissions paid to brokers ranged from 0% (units sold by general partners) to 9% of gross offering proceeds.  The partnership had anticipated the sales commissions would approximate 7.6% based on the assumption that 65% of investors will elect to reinvest profits, thus generating full 9% commissions.  The actual sales commission percentage for all offerings of RMI VIII units combined was 7.5%.

Income taxes and Partners’ capital – tax basis

Federal and state income taxes are the obligation of the partners, if and when taxes apply, other than for the annual California franchise tax paid by the partnership, and any California LLC cash receipts taxes paid by its subsidiaries.

Term of the partnership

The term of the partnership will continue until 2032, unless sooner terminated as provided in the limited partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America or “GAAP”, requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the valuation of impaired loans, if any, (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, if any, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

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
September 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions.  Appraisals of commercial real property generally present three approaches to estimating value:  (1) market comparables or sales approach; (2) cost to replace and (3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition).  In some prior years, as has been previously noted, the appraisal process, was further complicated by the low transaction volumes of which a very high percentage were considered to be distressed sales, and other poor market conditions.

Management has the requisite familiarity with the real estate markets it lends in generally and of the properties lent on specifically to analyze sales comparables and assess their suitability or applicability.  Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, partnership cash balances in banks exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal).  Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums and attorneys fees.  Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

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
September 30, 2015 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rental income/ depreciation

Rental income is recognized when earned in accordance with the lease agreement.  For commercial leases, the costs associated with originating the lease are amortized over the lease term.  Residential lease terms generally range from month-to-month to one-year, and the expenses of originating the lease are expensed as incurred. Real estate owned that is designated held for sale is not depreciated.  Real estate that was designated held for investment, and rented was depreciated on a straight-line basis over the estimated useful life of the property.

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the partnership’s reported financial position or results of operations.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $19,000 and $9,000 for the three months ended September 30, 2015 and 2014, respectively, and $60,000 and $16,000 for the nine months ended September 30, 2015 and 2014, respectively.

Formation loan

The formation loan transactions are summarized in the following table at September 30, 2015 ($ in thousands).

Formation loan made	$22,567
Unamortized discount on formation loan	(1,826)
Formation loan made, net	20,741
Repayments to date	(14,297)
Early withdrawal penalties applied	(853)
Formation loan, net	5,591
Unamortized discount on formation loan	1,826
Balance, September 30, 2015	$7,417

Interest has been imputed at the market rate of interest in effect at the time of the offerings which ranged from 4.0% to 9.5%.  During the three months ended September 30, 2015 and 2014, approximately $124,000 and $105,000, respectively, were recorded related to amortization of the discount on imputed interest, and for the nine months ended September 30, 2015 and 2014, $338,000 and $314,000, respectively, were recorded.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

The scheduled payments on the formation loan are presented in the following table ($ in thousands).

2015	$650
2016	650
2017	650
2018	650
2019	650
Thereafter	4,167
Total	$7,417

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

The following commissions and/or fees are paid by the borrowers to the general partners and their affiliates and are not an expense of the partnership.

 - Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. Loan brokerage commissions paid to the general partners by the borrowers were $71,045 and $316,525 for the three months ended, and $515,702 and $750,838 for the nine months ended September 30, 2015 and 2014, respectively.

 - Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Other fees totaled $8,778 and $11,435, for the three months ended, and $53,148 and $25,492 for the nine months ended, September 30, 2015 and 2014, respectively.

The following commissions and fees are paid by the partnership to RMC.

- Mortgage servicing fees

RMC may earn mortgage servicing fees of up to one and a half percent (1.5%) annually of the unpaid principal of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located from RMI VIII.  Historically, RMC charged one percent (1%) annually, and at times waived additional amounts to improve the partnership’s earnings.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  RMC does not use any specific criteria in determining the amount of fees, if any, to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

Mortgage servicing fees paid to RMC are presented in the following table for the three and nine months ended September 30, 2015 and 2014 ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Chargeable by RMC	$255	$233	$832	$636
Waived by RMC	—	—	—	(63)
Charged	$255	$233	$832	$573

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

Asset management fees were approximately $181,000 and $187,000 for the three month ended, and $548,000 and $567,000 for the nine months ended September 30, 2015 and 2014, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

- Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operations expense incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Expenses reimbursed to RMC totaled $486,000 and $440,000 for the three months ended, and $1,457,000 and $1,362,000 for the nine months ended September 30, 2015 and 2014, respectively.  RMC did not waive its right to request reimbursement of any qualifying charges during any period reported.

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

As of September 30, 2015, 44 (80%) of the partnership’s loans (representing 91% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause.

As of September 30, 2015, 29 (53%) of the loans outstanding (representing 67% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine and three months ended September 30, 2015 and 2014 ($ in thousands).

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
Principal, beginning of period	$71,353	$59,031	$71,017	$51,890
Loans funded or acquired	3,383	15,590	24,363	38,497
Principal payments received	(11,403)	(2,873)	(27,345)	(15,868)
Loans sold to affiliates	(300)	—	(4,937)	(2,394)
Foreclosures	(16,312)	—	(16,312)	(360)
Other - loans charged off against allowance	—	—	(65)	(17)
Principal, September 30	$46,721	$71,748	$46,721	$71,748

During the nine months ended September 30, 2015 the partnership renewed three loans with an aggregate principal of $5.3 million, not included in the activity shown on the table above, two of which paid off in full during the three months ending September 30, 2015.  There were no renewals for the nine months ended September 30, 2014.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30,	December 31,
	2015	2014
Number of secured loans	55	48
Secured loans – principal	$46,721	$71,017
Secured loans – lowest interest rate (fixed)	5.0%	4.0%
Secured loans – highest interest rate (fixed)	11.0%	10.5%

Average secured loan – principal	$849	$1,480
Average principal as percent of total principal	1.8%	2.1%
Average principal as percent of partners’ capital	0.5%	0.8%
Average principal as percent of total assets	0.5%	0.8%

Largest secured loan – principal	$4,000	$16,312
Largest principal as percent of total principal	8.6%	23.0%
Largest principal as percent of partners’ capital	2.2%	8.7%
Largest principal as percent of total assets	2.2%	8.6%

Smallest secured loan – principal	$95	$80
Smallest principal as percent of total principal	0.2%	0.1%
Smallest principal as percent of partners’ capital	0.1%	0.0%
Smallest principal as percent of total assets	0.1%	0.0%

Number of counties where security is located (all California)	20	20
Largest percentage of principal in one county	21.2%	28.1%

Number of secured loans in foreclosure status	1	3
Secured loans in foreclosure – principal	$345	$17,220

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2015, the partnership’s largest loan, in the unpaid principal balance of approximately $4,000,000 (representing 8.6% of outstanding secured loans and 2.2% of partnership total assets) has an interest rate of 8.50%, is secured by a commercial building in San Francisco County, and has a maturity of October 1, 2015, with an extension pending.  Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs and due to restructuring of existing loans.

The partnership may make construction loans that are not fully disbursed at loan inception. Construction loans are determined to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multi-family properties. The partnership will approve and fund the construction loan up to a maximum loan balance. Disbursements will be made periodically as phases of the construction are completed or at such other times as the loan documents may require. Undisbursed construction funds will be held in escrow pending disbursement. Upon project completion, construction loans are reclassified as permanent loans. Funding of construction loans is limited to 10% of the loan portfolio. As of September 30, 2015, the partnership had no construction loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loan characteristics (continued)

The partnership may also make rehabilitation loans. A rehabilitation loan will be approved up to a maximum principal balance and, at loan inception, will be either fully or partially disbursed. A rehabilitation loan escrow account is fully funded and advanced periodically as phases of the rehabilitation are completed or at such other times as the loan documents may require. The rehabilitation loan proceeds are generally used to acquire and remodel single family homes for future sale or rental. As of September 30, 2015, the partnership had no rehabilitation loans outstanding.

Lien position

At funding secured loans had the following lien positions and are presented in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	32	$28,916	61%	29	$58,169	82%
Second trust deeds	22	17,529	38	18	12,566	17
Third trust deeds	1	276	1	1	282	1
Total secured loans	55	46,721	100%	48	71,017	100%
Liens due other lenders at loan closing		27,846			27,744

Total debt		$74,567			$98,761

Appraised property value at loan closing		$144,851			$185,332

Percent of total debt to appraised
values (LTV) at loan closing(1)		51.5%			53.3%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Property type

Secured loans summarized by property type are presented in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30, 2015			December 31, 2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	36	$28,131	60%	29	$36,545	52%
Multi-family	1	584	1	2	2,971	4
Commercial	16	17,036	37	15	28,452	39
Land	2	970	2	2	3,049	5
Total secured loans	55	$46,721	100%	48	$71,017	100%

(2)
Single family property type as of September 30, 2015 consists of 16 loans with principal of approximately $12,717,000 that are owner occupied and 20 loans with principal of approximately $15,414,000 that are non-owner occupied. At December 31, 2014, single family property consisted of 17 loans with principal of approximately $8,126,000 that were owner occupied and 12 loans with principal of approximately $28,420,000 that were non-owner occupied.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.

A concentration in condominium or condominium complexes may pose additional or increased risk. In the case of condominiums, a board of managers generally has discretion to make decisions affecting the condominium, including regarding assessments to be paid by the unit owners, insurance to be maintained on the building and the maintenance of that building, which may have an impact on the partnership loans that are secured by such condominium properties.

 The partnership may have less flexibility in foreclosing on the collateral for a loan secured by condominiums upon a default by the borrower. Among other things, the partnership must consider the governing documents of the homeowners association and the state and local laws applicable to condominium units, which may require an owner to obtain a public report prior to the sale of the units.

As of September 30, 2015, two of the partnership’s loans with a principal balance of $993,000 were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Francisco	$9,208	19.7%	$19,969	28.1%
Contra Costa	328	0.7	18,090	25.5
San Mateo	9,905	21.2	11,525	16.2
Marin	674	1.4	855	1.2
Santa Clara	4,928	10.6	2,917	4.1
Alameda	2,134	4.6	2,758	3.9
Solano	2,575	5.5	2,575	3.6
Napa	980	2.1	990	1.4
	30,732	65.8	59,679	84.0

Other Northern California
Yolo	—	—	2,800	3.9
Santa Cruz	947	2.0	1,000	1.4
Sacramento	422	0.9	224	0.3
Monterey	1,369	3.0	173	0.3
El Dorado	2,045	4.4	—	—
Calaveras	157	0.3	167	0.3
San Benito	95	0.2	96	0.1
	5,035	10.8	4,460	6.3

Total Northern California	35,767	76.6	64,139	90.3

Los Angeles & Coastal
Los Angeles	8,156	17.5	2,930	4.1
Orange	670	1.4	1,438	2.0
Ventura	344	0.7	347	0.5
San Diego	375	0.8	750	1.1
	9,545	20.4	5,465	7.7

Other Southern California
San Bernardino	1,300	2.8	1,300	1.8
Kern	109	0.2	113	0.2
	1,409	3.0	1,413	2.0

Total Southern California	10,954	23.4	6,878	9.7

Total Secured Loans Balance	$46,721	100.0%	$71,017	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30, 2015		December 31, 2014
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	—	$—
90-179 days	—	—	1	96
180 or more days	—	—	4	17,450
Total past due	—	—	5	17,546
Current		46,721		53,471
Total secured loan balance	—	$46,721	5	$71,017

At December 31, 2014, the partnership’s largest loan, with an unpaid principal balance of $16,312,000, was included in the table above at 180 or more days delinquent, respectively. This loan was secured by 74 units in a condominium complex with 128 total units, located in Contra Costa County, California. In September 2015, the property was foreclosed upon and is included in the REO at September 30, 2015.

At September 30, 2015, the partnership had one workout agreement in effect with a principal of $157,000. The borrower had made all required payments under the workout agreements, and was included in the above table as current. The loan was designated as impaired.

There was no interest income accrued on loans contractually past due 90 days or more as to principal or interest payments during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for the nine months ended September 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	September 30, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	3	$3,233	5	$3,947
New modifications	—	—	—	—
Paid off/Foreclosed	(1)	(1,997)	(2)	(374)
Principal Collected	—	(542)	—	(340)
Ending Balance	2	$694	3	$3,233

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for the nine months ended September 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	September 30, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	3	$488	3	$1,097
New agreements	—	—	1	97
Paid off/Foreclosed	(1)	(225)	—	—
Expired/Voided	(1)	(95)	(1)	(665)
Principal collected	—	(11)	—	(41)
Balance, end of period	1	$157	3	$488

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table for the nine months ended September 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	September 30, 2015		December 31, 2014
	Active	Principal	Active	Principal
Balance, January 1	4	$3,599	5	$4,228
New agreements	—	—	—	—
Paid off/Foreclosed	(3)	(2,821)	(1)	(325)
Principal collected	—	(621)	—	(304)
Balance, end of period	1	157	4	$3,599

Provision for loan losses		$25		$120

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of September 30, 2015	Loans	Principal	Percent
2015(4)	3	$4,694	10%
2016	14	12,792	27
2017	17	15,138	32
2018	3	880	2
2019	8	7,251	16
2020	7	4,336	9
Thereafter	2	1,535	3
Total future maturities	54	46,626	99
Matured as of September 30, 2015	1	95	1
Total Secured loan balance	55	$46,721	100%

(4)	Loans maturing in 2015 from October 1 to December 31.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

Matured loans

Secured loans past maturity are summarized in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30,	December 31,
	2015	2014
Number of loans(5)(6)	1	4
Principal	$95	$17,316
Advances	—	719
Accrued interest	—	—
Total Secured loan balance	$95	$18,035
Percent of principal	1%	24%

(5)	The secured loans past maturity include one and four loans as of September 30, 2015 and December 31, 2014, respectively, which are also included in the secured loans in non-accrual status.
(6)	The secured loans past maturity include zero and four loans as of September 30, 2015 and December 31, 2014, respectively, which are also included in the secured loans delinquency.

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30,	December 31,
	2015	2014
Number of loans	2	7
Principal	$328	$17,937
Advances	2	724
Accrued interest	—	—
Loan balance	$330	$18,661

Foregone interest	$—	$884

At September 30, 2015 and December 31, 2014, there were no loans contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30,	December 31,
	2015	2014
Principal	$485	$20,461
Recorded investment(7)	$492	$21,200
Impaired loans without allowance	$330	$3,769
Impaired loans with allowance	$162	$17,431
Allowance for loan losses, impaired loans	$25	$8,565

(7)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the nine months ended September 30, 2015 and the year ended December 31, 2014 ($ in thousands).

	September 30,	December 31,
	2015	2014
Average recorded investment	$10,846	$21,425
Interest income recognized	$33	$180
Interest income received in cash	$33	$270

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the nine months ended September 30, 2015 and 2014 ($ in thousands).

	2015	2014
Balance, January 1	$8,578	$8,790

Provision for (recovery of) loan losses	964	(160)

Charge-offs, net
Charge-offs	(9,380)	(102)
Recoveries	25	50
Charge-offs, net	(9,355)	(52)

Balance, September 30	$187	$8,578

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	13.13%	0.08%

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 4 – LOANS (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type are presented in the following table as of September 30, 2015 and December 31, 2014 ($ in thousands).

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Allowance for loan losses

Secured loans by property type
Single family	$187	60%	$8,578	52%
Multi-family	—	1	—	4
Commercial	—	39	—	44
Total for secured loans	$187	100	$8,578	100

Unsecured Loans	$—	100%	$—	100%

Total allowance for loan losses	$187	100%	$8,578	100%

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and nine months ended September 30, 2015 ($ in thousands).

	Three Months Ended	Nine Months Ended
Balance, beginning of period	$136,270	$147,112
Acquisitions	8,321	8,446
Dispositions	(42,333)	(54,682)
Improvements/betterments	253	1,362
Change in net book value	—	573
Depreciation	—	(300)
Balance, end of period	$102,511	$102,511

At September 30, 2015, all properties are designated held for sale.  For purposes of comparability, prior period data was reclassified from held for investment to held for sale, as if the designation had happened at January 1 for the periods presented.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

REO summarized by property classification is presented in the following table ($ in thousands).

	September 30, 2015		December 31, 2014
	Properties	NBV	Properties	NBV
Property classification
Rental	10	$87,316	13	$127,313
Non-Rental	3	4,518	4	5,048
Development	1	10,677	3	14,751
Total REO, net	14	$102,511	20	$147,112

Rental properties consist of the following ten properties at September 30, 2015;
-	In Alameda County, 4 units in a condominium complex
-	In Amador County, a commercial property
-	In Contra Costa County, 74 units in a condominium complex
-	In Contra Costa County, a commercial property
-	In Contra Costa County, 1 unit in a condominium complex
-	In Contra Costa County, 29 units in a condominium complex
-	In Los Angeles County, a 126 unit condominium complex
-	In Los Angeles County, 72 units in a condominium complex
-	In San Francisco County, 13 units in a condominium complex
-	In San Francisco County, a commercial property

Non-Rental properties consist of the following three properties at September 30, 2015;
-	In Fresno County, a partially completed home subdivision
-	In Marin County, approximately 13 acres zoned for residential development
-	In Stanislaus County, approximately 14 acres zoned commercial

Development properties consist of the following one property at September 30, 2015;
-	A property located in Los Angeles County, presently zoned and entitled as mixed use, principally residential

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

The earnings from rental operations are presented in the following table for the three and nine months ended, September 30, 2015 and 2014 ($ in thousands).

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Rental income	$2,336	$3,140	$7,464	$9,331
Operating expenses, rentals
Administration and payroll	354	397	1,041	1,138
Homeowner association fees	151	213	527	651
Professional services	21	31	38	98
Utilities and maintenance	302	335	846	944
Advertising and promotions	24	33	61	89
Property taxes	270	357	890	1,066
Other	36	47	177	213
Total operating expenses, rentals	1,158	1,413	3,580	4,199
Net operating income	1,178	1,727	3,884	5,132
Depreciation	—	311	294	1,615
Receiver fees	5	2	15	3
Rental operations, net	1,173	1,414	3,575	3,514
Interest on mortgages	641	546	1,413	1,640
Rental operation, net of mortgage interest	$532	$868	$2,162	$1,874

Leases on residential properties are one-year lease terms or month to month.  There is one commercial lease with a three-year term for annual rent payments of approximately $85,000.  The lease expires in August 2017, with an option to extend.

The following transactions closed during the three months ended September 30, 2015;
-	Sold five of nine remaining units in a condominium complex in Alameda County with a gain of approximately $899,000.
-	Sold 260 units in a condominium complex in Sacramento County with a gain of approximately $686,000.
-	Sold one of two remaining units in a condominium complex in Contra Costa County with a gain of approximately $140,000.
-	Sold one commercial condominium unit in a condominium complex in San Francisco County with a gain of approximately $146,000. A total of 13 residential units remain owned by the partnership.
-	Acquired 74 residential units in a condominium complex in Contra Costa County.

The following transactions closed during the six months ended June 30, 2015;
-	Sold four of thirteen remaining units in a condominium complex in Alameda County with a gain of approximately $708,000.
-	Sold eight-unit apartment complex w/condominium overlay in Solano County for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold 32 units in a condominium project in Alameda County with a gain of approximately $979,000.
-	Sold one condominium unit located in San Francisco for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold four of six remaining units at a condominium complex in Contra Costa County during the period with a gain of approximately $458,000.
-	Sold three tenant in common units in San Francisco with a loss of approximately $253,000 after taking into account a previously recoded valuation reserve.
-	Sold the last of four units in a condominium complex located in Alameda County with a gain of approximately $100,000.
-	Sold a single family home located in Orange County for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Acquired one condominium unit in Sacramento County for approximately $125,000.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

The following transactions closed after the balance sheet date in the first week of October 2015;
-	Sold a development property in Los Angeles County with a gain of approximately $3,900,000, which was recognized in the month of sale.

Mortgages payable

Mortgages payable transactions are summarized in the following table for the nine months ended September 30, 2015 and 2014
($ in thousands).

	2015	2014
Principal, January 1	$35,742	$48,938
New mortgages taken	27,747	—
Mortgages paid-off	(35,344)	—
Principal repaid	(491)	(7,393)
Principal, September 30	$27,654	$41,545

Mortgages payable are summarized in the following table as of September 30, 2015 and December 31, 2014 (mortgage balance $ in thousands).

	September 30,	December 31,
Lender – summary of terms	2015	2014
NorthMarq Capital – Secured by a condominium complex,	$27,654	$17,715
located in Los Angeles County, matures July 1, 2022,
interest rate (2.86%) varies monthly (LIBOR plus 2.73%),
monthly payment(1)(2) $166,770
East West Bank – Secured by a fractured condominium project,	—	13,193
located in Sacramento County, matures June 1, 2017,
interest rate varies monthly (greater of Prime plus 1% or 5.50%), monthly payment(2) $78,283
CapitalSource – Secured by a condominium complex,	—	4,834
located in Los Angeles County, matures July 1, 2023,
interest rate variable (fixed until June 1, 2016 at 3.95%),
monthly payment(1)(2) $42,902
Total mortgages payable	$27,654	$35,742

(1)       Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)       Monthly payments based upon a 30-year amortization, with a balloon payment due at maturity.

Future minimum payments of principal at September 30, 2015 are presented in the following table ($ in thousands).

2015 (October 1 to December 31)	$147
2016	600
2017	617
2018	635
2019	654
Thereafter	25,001
Total	$27,654

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 6 – FAIR VALUE

The partnership does not record loans, REO, nor mortgages payable at fair value on a recurring basis.

The recorded amount of the performing loans (i.e., the loan balance) is deemed to approximate the fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized, such that the collection of the amount owed is assured, including foregone interest, if any).

Certain assets and liabilities are measured at fair value on a non-recurring basis, and these are listed below.

- Loans designated impaired (i.e., that are collateral dependent with a specific reserve)
- REO for which a valuation reserve has been recorded

Assets and liabilities measured at fair value on a non-recurring basis in the nine months ended, September 30, 2015 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	09/30/2015
Impaired loans with specific allowance, net for
which an adjustment was recorded in the year	$—	$137	$—	$137

REO for which a valuation reserve has been
recorded in the year	$—	$875	$—	$875

The following methods and assumptions are used when estimating fair value.

(a)
Secured loans, performing (i.e., not designated as impaired) (Level 2) –Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages.  Furthermore, there are no prepayment penalties to be collected and any loan buyers would be unwilling to risk paying above par. Due to these factors, sales of the loans are infrequent, and an active market does not exist.

(b)
Secured loans, designated impaired (Level 2) – Secured Loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions Level 2 inputs.

REDWOOD MORTGAGE INVESTORS VIII,
A California Limited Partnership
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

NOTE 6 – FAIR VALUE (continued)

The following methods are used depending upon the property type of the collateral of the secured loans.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sale comps via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

If applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of brokers’ opinions of value or appraisals.

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

Where adequate sale comps are not available, management will seek additional information in the form of brokers’ opinions of value or appraisals.

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
September 30, 2015 (unaudited)

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

Supplementally, and particularly when reliable net operating income is not available or the project is under development, management will seek additional information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Legal proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or protect or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of the date hereof, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

None.

NOTE 8 – SUBSEQUENT EVENTS

None, other than the REO transaction disclosed in Footnote 5.

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

Forward-Looking Statements

Certain statements in this report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control) may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on the terms or the negative of those terms. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner liquidations, the expected decline in the partnership’s REO balance and number of properties, the partnership’s full investment of cash, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the effect of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Results of Operations

General Economic Conditions

All of our mortgage loans are secured by California real estate.  Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in the state.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports.  Highlights from recently issued reports are presented below.

In the publication ‘California Economic Outlook:  October 2015’ the Wells Fargo Economics Group notes:

“California continues to enjoy strong overall economic growth, despite the state’s challenges from the ongoing draught and global economic slowdown.  Nonfarm employment has risen at a 3.0 percent annual rate for the past three years, which is a pace more than one and half times the rest of the country.  The Golden State has added 470,000 net new jobs over the past year alone, and the unemployment rate has fallen 1.3 percentage points to 6.1 percent.  Growth continues to be broad based, with hiring led by the technology and life science sectors.”

“While California’s overall numbers remain strong, the state’s challenges are every bit as daunting as they were at the start of the year.  With the exception of some brief rains earlier this summer, the drought remains unrelenting and has led to significant losses in the agricultural sector.  The slowdown in China and much of the developing world has driven the value of the dollar much higher over the past year, raising question about the viability of key export markets around the globe. The state’s high cost of living and greater regulatory burdens are also pushing more firms to relocate out of the state.  Political fights over the minimum wage and affordable housing add to the litany of concerns about doing business in California.  Furthermore, the housing recovery remains spotty, with single-family construction just a shadow of its pre-recession norm and apartment construction mostly confined to higher-end projects, which have done little to alleviate the housing affordability crisis facing the state.”

“So far, the rising tide of investment flowing into California, made possible partly by the long period of exceptionally low interest rates, has more than offset these concerns, particularly in the state’s large metropolitan areas.  Worries about equity valuations for biotechnology, life sciences, social media and information technology firms continue to percolate, however, and some firms are beginning to retrench or at least to curb their rate of expansion.”

“We expect California to hold up well amid the headwinds of slower global economic growth and rising interest rates.  While exports have slowed a bit, much of California’s trade with China and emerging economies in Asia, is by California firms sending parts and components to producers there to be assembled into finished products re-exported back to the U.S. and other developed economies.  Foreign direct investment from China does not appear to have slowed as of yet and actually pick up a bit in the near term.  The volatility in the financial markets does present some risk and may make it more difficult for aspiring tech firms to go public at attractive terms.  This would eventually reverberate back on the private equity market, which may lead to some slowing in the tech sector in 2016 or 2017, as well as the broader California economy.  We emphasize may lead to some slight slowing because worries about another tech bubble and a repeat of the devastation that followed the bursting of the tech bubble in 2001 have been voiced for the past few years.  So far, these appear to be premature. Growth in the tech sector continues to be pulled forward by strong demand for new products and technologies rather than simply pushed by an endless supply of cheap money.”

In the publication ‘California Job Growth Cools in September’ dated October 16, 2015, the Wells Fargo Economics Group notes:

“California added 8,200 net new jobs in September, much lower than the average monthly increase of 37,000 jobs since the start of the year.  The bulk of September’s payroll losses occurred in financial activities and professional, scientific & technical services, which lost 5,900 and 5,800 jobs, respectively. That latter category has been the fastest growing job category and captures much of the growth in the state’s technology sector.  It is hard to make too much of one month of slower job growth.  California has been growing much faster than the nation for the past four years and some slowing was overdue, particularly given the big jump in job growth seen in August.  That said, the national job growth has slowed and there has been a notable pick up in layoff announcements, including at a number of tech companies that may foreshadow some moderation in hiring.”

“Despite September’s smaller nonfarm employment gain, the state’s unemployment rate fell 0.2 percentage points to 5.9 percent in September, falling below 6.0 percent for the first time since November 2007.  Civilian employment, which is the measure of the number of California’s working population derived from the same survey as the unemployment rate, rose by 11,900 in September.  The civilian labor force declined by 31,600 persons.  The drop in the labor force is a long-running trend that is not unique to California.  Most of the drop in the labor force is due demographic factors, reflecting baby boomers pulling back from the labor market.”

“Unemployment rates fell across the state, with the Los Angeles area posting a huge 0.8 percentage point drop during the month, falling to non-seasonally adjusted 6.2 percent.  San Mateo County boasted the lowest unemployment rate in the state at 3.0 percent, followed closely by neighboring Bay Area counties, Marin and San Francisco, at 3.1 percent and 3.2 percent, respectively.”

Performance Highlights

Progress continued – at an accelerating pace – toward completion of the recovery strategy for RMI VIII, particularly as to the physical construction/remodeling of REO properties and improvement in the Net Operating Income (NOI) for rental properties by improved tenanting, at rents at or above market and with significant improvement in cost control. As a result of this improvement in NOI (and the favorable market conditions developing in many California markets) the disposition phase of the REO strategy is in place for all rental properties as of September 30, 2015. For development properties, entitlements and/or construction is complete and the properties have been sold or are in contract for sale as of September 30, 2015.

The tight mortgage credit standards among traditional lenders such as banks, the improving economy and the improving real estate markets in areas in which we concentrate our lending have increased the number of borrowers who meet our underwriting standards.  These borrowers have been willing to accept our rates and fees as underwriting standards and funding capacity for conventional lenders (e.g. banks) remain constrained.

For the nine months ended September 30, 2015, net income available to Limited Partners as a percent of Limited Partners’ capital, gross – average daily balance was 4.1% (annualized).  Distributions to those Limited Partners electing periodic distributions was raised to 2.5% (annualized) for the month of September 2015, from the 2.0% (annualized) rate in effect prior to that date.

As of September 30, 2015, the Secured loans – average daily balance for the nine months then ended increased approximately $10.3 million or approximately 16.9% compared to the average daily balance for the nine months ended September 30, 2013.    Interest income on loans increased $2.5 million (167.6%) and Net Income increased $5.8 million (2,575%) compared to the same period, as RMI VIII’s balances of the Ongoing loans (loans originated principally after 2012 (post the financial crisis of 2009 and the subsequent recession, and after the repayment of the bank loan) continued to increase, and the REO portfolio stabilized.  Total operations expense as a percent of Interest income on loans was 105%, 118% and 153% for the three months ended September 30, 2015, 2014 and 2013, respectively. Total operations expense as a percent of Interest income on loans was 92%, 126% and 198% for the nine months ended September 30, 2015, 2014 and 2013, respectively.  As balances in the Ongoing loan portfolio continue to increase, and as REO is sold and the business returns to predominantly mortgage lending, operations expense as a percent of Interest income on loans is expected to decline.

Interest income increased as a result of the increase in balances in the Ongoing loan portfolio.  Interest income from the Ongoing loan portfolio increased approximately $519,000 or 89.5% for the three months ended, and $2.9 million or 452.5% for the nine months ended, September 30, 2015, respectively, compared to the same periods in 2013.

Balances in the Ongoing loan portfolio (and as a percent of Limited Partners’ capital, gross – end of period) was approximately $44 million (23%), $49 million (25%) and $22 million (11%) at September 30, 2015, 2014 and 2013, respectively.

REO income increased approximately $1.5 million (145%) for the three months ended, and $4.6 million (233%) for the nine months ended, September 30, 2015, respectively, compared to the same periods in 2014, due primarily to the stabilization of the REO properties and increasingly favorable rental and real estate markets.  REO income includes rental operations net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO and gains or losses on the sale of REO.

Key Performance Indicators

The table below shows key performance indicators for the nine months ended September 30 ($ in thousands).

	2015	2014	2013
Secured loans – average daily balance	$71,258	57,780	60,974
Secured loans – end-of-period	$46,721	71,748	49,307

REO – end of period	$102,511	158,179	187,627
Mortgages payable – end-of-period	$27,654	41,545	51,411

Limited Partners’ capital, gross – average balance	$193,309	199,417	202,892
Limited Partners’ capital, gross – end-of-period	$189,233	197,089	202,297

Loans
Interest income	$3,982	2,318	1,488
Percent(1)	7.5%	5.3%	3.3%

Provision for (recovery of) loan losses	$964	(160)	(142)
Percent(1)	1.8%	(0.4)%	(0.3)%
Percent(2)(3)	0.7%	(0.1)%	(0.1)%

REO
Rental operations, net	$3,575	3,514	3,306
Percent(2)(3)	2.4%	2.3%	2.2%

Interest on mortgages	$1,413	1,640	1,674
Percent(2)(3)	1.0%	1.1%	1.1%

Realized gains/(losses) on REO sales	$3,863	187	—
Percent(2)(3)	2.6%	0.1%	—%

Impairment (loss)/gain	$573	—	(291)
Percent(2)(3)	0.4%	—%	(0.2)%

Holding costs	$31	(76)	(108)
Percent(2)(3)	0.1%	(0.1)%	(0.1)%

Total operations expense	$3,682	2,931	2,948
Percent(2)(3)	2.5%	1.9%	1.9%

Net Income	$5,992	1,555	224
Percent(1)	11.2%	3.6%	0.5%
Percent(2)(3)	4.1%	1.0%	0.1%

Partner Distributions	$1,755	1,689	1,689
Percent (annual rate) (4)	2.5%	2.0%	2.0%

Partner Liquidations	$11,434	4,624	—

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of limited partners’ capital, gross – average balance, annualized
(3)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(4)
Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.  In the month of September 2015 the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect prior to that date.

Key Performance Indicators (continued)

The table below shows key performance indicators for the three months ended September 30 ($ in thousands).

	2015	2014	2013
Secured loans – average daily balance	$61,840	64,492	57,214
Secured loans – end-of-period	$46,721	71,748	49,307

REO – end of period	$102,511	158,179	187,627
Mortgages payable – end-of-period	$27,654	41,545	51,411

Limited Partners’ capital, gross – average balance	$190,984	197,844	202,327
Limited Partners’ capital, gross – end-of-period	$189,233	197,089	202,297

Loans
Interest income	$1,099	872	580
Percent(1)	7.1%	5.4%	4.1%

Provision for (recovery of) loan losses	$564	—	—
Percent(1)	3.6%	—%	—%
Percent(2)(3)	1.2%	—%	—%

REO
Rental operations, net	$1,173	1,414	1,207
Percent(2)(3)	2.4%	2.8%	2.4%

Interest on mortgages	$641	546	593
Percent(2)(3)	1.3%	1.1%	1.2%

Realized gains/(losses) on REO sales	$1,871	184	—
Percent(2)(3)	3.9%	0.4%	—%

Impairment (loss)/gain	$—	—	—
Percent(2)(3)	—%	—%	—%

Holding costs	$113	(25)	(17)
Percent(2)(3)	0.2%	(0.1)%	(0.1)%

Total operations expense	$1,150	1,030	887
Percent(2)(3)	2.4%	2.1%	1.7%

Net Income	$1,908	873	594
Percent(1)	12.3%	5.4%	4.2%
Percent(2)(3)	4.0%	1.7%	1.2%

Partner Distributions	$613	570	560
Percent (annual rate) (4)	2.5%	2.0%	2.0%

Partner Liquidations	$4,778	1,802	—

(1)	Percent of secured loans – average daily balance, annualized
(2)	Percent of limited partners’ capital, gross – average balance, annualized
(3)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(4)
Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.  In September, 2015 the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect until that date.

Secured Loans – End-of-Period

The September 30, 2015 end-of-period secured loan balance was approximately $46.7 million, down 35% ($25.0 million) compared to the September 30, 2014 end-of-period secured loan balance of approximately $71.7 million, which was up 46% ($22.4 million) compared to the September 30, 2013 end-of-period secured loan balance of approximately $49.3 million.

The decrease in the end-of-period secured loan balance year-over-year from September 30, 2014 to September 30, 2015 was primarily due to the foreclosure of a large legacy loan, now included in REO. The increase in the end-of-period secured loan balance year-over-year from September 30, 2013 to September 30, 2014 was due to increase origination volumes after the bank loan was paid and increased capital from REO sales being available for loans.

All loans foreclosed upon in 2014 and 2013 were originated before the bank loan was repaid, which we refer to as Legacy Loans.  Once a loan is foreclosed upon, there is often a delay before the capital can be redeployed as new loans, particularly where the partnership has taken ownership of the property at a trustee’s sale.  As these properties are liquidated, increased capital becomes available for new loans. Secured loans as a percent of limited partners’ capital (based on average daily balances) were 37%, 29%, and 30% at September 30, 2015, 2014, and 2013, respectively.

REO – End-of-Period

The September 30, 2015 end-of-period REO balance was approximately $102.5 million, down 35% ($55.7 million) compared to the September 30, 2014 balance of $158.2 million, which was down 16% ($29.4 million) compared to the September 30, 2013 balance of $187.6 million.

The period-over-period decreases in REO balance from September 30, 2013 through September 30, 2015 are due to:  (1) increased dispositions of REO property as real estate market conditions have improved and (2) decreased acquisitions as Legacy Loan issues have been resolved, resulting in fewer foreclosures.

At September 30, 2015 the partnership held a total of 14 REO properties, all of which were designated held for sale. The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed to their optimum state, prepared for sale in an increasingly favorable real estate market and sold, with the proceeds reinvested into new loans.

Mortgages Payable – End-of-Period

The September 30, 2015 end-of-period mortgages payable balance was approximately $27.7 million, down 33% ($13.8 million) compared to the September 30, 2014 balance of $41.5 million, which was down 19.3% ($9.9 million) compared to the September 30, 2013 balance of $51.4 million.

The decrease in the end-of-period mortgage payable balance from September 30, 2013 compared to September 30, 2015 was due to the partnership making regular mortgage payments consisting of principal and interest, and the payoff of loans due to the sale of REO held as collateral. The mortgage payable balance is expected to continue to decrease as regular mortgage payments consisting of principal and interest continue to be made, and as mortgage balances are paid down with funds made available by the continued liquidation of REO assets.

Limited Partners’ Capital – End-of-Period

The September 30, 2015 end-of-period limited partners’ capital balance was approximately $189.2 million, down 4.0% ($7.9 million) compared to the September 30, 2014 balance of $197.1 million, which was down 2.6% ($5.2 million) compared to the September 30, 2013 balance of $202.3 million.

The decrease in limited partners’ capital balance at September 30, 2015 compared to December 31, 2014 resulted from an increase of approximately $5.9 million due to the allocation of 2015 income, offset by periodic distributions of $1.8 million to those limited partners electing monthly, quarterly or annual distributions, and partner liquidations of $11.4 million, which recommenced in 2014.

The decrease in limited partners’ capital balance at September 30, 2014 compared to December 31, 2013 resulted from an increase of approximately $1.5 million due to the allocation of 2014 income, offset by periodic distributions of $1.7 million to those limited partners electing distributions to those limited partners electing monthly, quarterly or annual distributions, and partner liquidations of $4.6 million, which recommenced in 2014.

Analysis and discussion of income from operations

Significant changes to income or expense areas for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014 are summarized in the following table, ($ in thousands).

		Loans, net		REO, net
	Net	Interest	Provision/	Rental,			Holding	Total
	Income	Income	(Recovery)	Net After	Gains/	Impairment	Costs,	Operations
	/(Loss)	- Loans	Loan Losses	Interest	(Losses)	(Loss)/Gain	Net	Expense
Nine months ended,
September 30, 2015	$5,992	$3,982	$964	$2,162	$3,863	$573	$31	$3,682
September 30, 2014	1,555	2,318	(160)	1,874	187	—	(76)	2,931
Change	$4,437	$1,664	$1,124	$288	$3,676	$573	$107	$751

Explanation of change
Loan Balance	$93	$289	$—	$—	$—	$—	$—	$196
Effective Yield	1,375	1,375	—	—	—	—	—	—
Stabilized Portfolio	(1,124)	—	1,124	—	—	—	—	—
REO Sales	3,288	—	—	(676)	3,676	263	25	—
Professional Services	(366)	—	—	—	—	—	—	366
REO Held for Sale	1,056	—	—	1,056	—	—	—	—
Change in Rental
Operations	2	—	—	2	—	—	—	—
Increased Market Value	310	—	—	—	—	310	—	—
Other	(197)	—	—	(94)	—	—	82	189
Change	$4,437	$1,664	$1,124	$288	$3,676	$573	$107	$751

(1)	The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Significant changes to income or expense areas for the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014 are summarized in the following table, ($ in thousands).

		Loans, net		REO, net
	Net	Interest	Provision/	Rental,			Holding	Total
	Income	Income	(Recovery)	Net After	Gains/	Impairment	Costs,	Operations
	/(Loss)	- Loans	Loan Losses	Interest	(Losses)	(Loss)/Gain	Net	Expense
Three months ended,
September 30, 2015	$1,908	$1,099	$564	$532	$1,871	$—	$113	$1,150
September 30, 2014	873	872	—	868	184	—	(25)	1,030
Change	$1,035	$227	$564	$(336)	$1,687	$—	$138	$120

Explanation of change
Loan Balance	$(56)	$(34)	$—	$—	$—	$—	$—	$22
Effective Yield	261	261	—	—	—	—	—	—
Stabilized Portfolio	(564)	—	564	—	—	—	—	—
REO Sales	1,163	—	—	(549)	1,687	—	25	—
Professional Services	(81)	—	—	—	—	—	—	81
REO Held for Sale	311	—	—	311	—	—	—	—
Other	1	—	—	(98)	—	—	113	17
Change	$1,035	$227	$564	$(336)	$1,687	$—	$138	$120

(1)	The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Net Income

For the nine months ended September 30, 2015, net income was approximately $6.0 million, up 285% ($4.4 million) compared to net income of $1.6 million for the same period in 2014.  Net income for the three months ended September 30, 2015 was $1.9 million, up 119% ($1.0 million) compared to net income of $873,000 for the same period in 2014.

The increase in net income is due to: (1) increased secured loan portfolio, (2) stabilization of the REO properties and (3) sale of REO properties in a favorable real estate market.

Revenue – Loans – Interest income

Interest income for the nine months ended September 30, 2015 was approximately $4.0 million, up 72% ($1.7 million) compared to the same period in 2014 of $2.3 million.  The increase in gross interest income is due to:  (1) an increase in the secured loan balance and (2) the resolution of a number of issues related to the Legacy Loans, resulting in a decrease in foregone interest each period.

The partnership added approximately $24.4 million of new performing loans to the loan portfolio since December 31, 2014. Foregone interest (not recorded for financial reporting purposes on loans designated in non-accrual status) was approximately $0 and $729,000 for the nine months ended September 30, 2015 and 2014, respectively.

The table below recaps the nine month averages and the effect of the foregone interest on the average yield rate for the Ongoing Loans and Legacy Loans ($ in thousands).

	For The Nine Months Ended September 30,
	Average			Stated
	Secured		Effective	Average
	Loan	Interest	Yield	Yield
Year	Balance	Income	Rate	Rate
Ongoing
2015	$57,680	$3,564	8.2%	8.2%
2014	$34,461	$1,879	7.3%	7.5%
2013	$16,001	$645	5.4%	5.9%

Legacy
2015	$13,578	$418	4.1%	6.4%
2014	$24,181	$439	2.4%	5.8%
2013	$44,824	$843	2.5%	6.8%

Total
2015	$71,258	$3,982	7.5%	7.5%
2014	$57,780	$2,318	5.3%	6.8%
2013	$60,974	$1,488	3.3%	6.9%

The decrease in the average secured loan balance in the Legacy loan portfolio from September 30, 2014 to September 30, 2015 was primarily due to the foreclosure of a large legacy loan, now included in REO.  At September 30, 2015 the Legacy loan portfolio balance was approximately $2.7 million.

Revenue –Provision for (recovery of) loan losses

The provision for loan losses (recoveries), net is primarily driven by the specific reserves maintained in the allowance for loan losses, associated with impaired loans as analyzed each period.  The provision for loan loss for the nine months ended September 30, 2015 was $964,000 due to a change in the estimated net realizable value of the underlying collateral on one loan in the Legacy Loans portfolio, which was foreclosed on in September 2015 and is now included in the REO portfolio.  All Ongoing Loans are performing and are deemed well collateralized. The improving real estate markets in our lending areas is increasing the fair values of the underlying collateral of the Legacy Loans.

Revenues – REO - Rental Operations, net after mortgage interest

At September 30, 2015 there were 10 rental properties.  The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed to their optimum state, prepared for sale in an increasingly favorable real estate market, then sold, and the proceeds reinvested in loans.

Revenues – REO - Rental Operations, net after mortgage interest (continued)

Rental financial highlights by property type are presented in the table below for the nine months ended September 30, 2015, ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential
Multi-Family	$72	$33	$—	$—	$—	$39
Condominiums	2,556	1,050	—	—	510	996
Fractured condominiums	4,376	2,074	266	9	903	1,124
Total Residential	$7,004	$3,157	$266	$9	$1,413	$2,159

Commercial	460	423	28	6	—	3
Total	$7,464	$3,580	$294	$15	$1,413	$2,162

Rental financial highlights by property type are presented in the table below for the three months ended September 30, 2015, ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential
Multi-Family	$72	$33	$—	$—	$—	$39
Condominiums	844	323	—	—	218	303
Fractured condominiums	1,203	618	—	1	423	161
Total Residential	$2,119	$974	$—	$1	$641	$503

Commercial	217	184	—	4	—	29
Total	$2,336	$1,158	$—	$5	$641	$532

Revenues – REO – Interest on Mortgages

Interest expense incurred on mortgages payable secured by REO acquired through foreclosure decreased by $227,000 for the nine months ended September 30, 2015 compared to the same period in 2014, respectively.

The decreased interest expense on mortgages is primarily due to the reduction of the mortgage loan balance payable resulting from monthly principal paydown, and the payoff of loans due to sale of REO held as collateral.

The table below recaps the mortgage payable averages at, and for the nine months ended September 30 ($ in thousands).

	Average		Weighted
	Mortgage		Average
	Loan	Interest	Interest
Year	Balance	Expense	Rate
2015	$31,698	$1,413	2.9%
2014	$45,251	$1,640	3.9%

Revenues – REO – Realized gains/(losses) on REO sales

The year-over-year increases in realized gain on REO sales is due to increased disposition of REO as real estate market conditions have improved.

The following transactions closed during the three months ended September 30, 2015;
-	Sold five of nine remaining units in a condominium complex in Alameda County with a gain of approximately $899,000.
-	Sold 260 units in a condominium complex in Sacramento County with a gain of approximately $686,000.
-	Sold one of two remaining units in a condominium complex in Contra Costa County with a gain of approximately $140,000.
-	Sold one commercial condominium unit in a condominium complex in San Francisco County with a gain of approximately $146,000. A total of 13 residential units remain owned by the partnership.
-	Acquired 74 residential units in a condominium complex in Contra Costa County.

The following transactions closed during the six months ended June 30, 2015;
-	Sold four of thirteen remaining units in a condominium complex in Alameda County with a gain of approximately $708,000.
-	Sold eight-unit apartment complex w/condominium overlay in Solano County for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold 32 units in a condominium project in Alameda County with a gain of approximately $979,000.
-	Sold one condominium unit located in San Francisco for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Sold four of six remaining units at a condominium complex in Contra Costa County with a gain of approximately $458,000.
-	Sold three tenant in common units in San Francisco with a loss of approximately $253,000 after taking into account a previously recoded valuation reserve.
-	Sold the last of four units in a condominium complex located in Alameda County with a gain of approximately $100,000.
-	Sold a single family home located in Orange County for approximately its carrying value after taking into account a previously recorded valuation reserve.
-	Acquired one condominium unit in Sacramento County for approximately $125,000.

The following transactions closed after the balance sheet date in the first week of October 2015;
-	Sold a development property in Los Angeles County with a gain of approximately $3,900,000, which was recognized in the month of sale.

Revenues – REO – Impairment (loss)/gain

The REO impairment (loss)/gain is primarily driven by specific reserves, associated with the estimated net realizable value of properties, as analyzed each year.  The impairment gain for the three and nine months ended September 30, 2015 was $0 and $573,000, respectively.  The increase in impairment gain is due to changes in the estimated net realizable value of the REO, and sales of REO in an increasingly favorable real estate market.

Operations Expense

Significant changes to operations expense areas for the nine month period ended September 30, 2015 compared to the same period in 2014 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the nine months ended,
September 30, 2015	$832	$548	$1,457	$731	$114	$3,682
September 30, 2014	573	567	1,362	365	64	2,931
Change	$259	$(19)	$95	$366	$50	$751

Explanation of change
Loan Balance Increase	196	—	—	—	—	196
Manager Fee’s Waived	63	—	—	—	—	63
Manager Expense Allocations	—	—	95	—	—	95
Professional Service Timing	—	—	—	186	—	186
Legal Costs – Tender Offer	—	—	—	159	—	159
REO Sales and Property
Foreclosure	—	—	—	15	—	15
Capital Balance Decrease	—	(19)	—	—	—	(19)
REO Sales – LLC Tax	—	—	—	—	56	56
Other	—	—	—	6	(6)	—
Change	$259	$(19)	$95	$366	$50	$751

Significant changes to operations expense areas for the three month period ended September 30, 2015 compared to the same period in 2014 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	Through	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended,
September 30, 2015	$255	$181	$486	$231	$(3)	$1,150
September 30, 2014	233	187	440	150	20	1,030
Change	$22	$(6)	$46	$81	$(23)	$120

Explanation of change
Loan Balance Increase	22	—	—	—	—	22
Manager Expense Allocations	—	—	46	—	—	46
Legal Costs – Tender Offer	—	—	—	60	—	60
REO Sales and Property
Foreclosure	—	—	—	15	—	15
Capital Balance Decrease	—	(6)	—	—	—	(6)
REO Sales – LLC Tax	—	—	—	—	12	12
Other	—	—	—	6	(35)	(29)
Change	$22	$(6)	$46	$81	$(23)	$120

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

- Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management.  Total capital at September 30, 2015 and 2014 was $188.3 million and $196.1 million, respectively.

- Costs from RMC

The increase in costs from RMC was due to a revision in the manager expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), done in accordance with the partnership agreement.

- Professional services

Professional services, including audit & tax fess, increased due primarily to changes in the timing of services rendered and legal costs related to the tender offer.

Loans/Allowance for Loan Losses

The tables below show the 2015 activity and various characteristics of the loan portfolio by Ongoing and Legacy groupings as of September 30, 2015 ($ in thousands).

Transactions	Ongoing	Legacy	Total
Principal, January 1, 2015	$48,049	$22,968	$71,017
Loans funded or acquired	24,363	—	24,363
Principal collected	(23,451)	(3,894)	(27,345)
Loans sold to affiliates	(4,937)	—	(4,937)
Foreclosures	—	(16,312)	(16,312)
Other-loans charged off	—	(65)	(65)
Principal, September 30, 2015	$44,024	$2,697	$46,721

Portfolio characteristics
Number of secured loans	45	10	55
Average secured loan-principal	$978	$270	$849
Largest secured loan-principal	$4,000	$520	$4,000
Smallest secured loan-principal	$153	$95	$95
Number of counties	16	8	20
Average interest rate	8.7%	8.4%	8.7%
Number of loans with workout agreements	—	1	1
Aggregate workout principal balance	$—	$157	$157
Number of loans with active modifications	—	2	2
Aggregate modifications principal balance	$—	$694	$694

As of September 30, 2015, the partnership’s largest Ongoing Loan, in the unpaid principal balance of $4,000,000 (representing 9% of outstanding secured Ongoing Loan principal balance and 2% of total partnership assets) has an interest rate of 8.5% and is secured by a commercial property located in San Francisco, California.  This loan matures on October 1, 2015, with an extension pending.

As of September 30, 2015, the partnership’s largest Legacy Loan, in the unpaid principal balance of $519,570 (representing 19% of outstanding secured Legacy Loan principal balance and 0.3% of total partnership assets) has an interest rate of 6.0% and is secured by a land property located in Alameda County, California.  This loan matures February 1, 2017.

Liquidity and Capital Resources

For the source of funds for new loans, the partnership relies upon loan payoffs, borrowers’ mortgage payments, the sale and financing of real estate owned, and to a lesser degree, retention of income.

Cash flows by operating function for the three and nine months ended September 30, 2015 and 2014 are summarized in the following table ($ in thousands).

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Loan earnings and payments
Interest	$1,133	$832	$3,933	$2,181
Other loan income	7	(5)	27	23
Operations expense	(2,286)	(537)	(4,753)	(2,829)
Principal payments and recoveries	11,444	2,878	27,387	15,933
Total cash from loan earnings	10,298	3,168	26,594	15,308

Loans originated, net	(3,083)	(15,590)	(19,426)	(36,103)
Advances on loans	(31)	20	(133)	(39)
Total cash from loan production	(3,114)	(15,570)	(19,559)	(36,142)

Cash from loan earnings and production	7,184	(12,402)	7,035	(20,834)

REO operations, sales and development
Rental operations, net	900	1,725	3,277	4,342
Holding costs	45	(335)	(1,090)	(655)
Proceeds from real estate sales	44,204	17,480	58,545	20,925
Cash from REO operations, sales
and development	45,149	18,870	60,732	24,612

Outside financing
Interest expense	(429)	(543)	(1,624)	(1,587)
Principal, net	(17,954)	(6,746)	(8,088)	(7,393)
Cash from outside financing	(18,383)	(7,289)	(9,712)	(8,980)

Net cash increase/(decrease) before
distributions to limited partners	33,950	(821)	58,055	(5,202)

Partner withdrawals
Distributions	(613)	(570)	(1,755)	(1,689)
Early withdrawal fees	86	—	167	43
Liquidations	(4,778)	(1,804)	(11,434)	(4,625)
Cash used in partner withdrawals	(5,305)	(2,374)	(13,022)	(6,271)

Net increase/(decrease) in cash	$28,645	$(3,195)	$45,033	$(11,473)

Cash, end of period	$54,901	$4,920	$54,901	$4,920

Contractual Obligations

A summary of the contractual obligations of the partnership as of September 30, 2015 is set forth below ($ in thousands).

	Total	Less Than 1 Year	1-3 Years	More Than 3 Years
Mortgages Payable	$27,654	$596	$1,243	$25,815

As of September 30, 2015, the partnership had no construction or rehabilitation loans outstanding.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Profits allocable to limited partners, who elect to compound profits in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 59.1% and 61.1% for 2015 and 2014, respectively.  For the three months ended September 30, 2015 and 2014, $613,000 and $570,000, respectively, was distributed to limited partners and for the nine months ended September 30, 2015 and 2014, $1,755,000 and $1,689,000, respectively, was distributed to limited partners.  Any amounts distributed which exceeded net income/(loss) are a return of capital.

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

In March 2009, in response to economic conditions then existing, the partnership suspended capital liquidations. In the fourth quarter of 2009, the partnership entered into a forbearance agreement with its banks and subsequently entered into an amended and restated loan agreement (dated October 2010) which included additional restrictions on liquidations and distributions of partners’ capital. The bank loan was paid off in September 2012. The partnership’s ten most recently completed quarters have been profitable, and it has recommenced providing capital liquidation payments on a limited basis as of March 31, 2014. Limited partners were informed of our reinstitution of accepting liquidation requests and those that elected to begin liquidation had their liquidation requests added to those previously existing at the time of suspension.  Each quarter, the partnership will allocate a specific amount of cash for liquidation payments.  In the event that the cash allocated is insufficient to meet the liquidation requests of all limited partners requesting liquidations, then liquidation requests will be disbursed based upon the priority schedule set forth in the limited partnership agreement and then on a pro-rata basis.

In summary, the priority order states liquidation payments will be made first to limited partners withdrawing capital accounts according to the five-year or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts per the accelerated provision, then to other limited partners withdrawing capital accounts per the accelerated provision, then to executors, heirs or other administrators withdrawing capital accounts upon the death of a limited partner, and finally to all other limited partners withdrawing capital accounts.  The partnership intends to continue to accept liquidation requests in future quarters and these requests will be added to previously existing requests and be subject to the same priorities and pro-rata allocation of distributable cash as described in the limited partnership agreement.

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

A company, not affiliated with RMI VIII, in the business of making unsolicited tender offers at deep discounts to investors in limited partnerships, filed a Schedule TO with the SEC on April 21, 2015, initiating a tender offer to acquire up to $30 million in units of limited partnership at an offering price of 20% of the investors current stated capital account.  The offer expired June 4, 2015, and approximately 66,000 units of Limited Partner capital is to be transferred to the new partner’s account.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e)  of the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

For the three months ended September 30, 2015, instances of inadherence to certain internal control processes and procedures were identified in connection with the evaluation required by Rules 13a-15 or 15d-15 under the Exchange Act. Management took compensating actions and increased review efforts to assure that these instances of inadherence did not result in a material misstatement within the financial statements.  It was determined that there were no material weaknesses in our internal control over financial reporting. At this time, management is evaluating additional actions to prevent further instances of inadherence. Other than management’s compensating actions and increased review efforts, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of the date hereof, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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

REDWOOD MORTGAGE INVESTORS VIII
(Registrant)

Date: November 16, 2015	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 16, 2015	By:	Michael R. Burwell, General Partner
		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner