Form 10-K
period 2015-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2016-04-11
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The registrant’s limited partnership units are not publicly traded and therefore have no market value.

The registrant has 182,756,923 limited partnership interests outstanding as of March 31, 2016.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2015

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act), including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions and interest rates,

•	the impact of competition and competitive pricing for mortgage loans,

•	downturns in the California real estate markets which affect the general partners’ and our ability to find suitable loans in a weaker economy where there is less activity in the real estate market,

•	our ability to grow our mortgage lending business,

•	the general partners’ ability to make and arrange for loans that fit our investment criteria,

•	the concentration of credit risks to which we are exposed,

•	increases in payment delinquencies and defaults on our mortgage loans, and

•	changes in government regulation and legislative actions affecting our business.

All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Part I

Item 1 – Business

Redwood Mortgage Investors VIII, a California Limited Partnership (or, we, RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The partnership is managed externally. The general partners are Redwood Mortgage Corp. (or RMC) and Michael R. Burwell (or Burwell), an individual. RMC’s wholly-owned subsidiary, Gymno LLC, was a general partner prior to its merger into RMC effective June 30, 2015. Burwell is the president and majority shareholder of RMC through his holdings and beneficial interests in certain trusts. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC.

The general partners are solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15900 et seq. of the California Corporations Code. Limited partners should refer to the partnership agreement for complete disclosure of its provisions. A majority of the outstanding limited partnership units may, without the permission of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners. The approval of all the limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

Profits and losses are allocated among the limited partners according to their respective capital accounts after one percent (1%) of profits and losses are allocated to the general partners. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited liability partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the partnership’s subsidiaries.

The ongoing sources of funds for loans are the proceeds from (1) earnings retained (i.e. not distributed) in partners’ capital accounts, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, (4) REO sales, and, (5) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to partners, and unit redemptions. The cash flow, if any, in excess of these uses is re-invested in new loans.

Distribution policy

At the time of their subscription for units, partners elect to have distributed to them their monthly, quarterly or annual allocation of profits, or to have profits allocated to their capital accounts be retained by the partnership to compound. Subject to certain limitations, those electing compounding may subsequently change their election. A partner’s election to receive cash distributions is irrevocable.

The partnership continued in 2014 and through August 2015, distributions of two percent (2%), annualized, of limited partners’ capital for those limited partners electing to receive distributions. Beginning with September 2015, the distributions annual rate increased to two and one-half percent (2.5%).

Liquidity, capital withdrawals and early withdrawals

There is no established public trading and/or secondary market for the units, and none is expected to develop. There are substantial restrictions on transferability of units. To provide liquidity to limited partners, the partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty (20) quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all of part of their capital account in four (4) quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a ten percent (10%) early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is by the availability of partnership cash. No more than twenty percent (20%) of the total limited partners’ capital accounts balances at the beginning of any year, may be liquidated during any calendar year.

Lending and investment guidelines, objectives and criteria

The partnership’s loans generally have shorter maturity terms than typical mortgages. In the event a borrower is unable to repay in full the principal owing on the loan at maturity, the partnership may consider extending the term through a loan modification or may foreclose and take back the property for sale.

Generally, interest rates on the partnership’s mortgage loans are not affected by market movements in interest rates. If, as expected, we continue to make primarily fixed rate loans and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to partners would possibly result.

Our primary investment objectives are to:

•	Yield a high rate of return from mortgage lending, and;

•	Preserve and protect the partners’ capital.

Loans are arranged and generally serviced by RMC. The partnership generally funds loans:

•	having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis, and

•	Having maturities of 5 years or less, not to exceed 15 years.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan-to-value ratio, or LTV) as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.”

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

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on our secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 1.

Term of the partnership

The term of the partnership will continue until 2032, unless sooner terminated as provided in the limited partnership agreement.

Competition

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the coastal metropolitan regions of Southern California are our preferred locations of lending activity. The mortgage-lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than RMC. We will encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

Regulations

We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	real estate settlement procedures;

•	fair lending;

•	truth in lending;

•	federal and state loan disclosure requirements;

•	the establishment of maximum interest rates, finance charges and other charges;

•	loan-servicing procedures;

•	secured transactions and foreclosure proceedings; and

•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Key federal and state laws, regulations, and rules affecting our business include the following:

•	Real Estate Settlement Procedures Act (“RESPA”).

RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for consumer real estate purchase and refinance transactions on residential (1-4 unit) properties. It establishes rules relating to affiliated business relationships, escrow accounts for property taxes and hazard insurance and loan servicing, among other things. It prohibits unearned referral fees from being charged in a covered transaction. RESPA also governs the format of the Loan Estimate (LE) and the Closing Disclosure (CD) forms provided to consumers in real estate transactions.

•	Truth in Lending Act (“TILA”).

TILA is a federal law passed in 1968 for the purpose of regulating consumer financing. For real estate lenders, TILA requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate, and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing of the loan document.

•	Home Ownership and Equity Protection Act (“HOEPA”) and California Covered Loan Law.

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. In 1995, the Federal Reserve Board issued final regulations governing “high-cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages. Similarly, in California, Financial Code Section 4970, et. seq., became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act.

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•	Home Mortgage Disclosure Act.

This federal law enacted in 1975 provides for public access to information on a lender’s loan activity. It requires lenders to report to their federal regulator certain information about mortgage loan applications it receives, such as the race and gender of its customers, the disposition of the mortgage application, income of the borrowers and interest rate (i.e. APR) information. Amendments to HMDA have recently been issued which will become effective January 1, 2018. Under the amended regulation lenders will be required to report 40 additional data points on their loan applications, including borrower age and credit data, lender fees, debt-to-income ratios and loan-to-value ratios.

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

•	Graham-Leach-Bliley Act (aka Financial Services Modernization Act of 1999).

This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act.

This federal law passed in 2010 enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets. The act also provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations.

The act also imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Finance Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

•	The California Homeowner’s Bill of Rights (“HOBR”).

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

Item 1A – Risk Factors (Not included as smaller reporting company)

Item 1B – Unresolved Staff Comments

Because the partnership is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties

Properties generally are acquired by foreclosure on loans. See Note 5 (Real Estate Owned) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the properties/real estate owned (“REO”), which presentation is incorporated by this reference into this Item 2.

Item 3 – Legal Proceedings

In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership. As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Mine Safety Disclosures

Not applicable

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Units

As of December 31, 2015, approximately 5,800 limited partners had an aggregate capital balance of $187,495,000, as set forth in the Consolidated Balance Sheet included in Item 8 of this report, or 187,495,000.

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

While the general partners have set an estimated value for the units, such determination may not be representative of the ultimate price realized by an investor for such units upon sale. No public trading market exists for the units and none is likely to develop. Thus, there is no certainty the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distribution policy

At the time of their subscription for units, partners elect to have distributed to them their monthly, quarterly or annual allocation of profits, or to have profits allocated to their capital accounts be retained by the partnership to compound. Subject to certain limitations, those electing compounding may subsequently change their election. A partner’s election to receive cash distributions is irrevocable.

The partnership continued in 2014 and through August 2015, distributions of two percent (2%), annualized, of limited partners’ capital for those limited partners electing to receive distributions. Beginning with September 2015, the distributions annual rate increased to two and one-half percent (2.5%).

Liquidity, capital withdrawals and early withdrawals

There is no established public trading and/or secondary market for the units, and none is expected to develop. There are substantial restrictions on transferability of units. To provide liquidity to limited partners, the partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty (20) quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all of part of their capital account in four (4) quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a ten percent (10%) early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is by the availability of partnership cash. No more than twenty percent (20%) of the total limited partners’ capital accounts balances at the beginning of any year, may be liquidated during any calendar year.

Withdrawals by month in the fourth quarter, are presented in the following table.

2015	$ per unit(1)	Units purchased upon withdrawal
October	1	—
November	1	—
December	1	$5,077,712

Total		$5,077,712

(1)	Early withdrawal penalties withheld from the total paid were $85,015.

Fair market value / unit value

RMC obtained information regarding fair market valuations and unit value as of December 31, 2015, for RMI VIII in compliance with Financial Industry Regulatory Authority (or FINRA) Rule 2310 concerning direct-participation-program value per unit estimates. The valuation was performed by a qualified, nationally prominent firm in accordance with the objective, scope, and approach established by RMC, and is the sole responsibility of RMC.

The fair value of a unit of RMI VIII was determined to be $0.98, after consideration of the fair values of the net assets held and the restrictions in the withdrawal provisions and the restrictions on transferability of units.

The fair value of the net assets, including the portfolio of secured loans and of the REO is $1.01, per the analysis, based principally on discounted cash flow for the loans and market values for REO.

The assets are valued based on the appropriate application of industry standard valuation approaches including the discounted cash flow, income, market, and cost approaches. Although all four approaches are considered in a comprehensive valuation analysis, the nature of the asset and the availability of data will dictate which approaches are ultimately utilized to derive each asset’s value.

Discounted Cash Flow Approach - The discounted cash flow method is comprised of four steps: 1) project future cash flows for a certain discrete projection period; 2) discount these cash flows to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money; 3) estimate the residual value of cash flows subsequent to the discrete projection period; and 4) combine the present value of the residual cash flows with the discrete projection period cash flows to indicate the fair market value.

Income Approach - The income approach is a valuation technique that provides an estimation of the fair value of an asset, such as RMI VIII’s loans, based on the cash flows that an asset can be expected to generate over its estimated remaining economic term. This approach begins with an estimation of the annual cash flows a prudent investor would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then converted to their present value equivalent using a rate of return appropriate for the risk of achieving the asset’s projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the asset at the end of the discrete projection period to arrive at an estimate of fair value.

Market Approach - The market approach measures value based on what other purchasers in the market have paid for assets that can be considered reasonably similar to those being valued. When the market approach is utilized, data are collected on the prices paid for reasonably comparable assets. Adjustments are made to the comparable assets to compensate for differences between those assets and the asset being valued. In the case of real estate for example, adjustments might be made for location, quality or construction, and/or building amenities. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the property.

Cost Approach - The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction costs. The cost to replace the asset would include the cost of constructing a similar asset of equivalent economic utility at prices applicable at the time of the valuation analysis. To arrive at an estimate of the fair value using the cost approach, the replacement cost new is determined and reduced for depreciation of the asset. In this context, depreciation has three components: (i) physical depreciation, (ii) functional obsolescence, and (iii) economic obsolescence. Physical deterioration is impairment to the condition of the asset brought about by wear and tear, disintegration, use in service, and the action of the elements. Functional obsolescence is the impairment in the efficiency of the asset brought about by such factors as overcapacity, inadequacy or a change in technology that affect the asset. Economic obsolescence is the impairment in the desirability of the asset arising from external economic forces, legislative enactment, or changes in supply and demand relationships.

The primary purpose of the valuation was to determine the fair value of a unit of partnership interest in RMI VIII. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a partner is entitled to receive upon redemption of units. RMC makes no representation, express or implied, that a unit of RMI VIII could be sold by an investor for the stated fair value.

Item 6 – Selected Financial Data (Not included as smaller reporting company)

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, which are included in Part II, Item 8 of this Report.

General Partners

See Notes 1 (General) and 3 (General Partners) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of various partnership activities for which the general partners are compensated, including the formation loan, which presentation is incorporated by this reference into this Item 7.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 7.

Results of Operations

General economic conditions and financial overview

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in California. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports. Highlights from recently issued reports are presented below.

In the publication “California Employment Conditions” February 2016, the Wells Fargo Economics Group notes:

California continues to see strong overall job growth. Nonfarm payrolls added 39,900 jobs in February on a seasonally-adjusted basis. The increase more than offsets January’s surprising 4,000-job drop and leaves the year-to-year gain near its recent average of 2.8 percent. California’s unemployment rate fell 0.2 percentage points in February to 5.5 percent. While the jobless rate remains above the national rate, it has fallen faster over the past year, declining by 1.2 percentage points compared to a 0.6 percentage-point drop nationwide. The gap between the two unemployment rates has narrowed by 2.3 percentage points over the past 5 years.

From an overall perspective, job growth still looks exceptionally strong in California, with a net gain of 450,000 new jobs added over the past 12 months. As good as the latest employment figures are, however, they may be near the high water mark for California. Hiring in the state’s technology sector, which has been the fastest growing part of the economy, has moderated in recent months. A larger proportion of the new jobs being created are coming from the leisure & hospitality sector and construction, which is booming in the state’s larger metropolitan areas. The state’s important motion picture industry is also doing well, adding 7,700 jobs over the past year.

The slowdown in the tech sector bears watching. Professional & technical services and the information sector have added 301,000 jobs since January 2010, accounting for 14.2 percent of all new jobs added statewide during this period. These highly paid positions have also helped drive hiring in other areas, as the tech sector is widely believed to have an exceptionally large multiplier. Hiring appears to have moderated in most of the fastest growing subcategories. Professional & technical services, which includes computer systems design and scientific research & development, lost 4,300 jobs in February. Employment in this sector has been essentially flat for the past three months. Seasonally-adjusted data are not available for the subcomponents of this series but the year-to-year gains for both industries have slowed over the past year.

Southern California accounted for the bulk of California’s job gains in February, with 21,400 jobs added to nonfarm payrolls in Los Angeles and Anaheim-Orange County adding 3,600 jobs during the month. On a year-to-year basis, the Los Angeles-Long Beach-Anaheim metropolitan area added 133,600 new jobs, which was second only to New York-Newark-Jersey City. The continued strength in Southern California reflects the recent upswing in hiring in the region’s motion picture business as well as continued strong gains in tourism and construction. By contrast, metropolitan areas where the tech sector is more dominant, such as San Francisco, San Jose and San Diego, all saw more modest gains. San Francisco actually posted a slight job loss in February, with payrolls falling for the second time in the past four months. San Jose added 700 jobs during February and San Diego added 1,800 jobs.

San Diego’s economy has expanded rapidly over the past several years, with job growth outpacing the national average since 2012. The local economy benefits from a well-diversified employment base that includes life sciences, telecommunications technology, wearable devices, and healthcare. The U.S. Navy and Marine Corps also maintain a huge presence in the region and provide some stability to the economy. San Diego surpassed its prerecession employment peak back in late 2013, six months before the state. The service sector has been the principal driver of growth, with professional & business services and education & health services producing some of the strongest growth. The two sectors rose 2.8 percent and 4.5 percent over the past year, respectively. Construction has also gotten back on track. The only industry to show weakness on an annual basis has been information, which has been true in many areas across the nation. Most of the losses in this sector have not been in the technology industry per se, but rather have come in legacy industries such as newspapers and landline telecommunications.

San Diego’s biotechnology and life science industries have played a key role in the area’s recent expansion. San Diego’s biotech cluster is one of the largest and most prosperous in the nation, as the region is home to many world-renowned research facilities, including the La Jolla Cancer Research Center, the Scripps Research Institution, the Salk Institute for Biological Studies and the University of California at San Diego. Employment in the research & biotechnology subsector continues to grow rapidly, rising 4.6 percent year-to-year through the third quarter of last year, which is the most recent data available. San Diego has the third-highest concentration of professions in the scientific research & development services sector, trailing only Trenton and Boulder. Moreover, the region continues to attract scores of new companies. OncoSec Medical Inc., a biotech company developing DNA-based cancer immunotherapies, recently opened a new 34,000-square foot headquarters and research facility in San Diego.

Tourism is another key area of strength. Over 30 million visitors flock to San Diego each year for its ideal weather, coastal beaches and attractions, including the San Diego Zoo, SeaWorld, Old Town San Diego, Mission Bay, the Wild Animal Park and LEGOLAND San Diego. Hiring in the tourist sector has risen 4.0 percent over the year.

In the publication ‘California Economic Outlook: November 2015, the Wells Fargo Economics Group notes:

California’s economy has thrived amid what has otherwise been a somewhat disappointing economic recovery. Job growth has consistently outpaced the nation in recent years and personal income and Gross State Product are both expanding at some of the fastest rates in the nation. The state’s economic recovery has been extremely uneven, however, with the strongest growth coming along the coast, particularly in areas benefitting from the state’s leading position in the rapidly growing information technology and life sciences sectors. Tourism and international trade are also growing solidly. These industries, however, do not tend to generate anywhere near as many high-paying jobs as the tech sector does. Moreover, growth in the interior of the state, which is more dependent on agriculture, has tended to lag.

California’s economy continues to grow solidly, with hiring rising at a pace one and half times stronger than the rest of the country. Overall economic conditions, however, encompass a sizable divide between the stronger growing metropolitan areas along the coast and the slower growing inland areas. Every metropolitan area has shown improvement over the past year and gains have been significantly more even than in prior years. The state’s economy continues to be driven by information technology, life sciences and tourism, which tend to be focused in and around the larger metropolitan areas along the coast. The state’s large agriculture sector once again had to contend with the drought along with the added pressures of weaker global economic growth and a stronger dollar. Despite these challenges, farm income has held up relatively well and the state’s farm sector had a fairly good year on an overall basis.

Nonfarm employment in California is up a solid 2.9 percent year over year, not far from the state’s three-year average of 3.1 percent. The Golden State has added 464,000 net new jobs from October of last year on a non-seasonally adjusted basis. Gains have been broad-based across a majority of industry sectors. California’s steady pace of hiring has pulled the state’s unemployment rate down below six percent to 5.8 percent in October, its lowest reading since October 2007. On a year-to- date basis through October, the largest gains have been seen in the professional & business services sector, which added 130,000 new jobs. This comes as no surprise, as employment in professional & business services includes many of the industry groups from the state’s rapidly growing tech and life sciences sectors. Employment in professional, scientific & technical services, which includes software engineering, computer system design and scientific research and development, rose 6.2 percent over the year, an addition of 74,300 jobs. The bulk of this gain has been in San Francisco, San Diego and Los Angeles.

The San Francisco Bay Area continues to benefit from the growth of new innovative enterprises. Ride hailing service company Uber recently revealed its plan to build its global headquarters in the Bay Area by 2017. The company will have a seven-story office building in Oakland as well as two offices in San Francisco’s Mission Bay neighborhood. In total, Uber’s three locations will account for more than 800,000-square feet of real estate and is projected to house between 2,000 and 3,000 employees. Uber’s office in Oakland furthers the strong recent momentum in that market. Additionally, Cupertino- based Apple has been snatching up office space across Silicon Valley to keep up with its rapidly expanding workforce, which now totals about 25,000 in the Santa Clara Valley. Apple’s new campus, “the spaceship,” is still under construction and is expected to have 13,000 workers upon completion. In addition, cloud storage company Dropbox recently announced plans to centralize their headquarters in San Francisco’s South of Market (SOMA) neighborhood, and will expand into three buildings in the area.

Tourism is another bright spot in California’s economy. Hotel occupancy rates and revenue per available room (RevPAR) have risen across the state. The San Francisco Bay Area, Santa Rosa, and Napa Valley areas saw the highest occupancy rates in September, reporting rates of 86.0 percent, 85.6 percent and 84.4 percent, respectively. The state as a whole posted a 77.0 percent occupancy rate, much higher than the national average of 67.9 percent. RevPAR averaged $119.25 for the state, with the highest room rates in Napa Valley at $289.11. Visitor spending at California hotels totaled $58.2 billion in 2014, and should easily top that figure by 5 to 6 percent this year. Visitors continue to flock to California’s major metropolitan areas. Air traffic through Los Angeles International Airport rose solidly this year, with domestic traffic rising 6.1 percent and international traffic climbing 13.4 percent. San Francisco International Airport has also seen increased traffic, as domestic deplaned passenger counts rose 6.0 percent and international deplaned passengers rose 8.9 percent over the year. Passenger traffic was also up in San Diego, San Jose and Oakland.

Hollywood has performed solidly over the past year. Box office receipts are up 6.1 percent on a year-to- date basis through September, rising from $7.7 billion in 2014 to $8.2 billion in 2015. Box office receipts reached a new high in 2015 for the first nine months of the year. Furthermore, the data does not include the recently released “The Hunger Games: Mockingjay – Part 2” which grossed over $100 million during its debut. Additionally, Walt Disney Co.’s highly anticipated “Star Wars: The Force Awakens” will open in December. These contributions along with the slew of pictures opening this upcoming holiday season are likely to push 2015’s total box office receipts above their previous high. Growing demand from China is also contributing to Hollywood’s success. China is now the second largest box-office territory in the world and the country’s revenues continue to climb. China’s box- office receipts have seen double-digit increases over the past several years.

Last year, California more than tripled the size of the California Film & Television Tax Credit to $330 million annually in an effort to boost film production in Hollywood. Over the past several years California has seen large-budget movies and TV dramas flee the state, moving production to more affordable states including Georgia and Louisiana. Although California’s tax credit is not as generous as some credits given in competing states, the Golden State’s new incentives have helped reverse ‘runaway production’ and have clearly given the industry a needed boost.

The most recent data from FilmLA provide some idea of how the tax credits have helped revive the entertainment industry in Los Angeles. On-location film production in the Greater Los Angeles area increased 3.8 percent in the third quarter to 9,510 shoot days. A new record for number of on-location television production was set in the third quarter at 4,308 shoot days. TV Pilot and TV Sitcom had the largest percentage gains, while TV Reality experienced the only decline. Additionally, the impact of the film tax credit was apparent in the reported third quarter numbers. Incentive-qualified projects accounted for 20.8 percent of the on-location shoot days in TV drama, 8.6 percent for TV Sitcoms and 33.6 percent for TV pilots. The new tax incentive has helped spur a significant amount of work in the California film industry and is likely to continue to help Hollywood remain competitive with other markets heading into 2016.

Housing remains a significant challenge for California. Home prices have continued to rise much faster than income, creating a large affordability hurdle for many homebuyers. According to the California Association of Realtors, the median single-family home price in California rose 5.6 percent year over year to $480,630 in October. There have been signs of slowing price appreciation more recently in the month-to-month data; weaker global economic growth is likely beginning to weigh on foreign demand. California home sales have ramped up over the year, with existing single-family home sales up 5.8 percent over the year on three-month moving average basis. Residential construction is also on the upswing. Single- and multifamily housing permits have made notable gains and are currently at post- recession highs. A significant portion of growth has come from apartments, particularly in the San Francisco Bay Area and Los Angeles.

Performance highlights

Net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 5.2% (annualized), for 2015. Distributions to those limited partners electing periodic distributions increased to 2.5% (annualized) in 2015, from 2.0% (annualized), the rate in effect prior to that date. In 2015, approximately $2,471,000 was distributed to limited partners. The percentage of limited partners electing distribution of allocated net income by weighted average to total partners’ capital was 59% for 2015.

As of December 31, 2015, the Secured loans – average daily balance for 2015 increased approximately $7.1 million or approximately 12.1% compared to the average daily balance 2013. Interest income on loans increased $3.1 million (155.0%) and Net Income increased $9.6 million (1,920%) compared to 2013. Total operations expense as a percent of Interest income on loans was 95%, 122% and 182% for the years, 2015, 2014 and 2013, respectively. As balances in the loan portfolio continue to increase, and as REO is sold and the business returns to predominantly mortgage lending, operations expense as a percent of Interest income on loans is expected to decline.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at December 31, 2015 was 54.5%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.5% in the property, and we as lenders have loaned in the aggregate 54.5% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

REO income increased approximately $6.4 million (148.6%) for 2015, compared to 2014, due primarily to the realized gains on the sale of the REO properties and increasingly favorable rental and real estate markets. REO income includes rental operations net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO and gains or losses on the sale of REO.

Year	Sales proceeds, net	Gains(losses)
2015	$81,950	$7,906
2014	$33,886	$1,667
2013	$9,962	$521

At times, to enhance the partnership’s earnings, RMC has taken several actions, including:

1) charging less than the maximum allowable fees;

2) not requesting reimbursement of qualifying expenses; and/or

3) paying partnership expenses, such as professional fees, that could have been obligations of the partnership.

Such fee waivers and cost actions were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees to be waived and/or costs to be absorbed. Any decision to waive fees and/or to absorb costs, and the amount (if any) to be waived or absorbed, is made by RMC in its sole discretion.

Key performance indicators

Key performance indicators are presented in the following table for 2015, 2014, and 2013 ($ in thousands).

	2015	2014	2013
Limited Partners’ capital – end-of-period	$187,495	196,490	201,863
Limited Partners’ capital – average balance	$192,146	198,831	202,686

Secured loans – average daily balance	65,853	60,703	58,722
Secured loans – end-of-period	62,740	71,017	51,890

Interest on loans	$5,055	3,301	1,992
Portfolio interest rate(1)	7.8%	6.8%	6.8%
Effective yield rate(2)	7.7%	5.4%	3.4%

Provision for (recovery of) loan losses	$994	(185)	(1,040)
Percent(2)	1.5%	(0.3)%	(1.8)%

Real estate owned (REO)
REO – end of period	$82,949	147,112	179,115
Mortgages payable – end-of-period	$27,509	35,742	48,938
Rental operations, net	$4,307	4,706	3,719

Interest on mortgages payable	$1,628	2,043	2,263

Realized gains/(losses) on REO sales	$7,906	1,667	521
Percent(3)(4)	4.1%	0.8%	0.3%

Impairment (loss)/gain	$182	88	(1,009)

Holding costs	$32	(99)	(256)

Operations expense	$4,801	4,017	3,625
Percent of average daily balance(2)	7.3%	6.6%	6.2%
Percent of average partners’ capital(3)(4)	2.5%	2.0%	1.8%

Net Income	$10,089	3,812	433
Percent(2)	15.3%	6.3%	0.7%
Percent(3)(4)	5.2%	1.9%	0.2%

Partner Distributions	$2,471	2,288	2,277
Percent (annual rate) (5)	2.5%	2.0%	2.0%

Partner Liquidations	$16,512	6,859	—

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of limited partners’ capital – average balance, annualized
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions. In September 2015, the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect until that date and prior.

Limited partners’ capital – end-of-period

The December 31, 2015 end-of-period limited partners’ capital balance was approximately $187.5 million, down 4.6% ($9.0 million) compared to the December 31, 2014 balance of approximately $196.5 million, which was down 2.7% ($5.4 million) compared to the December 31, 2013 balance of approximately $201.9 million.

The decrease in limited partners’ capital balance at December 31, 2015 compared to December 31, 2014 resulted from an increase of approximately $10.0 million due to the allocation of 2015 income, offset by periodic distributions of $2.5 million to those limited partners electing monthly, quarterly or annual distributions, and partner liquidations of $16.5 million.

The decrease in limited partners’ capital balance at December 31, 2014 compared to December 31, 2013 resulted from an increase of approximately $3.8 million due to the allocation of 2014 income, offset by periodic distributions of $2.3 million to those limited partners electing monthly, quarterly or annual distributions, and partner liquidations of $6.9 million, which recommenced in 2014.

Secured loans – end-of-period balance

The December 31, 2015 end-of-period secured loan balance was approximately $62.7 million, down 11.7% ($8.3 million) compared to the December 31, 2014 end-of-period secured loan balance of approximately $71.0 million, which was up 36.8% ($19.1 million) compared to the December 31, 2013 end-of-period secured loan balance of approximately $51.9 million.

The decrease in the December 31, 2015 end-of-period secured loan balance compared to the December 31, 2014 end-of-period secured loan balance was primarily due to the foreclosure of a loan, which was transferred to REO and subsequently sold during 2015. At the time of foreclosure, the loan, which originally funded in 2005, had a principal balance of approximately $16.3 million.

The partnership added approximately $45.1 million, $48.6 million, and $22.3 million, of new loans in 2015, 2014, and 2013, respectively. At December 31, 2015 the secured loans end-of-period balance included seven (7) loans made prior to 2009 with a principal balance of approximately $1.5 million.

Loans foreclosed upon in 2015, 2014 and 2013 were originated in 2009 or earlier. Once a loan is foreclosed upon, there is often a delay before the capital can be redeployed as new loans, particularly where the partnership has taken ownership of the property at a trustee’s sale. As these properties are liquidated, increased capital becomes available for new loans. Secured loans as a percent of limited partners’ capital (based on average daily balances) were 34.3%, 30.5%, and 29.0% at December 31, 2015, 2014, and 2013, respectively.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Interest on loans

Interest on loans increased due to growth of the secured loan portfolio and the portfolio’s strong payment history. The table below recaps the yearly secured loan balances, and interest income for 2015, 2014 and 2013 ($ in thousands).

Year	Secured Loans End Of period Balance	Secured Loans Average Daily Balance	Interest Income	Effective Yield Rate	Portfolio Interest Rate
2015	$62,740	$65,853	$5,055	7.7%	7.8%
2014	$71,017	$60,703	$3,301	5.4%	6.8%
2013	$51,890	$58,722	$1,992	3.4%	6.8%

Interest income for 2015 was approximately $5.1 million, up 54.5% ($1.8 million) compared to 2014 interest income of approximately $3.3 million, which was up 65.0% ($1.3 million) compared to 2013 interest income of approximately $2.0 million. The increase in interest income, year-over-year from 2013, is due to a stabilized portfolio of performing loans.

Provision for (recovery of) loan losses/allowance for loan losses

At December 31, 2015, the partnership had no allowance for loan losses as no loans were designated as impaired, and all loans had protective equity such that at December 31, 2015, collection was deemed probable for amounts owing. Total principal amounts past due more than 90 days at December 31, 2015 and 2014 were $345,000 and $17,546,000, respectively.

The provision for loan loss for 2015 was $994,000 due primarily to a change in the estimated net realizable value of the underlying collateral on a loan, which was foreclosed on and subsequently sold during 2015.

The decrease in recoveries in 2014 was due to a stabilizing loan portfolio, and a large amount of recoveries in 2013 as real estate markets in coastal California stabilized, post financial crisis.

Analysis and discussion of income from operations

Significant changes to income or expense for 2015 compared to 2014, and 2014 compared to 2013, are summarized in the following tables ($ in thousands).

			REO, net
	Interest Income	Provision/ (Recovery) Loan Losses	Rental, Net After Interest	Gains/ (Losses)	Impairment (Loss)/Gain	Holding Costs, Net	Operations Expense	Net Income /(Loss)
Year
2015	$5,055	994	2,679	7,906	182	32	4,801	10,089
2014	3,301	(185)	2,663	1,667	88	(99)	4,017	3,812

Change	$1,754	1,179	16	6,239	94	131	784	6,277

Change
Loan balance increase	$300	—	—	—	—	—	106	$194
Effective interest rate	1,454	—	—	—	—	—	—	1,454
Collateral value	—	1,179	—	—	—	—	—	(1,179)
REO sales	—	—	(1,191)	6,239	175	48	—	5,271
Professional services	—	—	—	—	—	—	338	(338)
REO held for sale	—	—	1,298	—	(392)	—	—	906
Change in rental Ops.	—	—	2	—	—	—	—	2
Increased market value	—	—	—	—	311	—	—	311
Other	—	—	(93)	—	—	83	340	(344)

Change	$1,754	1,179	16	6,239	94	131	784	6,277

	Loans, net		REO, net
	Interest Income - Loans	Provision/ (Recovery) Loan Losses	Rental, Net After Interest	Gains/ (Losses)	Impairment (Loss)/Gain	Holding Costs, Net	Total Operations Expense	Net Income /(Loss)
Year

2014	$3,301	(185)	2,663	1,667	88	(99)	4,017	3,812
2013	1,992	(1,040)	1,456	521	(1,009)	(256)	3,625	433

Change	$1,309	855	1,207	1,146	1,097	157	392	3,379

Change

Loan Balance	$67	—	—	—	—	—	245	(178)
Effective Yield	1,204	—	—	—	—	—	—	1,204
Stabilized Portfolio	—	855	—	—	—	—	—	(855)
REO Sales	—	—	235	1,146	—	—	—	1,381
Cost Reimbursements	—	—	—	—	—	—	153	(153)
REO Held for Sale	—	—	598	—	—	156	—	754
Change in Rental Ops.	—	—	390	—	—	—	—	390
Increased Market Value	—	—	—	—	1,097	—	—	1,097
Other	38	—	(16)	—	—	1	(6)	(261)

Change	$1,309	855	1,207	1,146	1,097	157	392	3,379

The tables above display only significant changes to net income for the period, and are not intended to cross foot.

REO – end-of-period

At December 31, 2015, the partnership held a total of eleven (11) REO properties, all of which were designated held for sale. At December 31, 2014 and 2013, total REO properties held were 20 and 27, respectively.

The December 31, 2015, REO balance, end of period, was approximately $83.0 million, down 44% ($64.1 million) compared to the December 31, 2014 balance of $147.1 million, which was down 18% ($32.0 million) compared to the December 31, 2013 balance of $179.1 million.

At December 31, 2015 approximately 81% ($72.6 million) of total REO was comprised of two properties located in Glendale California.

The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed for income, marketed and sold, with the proceeds reinvested into new loans.

See Note 5 (REO) to the financial statements included in Part II item 8 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Mortgages payable – end-of-period

The December 31, 2015 end-of-period mortgages payable balance was approximately $27.5 million, down 23% ($8.2 million) compared to the December 31, 2014 balance of $35.7 million, which was down approximately 27% ($13.2 million) compared to the December 31, 2013 balance of approximately $48.9 million.

The decrease in the end-of-period mortgages payable, year over year from 2013, is due to the partnership making regular mortgage payments consisting of principal and interest, and the payoff of loans due to the sale of REO held as collateral.

The average mortgages payable balance and interest expense for 2015, 2014 and 2013 is presented in the following table ($ in thousands).

Year	Average Balance	Interest Expense	Weighted Average Interest Rate
2015	$31,625	$1,628	2.9%
2014	$42,340	$2,043	4.0%
2013	$48,115	$2,263	4.3%

REO – rental operations, net after mortgage interest

At December 31, 2015, there were eight (8) rental properties. Rental properties in 2014 and 2013 were 13 and 21, respectively.

At December 31, 2015, all properties are designated held for sale. For purposes of comparability, properties that were designated as held for investment in prior periods are presented as if they were included in held for sale at January 1 for all periods presented.

REO – rental operations, net after mortgage interest (continued)

Rental financial highlights by property type are presented in the table below for 2015 ($ in thousands).

	Rental Income	Rental Expenses	Depreciation	Receiver Fees	Mortgage Interest	Rental, Net After Interest
Property type
Residential
Multi-Family	$341	219	—	—	—	122
Condominiums	3,397	1,353	—	—	724	1,320
Fractured condominiums	4,884	2,405	266	9	904	1,300

Total Residential	$8,622	3,977	266	9	1,628	2,742

Commercial	535	564	28	6	—	(63)

Total	$9,157	4,541	294	15	1,628	2,679

Rental financial highlights by property type are presented in the table below for 2014 ($ in thousands).

	Rental Income	Rental Expenses	Depreciation	Receiver Fees	Mortgage Interest	Rental, Net After Interest
Property type
Residential
Multi-Family	$19	63	8	—	—	(52)
Condominiums	4,241	1,717	623	—	724	1,177
Fractured condominiums	6,758	3,041	1,116	4	997	1,600

Total Residential	$11,018	4,821	1,747	4	1,721	2,725

Commercial	1,083	712	110	1	322	(62)

Total	$12,101	5,533	1,857	5	2,043	2,663

REO – realized gains/(losses) on REO sales

The Realized gains/(losses) on REO sales is presented in the following table for 2015, 2014 and 2013 ($ in thousands).

Year	Sales proceeds, net	Gains(losses)
2015	$81,950	$7,906
2014	$33,886	$1,667
2013	$9,962	$521

REO – impairment (loss)/gain

The REO impairment (loss)/gain is primarily driven by specific reserves, associated with the estimated net realizable value of properties, as analyzed each year. The impairment (loss)/gain for 2015, 2014, and 2013 were approximately $182,000, $88,000, and ($1,009,000), respectively. The increase in impairment gain is due to changes in the estimated net realizable value of the REO, and sales of REO in an increasingly favorable real estate market.

Operations expense

Significant changes to operations expense areas for 2015 compared to 2014 are summarized in the following table ($ in thousands).

	Mortgage Servicing Fees	Asset Management Fees	Costs Through RMC	Professional Services	Other	Total
Year
2015	$1,003	725	2,034	912	127	4,801
2014	834	752	1,766	574	91	4,017

Change	$169	(27)	268	338	36	784

Change
Loan Balance Increase	$106	—	—	—	—	106
RMC Fee’s Waived	63	—	—	—	—	63
RMC Expense Allocations	—	—	268	—	—	268
Professional Service Timing	—	—	—	186	—	186
Legal Costs – Tender Offer	—	—	—	159	—	159
REO Sales and Property
Foreclosure	—	—	—	(13)	—	(13)
Capital Balance Decrease	—	(27)	—	—	—	(27)
REO Sales – LLC Tax	—	—	—	—	56	56
Other	—	—	—	6	(20)	(14)

Change	$169	(27)	268	338	36	784

Significant changes to operations expense areas for 2014 compared to 2013 are summarized in the following table ($ in thousands).

	Mortgage Servicing Fees	Asset Management Fees	Costs Through RMC	Professional Services	Other	Total
Year
2014	$834	752	1,766	574	91	4,017
2013	589	765	1,613	590	68	3,625

Change	$245	(13)	153	(16)	23	392

Change
Loan Balance Increase	$245	—	—	—	—	245
RMC Expense Allocations	—	—	153	—	—	153
Capital Balance Decrease	—	(13)	—	—	—	(13)
Other	—	—	—	(16)	23	7

	$245	(13)	153	(16)	23	392

- Mortgage servicing fees

The increase in mortgage servicing fees is due to the increase in the average secured loan balance and a change in the portion of fees waived by RMC. Fees are charged at the annual rate of 1.5%, and prior to April 2014, RMC at its sole discretion, waived 0.5% of the annual rate. There is no guarantee RMC will waive any portion of this fee in the future.

- Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management. Total partners’ capital at December 31, 2015 and 2014, was $186.6 million and $195.5 million, respectively.

- Costs from RMC

The increase in costs from RMC was due primarily to a revision in the RMC expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), done in accordance with the partnership agreement.

- Professional services

Professional services, including audit & tax fees, increased due primarily to legal costs related to the tender offer. A company, not affiliated with RMI VIII, in the business of making unsolicited tender offers at deep discounts to investors in limited partnerships, filed a Schedule tender offer with the SEC on April 21, 2015, initiating a tender offer to acquire up to $30 million in units of limited partnership at an offering price of 20% of the investors current stated capital account. The offer expired June 4, 2015, and resulted in approximately 66,000 units of limited partner capital being transferred to the new partner’s account.

Summary comparison – 4th quarter v. 3rd quarter

Significant changes to income or expense items for the three-month period ended December 31, compared to the three-month period ended September 30, 2015 and 2014 is summarized in the following table ($ in thousands).

	Loans, net		REO, net
	Interest Income - Loans	Provision/ (Recovery) Loan Losses	Rental, Net After Interest	Gains/ (Losses)	Impairment (Loss)/Gain	Holding Costs, Net	Total Operations Expense	Net Income /(Loss)
Three months ended

December 31,2015	$1,074	30	518	4,043	(392)	—	1,126	4,096
September 30, 2015	1,099	564	532	1,871	—	113	1,150	1,908

Change	$(25)	(534)	(14)	2,172	(392)	(113)	(24)	2,188

Change

Loan Balance	$(25)	—	—	—	—	—	—	(25)
Effective Yield	—	—	—	—	—	—	—	—
Stabilized Portfolio	—	(534)	—	—	—	—	—	534
REO Sales	—	—	(14)	2,172	—	(113)	—	2,045
Professional Services	—	—	—	—	—	—	—	—
REO Held for Sale	—	—	—	—	(392)	—	—	(392)
Change in Rental								—
Operations	—	—	—	—	—	—	—	—
Increased Market Value	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(24)	26

Change	$(25)	(534)	(14)	2,172	(392)	(113)	(24)	2,188

	Loans, net		REO, net
	Interest Income - Loans	Provision/ (Recovery) Loan Losses	Rental, Net After Interest	Gains/ (Losses)	Impairment (Loss)/Gain	Holding Costs, Net	Total Operations Expense	Net Income /(Loss)
Three months ended
December 31,2014	$983	(25)	789	1,480	88	(23)	1,086	2,257
September 30, 2014	872	—	868	184	—	(25)	1,030	873

Change	$111	(25)	(79)	1,296	88	2	56	1,384

Change
Loan Balance	$66	—	—	—	—	—	26	40
Effective Yield	40	—	—	—	—	—	—	40
Stabilized Portfolio	—	(25)	—	—	—	—	—	25
REO Sales	—	—	143	1,296	—	—	—	1,439
Cost Reimbursements	—	—	—	—	—	—	(37)	37
Professional Services	—	—	—	—	—	—	59	(59)
REO Held for Sale	—	—	688	—	—	2	—	690
Change in Rental
Operations	—	—	(905)	—	—	—	—	(905)
Increased Market Value	—	—	—	—	88	—	—	88
Other	5	—	(5)	—	—	—	8	(11)

Change	$111	(25)	(79)	1,296	88	2	56	1,384

The tables above display only significant changes to net income for the period, and are not intended to cross foot.

Significant changes to interest on loans for the three month period ended December 31, compared to the three-month period ended September 30, 2015 and 2014, respectively, is summarized in the following table ($ in thousands).

	2015		2014
	December 31,	September 30,	December 31,	September 30,
Secured loans – end of period	$62,740	$46,721	$71,017	$64,492
Secured loans – average daily balance	$48,813	$61,840	$51,890	$71,748

Interest on loans	1,074	1,099	983	872

Liquidity and Capital Resources

The ongoing sources of funds for loans are the proceeds from (1) earnings retained (i.e. not distributed) in partners’ capital accounts, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, (4) REO sales, and, (5) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to partners, and unit redemptions. The cash flow, if any, in excess of these uses is to be re-invested in new loans.

Cash receipts and disbursements

Cash flows by operating function for the years ended December 31, 2015, 2014, and 2013, are summarized in the following table ($ in thousands).

	2015	2014	2013
Loan earnings and payments
Interest	$4,976	$3,167	$1,947
Other loan income	35	42	328
Operations expense	(5,956)	(3,940)	(7,886)
Principal payments and recoveries	32,120	23,649	14,467

Total cash from loan earnings	31,175	22,918	8,856

Loans originated, net	(40,146)	(43,057)	(20,178)
Advances on loans	(160)	(41)	1,985

Total cash from loan production	(40,306)	(43,098)	(18,193)

Cash from loan earnings and production	(9,131)	(20,180)	(9,337)

REO operations, sales and development
Rental operations, net	3,502	6,119	2,622
Holding costs	(1,125)	(2,060)	(2,772)
Proceeds from real estate sales	81,950	33,886	9,962

Cash from REO operations, sales and development	84,327	37,945	9,812

Outside financing

Interest expense	(1,825)	(1,947)	(2,393)
Principal, net	(8,233)	(13,196)	1,645

Cash from outside financing	(10,058)	(15,143)	(748)

Net cash increase/(decrease) before distributions to limited partners	65,138	2,622	(273)

Partner withdrawals
Distributions	(2,471)	(2,288)	(2,277)
Early withdrawal fees	650	—	—
Liquidations	(16,512)	(6,859)	—

Cash used in partner withdrawals	(18,333)	(9,147)	(2,277)

Net increase/(decrease) in cash	$46,805	$(6,525)	$(2,550)

Cash, end of period	$56,673	$9,868	$16,393

Contractual obligations

The partnership’s only contractual obligation is a mortgage note payable of approximately $27.5 million, which matures in 2022. See Note 5 Real Estate Owned (REO) to the financial statements included in Part II Item 8 of this report for a detailed presentation on mortgage notes payable, which is incorporated by this reference into Part II, item 7.

As of December 31, 2015, the partnership had no construction or rehabilitation loans outstanding.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets for December 31, 2015 and 2014

•	Consolidated Statements of Income for the years ended December 31, 2015 and 2014

•	Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

•	Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

No financial statement schedules are required to be filed because Redwood Mortgage Investors VIII is a smaller reporting company.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Partners

Redwood Mortgage Investors VIII

San Mateo, California

We have audited the accompanying consolidated balance sheet of Redwood Mortgage Investors VIII, ( a California limited partnership) as of December 31, 2015 and the related consolidated statements of income, changes in partners’ capital, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VIII at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

San Francisco, California

April 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VIII

San Mateo, California

We have audited the accompanying consolidated balance sheet of Redwood Mortgage Investors VIII (a California limited partnership) as of December 31, 2014 and the related consolidated statements of income, changes in partners’ capital and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of Redwood Mortgage Investors VIII’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors VIII is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors VIII’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Mortgage Investors VIII as of December 31, 2014 and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino LLP

San Ramon, California

March 31, 2015

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2015 and 2014

($ in thousands)

	2015	2014
ASSETS
Cash, in banks	$56,673	$9,868

Loans,
Secured by deeds of trust
Principal	62,740	71,017
Advances	51	726
Accrued interest	372	294

Loan balance, secured	63,163	72,037

Unsecured	69	92
Allowance for loan losses	—	(8,578)

Loans, net	63,232	63,551

Real estate owned (REO)	82,949	147,112

Other assets, net	4,679	4,568

Total assets	$207,533	$225,099

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Mortgages payable	$27,509	$35,742
Accounts payable	336	417
Payable to affiliate	12	545

Total liabilities	27,857	36,704

Partners’ capital
Limited partners’ capital, subject to redemption, net	187,495	196,490
General partners’ capital (deficit)	(885)	(986)

Total partners’ capital, net	186,610	195,504

Non-controlling interest	—	475

Receivable from affiliate (formation loan)	(6,934)	(7,584)

Partners’ capital subject to redemption, net of non-controlling interest and formation loan	179,676	188,395

Total liabilities and partners’ capital	$207,533	$225,099

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2015 and 2014

($ in thousands)

	2015	2014
Revenues, net
Loans
Interest income	$5,055	$3,301
Late fees	30	24

Revenue, loans	5,085	3,325

Provision for (recovery of) loan losses	994	(185)

Loans, net	4,091	3,510

REO
Rental operations, net	4,307	4,706
Interest on mortgages	(1,628)	(2,043)

Rental operations, net after mortgage interest	2,679	2,663

Realized gains/(losses) on REO sales	7,906	1,667
Impairment (loss)/gain	182	88
Holding costs, net of REO miscellaneous income	32	(99)

REO, net	10,799	4,319

Formation loan imputed interest	401	421
Amortization of discount on formation loan	(401)	(421)

Total revenues, net	14,890	7,829

Operations Expense
Mortgage servicing fees	1,003	834
Asset management fees	725	752
Costs from Redwood Mortgage Corp.	2,034	1,766
Professional services	912	574
Other	127	91

Total operations expense	$4,801	$4,017

Net income	$10,089	$3,812

Limited partners (99%)	$9,988	$3,774
General partners (1%)	101	38

	$10,089	$3,812

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2015 and 2014

($ in thousands)

	Limited Partners’ Capital Subject to Redemption, net	General Partners’ Capital	Total Partners’ Capital

Balance, December 31, 2013	$201,863	$(1,024)	$200,839
Net income	3,774	38	3,812
Distributions	(2,288)	—	(2,288)
Liquidations	(6,859)	—	(6,859)

Balance, December 31, 2014	$196,490	$(986)	$195,504
Net income	9,988	101	10,089
Distributions	(2,471)	—	(2,471)
Liquidations	(16,512)	—	(16,512)

Balance, December 31, 2015	$187,495	$(885)	$186,610

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

($ in thousands)

	2015	2014
Cash from Operations
Interest received	$4,976	$3,167
Other loan income	35	42
Operations expenses	(5,485)	(3,865)
Rental operations, net	4,384	6,624
Holding costs	38	(77)
Mortgage interest and borrowing related fees	(1,825)	(1,947)

Total cash from operations	2,123	3,944

Cash from Investing Activities
Loans
Principal collected on loans – secured	32,047	23,553
Unsecured loan payments received (made)	23	21
Loans originated	(45,083)	(48,576)
Loans sold to affiliates	4,937	5,519
Advances on loans	(160)	(41)

Total – Loans	(8,236)	(19,524)
REO
Sales	81,950	33,886
Development	(1,991)	(1,890)
Non-controlling interest	(475)	(598)

Total – REO	79,484	31,398

Total cash from investing activities	71,248	11,874

Cash from Financing Activities
Mortgages taken	27,747	—
Principal payments	(35,980)	(13,196)

Total cash from financing activities	(8,233)	(13,196)

Net increase/(decrease) in cash before distributions	65,138	2,622

Cash – partner liquidations	(16,512)	(6,859)
Formation loan payment, net of early withdrawal fees	650	—
Cash – partner distributions	(2,471)	(2,288)

Net increase/(decrease) in cash	46,805	(6,525)

Cash and cash equivalents, January 1	$9,868	$16,393

Cash and cash equivalents, December 31	$56,673	$9,868

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

($ in thousands)

Reconciliation of net income to net cash provided by (used in) operating activities:

	2015	2014
Cash flows from operating activities
Net income	$10,089	$3,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	256	72
Imputed interest on formation loan	(401)	(421)
Amortization of discount on formation loan	401	421
Provision for (recovery of) loan losses	994	(185)
REO – depreciation	300	1,879
REO – loss/(gain) on disposal	(7,906)	(1,667)
REO – impairment loss/(gain)	(182)	(88)

Change in operating assets and liabilities
Accrued interest	(79)	(134)
Allowance for loan losses-recoveries	50	75
Receivable from affiliate	—	—
Other assets	368	695
Accounts payable	(1,235)	(565)
Deferred revenue	—	—
Payable to affiliate	(532)	50

Net cash provided by (used in) operating activities	$2,123	$3,944

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$8,010	$360

Cash paid for interest	$1,683	$1,947

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (or, we, RMI VIII or the partnership) was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The partnership is managed externally. The general partners are Redwood Mortgage Corp. (or RMC) and Michael R. Burwell (or Burwell), an individual. RMC’s wholly-owned subsidiary, Gymno LLC, was a general partner prior to its merger into RMC effective June 30, 2015. Burwell is the president and majority shareholder of RMC through his holdings and beneficial interests in certain trusts. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC.

The general partners are solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15900 et seq. of the California Corporations Code. Partners should refer to the partnership agreement for complete disclosure of its provisions. A majority of the outstanding limited partnership units may, without the permission of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners. The approval of all the limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

Profits and losses are allocated among the limited partners according to their respective capital accounts after one percent (1%) of profits and losses are allocated to the general partners. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited liability partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, if and when taxes apply, other than the annual California franchise tax, and any California LLC cash receipts taxes paid by the partnership and its subsidiaries.

The ongoing sources of funds for loans are the proceeds from (1) earnings retained (i.e. not distributed) in partners’ capital accounts, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, (4) REO sales, and, (5) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to partners, and unit redemptions. The cash flow, if any, in excess of these uses is to be re-invested in new loans

Distribution policy

At the time of their subscription for units, partners elect to have distributed to them their monthly, quarterly or annual allocation of profits, or to have profits allocated to their capital accounts be retained by the partnership to compound. Subject to certain limitations, those electing compounding may subsequently change their election. A partner’s election to receive cash distributions is irrevocable.

The partnership continued in 2014 and through August 2015, distributions of two percent (2%), annualized, of limited partners’ capital for those limited partners electing to receive distributions. Beginning with September 2015, the distributions annual rate increased to two and one-half percent (2.5%).

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Liquidity, capital withdrawals and early withdrawals

There is no established public trading and/or secondary market for the units. There are substantial restrictions on transferability of units. Accordingly an investment in the partnership is non-liquid except as to the unit redemption provision in the operating agreement. In order to provide liquidity to limited partners, we have adopted a unit redemption program, whereby after one-year, a limited partner may redeem all or part of their units, subject to certain limitations.

The partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all of part of their capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a ten percent (10%) early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is by the availability of partnership cash. No more than twenty percent (20%) of the total limited partners’ capital accounts balances at the beginning of any year, may be liquidated during any calendar year.

Lending and investment guidelines, objectives and criteria

The partnership’s loans generally have shorter maturity terms than typical mortgages. In the event a borrower is unable to repay in full the principal owing on the loan at maturity, the partnership may consider extending the term through a loan modification or may foreclose and take back the property for sale.

Generally, interest rates on the partnership’s mortgage loans are not affected by market movements in interest rates. If, as expected, we continue to make primarily fixed rate loans and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to partners would possibly result.

Our primary investment objectives are to:

•	Yield a high rate of return from mortgage lending; and,

•	Preserve and protect the partners’ capital.

Loans are arranged and generally serviced by RMC. The partnership generally funds loans:

•	Having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis, and,

•	Having maturities of 5 years or less, not to exceed 15 years.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATIONAL AND GENERAL (continued)

Lending and investment guidelines, objectives and criteria (continued)

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the “loan-to-value ratio”, or LTV) as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over our debt and any senior debt owing on the property is the “protective equity.”

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries (consisting of single member limited liability companies representing ownership in a single real property asset), and, in 2014, its 72.5%-owned subsidiary (a single-asset limited liability company which is owned with affiliates and whose single asset was a development property in San Francisco County). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently. Actual results could differ significantly from these estimates.

-Fair value estimates

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

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly in active markets and quoted prices for identical assets or liabilities that are not active, and inputs other than quoted prices that are observable or inputs derived from or corroborated by market data.

•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

-Fair value estimates (continued)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2015, certain partnership cash balances in banks exceed federally insured limits.

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

December 31, 2015 and 2014

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

-Allowance for loan losses

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

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the partnership is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s credit worthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

-Allowance for loan losses (continued)

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the lower of the amount owed on the loan (legal basis), plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 3 – GENERAL PARTNERS

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $101,000 and $38,000 for the years ended December 31, 2015 and 2014, respectively. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

At times, to enhance the partnership’s earnings, RMC has taken several actions, including:

1) charged less than the maximum allowable fees, and/or,

2) has not requested reimbursement of qualifying expenses.

Such fee waivers and cost actions were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees, to be waived and/or costs to be absorbed. The decision to waive fees and/or to absorb costs and the amount, if any, to be waived or absorbed, is made by RMC in its sole discretion.

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2015 the partnership had made such advances of $22,567,000, of which $6,934,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

On the mortgage loans originated for RMI VIII, RMC may collect loan brokerage commissions (points) limited to an amount not to exceed four percent per year of the total partnership assets. The loan brokerage commissions are paid by the borrowers and, are not an expense of the partnership, and are the primary source of the repayments made by RMC the formation loan.

The formation loan activity is summarized in the following table for 2015 and 2014 ($ in thousands).

	2015	2014
Balance January 1	$7,584	$7,627
Formation Loans Made	—	—
Early withdrawal penalties	(252)	(43)
Repayments	(398)	—

Balance December 31,	$6,934	$7,584

The future minimum payments on the formation loan – as proposed by RMC and the general partners - are presented in the following table ($ in thousands).

2016	$650
2017	650
2018	650
2019	650
2020	650
Thereafter	3,684

Total	$6,934

The formation loan is forgiven if the general partners are removed and RMC is no longer receiving payments for services rendered, per the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 3 – GENERAL PARTNERS (continued)

The following commissions and fees are paid by the borrowers.

-Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. The proceeds from loan brokerage commissions and other fees earned are the source of funds for the repayment of the formation loan by RMC. In 2015 and 2014, loan brokerage commissions paid to the general partners by the borrowers were approximately $957,000 and $892,000, respectively.

-Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. In 2015 and 2014, these fees totaled $60,508 and $34,608, respectively.

-Mortgage servicing fees

Mortgage servicing fees paid to RMC are presented in the following table for 2015 and 2014($ in thousands).

	2015	2014
Chargeable by RMC	$1,003	$897
Waived by RMC	—	(63)

Charged	$1,003	$834

-Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Asset management fees for 2015 and 2014 were approximately $725,000 and $752,000, respectively. No asset management fees were waived during any period reported.

-Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. During 2015 and 2014, operating expenses totaling approximately $2,034,000 and $1,766,000, respectively, were reimbursed to RMC. RMC did not waive its right to request reimbursement of any qualifying charges during 2015 and 2014.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS

Loans generally are funded with a fixed interest rate and a loan term up to five years.

As of December 31, 2015, 44 (83%) of the partnership’s loans (representing 95% of the aggregate principal of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause.

As of December 31, 2015, 28 (53%) of the loans outstanding (representing 72% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for 2015 and 2014 ($ in thousands).

	2015	2014
Principal, January 1	$71,017	$51,890
Loans funded or acquired	45,083	48,576
Principal payments received	(32,047)	(23,553)
Loans sold to affiliates	(4,937)	(5,519)
Foreclosures	(16,312)	(360)
Other – loans charged off against allowance	(64)	(17)

Principal, December 31	$62,740	$71,017

During 2015 and 2014, the partnership renewed four and one loans, respectively, at then current market terms, with an aggregate principal of approximately $6,009,000 and $173,000, which were not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	2015	2014
Number of secured loans	53	48
Secured loans – principal	$62,740	$71,017
Secured loans – lowest interest rate (fixed)	5.0%	4.0%
Secured loans – highest interest rate (fixed)	11.0%	10.5%

Average secured loan – principal	$1,184	$1,480
Average principal as percent of total principal	1.9%	2.1%
Average principal as percent of partners’ capital	0.6%	0.8%
Average principal as percent of total assets	0.6%	0.7%

Largest secured loan – principal	$14,000	$16,312
Largest principal as percent of total principal	22.3%	23.0%
Largest principal as percent of partners’ capital	7.5%	8.3%
Largest principal as percent of total assets	6.7%	7.3%

Smallest secured loan – principal	$95	$80
Smallest principal as percent of total principal	0.2%	0.1%
Smallest principal as percent of partners’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	20	20
Largest percentage of principal in one county	23.7%	28.1%

Number of secured loans in foreclosure status	1	3
Secured loans in foreclosure – principal	$345	$17,220

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2015, the partnership’s largest loan, in the unpaid principal balance of $14,000,000 (representing 22.3% of outstanding secured loans and 7.8% of partnership total assets) has an interest rate of 7.25% and is secured by a commercial property located in Contra Costa County.

As of December 31, 2015, the partnership had no construction loans outstanding and had no rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	2015			2014
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	32	$44,078	70%	29	$58,169	82%
Second trust deeds	21	18,662	30	18	12,566	17
Third trust deeds	—	—	—	1	282	1

Total secured loans	53	62,740	100%	48	71,017	100%
Liens due other lenders at loan closing		30,920			27,744

Total debt		$93,660			$98,761

Appraised property value at loan closing		$178,188			$185,332

Percent of total debt to appraised values (LTV) at loan closing (1)		54.5%			53.3%

(1)	Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	2015			2014
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	33	$27,673	45%	29	$36,545	52%
Multi-family	1	584	1	2	2,971	4
Commercial(3)	19	34,483	54	17	31,501	44

Total secured loans	53	$62,740	100%	48	$71,017	100%

(2)	Single family property type as of December 31, 2015 consists of 15 loans with principal of approximately $14,157,000 that are owner occupied and 18 loans with principal of approximately $13,516,000 that are non-owner occupied. At December 31, 2014, single family property consisted of 17 loans with principal of approximately $8,126,000 that were owner occupied and 12 loans with principal approximately of $28,420,000 that were non-owner occupied.
(3)	Includes one loan in 2015 with a principal balance of $450,000 secured by unimproved land, and one loan in 2014 which had a principal balance of approximately $525,000, and was secured by an improved land lot, with plans to be developed as a five-unit townhouse by the borrower.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. As of December 31, 2015 and 2014, two and one, respectively, of the partnership’s loans with a principal balance of $993,000, and $16,312,000, respectively, were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table at December 31, 2015 and 2014 ($ in thousands).

	2015		2014
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(4)
Contra Costa	$14,327	22.8%	$18,090	25.5%
San Mateo	8,008	12.8	11,525	16.2
San Francisco	7,656	12.2	19,969	28.1
Santa Clara	4,924	7.9	2,917	4.1
Solano	2,575	4.1	2,575	3.6
Napa	976	1.6	990	1.4
Alameda	920	1.5	2,758	3.9
Marin	674	1.1	855	1.2

	40,060	64.0	59,679	84.0

Other Northern California
El Dorado	2,045	3.2	—	—
Monterey	1,366	2.2	173	0.2
Santa Cruz	928	1.5	1,000	1.4
Sacramento	421	0.6	224	0.4
Calaveras	156	0.2	167	0.2
San Benito	95	0.1	96	0.1
Yolo	—	—	2,800	4.0

	5,011	7.8	4,460	6.3

Northern California Total	45,071	71.8	64,139	90.3

Los Angeles & Coastal
Los Angeles	14,873	23.7	2,930	4.1
Orange	669	1.1	1,438	2.0
San Diego	375	0.6	750	1.1
Ventura	344	0.5	347	0.5

	16,261	25.9	5,465	7.7
Other Southern California
San Bernardino	1,300	2.1	1,300	1.8
Kern	108	0.2	113	0.2

	1,408	2.3	1,413	2.0
Southern California Total	17,669	28.2	6,878	9.7

Total Secured Loans	$62,740	100%	$71,017	100%

(4)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Delinquency

Secured loans summarized by payment delinquency for 2015 and 2014, are presented in the following table ($ in thousands).

	2015		2014
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	—	$—
90-179 days	1	345	1	96
180 or more days	—	—	4	17,450

Total past due	1	345	5	17,546
Current	52	62,395	43	53,471

Total secured loan balance	53	$62,740	48	$71,017

At December 31, 2014, the partnership’s largest loan, with an unpaid principal balance of $16,312,000, was included in the table above at 180 or more days delinquent. In September 2015, the loan was foreclosed upon, and the property sold in December 2015.

At December 31, 2015, the partnership had one workout agreement in effect with an aggregate principal of $156,000. The borrower had made all required payments under the workout agreement as of December 31, 2015. The loan is included in the above table as current. At December 31, 2015, the loan was designated impaired, but was not in non-accrual status.

At December 31, 2014, the partnership had three workout agreements in effect with an aggregate principal of $488,000. Two borrowers had made all required payments under the workout agreements. Two loans were included in the above table as current and one loan was included in 90-179 days or more days delinquent. All three of the loans were designated impaired and were in non-accrual status.

Interest income of approximately $14,000 and $0 has been accrued on loans contractually past due 90 day or more as to principal or interest payments during 2015 or 2014, respectively.

Modifications, workout agreements and troubled debt restructurings

Modified secured loan transactions are summarized in the following table for 2015 and 2014 ($ in thousands).

	2015		2014
	Active	Principal	Active	Principal
Balance, January 1	3	$3,233	5	$3,947
New modifications	—	—	—	—
Paid off/Foreclosed	(3)	(2,689)	(2)	(374)
Principal collected	—	(544)	—	(340)

Ending Balance	—	$—	3	$3,233

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Modifications, workout agreements and troubled debt restructurings (continued)

Workout agreements on secured loan transactions are summarized in the following table for 2015 and 2014 ($ in thousands).

	2015		2014
	Active	Principal	Active	Principal
Balance, January 1	3	$488	3	$1,097
New agreements	—	—	1	97
Paid off/Foreclosed	(1)	(225)	—	—
Expired/Voided	(1)	(95)	(1)	(665)
Principal collected	—	(12)	—	(41)

Ending, December 31	1	$156	3	$488

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table for 2015 and 2014 ($ in thousands).

	2015		2014
	Active	Principal	Active	Principal
Balance, January 1	4	$3,599	5	$4,228
New agreements	—	—	—	—
Paid off/Foreclosed	(3)	(2,821)	(1)	(325)
Principal collected	—	(622)	—	(304)

Ending, December 31	1	$156	4	$3,599

Provision for loan losses		$—		$120

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities at December 31, 2015	Loans	Principal	Percent

2016	12	$11,241	18%
2017	17	14,987	24
2018	4	3,879	6
2019	10	22,790	36
2020	7	4,328	7
Thereafter	2	1,515	3

Total future maturities	52	58,740	94
Matured at December 31, 2015	1	4,000	6

Total secured loans	53	62,740	100%

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Scheduled maturities (continued)

During 2015 and 2014, the partnership renewed four and one loans, respectively, with an aggregate principal of approximately $6,009,000 and $173,000, respectively, at then current market terms.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	2015	2014
Number of loans(4)(5)	1	4
Principal	$4,000	$17,316
Advances	—	719
Accrued interest	85	—

Loan balance	$4,085	$18,035

(4)	At December 31, 2014, the four loans past maturity were also included in the secured loans in non-accrual status, and secured loans in delinquency.
(5)	At December 31, 2015, the loan past maturity is current in its payments and was not designated non-accrual, and the extension is being negotiated.

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	2015	2014
Number of loans	2	7

Principal	$577	$17,937
Advances	32	724
Accrued interest	14	—

Loan balance	$623	$18,661

Foregone interest	$—	$884

At December 31, 2015 there was one loan with a loan balance of $345,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2014, there were no loans that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans and the associated allowance for loan losses is presented in the following table ($ in thousands).

	2015	2014
Principal	$732	$20,461
Recorded investment(5)	$784	$21,200
Impaired loans without allowance	$784	$3,769
Impaired loans with allowance	$—	$17,431
Allowance for loan losses, impaired loans	$—	$8,565

Number of Loans	3	8

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for 2015 and 2014 ($ in thousands).

	2015	2014
Average recorded investment	$10,992	$21,425
Interest income recognized	$43	$180
Interest income received in cash	$29	$270

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for 2015 and 2014 ($ in thousands).

	2015	2014
Balance, January 1	$8,578	$8,790

Provision for (recovery of) loan losses	994	(185)

Charge-offs, net
Charge-offs	9,622	102
Recoveries	(50)	(75)

Charge-offs, net	9,572	27

Balance, December 31	$—	$8,578

Ratio of charge-offs, net during the period to average secured loans outstanding during the period	14.5%	—%

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for 2015 and 2014 ($ in thousands).

	2015	2014
Balance, January 1	$147,112	$179,115
Acquisitions	8,446	360
Dispositions	(74,044)	(32,219)
Improvements/betterments	1,553	1,890
Change in net book value	182	(155)
Depreciation	(300)	(1,879)

Balance, December 31	$82,949	$147,112

Beginning in the quarter ended June 30, 2015, and at December 31, 2015, all REO properties are designated held for sale. Prior to being designated held-for-sale, rental properties were depreciated on the straight-line method over the estimated useful life of the property. The net book value of the REO designated held-for-sale from held-for-investment approximated net realizable value. For comparability, prior period separate presentations of held for investment and held for sale, are now presented as if the designation had happened as of January 1 in the first period presented.

REO summarized by property classification is presented in the following table ($ in thousands).

	December 31, 2015		December 31, 2014
	Properties	NBV	Properties	NBV
Property classification
Rental	8	$79,149	13	$127,313
Non-Rental	3	3,800	4	5,048
Development	—	—	3	14,751

Total REO, held for sale, net	11	$82,949	20	$147,112

Rental properties consist of the following eight properties at December 31, 2015;

•	In Alameda County, 4 units in a condominium complex

•	In Amador County, a commercial property

•	In Contra Costa County, a commercial office property

•	In Contra Costa County, 29 units in a condominium complex

•	In Los Angeles County, a 126 unit condominium complex

•	In Los Angeles County, 70 units in a condominium complex

•	In San Francisco County, 13 units in a condominium complex

•	In San Francisco County, a commercial property

Non-Rental properties consist of the following three properties at December 31, 2015;

•	In Fresno County, a partially completed home subdivision

•	In Marin County, approximately 13 acres zoned for residential development

•	In Stanislaus County, approximately 14 acres zoned commercial

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

The earnings from rental operations of the real estate owned, held as investment is presented in the following table for 2015 and 2014 ($ in thousands).

	2015	2014
Rental income	$9,159	$12,101
Operating expenses, rentals
Administration and payroll	1,396	1,500
Homeowner association fees	648	863
Professional services	52	129
Utilities and maintenance	1,069	1,270
Advertising and promotions	66	101
Property taxes	1,114	1,411
Other	198	259

Total operating expenses, rentals	4,543	5,533

Net operating income	4,616	6,568

Depreciation	295	1,857
Receiver fees	14	5

Rental operations, net	4,307	4,706
Interest on mortgages	1,628	2,043

Rental operation, net, less related mortgage interest	$2,679	$2,663

Leases on residential properties are one-year lease terms or month to month. There is one commercial lease with a three-year term for annual rent payments of approximately $85,000. The lease expires in August 2017, with an option to extend.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

The following transactions closed during 2015.

•	Sold a single family home located in Orange County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

•	Sold the last of four units in a condominium complex located in Alameda County, with a gain of approximately $100,000.

•	Sold 32 units in a condominium project in Alameda County, with a gain of approximately $979,000.

•	Sold two of 70 units in a condominium complex in Los Angeles County, with a gain of approximately $39,000.

•	Sold a development property in Los Angeles County, with a gain of approximately $3,857,000.

•	Sold 260 units in a condominium complex in Sacramento County, with a gain of approximately $686,000.

•	Sold three tenant in common units in San Francisco County, with a loss of approximately $253,000 after taking into account a previously recorded valuation reserve.

•	Sold one condominium unit located in San Francisco County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

•	Sold six remaining units in a condominium complex in Contra Costa County, with a gain of approximately $728,000.

•	Sold nine of fourteen remaining units, in a condominium complex in Alameda County, with a gain of approximately $1,605,000.

•	Sold one commercial condominium unit in a condominium complex in San Francisco County, with a gain of approximately $146,000. A total of 13 residential units remain owned by the partnership.

•	Acquired and sold 74 units in a condominium complex in Alameda County, with a gain of approximately $15,000.

•	Sold an eight unit apartment complex with a condominium overlay in Solano County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

The following transactions closed during 2014.

•	Sold two of fifteen units in a condominium complex located in Alameda County, with a gain of approximately $345,000.

•	Sold two units in a condominium complex located in San Francisco County, with a gain of approximately $933,000.

•	Sold a six unit apartment building located in Solano County, for approximately its carrying value.

•	Sold a single family home located in Napa County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

•	Sold three of four units in a condominium complex located in Alameda County, with a gain of approximately $290,000.

•	Sold a 38 unit complex in Contra Costa County, with a gain of approximately $93,000.

•	Sold one of two condominium units located in San Francisco County, for approximately its carrying value.

•	Sold three tenant-in-common units located in San Francisco County, for approximately their carrying value after taking into account a previously recorded valuation reserve.

•	Sold a nine unit condominium complex located in Sutter County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

•	Sold a commercial rental building located in San Francisco County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

•	Sold a 48 unit complex in Contra Costa County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

•	Acquired through foreclosure a single family home in Orange County.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Mortgages payable

Mortgages payable transactions are summarized in the following table for 2015 and 2014 ($ in thousands).

	2015	2014
Principal, January 1	$35,742	$48,938
New mortgages taken	27,747	—
Mortgages paid-off	(35,294)	(12,425)
Principal repaid	(686)	(771)

Principal, December 31	$27,509	$35,742

Mortgages payable are summarized in the following table as of December 31, 2015 and 2014 (mortgage balance $ in thousands).

Lender – summary of terms	2015	2014
NorthMarq Capital – Secured by a condominium complex, located in Los Angeles County, matures July 1, 2022, interest rate (2.86%) varies monthly (LIBOR plus 2.73%), monthly payment(1)(2) $166,745	$27,509	$17,715
East West Bank – Was secured by a fractured condominium project, which sold in August 2015 interest rate varied (greater of Prime plus 1% or 5.50%) and, monthly payment(2) was $78,283	—	13,193
CapitalSource – Was secured by a fractured condominium complex, which was paid off in September 2015 interest rate was 3.95%, and monthly payment(1)(2) was $42,902	—	4,834

Total mortgages payable	$27,509	$35,742

(1)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(2)	Monthly payments based upon a 30-year amortization, with a balloon payment due at maturity.

Future minimum payments of principal at December 31, 2015 are presented in the following table ($ in thousands).

Year
2016	$600
2017	617
2018	635
2019	654
2020	673
Thereafter	24,330

Total	$27,509

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Certain assets and liabilities are measured at fair value on a non-recurring basis, and these are listed below.

•	Loans designated impaired (i.e., that are collateral dependent with a specific reserve)

•	REO for which a valuation reserve has been recorded

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2015
REO with a valuation reserve, net for which an adjustment was recorded during the year	$—	$76,809	$—	$76,809

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2014
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$8,866	$—	$8,866

REO with a valuation reserve, net for which an adjustment was recorded during the year	$—	$87,237	$—	$87,237

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 6 – FAIR VALUE (continued)

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

December 31, 2015 and 2014

NOTE 6 – FAIR VALUE (continued)

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Legal proceedings

In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership. As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business

Commitments

None

NOTE 8 – SUBSEQUENT EVENTS

None

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Armanino LLP (or Armanino) was previously the independent registered public accounting firm for RMI VIII. In December 2015, Armanino was dismissed and BDO USA, LLP was engaged as the new independent registered public accounting firm for RMI VIII. The audit report of Armanino on the financial statements of RMI VIII as of and for the year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the board of directors of RMC, the general partner of RMI VIII.

During the year ended December 31, 2014, and the subsequent year through December 17, 2015, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Armanino on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of such disagreement in their report, or (2) reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes to internal control over financial reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership has no directors or executive officers. The partnership is externally managed. The general partners of the partnership are RMC and Michael Burwell, an individual. The general partners are solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The general partners acting alone have the power and authority to act for and bind the partnership. Limited partners representing a majority of the outstanding units may, without the consent of the general partners, vote to: (i) dissolve the partnership, (ii) amend the partnership agreement subject to certain limitations, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners. A majority in interest of partnership units is required to elect a new general partner to continue the partnership business after a general partner ceases to be a general partner due to its withdrawal.

The General Partners

Redwood Mortgage Corp. Redwood Mortgage Corp. is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other affiliate of mortgage funds formed by the general partners. RMC’s wholly-owned subsidiary, Gymno LLC, was a general partner prior to its merger into RMC effective June 30, 2015.

Michael R. Burwell. Michael R. Burwell, age 59, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2011); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II and RMI III limited partnerships. Mr. Burwell is a general partner of each of the RMI IV, RMI V, RMI VI, RMI VII and RMI VIII limited partnerships. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

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

Item 11 – Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS BY PARTNERSHIP

As indicated above in Item 10, the partnership is externally managed and has no officers or directors. The general partners are solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters.

RMC, and Michael Burwell are the general partners of the partnership. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC. Michael R. Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

The partnership’s partnership agreement permits certain fees and cost reimbursements to be paid to the general partners. See Note 3 (General Partners) to the financial statements included in Part II, item 8 of this report for a presentation of fees and cost reimbursements to the general partners, which presentation is incorporated herein by reference.

I. THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2015 AS PROVIDED FOR IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
RMC (General Partner)	Mortgage Servicing Fee	$1,002,881

General Partners	Asset Management Fee	$725,208

General Partners	1% interest in profits (loss)	$100,886

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY RMC THE YEAR ENDED DECEMBER 31, 2015 (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RMC	Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the loans paid by the borrowers and not by the partnership	$956,889

RMC	Ancillary Fees	$60,508

III. RMC PAID DURING 2015 CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT WAS REIMBURSED

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

During 2015, the partnership reimbursed RMC for operating expenses of $2,033,779.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners are allocated one percent (1%) of income and losses. At December 31, 2015 the general partners had a capital deficit of approximately $885,000. RMC, as a general partner, also owns limited partnership units of RMI VIII. At December 31, 2015, RMC’s limited partner capital account was approximately $27,500 (0.01%). No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

See Note 1 (Organization and General) and Note 3 (General Partners) to the Financial Statements in Part II item 8, which describes certain relationships and related transactions and related party fees.

The partnership is managed externally and does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2015 and 2014 are as follows:

Audit Fees. The aggregate fees billed and accrued during the years ended December 31, 2015 and 2014 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $214,000 and $158,000, respectively.

Audit Related Fees. There were no fees billed during the years ended December 31, 2015 and 2014 for audit-related services.

Tax fees. The aggregate fees billed for tax services for the years ended December 31, 2015 and 2014 were approximately $50,000 and $41,000, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees. There were no other fees billed during the years ended December 31, 2015 and 2014.

All audit and non-audit services are approved by the general partners prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:

1.	In Part II, Item 8 under A – Consolidated Financial Statements.

2.	No financial statement schedules are required to be filed because Redwood Mortgage Investors VIII, LP is a smaller reporting company.

3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Limited Partnership Agreement

3.2	Form of Certificate of Limited Partnership Interest

3.3	Certificate of Limited Partnership

10.1	Servicing Agreement

10.2	Form of Note secured by Deed of Trust

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing

10.4	Promissory Note for Formation Loan

21.1	Subsidiaries of Redwood Mortgage Investors VIII

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 11th day of April, 2016.

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: April 11, 2016	By:	Redwood Mortgage Corp., a General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 11th day of April, 2016.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer of Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.	Date April 11, 2016

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.	Date April 11, 2016

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.	Date April 11, 2016

EXHIBIT INDEX

Exhibit No.

3.1	Limited Partnership Agreement

3.2	Form of Certificate of Limited Partnership Interest

3.3	Certificate of Limited Partnership

10.1	Servicing Agreement

10.2	Form of Note secured by Deed of Trust

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing

10.4	Promissory Note for Formation Loan

21.1	Subsidiaries of Redwood Mortgage Investors VIII

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document