Form 10-Q
period 2016-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2016-05-16
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2016 (unaudited) and December 31, 2015 (audited)

($ in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Cash, in banks	$40,753	$56,673

Loans,
Secured by deeds of trust
Principal	75,641	62,740
Advances	23	51
Accrued interest	588	372

Loan balance, secured	76,252	63,163

Unsecured	65	69
Allowance for loan losses	—	—

Loans, net	76,317	63,232

Real estate owned (REO)	82,164	82,949

Other assets, net	4,681	4,679

Total assets	$203,915	$207,533

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Mortgages payable	$28,293	$27,509
Accounts payable	718	336
Payable to affiliate	—	12

Total liabilities	29,011	27,857

Partners’ capital
Limited partners’ capital, subject to redemption, net	182,612	187,495
General partners’ capital (deficit)	(874)	(885)

Total partners’ capital, net	181,738	186,610

Receivable from affiliate (formation loan)	(6,834)	(6,934)

Partners’ capital subject to redemption, net of formation loan	174,904	179,676

Total liabilities and partners’ capital	$203,915	$207,533

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three Months Ended March 31, 2016 and 2015

($ in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues, net
Loans
Interest income	$1,403	$1,366
Late fees	5	5

Revenue, loans	1,408	1,371

Provision for (recovery of) loan losses	—	400

Loans, net	1,408	971

REO
Rental operations, net	616	1,122
Interest on mortgages	(228)	(380)

Rental operations, net after mortgage interest	388	742

Realized gains/(losses) on REO sales	503	320
Impairment (loss)/gain	—	310
Holding costs, net of REO miscellaneous income	(12)	(34)

REO, net	879	1,338

Total revenues, net	2,287	2,309

Operations Expense
Mortgage servicing fees	233	285
Asset management fees	176	184
Costs from Redwood Mortgage Corp.	484	528
Professional services	280	233
Other	(10)	4

Total operations expense	1,163	1,234

Net income	$1,124	$1,075

Limited partners (99%)	$1,113	$1,064
General partners (1%)	11	11

	$1,124	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016

($ in thousands) (unaudited)

	Limited Partners’ Capital Subject to Redemption, net	General Partners’ Capital	Total Partners’ Capital

Balance, December 31, 2015	$187,495	$(885)	$186,610
Net income	1,113	11	1,124
Distributions	(671)	—	(671)
Liquidations	(5,325)	—	(5,325)

Balance, March 31, 2016	$182,612	$(874)	$181,738

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

($ in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015

Cash from Operations
Interest received	$1,155	$1,031
Other loan income	12	5
Operations expense	(1,046)	(1,146)
Rental operations, net	796	2,148
Holding costs	(12)	(28)
Mortgage interest and borrowing related fees	(211)	(357)

Total cash from operations	694	1,653

Cash from Investing Activities
Loans
Principal collected on loans - secured	4,974	1,864
Unsecured loan payments received (made)	4	—
Loans originated	(18,220)	(10,654)
Loans sold to affiliates	—	3,000
Advances on loans	(11)	(121)

Total - Loans	(13,253)	(5,911)
REO
Sales	2,838	1,178
Development	(161)	(735)
Non-controlling interest	—	(5)

Total - REO	2,677	438

Total cash from investing activities	(10,576)	(5,473)

Cash from Financing Activities
Principal payments	(142)	(202)

Total cash from financing activities	(142)	(202)

Net increase/(decrease) in cash before distributions	(10,024)	(4,022)

Cash – partner liquidations	(5,325)	(2,209)
Formation Loan payment, net of early withdrawal fees	100	—
Cash – partner distributions	(671)	(569)

Net increase/(decrease) in cash	(15,920)	(6,800)

Cash and cash equivalents, beginning of period	$56,673	$9,868

Cash and cash equivalents, March 31	$40,753	$3,068

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	Three Months Ended March 31,
	2016	2015
Cash flows from operations
Net income	$1,124	$1,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	(15)	23
Imputed interest on formation loan	136	(93)
Amortization of discount on formation loan	(136)	93
Provision for (recovery of) loan losses	—	400
REO – depreciation	—	223
REO – loss/(gain) on disposal	(503)	(320)
REO – impairment gain	—	(310)

Change in operation assets and liabilities
Accrued interest	(248)	(335)
Allowance for loan losses-recoveries	—	—
Receivable from affiliate	—	—
Other assets	(10)	576
Accounts payable	358	278
Payable to affiliate	(12)	43

Net cash provided by (used in) operations	$694	$1,653

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$416	$—

Cash paid for interest	$225	$380

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 1 – ORGANIZATIONAL AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership (we, RMI VIII or the partnership) was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

The partnership is externally managed. The general partners are Redwood Mortgage Corp. (RMC) and Michael R. Burwell (Burwell), an individual. Burwell is the president and majority shareholder of RMC through his holdings and beneficial interests in certain trusts. The general partners are solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the partnership. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15900 et seq. of the California Corporations Code. Partners should refer to the partnership agreement for complete disclosure of its provisions. A majority of the outstanding limited partnership units may, without the permission of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners. The approval of all the limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal. The last offering of units of limited partnership interests closed in November 2008.

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

Distribution policy

At the time of their subscription for units, partners elected to have distributed to them their monthly, quarterly or annual allocation of profits, or to have profits allocated to their capital accounts to be retained by the partnership to compound. Subject to certain limitations, those electing compounding may subsequently change their election. A partner’s election to receive cash distributions is irrevocable.

Beginning in September 2015, the distributions annual rate increased to two and one-half percent (2.5%) from two percent (2%).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

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

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is restricted by the availability of partnership cash. No more than twenty percent (20%) of the total limited partners’ capital accounts balances at the beginning of any year, may be liquidated during any calendar year.

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

The partnership’s primary investment objectives are to:

•	Yield a high rate of return from mortgage lending, and,

•	Preserve and protect the partners’ capital.

The partnership generally funds loans:

•	Having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis, and,

•	Having maturities of 5 years or less, not to exceed 15 years.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the company’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property, if any, generally is not to exceed a percentage of the appraised value of the property (the “loan to value ratio”, or LTV) specified in the lending guidelines.

Term of the partnership

The term of the partnership will continue until 2032, unless sooner terminated as provided in the limited partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries (consisting of single-member limited liability companies representing ownership in a single real property asset), and, in 2015, its 72.5%-owned subsidiary (a single-asset limited liability company which is owned with affiliates and whose single asset was a development property in San Francisco County). All significant intercompany transactions and balances have been eliminated in consolidation.

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, in active markets and quoted prices for identical assets or liabilities that are not active, and inputs other than quoted prices that are observable or inputs derived from or corroborated by market data.

•	Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

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

March 31, 2016 (unaudited)

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

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability and/or applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2016, certain partnership cash balances in banks exceed federally insured limits.

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

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. If a valuation allowance has been established on an impaired loan, any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal.

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

March 31, 2016 (unaudited)

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss is computed.

Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio. Because the partnership is an asset-based lender, except as to owner-occupied residences, and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, and a borrower’s creditworthiness are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the lower of the amount owed on the loan (legal basis), plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets, including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale, including potential seller financing.

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

March 31, 2016 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

There are no recently effective or issued but not yet effective accounting pronouncements which would have a material effect on the partnership’s reported financial position or results of operations.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $11,000 and $11,000 for the three months ended March 31, 2016 and 2015, respectively. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

Formation loan/Commissions paid to broker-dealers

Commissions to broker-dealers (B/D sales commissions) for sales of limited partnership interests were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to seven percent (7%) of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan transactions are summarized in the following table at March 31, 2016 ($ in thousands).

2016
Balance January 1	$6,934
Formation Loans Made	—
Early withdrawal penalties	(100)
Repayments	—

Balance March 31	$6,834

The scheduled payments on the formation loan are presented in the following table ($ in thousands).

2016	$550
2017	650
2018	650
2019	650
2020	650
Thereafter	3,684

Total	$6,834

The loan brokerage commissions on the mortgage loans originated for RMI VIII are the primary source of the repayments made by RMC for the formation loan.

The following commissions and fees are paid by borrowers.

- Brokerage commissions, loan originations

In connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid to the general partners by borrowers were approximately $359,924 and $213,849, for the three months ended March 31, 2016 and 2015, respectively.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

- Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by borrowers and are paid to the general partners. Other fees totaled $11,236 and $5,406, for the three months ended March 31, 2016 and 2015, respectively.

The following commissions and fees are paid by the partnership to RMC.

- Mortgage servicing fees

RMC earns mortgage servicing fees of up to 1.5% annually of the unpaid principal balance of the loan portfolio. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the company.

Mortgage servicing fees paid to RMC were approximately $233,000 and $285,000 for the three months ended March 31, 2016 and 2015, respectively. No mortgage servicing fees were waived during any period reported.

- Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Asset management fees were approximately $176,000 and $184,000 for the three months ended March 31, 2016 and 2015, respectively. No asset management fees were waived during any period reported.

- Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operations expense incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Expenses reimbursed to RMC totaled $484,000 and $528,000 for the three months ended March 31, 2016 and 2015, respectively. RMC did not waive its right to request reimbursement of any qualifying charges during any period reported.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of March 31, 2016, 46 (84%) of the partnership’s loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty clause.

As of March 31, 2016, 25 (45%) of the loans outstanding (representing 70% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2016 ($ in thousands).

2016
Principal, January 1	$62,740
Loans funded or acquired	18,220
Principal payments received	(4,974)
Foreclosures	(345)

Principal, March 31	$75,641

There were no renewals during the three months ended March 31, 2016.

Loan characteristics

Secured loans had the characteristics presented in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016	December 31, 2015
Number of secured loans	55	53
Secured loans – principal	$75,641	$62,740
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	11.0%	11.0%

Average secured loan – principal	$1,375	$1,184
Average principal as percent of total principal	1.8%	1.9%
Average principal as percent of partners’ capital	0.8%	0.6%
Average principal as percent of total assets	0.7%	0.6%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	18.5%	22.3%
Largest principal as percent of partners’ capital	7.7%	7.5%
Largest principal as percent of total assets	6.9%	6.7%

Smallest secured loan – principal	$95	$95
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of partners’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	18	20
Largest percentage of principal in one county	31.5%	23.7%

Number of secured loans in foreclosure status	—	1
Secured loans in foreclosure – principal	$—	$345

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2016, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 18.5% of outstanding secured loans and 6.9% of partnership total assets), had an interest rate of 7.25%, was secured by a commercial building in Contra Costa County, and has a maturity of January 1, 2019.

As of March 31, 2016, the partnership had no construction loans outstanding and had no rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	32	$53,565	71%	32	$44,078	70%
Second trust deeds	22	19,076	25	21	18,662	30
Third trust deeds	1	3,000	4	—	—	—

Total secured loans	55	75,641	100%	53	62,740	100%
Liens due other lenders at loan closing		34,211			30,920

Total debt		$109,852			$93,660

Appraised property value at loan closing		$209,426			$178,188

Percent of total debt to appraised values (LTV) at loan closing(1)		52.1%			54.5%

(1)	Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	36	$30,255	39%	33	$27,673	45%
Multi-family	2	894	1	1	584	1
Commercial	16	44,042	59	18	34,033	53
Land	1	450	1	1	450	1

Total secured loans	55	$75,641	100%	53	$62,740	100%

(2)	Single family property type as of March 31, 2016 consists of 15 loans with principal of approximately $12,514,000 that are owner occupied and 21 loans with principal of approximately $17,741,000 that are non-owner occupied. At December 31, 2015, single family property consisted of 15 loans with principal of approximately $14,157,000 that were owner occupied and 18 loans with principal of approximately $13,516,000 that were non-owner occupied.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. As of March 31, 2016 and December 31, 2015, one and two, respectively, of the partnership’s loans with a principal balance of $343,000 and $993,000, respectively, were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
Contra Costa	$23,827	31.5%	$14,327	22.8%
San Francisco	10,006	13.2	7,656	12.2
San Mateo	8,001	10.6	8,008	12.8
Santa Clara	2,890	3.8	4,924	7.9
Solano	2,575	3.4	2,575	4.1
Alameda	1,343	1.8	920	1.5
Napa	972	1.3	976	1.6
Marin	773	1.0	674	1.1

	50,387	66.6	40,060	64.0

Other Northern California
El Dorado	2,044	2.7	2,045	3.2
Monterey	1,673	2.2	1,366	2.2
Santa Cruz	910	1.2	928	1.5
Sacramento	420	0.6	421	0.6
Calaveras	155	0.2	156	0.2
San Benito	95	0.1	95	0.1

	5,297	7.0	5,011	7.8

Total Northern California	55,684	73.6	45,071	71.8

Los Angeles & Coastal
Los Angeles	18,807	24.9	14,873	23.7
Orange	668	0.9	669	1.1
San Diego	375	0.5	375	0.6
Ventura	—	—	344	0.5

	19,850	26.3	16,261	25.9

Other Southern California
Kern	107	0.1	108	0.2
San Bernardino	—	—	1,300	2.1

	107	0.1	1,408	2.3

Total Southern California	19,957	26.4	17,669	28.2

Total Secured Loans Balance	$75,641	100%	$62,740	100%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Delinquency, modifications, and workout agreements

Secured loans summarized by payment delinquency are presented in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	2	$513		$—
90-179 days	—	—	1	345
180 or more days	—	—		—

Total past due	2	513	1	345
Current	53	75,128	52	62,395

Total secured loan balance	55	$75,641	53	$62,740

At March 31, 2016, the partnership had one workout agreement in effect with a principal balance of $155,000. The borrower had made all required payments under the workout agreement, and was included in the above table as current. The loan was designated as impaired, but was not in non-accrual status.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of March 31, 2016	Loans	Principal	Percent
2016(4)	9	$8,997	12%
2017	20	20,349	27
2018	4	13,034	17
2019	10	22,877	30
2020	7	4,321	6
2021	3	1,153	2
Thereafter	1	910	1

Total future maturities	54	71,641	95
Matured as of March 31, 2016	1	4,000	5

Total Secured loan balance	55	$75,641	100%

(4)	Loans maturing in 2016 from April 1 to December 31.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Matured loans

Secured loans past maturity are summarized in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016	December 31, 2015
Number of loans(5)	1	1
Principal	$4,000	$4,000
Advances	—	—
Accrued interest	113	85

Total Secured loan balance	$4,113	$4,085

Percent of principal	5%	6%

(5)	At March 31, 2016 and December 31, 2015, the loan past maturity is current in its payments and was not designated non-accrual, and the extension is being negotiated.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016	December 31, 2015
Number of loans	1	2

Principal	$232	$577
Advances	2	32
Accrued interest	2	14

Loan balance	$236	$623

Foregone interest	$—	$—

At March 31, 2016, there were no loans contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2015, there was one loan with a loan balance of $345,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 4 – LOANS (continued)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of March 31, 2016 and December 31, 2015 ($ in thousands).

	March 31, 2016	December 31, 2015
Principal	$386	$732
Recorded investment(6)	$395	$784
Impaired loans without allowance	$395	$784
Impaired loans with allowance	$—	$—
Allowance for loan losses, impaired loans	$—	$—

Number of Loans	2	3

(6)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended March 31, 2016 and the year ended December 31, 2015 ($ in thousands).

	March 31, 2016	December 31, 2015
Average recorded investment	$590	$10,992
Interest income recognized	$7	$43
Interest income received in cash	$7	$29

Allowance for loan losses

At March 31, 2016 and December 31, 2015, the partnership had not recorded an allowance for loan losses, as all loans were deemed to have protective equity such that collection is reasonably assured for amounts owing.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three months ended March 31, 2016 ($ in thousands).

Balance, January 1	$82,949
Acquisitions	1,388
Dispositions	(2,334)
Improvements/betterments	161

Balance, March 31	$82,164

At March 31, 2016, all properties are designated held for sale.

The following transactions closed during the three months ended March 31, 2016:

•	Sold 8 of the 70 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $89,000.

•	Sold 2 of the 4 unites remaining at the beginning of the period, in a condominium complex in Alameda County with a gain of approximately $415,000.

•	Acquired 3 commercial units and a parking lot located in Ventura County.

REO summarized by property classification is presented in the following table ($ in thousands).

	March 31, 2016		December 31, 2015
	Properties	NBV	Properties	NBV
Property classification
Rental	9	$78,364	8	$79,149
Non-Rental	3	3,800	3	3,800

Total REO, net	12	$82,164	11	$82,949

Rental properties consist of the following ten properties at March 31, 2016:

•	In Los Angeles County, 62 units in a condominium complex.

•	In Contra Costa County, 29 units in a condominium complex.

•	In Los Angeles County, a 126 unit condominium complex.

•	In Amador County, a commercial property.

•	In Contra Costa County, a commercial property.

•	In Alameda County, 2 units in a condominium complex.

•	In San Francisco County, 13 units in a condominium complex.

•	In San Francisco County, a commercial property.

•	In Ventura County, a commercial property.

Non-Rental properties consist of the following three properties at March 31, 2016:

•	In Fresno County, a partially completed home subdivision.

•	In Stanislaus County, approximately 14 acres zoned commercial.

•	In Marin County, approximately 13 acres zoned for residential development.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

The earnings from rental operations are presented in the following table for the three months ended March 31, 2016 and 2015 ($ in thousands).

	2016	2015
Rental income	$1,367	$2,584

Operating expenses, rentals
Administration and payroll	185	343
Homeowner association fees	115	194
Professional services	11	2
Utilities and maintenance	205	301
Advertising and promotions	4	18
Property taxes	209	319
Other	22	62

Total operating expenses, rentals	751	1,239

Net operating income	616	1,345

Depreciation	—	217
Receiver fees	—	6

Rental operations, net	616	1,122
Interest on mortgages	228	380

Rental operation, net of mortgage interest	$388	$742

Leases on residential properties are one-year lease terms or month to month. There is one commercial lease with a three-year term for annual rent payments of approximately $85,000. The lease expires in August 2017, with an option to extend.

Mortgages payable

Mortgages payable transactions are summarized in the following table for the three months ended March 31, 2016 ($ in thousands).

2016
Principal, January 1	$27,509
Mortgages acquired by foreclosure(1)	926
Principal repaid	(142)

Principal, March 31	$28,293

(1)	The partnership took ownership of a property through foreclosure of its second mortgage, subject to the existing deed of trust. The manager is in discussion with the first mortgage holder as to future payments. Current amount payable includes all unpaid interest and other charges associated with the loan at time of foreclosure.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) (continued)

Mortgages payable (continued)

Mortgages payable as of March 31, 2016 and December 31, 2015 are summarized in the following table (mortgage balance $ in thousands).

	March 31, 2016	December 31, 2015
NorthMarq Capital – Secured by a condominium complex, located in Los Angeles County, matures July 1, 2022, interest rate (2.86%) varies monthly (LIBOR plus 2.73%), monthly payment(2)(3) $166,770	$27,367	$27,509

OcWen Loan Servicing – secured by a commercial property Located in Ventura County, matures on February 1, 2036 Interest rate (7.875%) Monthly payment $5,655(4)	926	—

Total Mortgages payable	28,293	27,509

(2)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(3)	Monthly payments based upon a 30-year amortization, with a balloon payment due at maturity.
(4)	Terms based on original note, Manager is in discussion with mortgage holder as to future payments and terms

Future minimum payments of principal at March 31, 2016 are presented in the following table ($ in thousands).

2016 (April 1 to December 31)	$675
2017	635
2018	655
2019	674
2020	695
Thereafter	24,959

Total	$28,293

NOTE 6 – FAIR VALUE

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

Certain assets and liabilities are measured at fair value on a non-recurring basis and are listed below.

•	Loans designated impaired (i.e., that are collateral dependent with a specific reserve)

•	REO for which a valuation reserve has been recorded

•	REO acquired through foreclosure during the year

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

NOTE 6 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis in the three months ended March 31, 2016 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
Item	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of 03/31/2016
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—

REO for which a valuation reserve has been recorded in the year	$—	$—	$—	$—

REO acquired through foreclosure during the year	$—	$416	$—	$416

The following methods and assumptions are used when estimating fair value.

(a)	Secured loans, performing (i.e., not designated as impaired) (Level 2) – Each loan is reviewed for its delinquency, protective equity (LTV) adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the partnership intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. Furthermore, there are no prepayment penalties to be collected and any loan buyers would be unwilling to risk paying above par. Due to these factors, sales of the loans are infrequent, and an active market does not exist.

(b)	Secured loans, designated impaired (Level 2) – Secured Loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions Level 2 inputs.

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

March 31, 2016 (unaudited)

NOTE 6 – FAIR VALUE (continued)

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

March 31, 2016 (unaudited)

NOTE 6 – FAIR VALUE (continued)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Legal proceedings

In the normal course of business, the partnership may become involved in various legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect debt owed under promissory notes, to enforce the provisions of deeds of trust, to protect its interest in real property subject to the deeds of trust, and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of the date hereof, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Commitments

None.

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operations results to be expected for the full year.

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

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

General Partners and Other Related Parties

See Note 1 (Organizational and General) and Note 3 (General Partners and Other Related Parties) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of various partnership activities for which the general partners and related parties are compensated, and other related-party transactions, including the formation loan, which presentation is incorporated by reference into this Item 2.

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

San Diego’s economy has expanded rapidly over the past several years, with job growth outpacing the national average since 2012. The local economy benefits from a well-diversified employment base that includes life sciences, telecommunications technology, wearable devices, and healthcare. The U.S. Navy and Marine Corps also maintain a huge presence in the region and provide some stability to the economy. San Diego surpassed its prerecession employment peak back in late 2013, six months before the state (Figure 3). The service sector has been the principal driver of growth, with professional & business services and education & health services producing some of the strongest growth. The two sectors rose 2.8 percent and 4.5 percent over the past year, respectively. Construction has also gotten back on track. The only industry to show weakness on an annual basis has been information (Figure 4), which has been true in many areas across the nation. Most of the losses in this sector have not been in the technology industry per se, but rather have come in legacy industries such as newspapers and landline telecommunications.

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

Performance Highlights

For the three months ended March 31, 2016, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 2.4% (annualized). Distributions to those limited partners electing periodic distributions was 2.5% (annualized).

As of March 31, 2016, the Secured loans – average daily balance for 2016 decreased approximately $10.5 million or approximately 13.6% compared to the average daily balance for the same period in 2015, due primarily to the foreclosure of a previously impaired loan, which was transferred into REO and subsequently sold during 2015. Interest income on loans increased $37,000 (2.7%) and Net Income increased $49,000 (4.6%) compared to 2015. Total operations expense as a percent of interest income on loans was 83% and 90% for the three months ended March 31, 2016 and 2015, respectively.

REO income decreased approximately $459,000 (34.3%) for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to the sale of the REO properties. REO income includes rental operations, net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO and gains or losses on the sale of REO.

Key Performance Indicators

The table below shows key performance indicators for the three months ended March 31 ($ in thousands).

	2016	2015	2014
Limited Partners’ capital – end-of-period	$182,612	194,776	200,117
Limited Partners’ capital – average balance	$185,054	195,633	200,990

Secured loans – average daily balance	$66,124	76,535	50,558
Secured loans – end-of-period	$75,641	76,742	53,119

Interest on loans	$1,403	1,366	668
Portfolio interest rate(1)	8.3%	7.2%	6.8%
Effective yield rate(2)	8.5%	7.1%	5.3%

Provision for (recovery of) loan losses	$—	400	(30)
Percent(2)	—%	2.1%	(0.2)%

Real estate owned (REO)
REO – end of period	$82,164	146,975	176,059
Mortgages payable – end-of-period	$28,293	35,540	48,612

Rental operations, net	$616	1,122	940
Interest on mortgages payable	$(228)	(380)	(546)

Rental operations, net after mortgage interest	$388	742	394

Realized gains on REO sales	$503	320	3

Operations expense	$1,163	1,234	943

Net Income	$1,124	1,075	130
Percent(3)(4)	2.4%	2.2%	0.3%

Partner Distributions	$671	569	557
Percent (annual rate) (5)	2.5%	2.0%	2.0%

Partner Liquidations	$5,325	2,209	1,318

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of limited partners’ capital – average balance, annualized
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions. In September 2015, the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect until that date and prior.

Limited Partners’ Capital – End-of-Period

The March 31, 2016 end-of-period limited partners’ capital balance was approximately $182.6 million, which was a decrease of approximately 6.3% ($12.2 million) over 2015’s $194.8 million.

The decrease in limited partners’ capital balance at March 31, 2016 compared to March 31, 2015 resulted from an increase due to the allocation of income, offset by periodic distributions to those limited partners electing monthly, quarterly or annual distributions, and partner liquidations.

Withdrawals by month in the first quarter, are presented in the following table.

2016	$ per unit(1)	Units purchased upon withdrawal
January	1	—
February	1	—
March	1	$5,324,862

Total		$5,324,862

(1)	Early withdrawal penalties withheld from the total paid were $100,133.

Secured Loans – End-of-Period

The March 31, 2016 end-of-period secured loan balance of approximately $75.6 million, was a decrease of approximately 1.4% ($1.1 million) over the March 31, 2015 end-of-period secured loan balance of approximately $76.7 million. The decrease in the end-of-period secured loan balance was primarily due to the foreclosure, and subsequent sale, of a previously impaired loan during 2015.

As of March 31, 2016, 46 (84%) of the partnership’s loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of March 31, 2016, 25 (45%) of the loans outstanding (representing 70% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at March 31, 2016 was 52%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 48% in the property, and we as lenders have lent in the aggregate 52% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

For the three months ended March 31, 2016, the partnership added approximately $18.2 million of new loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

REO – End-of-Period

At March 31, 2016, the partnership held a total of 12 REO properties, all of which were designated held for sale. The March 31, 2016 end-of-period REO balance was approximately $82.2 million, which was a decrease of approximately 44.0% ($64.8 million) compared to the March 31, 2015 balance of $147.0 million, due to REO sales made in a favorable real estate market.

At March 31, 2016, approximately 84% ($69.0 million) of total REO was comprised of two properties located in Glendale, California.

The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed for income, marketed and sold, with the proceeds reinvested into new loans.

See Note 5 (REO) to the financial statements included in Part I , Item 1 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Mortgages Payable – End-of-Period

The March 31, 2016 end-of-period mortgages payable balance was approximately $28.3 million, which was a decrease of approximately 20% ($7.2 million) compared to the March 31, 2015 balance of $35.5 million. The decrease is due to the partnership making regular mortgage payments consisting of principal and interest, and the payoff of loans due to the sale of REO held as collateral.

Analysis and discussion of income from operations

Significant changes to income or expense areas for the three month period ended March 31, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

			REO, net
	Interest Income	Provision/ (Recovery) Loan Losses	Rental, Net After Interest	Gains/ (Losses)	Impairment (Loss)/Gain	Holding Costs, Net	Operations Expense	Net Income /(Loss)
Three months ended
March 31, 2016	$1,403	—	388	503	—	(12)	1,163	1,124
March 31, 2015	1,366	400	742	320	310	(34)	1,234	1,075

Change	$37	(400)	(354)	183	(310)	22	(71)	49

Change
Loan balance increase	$(96)	—	—	—	—	—	(52)	(44)
Effective interest rate	133	—	—	—	—	—	—	133
Stabilized portfolio	—	(400)	—	—	—	—	—	400
REO sales	—	—	(529)	183	(310)	22	—	(634)
Professional services	—	—	—	—	—	—	47	(47)
Other	—		175	—	—	—	(66)	241

Change	$37	(400)	(354)	183	(310)	22	(71)	49

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans

Interest on loans increased approximately $37,000 (2.7%) for the three months ended March 31, 2016, compared to the same period in 2015 due to the continued stabilization of the secured loan portfolio.

Provision for (recovery of) loan losses/allowance for loan losses

At March 31, 2016, the partnership had not recorded an allowance for loan losses as all loans had protective equity such that at March 31, 2016, collection was deemed probable for amounts owing. There were no loans past due more than 90 days at March 31, 2016.

REO - rental operations, net after mortgage interest

At March 31, 2016 the partnership held 9 rental properties, all of which were designated held for sale. For purposes of comparability, properties that were designate held for investment in prior periods are presented as if they were included in held for sale for all periods presented.

Rental operations, net after mortgage interest decreased by approximately $354,000 for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the sale of REO properties, with the proceeds reinvested into new loans.

Rental financial highlights by property type are presented in the table below for the three months ended March 31, 2016 ($ in thousands).

	Rental Income	Rental Expenses	Depreciation	Receiver Fees	Mortgage Interest	Rental, Net After Interest
Property type
Residential	$1,275	640	—	—	228	407
Commercial	92	111	—	—	—	(19)

Total	$1,367	751	—	—	228	388

REO – realized gains/(losses) on REO sales

The realized gains/(losses) on REO sales is presented in the following table for the three months ended March 31, 2016, and 2015 ($ in thousands).

Three months ended March 31,	Sales proceeds, net	Gains(losses)
2016	$2,838	$503
2015	$1,178	$320

Revenues – REO – Impairment (loss)/gain

The REO impairment (loss)/gain is primarily driven by specific reserves, associated with the estimated net realizable value of properties, as analyzed each year.

Operations Expense

Significant changes to operations expense areas for the three month period ended March 31, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

	Mortgage Servicing Fees	Asset Management Fees	Costs From RMC	Professional Services	Other	Total
For the three months ended,
March 31, 2016	$233	176	484	280	(10)	1,163
March 31, 2015	285	184	528	233	4	1,234

Change	$(52)	(8)	(44)	47	(14)	(71)

Explanation of change
Loan Balance Decrease	(52)	—	—	—	—	(52)
Professional service timing	—	—	—	47	—	47
Capital Balance Decrease	—	(8)	(44)	—	—	(52)
Other	—	—	—	—	(14)	(14)

Change	$(52)	(8)	(44)	47	(14)	(71)

- Mortgage servicing fees

The decrease in mortgage servicing fees was due to the decrease in the average secured loan balance.

- Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management.

- Costs from RMC

The decrease in costs from RMC was due primarily to the reduction in partners’ capital, relative to other affiliated mortgage funds managed by RMC.

- Professional services

Professional services, including audit & tax fess, increased due primarily to changes in the timing of recognition for services rendered.

Liquidity and Capital Resources

The ongoing sources of funds for loans are the proceeds from (1) earnings retained (i.e. not distributed) in partners’ capital accounts, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, (4) REO sales, and, (5) to a lesser degree and, if obtained, a line of credit. Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to partners, and partner liquidations. The cash flow, if any, in excess of these uses is to be re-invested in new loans.

Cash flows by operating function for the three months ended March 31, 2016 and 2015 are summarized in the following table ($ in thousands).

	Three Months Ended March 31,
	2016	2015
Loan earnings and payments
Interest	$1,155	$1,031
Other loan income	12	5
Operations expense	(1,092)	(1,146)
Principal payments and recoveries	4,978	1,864

Total cash from loan earnings	5,053	1,754

Loans originated, net	(18,220)	(7,654)
Advances on loans	(11)	(121)

Total cash from loan production	(18,231)	(7,775)

Cash from loan earnings and production	(13,178)	(6,021)

REO operations, sales and development
Rental operations, net	681	1,777
Holding costs	(12)	(397)
Proceeds from real estate sales	2,838	1,178

Cash from REO operations, sales and development	3,507	2,558

Outside financing
Interest expense	(211)	(357)
Principal, net	(142)	(202)

Cash from outside financing	(353)	(559)

Net cash increase/(decrease) before distributions to limited partners	(10,024)	(4,022)

Partner withdrawals
Distributions	(671)	(569)
Early withdrawal fees	100	—
Liquidations	(5,325)	(2,209)

Cash used in partner withdrawals	(5,896)	(2,778)

Net increase/(decrease) in cash	$(15,920)	$(6,800)

Cash, end of period	$40,753	$3,068

Contractual Obligations

The partnership’s contractual obligations consist of two mortgage notes payable of approximately $28.3 million which mature in 2022 and 2036. See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

At March 31, 2016, the partnership had no construction or rehabilitation loans outstanding.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 58.3% and 59.0% at March 31, 2016 and 2015, respectively.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

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

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Withdrawals by month in the first quarter, are presented in the following table.

2016	$ per unit	Units purchased upon withdrawal
January	1	—
February	1	—
March	1	$5,324,862

Total		$5,324,862

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: May 16, 2016	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 16, 2016	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document