Form 10-Q
period 2016-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2016-08-15
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2016 (unaudited) and December 31, 2015 (audited)

($ in thousands)

ASSETS

	June 30,	December 31,
	2016	2015
Cash, in banks	$25,263	$56,673

Loans,
Secured by deeds of trust
Principal	90,531	62,740
Advances	24	51
Accrued interest	791	372
Loan balance, secured	91,346	63,163

Unsecured	61	69
Allowance for loan losses	—	—
Loans, net	91,407	63,232

Real estate owned (REO)	80,166	82,949
Other assets, net	1,235	4,679
Total assets	$198,071	$207,533

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Mortgages payable	$27,228	$27,509
Accounts payable and other liabilities	405	336
Payable to affiliate	4	12
Total liabilities	27,637	27,857

Partners’ capital
Limited partners’ capital, subject to redemption, net	178,023	187,495
General partners’ capital (deficit)	(859)	(885)
Total partners’ capital, net	177,164	186,610

Receivable from affiliate (formation loan)	(6,730)	(6,934)

Partners’ capital subject to redemption, net of formation loan	170,434	179,676

Total liabilities and partners’ capital	$198,071	$207,533

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Six Months Ended June 30, 2016 and 2015

($ in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net
Loans
Interest income	$1,684	$1,517	$3,087	$2,883
Late fees	2	18	7	19
Revenue, loans	1,686	1,535	3,094	2,902
Provision for (recovery of) loan losses	(25)	—	(25)	400
Loans, net	1,711	1,535	3,119	2,502

REO
Rental operations, net	649	1,280	1,265	2,402
Interest on mortgages	(274)	(393)	(502)	(773)
Rental operations, net of mortgage interest	375	887	763	1,629
Realized gains/(losses) on sales	281	1,672	784	1,992
Impairment (loss)/gain	—	263	—	573
Holding costs, net of other income	563	(47)	551	(81)
REO, net	1,219	2,775	2,098	4,113
Total revenues, net	2,930	4,310	5,217	6,615

Operations Expense
Mortgage servicing fees	294	293	527	577
Asset management fees	172	183	348	367
Costs from Redwood Mortgage Corp.	491	443	975	971
Professional services	478	266	757	500
Other	22	116	13	116
Total operations expense	1,457	1,301	2,620	2,531

Net income	$1,473	$3,009	$2,597	$4,084

Net income
Limited partners (99%)	$1,458	$2,979	$2,571	$4,043
General partners (1%)	15	30	26	41
	$1,473	$3,009	$2,597	$4,084

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Redemption, net	Capital (Deficit)	Capital
Balance, December 31, 2015	$187,495	$(885)	$186,610
Net income	2,571	26	2,597
Distributions	(1,322)	—	(1,322)
Liquidations	(10,721)	—	(10,721)
Balance, June 30, 2016	$178,023	$(859)	$177,164

For the Three Months Ended June 30, 2016

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Redemption, net	Capital (Deficit)	Capital
Balance, March 31, 2016	$182,612	$(874)	$181,738
Net income	1,458	15	1,473
Distributions	(651)	—	(651)
Liquidations	(5,396)	—	(5,396)
Balance, June 30, 2016	$178,023	$(859)	$177,164

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2016 and 2015

($ in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash from Operations
Interest received	$1,481	$1,769	$2,636	$2,800
Other loan income	5	14	17	19
Operations expense	(1,498)	(1,322)	(2,544)	(2,467)
Rental operations, net	418	881	1,214	3,027
Holding costs	563	(47)	551	(75)
Mortgage interest and borrowing related fees	(255)	(838)	(466)	(1,195)
Other assets	3,411	—	3,411	—
Total cash from operations	4,125	457	4,819	2,109
Cash from Investing Activities
Loans
Principal collected on loans - secured	11,660	14,078	16,634	15,942
Unsecured loan payments received (made)	4	3	8	3
Loans originated	(28,550)	(10,326)	(46,770)	(20,980)
Loans sold to affiliates	2,000	1,637	2,000	4,637
Advances on loans	—	18	(11)	(103)
Total - Loans	(14,886)	5,410	(28,139)	(501)
REO
Sales	2,363	13,162	5,201	14,341
Development	(84)	(500)	(245)	(1,235)
Non-controlling interest	—	(470)	—	(475)
Total - REO	2,279	12,192	4,956	12,631
Total cash from investing activities	(12,607)	17,602	(23,183)	12,130
Cash from Financing Activities
Mortgages taken	—	27,747	—	27,747
Principal payments	(1,065)	(17,679)	(1,207)	(17,881)
Total cash from financing activities	(1,065)	10,068	(1,207)	9,866
Net increase/(decrease) in cash before distributions	(9,547)	28,127	(19,571)	24,105
Cash – partner liquidations	(5,396)	(4,447)	(10,721)	(6,656)
Formation loan payment, net of early withdrawal fees	104	81	204	81
Cash – partner distributions	(651)	(573)	(1,322)	(1,142)
Net increase/(decrease) in cash	(15,490)	23,188	(31,410)	16,388
Cash and cash equivalents, beginning of period	$40,753	$3,068	$56,673	$9,868
Cash and cash equivalents, June 30	$25,263	$26,256	$25,263	$26,256

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2016 and 2015

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash flows from operations
Net income	$1,473	$3,009	$2,597	$4,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	15	27	30	50
Provision for (recovery of) loan losses	(25)	—	(25)	400
REO – depreciation	—	78	—	301
REO – loss/(gain) on disposal	(281)	(1,672)	(784)	(1,992)
REO – impairment (gain)	—	(263)	—	(573)

Change in operation assets and liabilities
Accrued interest	(204)	252	(452)	(83)
Allowance for loan losses-recoveries	25	—	25	—
Receivable from affiliate	—	(52)	—	(52)
Other assets	3,454	(618)	3,414	(42)
Accounts payable and other liabilities	(335)	(402)	23	(125)
Payable to affiliate	3	98	(9)	141
Net cash provided by (used in) operations	$4,125	$457	$4,819	$2,109

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$—	$—	$416	$—

Cash paid for interest	$270	$411	$495	$768

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership (we, RMI VIII or the partnership) was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment-mortgage loans secured by California real estate, primarily through first and second deeds of trust.

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

June 30, 2016 (unaudited)

Liquidity, capital withdrawals and early withdrawals

There is no established public trading and/or secondary market for the units, and none is expected to develop. There are substantial restrictions on transferability of units. To provide liquidity to limited partners, the partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty (20) quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all or part of their capital account in four (4) quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a ten percent (10%) early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.  There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is restricted by the availability of partnership cash. No more than twenty percent (20%) of the total limited partners’ capital account balances at the beginning of any year, may be liquidated during any calendar year.

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

June 30, 2016 (unaudited)

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value:  1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or investment approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of individual unit sales or as a bulk disposition).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

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

Cash, in banks

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2016 and December 31, 2015, certain partnership cash balances in banks may at times exceed federally insured limits.

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower.

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

From time to time, the partnership negotiates and enters into loan modifications with borrowers whose loans are delinquent. In the normal course of the partnership’s operations, loans that mature may be renewed at then current market rates and terms for new loans. Such renewals are not designated as impaired, unless the renewed loan was previously designated as impaired.

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

The fair value estimates of the related collateral are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

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

Rental income/depreciation

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

Recently issued accounting pronouncements

 On June 16, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13 (ASU 2016-13) Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope.

ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  ASU 2016-13’s approach, referred to as the current expected credit losses (CECL) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments.  ASU 2016-13 does not prescribe a specific method to make the estimate so its application will require significant judgment

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Generally, the initial estimate of the ECL and subsequent changes in the estimate will be reported in current earnings. The ECL will be recorded through an allowance for loan losses (ALL) in the statement of financial position.

ASU 2016-13 will be effective for SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.

The partnership is evaluating the impact of ASU 2016-13 on the credit analytics and other process used in establishing the ALL.  The initial – and preliminary conclusion – is that, because RMI VIII is a real estate based lender, relying primarily on low LTV’s/significant protective equity in making the lending decision,  the impact on reported financial position and results of operations will not be material to the financial position or results from operations of the partnership.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $15,000 and $30,000 for the three months ended, and $26,000 and $41,000 for the six months ended June 30, 2016 and 2015, respectively. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

The formation loan transactions are summarized in the following table at June 30, 2016 ($ in thousands).

2016
Balance January 1	$6,934
Formation loans made	—
Early withdrawal penalties	(204)
Repayments	—
Balance June 30	$6,730

The scheduled payments on the formation loan are presented in the following table ($ in thousands).

2016	$446
2017	650
2018	650
2019	650
2020	650
Thereafter	3,684
Total	$6,730

The loan brokerage commissions on the mortgage loans originated for RMI VIII are the primary source of the repayments made by RMC for the formation loan.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

The following commissions and fees are paid by borrowers directly to RMC.

- Brokerage commissions, loan originations

In connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid to the general partners by borrowers were $649,682 and $230,808, for the three months ended, and $1,167,601 and $444,657 for the six months ended June 30, 2016 and 2015, respectively.

- Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by borrowers and are paid to the general partners. Other fees totaled $40,523 and $38,964, for the three months ended, and $51,759 and $44,370 for the six months ended June 30, 2016 and 2015, respectively.

The following commissions and fees are paid by the partnership to RMC.

- Mortgage servicing fees

RMC earns mortgage servicing fees of up to 1.5% annually of the unpaid principal balance of the loan portfolio.  The mortgage servicing fees are accrued monthly on all loans.  Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the partnership.

Mortgage servicing fees paid to RMC were approximately $294,000 and $293,000 for the three months ended, and $527,000 and $577,000 for the six months ended June 30, 2016 and 2015, respectively.  No mortgage servicing fees were waived during any period reported.

- Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Asset management fees were approximately $172,000 and $183,000 for the three months ended, and $348,000 and $367,000 for the six months ended June 30, 2016 and 2015, respectively. No asset management fees were waived during any period reported.

- Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operations expense incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Expenses reimbursed to RMC totaled $491,000 and $443,000  for the three months ended, and $975,000 and $971,000 for the six months ended June 30, 2016 and 2015, respectively.  RMC did not waive its right to request reimbursement of any qualifying charges during any period reported.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of June 30, 2016, 47 (84%) of the partnership’s loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

As of June 30, 2016, 21 (38%) of the loans outstanding (representing 60% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the six months ended June 30, 2016 and 2015, respectively          ($ in thousands).

	2016	2015
Principal, January 1	$62,740	$71,017
Loans funded or acquired	46,770	20,980
Principal payments received	(16,634)	(15,942)
Loans sold to affiliates	(2,000)	(4,637)
Foreclosures	(345)	—
Other - loans charged off against allowance	—	(65)
Principal, June 30	$90,531	$71,353

There were no renewals during the six months ended June 30, 2016.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30,	December 31,
	2016	2015
Number of secured loans	56	53
Secured loans – principal	$90,531	$62,740
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	11.0%	11.0%

Average secured loan – principal	$1,617	$1,184
Average principal as percent of total principal	1.8%	1.9%
Average principal as percent of partners’ capital	0.9%	0.6%
Average principal as percent of total assets	0.8%	0.6%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	15.5%	22.3%
Largest principal as percent of partners’ capital	7.9%	7.5%
Largest principal as percent of total assets	7.1%	6.7%

Smallest secured loan – principal	$94	$95
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of partners’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	18	20
Largest percentage of principal in one county	25.5%	23.7%

Number of secured loans in foreclosure status	—	1
Secured loans in foreclosure – principal	$—	$345

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2016, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 15.5% of outstanding secured loans and 7.1% of partnership total assets), had an interest rate of 7.3%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019.

As of June 30, 2016, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	33	$66,828	74%	32	$44,078	70%
Second trust deeds	22	20,703	23	21	18,662	30
Third trust deeds	1	3,000	3	—	—	—
Total secured loans	56	$90,531	100%	53	62,740	100%
Liens due other lenders at loan closing		33,765			30,920

Total debt		$124,296			$93,660

Appraised property value at loan closing		$245,659			$178,188

Percent of total debt to appraised values (LTV) at loan closing(1)		51.8%			54.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30, 2016			December 31,2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	37	$39,843	44%	33	$27,673	45%
Multi-family	2	893	1	1	584	1
Commercial	16	49,345	54	18	34,033	53
Land	1	450	1	1	450	1
Total secured loans	56	$90,531	100%	53	$62,740	100%

(2)

Single family property type as of June 30, 2016 consists of 15 loans with principal of approximately $12,358,000 that are owner occupied and 22 loans with principal of approximately $27,485,000 that are non-owner occupied. At December 31, 2015, single family property consisted of 15 loans with principal of approximately $14,157,000 that were owner occupied and 18 loans with principal of approximately $13,516,000 that were non-owner occupied.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. As of June 30, 2016 and December 31, 2015, one and two, respectively, of the partnership’s loans with a principal balance of $343,000 and $993,000, respectively, were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Mateo	$18,608	20.5%	$8,008	12.8%
Contra Costa	14,325	15.8	14,327	22.8
San Francisco	11,727	12.9	7,656	12.2
Alameda	9,443	10.4	920	1.5
Solano	1,875	2.1	2,575	4.1
Santa Clara	1,192	1.3	4,924	7.9
Napa	969	1.1	976	1.6
Marin	774	0.9	674	1.1
	58,913	65.0	40,060	64.0
Other Northern California
El Dorado	2,044	2.3	2,045	3.2
Monterey	3,519	3.9	1,366	2.2
Santa Cruz	891	1.0	928	1.5
Sacramento	420	0.5	421	0.6
Calaveras	153	0.2	156	0.2
San Benito	94	0.1	95	0.1
	7,121	8.0	5,011	7.8
Total Northern California	66,034	73.0	45,071	71.8

Los Angeles & Coastal
Los Angeles	23,050	25.5	14,873	23.7
Orange	667	0.7	669	1.1
San Diego	675	0.7	375	0.6
Ventura	—	—	344	0.5
	24,392	26.9	16,261	25.9
Other Southern California
Kern	105	0.1	108	0.2
San Bernardino	—	—	1,300	2.1
	105	0.1	1,408	2.3
Total Southern California	24,497	27.0	17,669	28.2
Total Secured Loans Balance	$90,531	100.0%	$62,740	100.0%

(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Delinquency, modifications, and workout agreements

Secured loans summarized by payment delinquency are presented in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	—	$—
90-179 days	2	793	1	345
180 or more days	1	4,000	—	—
Total past due	3	$4,793	1	345
Current	53	85,738	52	62,395
Total secured loan balance	56	$90,531	53	$62,740

At June 30, 2016, the partnership had one workout agreement in effect with a principal balance of $153,000. The borrower had made all required payments under the workout agreement, and was included in the above table as current. The loan was designated as impaired, but was not in non-accrual status. The loan of $4.0 million was past its maturity date at June 30, 2016 and December 31, 2015.  The borrower has listed the property for sale and – due to the substantial protective equity in the property – it is reasonably assured that the partnership will be paid in full accordance with the note.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of June 30, 2016	Loans	Principal	Percent
2016(4)	4	$1,467	2%
2017	20	28,955	32
2018	7	19,133	21
2019	14	31,735	35
2020	6	3,200	4
2021	3	1,150	1
Thereafter	1	891	1
Total future maturities	55	86,531	96
Matured as of June 30, 2016	1	4,000	4
Total secured loan balance	56	$90,531	100%

(4)	Loans maturing in 2016 from July 1 to December 31.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Matured loans

Secured loans past maturity are summarized in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30,	December 31,
	2016	2015
Number of loans(5)	1	1
Principal	$4,000	$4,000
Advances	—	—
Accrued interest	198	85
Total secured loan balance	$4,198	$4,085
Percent of principal	4%	6%

(5)

At June 30, 2016 and December 31, 2015, the loan past maturity was not designated non-accrual, as the loan has an LTV substantially below 50%. The borrower has listed the property for sale and – due to the substantial protective equity in the property - it is reasonably assured that the partnership will be paid in full accordance with the note.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30,	December 31,
	2016	2015
Number of loans	1	2
Principal	$231	$577
Advances	2	32
Accrued interest	0	14
Loan balance	$233	$623
Foregone interest	$—	$—

At June 30, 2016, there were three loans with a principal balance of $4,792,773, that were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2015, there was one loan with a loan balance of $345,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of June 30, 2016 and December 31, 2015 ($ in thousands).

	June 30,	December 31,
	2016	2015
Principal	$4,384	$732
Recorded investment(6)	$4,590	$784
Impaired loans without allowance	$4,590	$784
Impaired loans with allowance	$—	$—
Allowance for loan losses, impaired loans	$—	$—

Number of Loans	3	3

(6)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the six months ended June 30, 2016 and the year ended December 31, 2015 ($ in thousands).

	June 30,	December 31,
	2016	2015
Average recorded investment	$2,687	$10,992
Interest income recognized	$212	$43
Interest income received in cash	$13	$29

Allowance for loan losses

At June 30, 2016 and December 31, 2015, the partnership had not recorded an allowance for loan losses, as all loans were deemed to have protective equity such that collection is reasonably assured for amounts owing.

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and six months ended June 30, 2016 ($ in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
Balance, beginning of period	$82,164	$82,949
Acquisitions	—	1,388
Dispositions	(2,082)	(4,416)
Improvements/betterments	84	245
Balance, end of period	$80,166	$80,166

At June 30, 2016, all properties are designated held for sale.

The following transactions closed during the three months ended June 30, 2016:

-	Sold 6 of the 62 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $25,000.
-	Sold 1 of the 2 units remaining at the beginning of the period, in a condominium complex in Alameda County with a gain of approximately $203,000.
-	Sold 1 of the 13 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $135,000.

The following transactions closed during the three months ended March 31, 2016:

-	Sold 8 of the 70 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $89,000.
-	Sold 2 of the 4 units remaining at the beginning of the period, in a condominium complex in Alameda County with a gain of approximately $415,000.
-	Acquired 3 commercial units and a parking lot located in Ventura County.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

REO summarized by property classification is presented in the following table ($ in thousands).

	June 30, 2016		December 31, 2015
	Properties	NBV	Properties	NBV
Property classification
Rental	9	$76,366	8	$79,149
Non-Rental	3	3,800	3	3,800
Total REO, net	12	$80,166	11	$82,949

Rental properties consist of the following nine properties at June 30, 2016:

-	In Los Angeles County, 56 units in a condominium complex.
-	In Contra Costa County, 29 units in a condominium complex.
-	In Los Angeles County, a 126 unit condominium complex.
-	In Amador County, a commercial property.
-	In Contra Costa County, a commercial property.
-	In Alameda County, 1 unit in a condominium complex.
-	In San Francisco County, 12 units in a condominium complex.
-	In San Francisco County, a commercial property.
-	In Ventura County, a commercial property.

Non-Rental properties consist of the following three properties at June 30, 2016:

-	In Fresno County, a partially completed home subdivision.
-	In Stanislaus County, approximately 14 acres zoned commercial.
-	In Marin County, approximately 13 acres zoned for residential development.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Earnings from rental operations are presented in the following table for the three and six months ended June 30, 2016 and 2015 ($ in thousands).

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Rental income	$1,414	$2,544	$2,781	$5,128
Operating expenses, rentals
Administration and payroll	198	344	383	687
Homeowner association fees	115	182	230	376
Professional services	16	14	26	17
Utilities and maintenance	183	242	388	544
Advertising and promotions	4	19	9	37
Property taxes	188	301	397	620
Other	59	81	81	141
Total operating expenses, rentals	763	1,183	1,514	2,422
Net operating income	651	1,361	1,267	2,706
Depreciation	—	77	—	294
Receiver fees	2	4	2	10
Rental operations, net	649	1,280	1,265	2,402
Interest on mortgages	274	393	502	773
Rental operation, net of mortgage interest	$375	$887	$763	$1,629

Leases on residential properties are one-year lease terms or month to month.  There is one commercial lease with a three-year term for annual rent payments of approximately $85,000.  The lease expires in August 2017, with an option to extend.

Mortgages payable

Mortgages payable transactions are summarized in the following table for the six months ended June 30, 2016 ($ in thousands).

2016
Principal, January 1	$27,509
Mortgages acquired by foreclosure(1)	926
Principal repaid	(1,207)
Principal, June 30	$27,228

(1)	In February, 2016, the partnership took ownership of a property through foreclosure of its second mortgage, subject to the existing deed of trust. The loan was paid in full in June, 2016.

Mortgage payable as of June 30, 2016 and December 31, 2015 are summarized in the following table (mortgage balance $ in thousands).

	June 30,	December 31,
	2016	2015
NorthMarq Capital – Secured by a condominium complex, located in Los Angeles County, matures July 1, 2022, interest rate (3.11%) varies monthly (LIBOR plus 2.73%), monthly payment(2)(3) $167,753	$27,228	$27,509

(2)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(3)	Monthly payments based upon a 30-year amortization, with a balloon payment due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

Future minimum payments of principal at June 30, 2016 are presented in the following table ($ in thousands).

2016 (July 1 to December 31)	$290
2017	595
2018	613
2019	633
2020	653
Thereafter	24,444
Total	$27,228

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

- Loans designated impaired (i.e., that are collateral dependent with a specific reserve)

- REO for which a valuation reserve has been recorded

- REO acquired through foreclosure during the year

Assets and liabilities measured at fair value on a non-recurring basis in the six months ended June 30, 2016 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	06/30/2016
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—
REO for which a valuation reserve has been recorded in the year	$—	$—	$—	$—
REO acquired through foreclosure during the year(1)	$—	$416	$—	$416

(1)

The dollar amount presented is the net of the fair value of the property at acquisition of the REO and the principal and interest owing on the first mortgage assumed of approximately $926,000. The mortgage was paid off in June 2016

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

The following methods and assumptions are used when estimating fair value.

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

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison (sales comp) method. Management primarily obtains sale comps through its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

If applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of brokers’ opinions of value or appraisals.

Multi-family residential – The partnership’s multi-family residential assets consist of multiple owned units at fractured condominium projects and wholly owned apartment complexes with condominium overlays. Management’s fair market value analysis compares the aggregate retail value of the units as for-sale condominiums against the asset’s value as an income-producing rental property in determining its most favorable market.

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

Management’s preferred method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method when rental operations are consistent and rental income and expenses have been normalized. In order to determine market capitalization rates (cap rates), management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the property’s most recent available annual net operating income to determine the property’s value as an income-producing project. When reliable net operating income information is not available, or the project is under development, or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2016 (unaudited)

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

Commercial buildings – Where commercial rental income information is available, management’s preferred method for determining the fair value of its commercial real estate assets is the direct capitalization method. In order to determine cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project.  When reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value of stabilized properties performing at market, less any cost to improve.

Supplementally, and particularly when reliable net operating income is not available or the project is under development, management will seek additional information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land. Management may rely on information in the form of a sale comparison analysis (where adequate sales comps are available), brokers’ opinion of value or appraisal.

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

None.

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

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

Overview

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

See Note 1 (Organization and General) to the financial statements included in Part I, Item 1 of this report on Form 10-Q for additional detail on the organization and operations of RMI VIII which detail is incorporated by this reference into this Item 2. For a detailed presentation of the partnership activities for which the general partners and related parties are compensated and related transactions, including the formation loan to RMC, See Note 1 (Organization and General) and Note 3 (General Partners and Other Related Parties) to the financial statements included in Part I, Item 1 of this report which presentation is incorporated by this reference into this Item 2.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part I, Item 1 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

Results of Operations

General Economic Conditions

All of our mortgage loans are secured by California real estate.  Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in the state.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports.  Highlights from recently issued reports from Wells Fargo Securities Economics Group are presented below.

In the publication: California Mid-Year Economic Update (dated June 23, 2016):

Newly Released Data Show Stronger GDP Growth in the Golden State – While a few signs of slowing are evident, California’s economy remains in the midst of a tremendous run of economic growth. Nonfarm employment growth has averaged nearly three percent over the past three years, and the state’s jobless rate has tumbled to 5.2 percent, narrowing the gap to the U.S. rate to just half a percentage point.  California’s good fortune has largely been due to the rapid growth of technology, knowledge-based and creative industries.

Recently released data from the U.S. Bureau of Economic Analysis put some solid numbers behind California’s recent performance.  Real gross domestic product (GDP) grew 4.1 percent in 2015 to 2.46 trillion, …. Growth slowed during the second half of the year, however, with real GDP rising at 2.7 percent annualized in the fourth quarter and averaging just 1.6 percent during the second half of the year. This past year marked the strongest growth rate since 2004 and was also one of the fastest growth rates of any state, tying Oregon for the largest percentage gain.  California easily outpaced the national average for the fourth consecutive year, as the nation grew at a lesser 2.4 percent growth pace.  California, which accounts for 13.8 percent of national GDP, accounted for 23.8 percent of the nation’s growth in 2015.

California’s world-renown technology sector, which is largely captured in the information and professional, scientific & technical services sectors, continued in the fourth quarter. The two sectors made the most significant contribution to California’s real GDP growth, contributing a combined 1.3 percentage points to the 2.7 percent overall annualized growth during the quarter.  Moreover, tech-related growth in California has far outpaced the national average over the past year, with tech output growing by a larger 10.3 percent in the California relative to a 6.0 percent gain nationwide.

Housing remains a bright spot in the state’s economy, as California’s burgeoning employment and population growth continues to fuel demand for new homes.  Residential construction activity ramped up in 2015, with single-family permits registering 44,132 units for the year, marking their highest level since 2007. The multifamily market also continued to thrive, with 53,479 units permitted in 2015. The gains in housing helped boost construction output, which accounted for 0.26 percentage points of real GDP growth in the fourth quarter. That said, we expect the pace of construction to moderate slightly through the balance of this year and in 2017. Multifamily development is set to cool from its breakneck pace and population growth is likely to take a bit of a breather, as residents and would-be residents re-examine the costs and the benefits of living in expensive coastal regions in the Bay Area and Southern California.

In the publication “California Employment Conditions” June 2016 (dated July 22, 2016), the Wells Fargo Economics Group notes:

Hiring Ramps Back Up in June – California employers boosted hiring in June, as nonfarm employment rose by 40,300 jobs, following a 27,500 gain in May.  Through the first six months of this year, nonfarm employment has increased by an average 30,900 jobs per month, which is a marked deceleration from the 40,250 jobs monthly on average in 2015.

California’s important tech sector appears to be losing some of its momentum.  The information industry, which includes software publishing, internet search portals and data processing, cut 3,200 jobs in June, and added an average of 800 jobs a month during the first half of 2016. This is a far cry from the 1,440 jobs added on average in 2015.  By contrast hiring held steady in professional & technical services, which includes computer systems design, adding 4,800 jobs in June, following a huge 10,900-job gain in May.  Manufacturing added 3,600 jobs in June but is California’s only major industry that shrank over the past year.  Construction employment declined for the second-straight month but shows the strongest year-to-year growth.

On a regional basis, the majority of California’s metropolitan areas reported job gains in June.  The Los Angeles-Long Beach-Glendale area reported the largest increase, with 11,500 jobs added.  The San Francisco Bay Area added just over 10,000 jobs, with 6,500 jobs added in San Francisco and 3,500 jobs added in the South Bay.  Other notable pickups came from Anaheim, Fresno and Sacramento, which each added 3,500 jobs or more. Bakersfield was the only metro area posting a major decline, losing 2,100 jobs in June.  This marks the second-consecutive monthly loss for Bakersfield, where energy-related cutbacks are taking a toll.

California’s rapid job growth and strong gains in the high-paying tech sector have driven personal incomes up 5.4 percent over the past year.  While California easily outpaced the nation’s 4.4 percent personal income growth, the state’s higher costs continue to stretch resident’s finances… The consumer price index (CPI) in California has risen at a much  faster rate than its national counterpart.  Rapidly rising housing costs and higher prices for services in general have pushed the California CPI up 2.1 percent over the past year.  Consumer prices in the Bay Area increased by an even larger 2.8 percent.

Performance Highlights

For the three and six months ended June 30, 2016, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.2% and 2.8% (annualized), respectively. Distributions to those limited partners electing periodic distributions was 2.5% (annualized).

For the six months ended June 30, 2016, continuing improvement in interest on loans ($3.087 million in 2016, $2.883 million in 2015, and $1.446 million in 2014) is reflective of the growth in the portfolio of performing loans and the increasing effective yield rate (8.4% in 2016, 7.3% and 2015, and 5.3% in 2014).  For the six months ended June 30, 2016, the effective yield rate on the loan portfolio and the portfolio interest rate (average daily balance) were equal at 8.4%, indicating that nearly all loans are performing.

As of June 30, 2016, the Secured loans – average daily balance for 2016 decreased approximately $2.430 million or approximately 3.2% compared to the average daily balance for the same period in 2015, due primarily to the foreclosure of an impaired loan with a principal balance of approximately $16.3 million during 2015.  The property was sold in 2015.

REO income decreased approximately $1.556 million  (56.1%) for the three months ended, and $2.015 million (49.0%) for the six months ended June 30, 2016, compared to the same period in 2015, due primarily to the sale of certain REO properties declining from $136.270 million to $80.166 million.  REO income includes earnings from rental operations, net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO and gains or losses on the sale of REO.

Net income for the six months ended June 30, 2016 was $2.597 million, a decrease of $1.487 million (36.4%) compared to the same period in 2015. Total operations expense as a percent of interest income on loans was 86.5% and 85.8% for the three months ended, and 84.9% and 87.8% for the six months ended June 30, 2016 and 2015, respectively.

Key Performance Indicators

The table below shows key performance indicators for the six months ended June 30 ($ in thousands).

	2016	2015	2014
Limited Partners’ capital – end-of-period	$178,023	192,735	198,598
Limited Partners’ capital – average balance	$182,710	194,667	200,193

Secured loans – average daily balance	$73,616	76,046	59,966
Secured loans – end-of-period	$90,531	71,353	59,031

Interest on loans	$3,087	2,883	1,446
Portfolio interest rate(1)	8.4%	7.3%	6.6%
Effective yield rate(2)	8.4%	7.6%	5.3%

Provision for (recovery of) loan losses	$(25)	400	(160)
Percent(2)	(0.1)%	1.1%	(0.5)%

Real estate owned (REO)
REO – end of period	$80,166	136,270	175,427
Mortgages payable – end-of-period	$27,228	45,608	48,290

Rental operations, net	$1,265	2,402	2,100
Interest on mortgages payable	$502	773	1,093
Rental operations, net after mortgage interest	$763	1,629	1,007

Realized gains on REO sales	$784	1,992	2

Operations expense	$2,620	2,531	1,899

Net Income	$2,597	4,084	683
Percent(3)(4)	2.8%	4.2%	0.7%

Partner Distributions	$1,322	1,142	1,119
Percent (annual rate)(5)	2.5%	2.0%	2.0%

Partner Liquidations(6)	$10,721	6,656	2,822

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of limited partners’ capital – average balance, annualized
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.  In September 2015, the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect until that date and prior.

(6)	Liquidations are made once a quarter, on the last business day of the quarter.

The table below shows key performance indicators for the three months ended June 30 ($ in thousands).

	2016	2015	2014
Limited Partners’ capital – end-of-period	$178,023	192,735	198,598
Limited Partners’ capital – average balance	$180,318	193,756	199,358

Secured loans – average daily balance	$81,108	75,562	59,159
Secured loans – end-of-period	$90,531	71,353	59,031

Interest on loans	$1,684	1,517	778
Portfolio interest rate(1)	8.4%	7.5%	6.6%
Effective yield rate(2)	8.3%	8.0%	5.3%

Provision for (recovery of) loan losses	$(25)	—	(130)
Percent(2)	(0.1)%	0.0%	(0.9)%

Real estate owned (REO)
REO – end of period	$80,166	136,270	175,427
Mortgages payable – end-of-period	$27,228	45,608	48,290

Rental operations, net	$649	1,280	1,160
Interest on mortgages payable	$274	393	547
Rental operations, net after mortgage interest	$375	887	613

Realized gains on REO sales	$281	1,672	—

Operations expense	$1,457	1,301	960

Net Income	$1,473	3,009	553
Percent(3)(4)	3.2%	6.1%	1.1%

Partner Distributions	$651	573	562
Percent (annual rate)(5)	2.5%	2.0%	2.0%

Partner Liquidations(6)	$5,396	4,447	1,503

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance, annualized
(3)	Percent of limited partners’ capital – average balance, annualized
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.  In September 2015, the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect until that date and prior.

(6)	Liquidations are made once a quarter, on the last business day of the quarter.

Limited Partners’ Capital – End-of-Period

The June 30, 2016 end-of-period limited partners’ capital balance was approximately $178 million, which was a decrease of approximately 7.6% ($14.7 million) over 2015’s $192.7 million.

Secured Loans – End-of-Period

The June 30, 2016 end-of-period secured loan balance of approximately $90.5 million, was an increase of approximately 26.9% ($19.2 million) over the June 30, 2015 end-of-period secured loan balance of approximately $71.3 million.

The partnership added approximately $28.6 million and $46.8 million of new loans for the three and six months ended June 30, 2016 (respectively).

As of June 30, 2016, 47 (84%) of the partnership’s loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception.  The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of June 30, 2016, 21 (38%) of the loans outstanding (representing 60% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at June 30, 2016 was 51.8%.  Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 48.2% in the property, and we as lenders have lent in the aggregate 51.8% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

REO – End-of-Period

At June 30, 2016, the partnership held 12 REO properties (9 rental properties), all of which were designated held for sale. The June 30, 2016 end-of-period REO balance was approximately $80.2 million, which was a decrease of approximately 41.2% ($56.1 million) compared to the June 30, 2015 balance of $136.3 million, due to REO sales made in a favorable real estate market.

At June 30, 2016, approximately 84.0% ($67.3 million) of total REO was comprised of two properties located in Glendale, California.

The total REO balance and number of properties held is expected to continue to decline as the remaining properties are managed for income, marketed and sold, with the proceeds reinvested into new loans.

See Note 5 (REO) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Mortgages Payable – End-of-Period

The June 30, 2016 end-of-period mortgages payable balance was approximately $27.2 million, which was a decrease of approximately 40.3% ($18.4 million) compared to the June 30, 2015 balance of $45.6 million. The decrease is due to the partnership making regular mortgage payments consisting of principal and interest, and the payoff of loans due to the sale of REO held as collateral.

Analysis and discussion of income from operations

Significant changes to income or expense areas for the six month period ended June 30, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

			REO, net
		Provision for	Rental,			Holding		Net
	Interest	(Recovery of)	Net After	Gains/	Impairment	Costs,	Operations	Income
	Income	Loan Losses	Interest	(Losses) on sales	(Loss)/Gain	Net	Expense	/(Loss)
Six months ended
June 30, 2016	$3,087	$(25)	$763	$784	$—	$551	$2,620	$2,597
June 30, 2015	2,883	400	1,629	1,992	573	(81)	2,531	4,084
Change	$204	$(425)	$(866)	$(1,208)	$(573)	$632	$89	$(1,487)

Change
Loan balance increase (decrease)	18	—	—	—	—	—	(51)	69
Effective interest rate	186	—	—	—	—	—	—	186
Stabilized portfolio	—	(425)	—	—	—	—	—	(425)
REO sales	—	—	(1,041)	(1,208)	(573)	49	—	(2,773)
Cost reimbursements	—	—	—	—	—	—	(44)	44
Professional services	—	—	—	—	—	—	257	(257)
Change in rental operations	—	—	—	—	—	—	—	—
Other	—	—	175	—	—	583	(73)	1,669
Change	$204	$(425)	$(866)	$(1,208)	$(573)	$632	$89	$(1,487)

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Significant changes to income or expense areas for the three month period ended June 30, 2016 compared to the same period in  2015 are summarized in the following table ($ in thousands).

			REO, net
		Provision for	Rental,			Holding		Net
	Interest	(Recovery of)	Net After	Gains/	Impairment	Costs,	Operations	Income
	Income	Loan Losses	Interest	(Losses) on sales	(Loss)/Gain	Net	Expense	/(Loss)
Three months ended
June 30, 2016	$1,684	$(25)	$375	$281	$—	$563	$1,457	$1,473
June 30, 2015	1,517	—	887	1,672	263	(47)	1,301	3,009
Change	$167	$(25)	$(512)	$(1,391)	$(263)	$610	$156	$(1,536)

Change
Loan balance increase (decrease)	114	—	—	—	—	—	—	114
Effective interest rate	53	—	—	—	—	—	—	53
Stabilized portfolio	—	(25)	—	—	—	—	—	25
REO sales	—	—	(512)	(1,391)	(263)	27	—	(2,139)
Cost reimbursements	—	—	—	—	—	—	—	—
Professional services	—	—	—	—	—	—	212	(212)
Other	—	—	—	—	—	583	(56)	623
Change	$167	$(25)	$(512)	$(1,391)	$(263)	$610	$156	$(1,536)

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans

Interest on loans increased approximately $167,000 (11.0%) for the three months ended and $204,000 (7.1%) for the six months ended June 30, 2016, compared to the same periods in 2015, respectively, due to the continued increase in the balance of performing loans and the increase in the effective interest rates.

Provision for (recovery of) loan losses/allowance for loan losses

At June 30, 2016, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2016, collection was deemed probable for amounts owing.

REO - rental operations, net after mortgage interest

At June 30, 2016 the partnership held 9 rental properties, all of which were designated held for sale, and not subject to depreciation.

Rental operations, net after mortgage interest decreased by approximately $512,000 for the three months ended, and $866,000 for six months ended  June 30, 2016 compared to the same periods in 2015, respectively, primarily due to the sale of REO properties.

Rental financial highlights by property type are presented in the table below for the six months ended June 30, 2016 ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential	$2,528	$1,268	$—	$1	$465	$794
Commercial(1)	253	246	—	1	37	(31)
Total	$2,781	$1,514	$—	$2	$502	$763

Rental financial highlights by property type are presented in the table below for the three months ended June 30, 2016 ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential	$1,253	$628	$—	$1	$237	$387
Commercial(1)	161	135	—	1	37	(12)
Total	$1,414	$763	$—	$2	$274	$375

(1)	The partnership took ownership of a property through foreclosure of its second mortgage, subject to the existing deed of trust. The loan was paid in full in June, 2016.

REO – realized gains/(losses) on REO sales

The realized gains/(losses) on REO sales is presented in the following table for the six months ended June 30, 2016, and 2015 ($ in thousands).

Six months ended June 30,	Sales proceeds, net	Gains(losses)
2016	$5,201	$784
2015	$14,341	$1,992

The realized gains/(losses) on REO sales is presented in the following table for the three months ended June 30, 2016, and 2015 ($ in thousands).

Three months ended June 30,	Sales proceeds, net	Gains(losses)
2016	$2,363	$281
2015	$13,162	$1,672

Revenues – REO – Impairment (loss)/gain

The REO impairment (loss)/gain is primarily driven by specific reserves, associated with the estimated net realizable value of properties, as analyzed each year.

Operations Expense

Significant changes to operations expense areas for the six month period ended June 30, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the six months ended,
June 30, 2016	$527	$348	$975	$757	$13	$2,620
June 30, 2015	577	367	971	500	116	2,531
Change	$(50)	$(19)	$4	$257	$(103)	$89

Explanation of change
Loan balance increase (decrease)	(51)	—	—	—	—	(51)
Manager expense allocations	—	—	(44)	—	—	(44)
Professional services rendered	—	—	48	259	—	307
Capital balance decrease	—	(19)	—	—	—	(19)
Other	1	—	—	(2)	(103)	(104)
Change	$(50)	$(19)	$4	$257	$(103)	$89

Significant changes to operations expense areas for the three month period ended June 30, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended,
June 30, 2016	$294	$172	$491	$478	$22	$1,457
June 30, 2015	293	183	443	266	116	1,301
Change	$1	$(11)	$48	$212	$(94)	$156

Explanation of change
Manager expense allocations	—	—	—	—	—	—
Professional services rendered	—	—	48	212	—	260
Capital balance decrease	—	(11)	—	—	—	(11)
Other	1	—	—	—	(94)	(93)
Change	$1	$(11)	$48	$212	$(94)	$156

– Mortgage servicing fees

The decrease in mortgage servicing fees was due to the decrease in the average secured loan balance for the six months ended June 30, 2016.

– Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management for the three and six months ended June 30, 2016.

– Costs from RMC

The increase in costs from RMC for the three months ended June 30, 2016 was due primarily to a change in when professional services are rendered.

– Professional services

Professional services, including audit & tax fess, increased due primarily to changes in the provision of services rendered for the three and six months ended June 30, 2016.

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

Cash flows by operating function for the three and six months ended June 30, 2016 and 2015 are summarized in the following table ($ in thousands).

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	2016	2015	2016	2015
Loan earnings and payments
Interest	$1,481	$1,769	$2,636	$2,800
Other loan income	5	14	17	19
Operations expense	(1,523)	(1,322)	(2,615)	(2,467)
Principal payments and recoveries	11,689	14,081	16,667	15,945
Total cash from loan earnings	11,652	14,542	16,705	16,297

Loans originated, net	(26,550)	(8,689)	(44,770)	(16,343)
Advances on loans	—	18	(11)	(103)
Total cash from loan production	(26,550)	(8,671)	(44,781)	(16,446)
Cash from loan earnings and production	(14,898)	5,871	(28,076)	(149)

REO operations, sales and development
Rental operations, net	334	602	1,015	2,377
Holding costs	563	(738)	551	(1,135)
Other Assets	3,411	—	3,411	—
Proceeds from real estate sales	2,363	13,162	5,201	14,341
Cash from REO operations, sales and development	6,671	13,026	10,178	15,583

Outside financing
Interest expense	(255)	(838)	(466)	(1,195)
Principal, net	(1,065)	10,068	(1,207)	9,866
Cash from outside financing	(1,320)	9,230	(1,673)	8,671
Net cash increase/(decrease) before distributions to limited partners	(9,547)	28,127	(19,571)	24,105
Partner withdrawals
Distributions	(651)	(573)	(1,322)	(1,142)
Early withdrawal fees	104	81	204	81
Liquidations	(5,396)	(4,447)	(10,721)	(6,656)
Cash used in partner withdrawals	(5,943)	(4,939)	(11,839)	(7,717)
Net increase/(decrease) in cash	$(15,490)	$23,188	$(31,410)	$16,388
Cash, end of period	$25,263	$26,256	$25,263	$26,256

Contractual Obligations

The partnership’s contractual obligations consist of one mortgage notes payable of approximately $27.2 million which matures in 2022. See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

At June 30, 2016, the partnership had no construction or rehabilitation loans outstanding.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 58.3% and 60.0% at June 30, 2016 and 2015, respectively.

Off-balance Sheet Arrangements

During the six months ended June 30, 2016, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures or capital resources.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of June 30, 2016, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act pf 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended June 30, 2016 were $5,396,605. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: August 15, 2016	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 15, 2016	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document