Form 10-Q
period 2016-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2016-11-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1825 S. Grant Street, Suite 250, San Mateo, CA	94402-2678
(Address of principal executive offices)	(Zip Code)

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2016 (unaudited) and December 31, 2015 (audited)

($ in thousands)

ASSETS

	September 30,	December 31,
	2016	2015
Cash, in banks	$32,234	$56,673

Loans,
Secured by deeds of trust
Principal	83,385	62,740
Advances	61	51
Accrued interest	614	372
Loan balance, secured	84,060	63,163

Unsecured	53	69
Allowance for loan losses	—	—
Loans, net	84,113	63,232

Real estate owned (REO)	76,200	82,949
Other assets, net	681	4,281
Total assets	$193,228	$207,135

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Mortgages payable	$27,089	$27,509
Less unamortized debt issuance costs	(354)	(398)
Mortgages payable, net	26,735	27,111

Accounts payable and other liabilities	507	336
Payable to affiliate	—	12
Total liabilities	27,242	27,459

Partners’ capital
Limited partners’ capital, subject to liquidation, net	173,447	187,495
General partners’ capital (deficit)	(842)	(885)
Total partners’ capital, net	172,605	186,610

Receivable from affiliate (formation loan)	(6,619)	(6,934)

Partners’ capital subject to liquidation, net of formation loan	165,986	179,676

Total liabilities and partners’ capital	$193,228	$207,135

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

($ in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net
Loans
Interest income	$2,235	$1,099	$5,322	$3,982
Late fees	34	7	41	27
Revenue, loans	2,269	1,106	5,363	4,009
Provision for (recovery of) loan losses	—	564	(25)	964
Loans, net	2,269	542	5,388	3,045

REO
Rental operations, net	518	1,173	1,783	3,575
Interest on mortgages	(235)	(641)	(737)	(1,413)
Rental operations, net of mortgage interest	283	532	1,046	2,162
Realized gains/(losses) on sales	375	1,871	1,159	3,863
Impairment (loss)/gain	—	—	—	573
Holding costs, net of other income	(18)	113	533	31
REO, net	640	2,516	2,738	6,629
Total revenues, net	2,909	3,058	8,126	9,674

Operations Expense
Mortgage servicing fees	348	255	875	832
Asset management fees	167	181	515	548
Costs from Redwood Mortgage Corp.	468	486	1,443	1,457
Professional services	227	231	985	731
Other	(12)	(3)	—	114
Total operations expense	1,198	1,150	3,818	3,682

Net income	$1,711	$1,908	$4,308	$5,992

Net income
Limited partners (99%)	$1,694	$1,889	$4,265	$5,932
General partners (1%)	17	19	43	60
	$1,711	$1,908	$4,308	$5,992

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the nine months ended September 30, 2016

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2015	$187,495	$(885)	$186,610
Net income	4,265	43	4,308
Distributions	(1,954)	—	(1,954)
Liquidations	(16,359)	—	(16,359)
Balance, September 30, 2016	$173,447	$(842)	$172,605

For the Three Months Ended September 30, 2016

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, June 30, 2016	$178,023	$(859)	$177,164
Net income	1,694	17	1,711
Distributions	(632)	—	(632)
Liquidations	(5,638)	—	(5,638)
Balance, September 30, 2016	$173,447	$(842)	$172,605

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2016 and 2015

($ in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cash from Operations
Interest received	$2,413	$1,133	$5,049	$3,933
Other loan income	36	7	53	27
Operations expense	(1,134)	(2,083)	(3,678)	(4,550)
Rental operations, net	733	1,219	1,947	4,246
Holding costs	(18)	113	533	37
Mortgage interest and borrowing related fees	(218)	(429)	(684)	(1,624)
Other assets	—	—	3,411	—
Total cash provided (used) by operations	1,812	(40)	6,631	2,069
Cash from Investing Activities
Loans
Principal collected on loans - secured	21,621	11,403	38,255	27,345
Unsecured loan payments received (made)	8	16	17	18
Loans originated	(14,975)	(3,383)	(61,745)	(24,363)
Loans sold to affiliates	500	300	2,500	4,937
Advances on loans	(38)	(31)	(49)	(133)
Total - Loans	7,116	8,305	(21,022)	7,804
REO
Sales	5,315	44,204	10,515	58,545
Development and acquisition	(974)	(565)	(1,219)	(1,800)
Non-controlling interest	—	—	—	(475)
Total - REO	4,341	43,639	9,296	56,270
Total cash provided (used) by investing activities	11,457	51,944	(11,726)	64,074
Cash from Financing Activities
Debt activities
Mortgages taken	—	—	—	27,747
Principal payments	(139)	(17,954)	(1,346)	(35,835)
Cash provided (used) by debt activities	(139)	(17,954)	(1,346)	(8,088)
Distributions to partners
Cash – partner liquidations	(5,638)	(4,778)	(16,359)	(11,434)
Formation loan payment, net of early withdrawal fees	111	86	315	167
Cash – partner distributions	(632)	(613)	(1,954)	(1,755)
Cash Distributions to partners, net	(6,159)	(5,305)	(17,998)	(13,022)
Total cash provided (used) by financing activities	(6,298)	(23,259)	(19,344)	(21,110)
Net increase/(decrease) in cash	6,971	28,645	(24,439)	45,033
Cash and cash equivalents, beginning of period	$25,263	$26,256	$56,673	$9,868
Cash and cash equivalents, September 30	$32,234	$54,901	$32,234	$54,901

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2016 and 2015

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Cash flows from operations
Net income	$1,711	$1,908	$4,308	$5,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	15	221	45	271
Provision for (recovery of) loan losses	—	564	(25)	964
REO – depreciation	—	—	—	301
REO – loss/(gain) on disposal	(375)	(1,871)	(1,159)	(3,863)
REO – impairment (gain)	—	—	—	(573)

Change in operation assets and liabilities
Accrued interest	178	34	(274)	(49)
Allowance for loan losses-recoveries	—	25	25	25
Receivable from affiliate	—	53	—	—
Other assets	185	(45)	3,599	(87)
Accounts payable and other liabilities	102	(255)	125	(379)
Payable to affiliate	(4)	(674)	(13)	(533)
Net cash provided by (used in) operations	$1,812	$(40)	$6,631	$2,069

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$—	$8,010	$416	$8,010

Cash paid for interest	$233	$650	$728	$1,468

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership (we, RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust.

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

The ongoing sources of funds for loans are the proceeds from (1) earnings retained (i.e. not distributed) in partners’ capital accounts, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, (4) REO sales, and, (5) to a lesser degree and, if obtained, a line of credit.  Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to partners, and unit liquidations. The cash flow, if any, in excess of these uses is to be re-invested in new loans.

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

September 30, 2016 (unaudited)

Liquidity, capital withdrawals and early withdrawals

There is no established public trading and/or secondary market for the units, and none is expected to develop. There are substantial restrictions on transferability of units. To provide liquidity to limited partners, the partnership agreement provides that limited partners in the partnership for the minimum five-year period may withdraw all or a portion of their capital accounts in twenty (20) quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all or part of the limited partner’s capital account in four (4) quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a ten percent (10%) early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.  There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

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

September 30, 2016 (unaudited)

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

September 30, 2016 (unaudited)

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

Cash, in banks

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2016 and December 31, 2015, certain partnership cash balances in banks may at times exceed federally insured limits.

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

September 30, 2016 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  ASU 2016-13’s approach, referred to as the current expected credit losses (CECL) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments.  ASU 2016-13 does not prescribe a specific method to make the estimate so its application will require significant judgment.

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

The partnership is evaluating the impact of ASU 2016-13 on the credit analytics and other processes used in establishing the ALL.  The initial – and preliminary conclusion – is that, because RMI VIII is a real estate based lender, relying primarily on low LTV’s/significant protective equity in making the lending decision, the impact on reported financial position and results of operations will not be material to the financial position or results from operations of the partnership.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $17,000 and $19,000 for the three months ended, and $43,000 and $60,000 for the nine months ended September 30, 2016 and 2015, respectively. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

The formation loan transactions are summarized in the following table at nine months ended September 30, 2016 and 2015 ($ in thousands).

2016
Balance January 1	$6,934
Formation loans made	—
Early withdrawal penalties	(315)
Repayments	—
Balance September 30	$6,619

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

The scheduled payments on the formation loan are presented in the following table ($ in thousands).

2016	$335
2017	650
2018	650
2019	650
2020	650
Thereafter	3,684
Total	$6,619

The loan brokerage commissions on the mortgage loans originated for RMI VIII are the primary source of the repayments made by RMC for the formation loan.

The following commissions and fees are paid by borrowers directly to RMC.

- Brokerage commissions, loan originations

In connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid to RMC by borrowers were $229,510 and $71,045, for the three months ended, and $1,117,871 and $515,702 for the nine months ended September 30, 2016 and 2015, respectively.

- Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by borrowers and are paid to RMC. Other fees totaled $20,052 and $8,778, for the three months ended, and $71,811 and $53,148 for the nine months ended September 30, 2016 and 2015, respectively.

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

Mortgage servicing fees paid to RMC were approximately $348,000 and $255,000 for the three months ended, and $875,000 and $832,000 for the nine months ended September 30, 2016 and 2015, respectively.  No mortgage servicing fees were waived during any period reported.

- Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Asset management fees were approximately $167,000 and $181,000 for the three months ended, and $515,000 and $548,000 for the nine months ended September 30, 2016 and 2015, respectively. No asset management fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

- Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operations expense incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners and out-of-pocket general and administration expenses. The decision to request reimbursement of any qualifying charges is made by RMC in its sole discretion. Expenses reimbursed to RMC totaled $468,000 and $486,000  for the three months ended, and $1,443,000 and $1,457,000 for the nine months ended September 30, 2016 and 2015, respectively.  RMC did not waive its right to request reimbursement of any qualifying charges during any period reported.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of September 30, 2016, 45 (79%) of the partnership’s loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of September 30, 2016, 22 (39%) of the loans outstanding (representing 62% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the nine months ended September 30, 2016 and 2015, respectively          ($ in thousands).

	2016	2015
Principal, January 1	$62,740	$71,017
Loans funded or acquired	61,745	24,363
Principal payments received	(38,255)	(27,345)
Loans sold to affiliates	(2,500)	(4,937)
Foreclosures	(345)	(16,312)
Other - loans charged off against allowance	—	(65)
Principal, September 30	$83,385	$46,721

In September 2016, RMI 8 purchased three loans from affiliated funds in liquidation status. The purchase price was approximately $470,000 for loan balances of approximately $558,000.

There were no renewals during the nine months ended September 30, 2016.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as of September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30,	December 31,
	2016	2015
Number of secured loans	57	53
Secured loans – principal	$83,385	$62,740
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	11.0%	11.0%

Average secured loan – principal	$1,463	$1,184
Average principal as percent of total principal	1.8%	1.9%
Average principal as percent of partners’ capital	0.9%	0.6%
Average principal as percent of total assets	0.8%	0.6%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	16.8%	22.3%
Largest principal as percent of partners’ capital	8.1%	7.5%
Largest principal as percent of total assets	7.3%	6.7%

Smallest secured loan – principal	$49	$95
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of partners’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	19	20
Largest percentage of principal in one county	26.9%	23.7%

Number of secured loans in foreclosure status	—	1
Secured loans in foreclosure – principal	$—	$345

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2016, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 16.8% of outstanding secured loans and 7.2% of partnership total assets), had an interest rate of 7.3%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019.

As of September 30, 2016, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	36	$62,173	74%	32	$44,078	70%
Second trust deeds	19	17,996	22	21	18,662	30
Third trust deeds	2	3,216	4	—	—	—
Total secured loans	57	$83,385	100%	53	62,740	100%
Liens due other lenders at loan closing		30,884			30,920

Total debt		$114,269			$93,660

Appraised property value at loan closing		$230,821			$178,188

Percent of total debt to appraised values (LTV) at loan closing(1)		51.7%			54.5%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of  September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	35	$29,479	35%	33	$27,673	45%
Multi-family	2	893	1	1	584	1
Commercial	19	52,563	63	18	34,033	53
Land	1	450	1	1	450	1
Total secured loans	57	$83,385	100%	53	$62,740	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of September 30, 2016 consists of 17 loans with principal of approximately $12,221,000 that are owner occupied and 18 loans with principal of approximately $17,258,000 that are non-owner occupied. At December 31, 2015, single family property consisted of 15 loans with principal of approximately $14,157,000 that were owner occupied and 18 loans with principal of approximately $13,516,000 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
Contra Costa	$16,724	20.1%	$14,327	22.8%
San Mateo	11,099	13.3	8,008	12.8
Santa Clara	8,289	9.9	4,924	7.9
San Francisco	7,204	8.6	7,656	12.2
Alameda	3,704	4.4	920	1.5
Solano	1,875	2.3	2,575	4.1
Napa	963	1.2	976	1.6
Marin	849	1.0	674	1.1
	50,707	60.8	40,060	64.0
Other Northern California
Monterey	3,513	4.2	1,366	3.2
El Dorado	2,044	2.5	2,045	3.2
Santa Cruz	871	1.0	928	1.5
Sacramento	419	0.5	421	0.6
Calaveras	152	0.2	156	0.2
San Benito	94	0.1	95	0.1
Mariposa	49	0.1	—	—
	7,142	8.6	5,011	7.8
Total Northern California	57,849	69.4	45,071	71.8

Los Angeles & Coastal
Los Angeles	22,466	26.9	14,873	23.7
San Diego	2,300	2.8	375	0.6
Orange	666	0.8	669	1.1
Ventura	—	—	344	0.5
	25,432	30.5	16,261	25.9
Other Southern California
Kern	104	0.1	108	0.2
San Bernardino	—	—	1,300	2.1
	104	0.1	1,408	2.3
Total Southern California	25,536	30.6	17,669	28.2
Total Secured Loans Balance	$83,385	100.0%	$62,740	100.0%

(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Delinquency, modifications, and workout agreements

Secured loans summarized by payment delinquency are presented in the following table as of September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	1	$187	—	$—
90-179 days	—	—	1	345
180 or more days	—	—	—	—
Total past due	1	$187	1	345
Current	56	83,198	52	62,395
Total secured loan balance	57	$83,385	53	$62,740

At September 30, 2016, the partnership had one workout agreement in effect with a principal balance of $152,000. The borrower had made all required payments under the workout agreement, and was included in the above table as current. The loan was designated as impaired but was not in non-accrual status.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of September 30, 2016	Loans	Principal	Percent
2016(4)	2	$283	1%
2017	21	25,815	31
2018	9	18,693	22
2019	13	33,147	39
2020	6	3,192	4
2021	3	1,148	1
Thereafter	1	871	1
Total future maturities	55	83,149	99
Matured as of September 30, 2016	2	236	1
Total secured loan balance	57	$83,385	100%

(4)	Loans maturing in 2016 from October 1 to December 31.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Matured loans

Secured loans past maturity are summarized in the following table as of September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30,	December 31,
	2016	2015
Number of loans(5)	2	1
Principal	$236	$4,000
Advances	47	—
Accrued interest	48	85
Total secured loan balance past maturity	$331	$4,085
Percent of total secured loan balance	1%	6%

(5)

At September 30, 2016 there were two loans past maturity.  Both loans were in the process of negotiating an extension agreement, and neither loan was designated impaired. At December 31, 2015, there was one loan past maturity, for which RMI 8 received all sums due per the note terms in September, 2016.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30,	December 31,
	2016	2015
Number of loans	1	2
Principal	$230	$577
Advances	2	32
Accrued interest	2	14
Loan balance	$234	$623
Foregone interest	$—	$—

At September 30, 2016, there were no loans that were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2015, there was one loan with a loan balance of $345,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of September 30, 2016 and December 31, 2015 ($ in thousands).

	September 30,	December 31,
	2016	2015
Principal	$383	$732
Recorded investment(6)	$392	$784
Impaired loans without allowance	$392	$784
Impaired loans with allowance	$—	$—
Allowance for loan losses, impaired loans	$—	$—

Number of Loans	2	3

(6)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the nine months ended September 30, 2016 and the year ended December 31, 2015 ($ in thousands).

	September 30,	December 31,
	2016	2015
Average recorded investment	$588	$10,992
Interest income recognized	$28	$43
Interest income received in cash	$28	$29

Allowance for loan losses

At September 30, 2016 and December 31, 2015, the partnership had not recorded an allowance for loan losses, as all loans were deemed to have protective equity such that collection is reasonably assured for amounts owing.

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and nine months ended September 30, 2016 ($ in thousands).

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Balance, beginning of period	$80,166	$82,949
Acquisitions	878	2,266
Dispositions	(4,940)	(9,356)
Improvements/betterments	96	341
Balance, end of period	$76,200	$76,200

At September 30, 2016, all properties are designated held for sale.

The following transactions closed during the three months ended September 30, 2016:

-	Sold 6 of 56 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $47,000.
-	Sold 1 final unit remaining at the beginning of the period, in a condominium complex in Alameda County with a gain of approximately $238,000.
-	Sold 1 of the 12 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $126,000.
-	Sold 39 of 39 units remaining at the beginning of the period, in a condominium complex in Contra Costa County with a loss of approximately $36,000.
-	Acquired remaining 36% interest in commercial land from affiliated funds. The property, located in Stanislaus County, was purchased at its estimated net realizable value of approximately $878,000.

The following transactions closed during the six months ended June 30, 2016:

-	Sold 14 of the 70 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $31,000.
-	Sold 3 of the 4 units remaining at the beginning of the period, in a condominium complex in Alameda County with a gain of approximately $618,000.
-	Sold 1 of the 13 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $135,000.
-	Acquired 3 commercial units and a parking lot located in Ventura County.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

REO summarized by property classification is presented in the following table ($ in thousands).

	September 30, 2016		December 31, 2015
	Properties	NBV	Properties	NBV
Property classification
Rental	7	$72,282	8	$79,149
Non-Rental	3	3,918	3	3,800
Total REO, net	10	$76,200	11	$82,949

Rental properties consist of the following seven properties at September 30, 2016:

-	In Los Angeles County, 50 units in a condominium complex.
-	In Los Angeles County, a 126-unit condominium complex.
-	In Amador County, a commercial property.
-	In Contra Costa County, a commercial property.
-	In San Francisco County, 11 units in a condominium complex.
-	In San Francisco County, a commercial property.
-	In Ventura County, a commercial property.

Non-Rental properties consist of the following three properties at September 30, 2016:

-	In Fresno County, a partially completed home subdivision.
-	In Stanislaus County, approximately 14 acres zoned commercial.
-	In Marin County, approximately 13 acres zoned for residential development.

Earnings from rental operations are presented in the following table for the three and nine months ended September 30, 2016 and 2015 ($ in thousands).

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Rental income	$1,394	$2,336	$4,175	$7,464
Operating expenses, rentals
Administration and payroll	160	354	543	1,041
Homeowner association fees	122	151	352	527
Professional services	36	21	62	38
Utilities and maintenance	310	302	698	846
Advertising and promotions	18	24	27	61
Property taxes	191	270	588	890
Other	24	36	105	177
Total operating expenses, rentals	861	1,158	2,375	3,580
Net operating income	533	1,178	1,800	3,884
Depreciation	—	—	—	294
Receiver fees	15	5	17	15
Rental operations, net	518	1,173	1,783	3,575
Interest on mortgages	235	641	737	1,413
Rental operation, net of mortgage interest	$283	$532	$1,046	$2,162

Leases on residential properties are one-year lease terms or month to month.  There is one commercial lease with a three-year term for annual rent payments of approximately $85,000.  The lease expires in August 2017, with an option to extend.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Mortgages payable

Mortgages payable transactions are summarized in the following table for the nine months ended September 30, 2016 ($ in thousands).

2016
Principal, January 1	$27,509
Mortgages acquired by foreclosure(1)	926
Principal repaid	(1,346)
Principal, September 30	$27,089

(1)	In February, 2016, the partnership took ownership of a property through foreclosure of its second mortgage, subject to the existing deed of trust. The loan was paid in full in June 2016.

Mortgage payable as of September 30, 2016 and December 31, 2015 are summarized in the following table (mortgage balance $ in thousands).

	September 30,	December 31,
	2016	2015
NorthMarq Capital – Secured by a condominium complex, located in Los Angeles County, matures July 1, 2022, interest rate (3.11%) varies monthly (LIBOR plus 2.73%), monthly payment(2)(3) $167,753	$27,089	$27,509

(2)	Monthly payments include amounts for various impounds such as property taxes, insurance, and repairs.
(3)	Monthly payments based upon a 30-year amortization, with a balloon payment due at maturity.

Future minimum payments of principal at September 30, 2016 are presented in the following table ($ in thousands).

2016 (October 1 to December 31)	$144
2017	586
2018	606
2019	625
2020	646
Thereafter	24,482
Total	$27,089

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

- REO acquired through foreclosure during the year

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2016 (unaudited)

Assets and liabilities measured at fair value on a non-recurring basis in the nine months ended September 30, 2016 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	9/30/2016
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—
REO for which a valuation reserve has been recorded in the year	$—	$5,725	$—	$5,725
REO acquired through foreclosure during the year(1)	$—	$416	$—	$416

(1)

The dollar amount presented is net of the fair value of the property at acquisition of the REO and the principal and interest owing on the first mortgage assumed of approximately $926,000. The mortgage was paid off in June 2016.

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

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison (sale comp) method. Management primarily obtains sale comps through its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

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

September 30, 2016 (unaudited)

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

September 30, 2016 (unaudited)

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

Commitments

None.

NOTE 8 – SUBSEQUENT EVENTS

At November 10, 2016, the partnership had 3 REO properties, with an aggregate carrying value of approximately $55.1 million, in contract to sell.  Contracts are subject to the purchaser’s final due diligence and certain other customary conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the operations results to be expected for the full year.

Forward-Looking Statements

Certain statements in this report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act), including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future liquidations of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

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

Overview

Redwood Mortgage Investors VIII, a California Limited Partnership (we, RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily through first and second deeds of trust. The partnership is externally managed. The general partners are Redwood Mortgage Corp. (RMC) and Michael R. Burwell (Burwell), an individual.

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

Results of Operations

General Economic Conditions - California

All of our mortgage loans are secured by California real estate.  Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in the state.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports regarding California’s employment and economic conditions.  Highlights from recently issued reports from Wells Fargo Securities Economics Group are presented below.

In the publication “California Employment Conditions” August 2016 (dated September 16, 2016), the Wells Fargo Economics Group notes:

California employers added 63,100 net new jobs in August, marking the second largest increase over the past year.  The breakneck pace of hiring brought year-to-year nonfarm employment growth to 2.3 percent, which translates into an annual gain of 378,000 jobs.  Nearly half of last month’s increase came from government employment, which added an outsized 27,900 jobs in August, with most of that gain occurring at the local level.  We suspect that August’s unusually large rise in public sector payrolls is due to seasonal adjustment quirks surrounding the start of the school year.  Local government payrolls tumbled in July for instance, and have added only 35,500 jobs over the past year.

Outside of the surge in government hiring, the jobs picture still looks solid. Private sector payrolls added 35,200 jobs in August and have added 332,800 jobs over the past year.  Hiring in California’s important professional, scientific & technical services sector, which includes tech-related professions such as engineering, computer systems design and scientific research ramped up in August.  Payrolls rose by 13,100 on the month, pushing the annual gain over 60,000.  Energy-related industries continued to shed jobs in August, with employment in mining & logging reporting a loss of 400 jobs.  In addition, manufacturers cut 3,400 jobs. Both industries have seen employment declines over the past year.

On a regional basis, the Los Angeles-Long Beach-Glendale metropolitan area accounted for the bulk of August’s gains, as employment rose by 15,300 jobs on the month.  Riverside and Sacramento also reported healthy increases, each seeing payrolls rise by more than 5,000.

Recently released data from the Quarterly Census of Employment and Wages (QCEW) for the first quarter suggests that the Current Employment Statistics (CES), which is reported on a more frequent month-to-month basis, has understated job growth in California’s key information sector. The industry captures many tech-related professions, including positions in search portals, software and data processing, as well as occupations in the motion picture industry.  The CES had estimated that information payrolls rose 3.4 percent year-to-year in the first quarter while the QCEW data show an 8.5 percent gain, marking the strongest pace since 2001.  Hiring in the state’s sizable motion picture and sound recording industry rose at a staggering 16 percent year-to-year pace in the first quarter according to the QCEW data, much stronger than the CES’s 1.9 percent estimate.  Total job growth was also understated for the Los Angeles and San Francisco metro areas, as the QCEW reported a 3.0 percent and 3.8 percent increase, respectively, versus 2.5 percent and 3.5 percent in the CES.

In the publication: “California Mid-Year Economic Update” (dated June 23, 2016), the Wells Fargo Economics Group Notes:

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

Performance Highlights

For the three and nine months ended September 30, 2016, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.9% and 3.2% (annualized), respectively. Distributions to those limited partners electing periodic distributions was 2.5% (annualized).

For the three months ended September 30, 2016, continuing improvement in interest on loans ($2.235 million in 2016, $1.099 million in 2015, and $872,000 in 2014) is reflective of the growth in the portfolio of performing loans and the increasing effective yield rate (9.8% in 2016, 7.1% and 2015, and 5.4% in 2014).  For the nine months ended September 30, 2016, the effective yield rate on the loan portfolio was higher than the portfolio interest rate (8.9% and 8.3%, respectively) due to default-rate interest received on two loans collected in September 2016.

REO income decreased approximately $1.876 million (74.6%) for the three months ended, and $3.891 million (58.7%) for the nine months ended September 30, 2016, compared to the same period in 2015, due primarily to the sale of certain REO properties and the overall reduction in the REO portfolio. As the REO portfolio continues to sell in a favorable real estate market, and the proceeds are reinvested in performing loans, REO income is expected to decline with offsetting increases to interest income. REO income includes earnings from rental operations, net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO and gains or losses on the sale of REO.

Net income for the nine months ended September 30, 2016 was $4.308 million, a decrease of $1.684 million (28.1%) compared to the same period in 2015 due to the decrease in REO income as the REO portfolio is liquidated, and proceeds reinvested in loans. Total operations expense as a percent of interest income on loans was 53.6% and 104.6% for the three months ended, and 71.7% and 92.4% for the nine months ended September 30, 2016 and 2015, respectively.

Key Performance Indicators

The table below shows key performance indicators for the nine months ended September 30 ($ in thousands).

	2016	2015	2014
Limited Partners’ capital – average balance	$180,394	193,309	199,417
Limited Partners’ capital – end-of-period	$173,447	189,233	197,089

Secured loans – average daily balance	$79,446	71,258	57,780
Secured loans – end-of-period	$83,385	46,721	71,748

Interest on loans	$5,322	3,982	2,318
Portfolio interest rate(1)	8.3%	7.5%	6.8%
Effective yield rate(2)	8.9%	7.5%	5.3%

Provision for (recovery of) loan losses	$(25)	964	(160)
Percent(2)	0.0%	1.8%	(0.4)%

Real estate owned (REO)
REO – end of period	$76,200	102,511	158,179
Mortgages payable – end-of-period	$27,089	27,654	41,545

Rental operations, net	$1,783	3,575	3,514
Interest on mortgages payable	$737	1,413	1,640
Rental operations, net after mortgage interest	$1,046	2,162	1,874

Realized gains on REO sales	$1,159	3,863	187

Operations expense	$3,818	3,682	2,931

Net Income	$4,308	5,992	1,555
Percent(3)(4)	3.2%	4.1%	1.0%

Partner Distributions	$1,954	1,755	1,689
Percent (annual rate)(5)	2.5%	2.5%	2.0%

Partner Liquidations(6)	$16,359	11,434	4,624

(1)	Stated note interest rate, weighted daily average

(2) Yield rate of interest on loans, annualized

(3)	Percent of limited partners’ capital – average balance, annualized
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.  In September 2015, the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect until that date and prior.

(6)	Liquidations are made once a quarter, on the last business day of the quarter.

The table below shows key performance indicators for the three months ended September 30 ($ in thousands).

	2016	2015	2014
Limited Partners’ capital – average balance	$175,735	$190,984	$197,844
Limited Partners’ capital – end-of-period	$173,447	$189,233	$197,089

Secured loans – average daily balance	$90,980	$61,840	$64,492
Secured loans – end-of-period	$83,385	$46,721	$71,748

Interest on loans	$2,235	$1,099	$872
Portfolio interest rate(1)	8.2%	8.0%	6.9%
Effective yield rate(2)	9.8%	7.1%	5.4%

Provision for (recovery of) loan losses	—	$564	—
Percent(2)	0.0%	3.6%	0.0%

Real estate owned (REO)
REO – end of period	$76,200	$102,511	158,179
Mortgages payable – end-of-period	$27,089	$27,654	51,545

Rental operations, net	$518	$1,173	1,414
Interest on mortgages payable	$235	$641	546
Rental operations, net after mortgage interest	$283	$532	868

Realized gains on REO sales	$375	$1,871	184

Operations expense	$1,198	$1,150	1,030

Net Income	$1,711	$1,908	873
Percent(3)(4)	3.9%	4.0%	1.7%

Partner Distributions	$632	$613	570
Percent (annual rate)(5)	2.5%	2.5%	2.0%

Partner Liquidations(6)	$5,638	$4,778	1,802

(1)	Stated note interest rate, weighted daily average
(2)	Yield rate of interest on loans, annualized
(3)	Percent of limited partners’ capital – average balance, annualized
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.  In September 2015, the distribution rate (annualized) was raised to 2.5% from the 2.0% in effect until that date and prior.

(6)	Liquidations are made once a quarter, on the last business day of the quarter.

Limited Partners’ Capital – End-of-Period

The September 30, 2016 end-of-period limited partners’ capital balance was approximately $173.4 million, which was a decrease of approximately 8.3% ($15.8 million) over 2015’s $189.2 million.  The decrease in limited partners’ capital is due to liquidations and distributions made, partially offset by net income allocated to the limited partners.

Secured Loans – End-of-Period

The September 30, 2016 end-of-period secured loan balance of approximately $83.4 million, was an increase of approximately 78.5% ($36.7 million) over the September 30, 2015 end-of-period secured loan balance of approximately $46.7 million.  The Secured loans – average daily balance for the nine months ended September 30, 2016 increased approximately $8.188 million or approximately 11.5% compared to the average daily balance for the same period in 2015.  The increases in the loan portfolio are due primarily to the sale of REO, with proceeds reinvested in loans.

The partnership added approximately $15.0 million and $61.7 million of new loans for the three and nine months ended September 30, 2016 (respectively).

As of September 30, 2016, 45 (79%) of the partnership’s loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause. As of September 30, 2016, 22 (39%) of the loans outstanding (representing 62% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted average loan-to-value ratio (LTV) which at September 30, 2016 was 51.7%.  Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 48.3% in the property, and we as lender have lent in the aggregate 51.7% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

REO – End-of-Period

At September 30, 2016, the partnership held 10 REO properties (7 rental properties), all of which were designated held for sale. The September 30, 2016 end-of-period REO balance was approximately $76.2 million, which was a decrease of approximately 25.7% ($26.3 million) compared to the September 30, 2015 balance of approximately $102.5 million, due to REO sales made in a favorable real estate market.

At September 30, 2016 approximately 88.5% ($67.4 million) of total REO was comprised of two properties located in Glendale, California.

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

Mortgages Payable – End-of-Period

The September 30, 2016 end-of-period mortgages payable balance was approximately $27.1 million, which was a decrease of approximately 2.0% (565,000) compared to the September 30, 2015 balance of $27.7 million. The decrease is due to the partnership making regular mortgage payments consisting of principal and interest, and the payoff of loans due to the sale of REO held as collateral.

Analysis and discussion of income from operations

Significant changes to income or expense areas for the nine month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

			REO, net
		Provision for	Rental,			Holding		Net
	Interest	(Recovery of)	Net After	Gains/	Impairment	Costs,	Operations	Income
	Income	Loan Losses	Interest	(Losses) on sales	(Loss)/Gain	Net	Expense	/(Loss)
Nine Months Ended
September 30, 2016	$5,322	$(25)	$1,046	$1,159	$—	$533	$3,818	$4,308
September 30, 2015	3,982	964	2,162	3,863	573	31	3,682	5,992
Change	$1,340	$(989)	$(1,116)	$(2,704)	$(573)	$502	$136	$(1,684)

Change
Loan balance increase (decrease)	644	—	—	—	—	—	41	603
Effective yield rate	696	—	—	—	—	—	—	696
Stabilized portfolio	—	(989)	—	—	—	—	—	(989)
REO sales	—	—	(1,290)	(2,704)	(573)	(81)	—	(4,648)
Cost reimbursements	—	—	—	—	—	—	(44)	44
Professional services	—	—	—	—	—	—	254	(254)
Change in rental operations	—	—	—	—	—	—	—	—
Other	—	—	174	—	—	583	(115)	2,864
Change	$1,340	$(989)	$(1,116)	$(2,704)	$(573)	$502	$136	$(1,684)

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Significant changes to income or expense areas for the three month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

			REO, net
		Provision for	Rental,			Holding		Net
	Interest	(Recovery of)	Net After	Gains/	Impairment	Costs,	Operations	Income
	Income	Loan Losses	Interest	(Losses) on sales	(Loss)/Gain	Net	Expense	/(Loss)
Three Months Ended
September 30, 2016	$2,235	$—	$283	$375	$—	$(18)	$1,198	$1,711
September 30, 2015	1,099	564	532	1,871	—	113	1,150	1,908
Change	$1,136	$(564)	$(249)	$(1,496)	$—	$(131)	$48	$(197)

Change
Loan balance increase (decrease)	626	—	—	—	—	—	93	533
Effective yield rate	510	—	—	—	—	—	—	510
Stabilized portfolio	—	(564)	—	—	—	—	—	564
REO sales	—	—	(249)	(1,496)	—	(131)	—	(1,876)
Cost reimbursements	—	—	—	—	—	—	—	—
Professional services	—	—	—	—	—	—	(4)	4
Other	—	—	—	—	—	—	(41)	68
Change	$1,136	$(564)	$(249)	$(1,496)	$—	$(131)	$48	$(197)

The table above displays only significant changes to net income for the period, and is not intended to cross foot.

Interest on loans

Interest on loans increased approximately $1.136 million (103.4%) for the three months ended and $1.340 million (33.7%) for nine months ended September 30, 2016, compared to the same periods in 2015, respectively, due to the continued increase in the balance of performing loans and the increase in the effective interest rates.

Provision for (recovery of) loan losses/allowance for loan losses

At September 30, 2016, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2016, collection was deemed probable for amounts owing.

REO - rental operations, net after mortgage interest

At September 30, 2016, the partnership held 7 rental properties, all of which were designated held for sale, and not subject to depreciation.

Rental operations, net after mortgage interest decreased by approximately $249,000 for the three months ended, and $1.116 million for nine months ended September 30, 2016 compared to the same periods in 2015, respectively, primarily due to the sale of REO properties.

Rental financial highlights by property type are presented in the table below for the nine month period ended September 30, 2016 ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential	$3,719	$1,951	$—	$1	$700	$1,067
Commercial(1)	456	424	—	16	37	(21)
Total	$4,175	$2,375	$—	$17	$737	$1,046

Rental financial highlights by property type are presented in the table below for the three months ended September 30, 2016 ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential	$1,191	$683	$—	$—	$235	$273
Commercial(1)	203	178	—	15	—	10
Total	$1,394	$861	$—	$15	$235	$283

(1)	The partnership took ownership of a property through foreclosure of its second mortgage, subject to the existing deed of trust. The loan was paid in full in June 2016.

REO – realized gains/(losses) on REO sales

The realized gains/(losses) on REO sales is presented in the following table for the nine months ended September 30, 2016 and 2015 ($ in thousands).

Nine Months Ended September 30,	Sales proceeds, net	Gains(losses)
2016	$10,515	$1,159
2015	$58,545	$3,863

The realized gains/(losses) on REO sales is presented in the following table for the three months ended September 30, 2016 and 2015 ($ in thousands).

Three Months Ended September 30,	Sales proceeds, net	Gains(losses)
2016	$5,315	$375
2015	$44,204	$1,871

Revenues – REO – Impairment (loss)/gain

There was no impairment (loss)/gain for the three or nine months ended September 30, 2016. The REO impairment (loss)/gain is primarily driven by specific reserves, associated with the estimated net realizable value of properties, as analyzed each year.

Operations Expense

Significant changes to operations expense areas for the nine month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Nine Months Ended,
September 30, 2016	$875	$515	$1,443	$985	$—	$3,818
September 30, 2015	832	548	1,457	731	114	3,682
Change	$43	$(33)	$(14)	$254	$(114)	$136

Explanation of change
Loan balance increase (decrease)	41	—	—	—	—	41
Manager expense allocations	—	—	(44)	—	—	(44)
Professional services rendered	—	—	48	255	—	303
Capital balance decrease	—	(33)	(18)	—	—	(51)
Other	2	—	—	(1)	(114)	(113)
Change	$43	$(33)	$(14)	$254	$(114)	$136

Significant changes to operations expense areas for the three month period ended September 30, 2016 compared to the same period in 2015 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Three Months Ended,
September 30, 2016	$348	$167	$468	$227	$(12)	$1,198
September 30, 2015	255	181	486	231	(3)	1,150
Change	$93	$(14)	$(18)	$(4)	$(9)	$48

Explanation of change
Loan balance increase (decrease)	93	—	—	—	—	93
Manager expense allocations	—	—	—	—	—	—
Professional services rendered	—	—	—	(4)	—	(4)
Capital balance decrease	—	(14)	(18)	—	—	(32)
Other	—	—	—	—	(9)	(9)
Change	$93	$(14)	$(18)	$(4)	$(9)	$48

– Mortgage servicing fees

The increase in mortgage servicing fees was due to the increase in the average secured loan balance for the nine months ended September 30, 2016.

– Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management for the three and nine months ended September 30, 2016.

– Costs from RMC

The decrease in costs from RMC for the three and nine months ended September 30, 2016 was due primarily to a reduction in total capital under management.

– Professional services

Professional services, including audit and  tax fees, increased due primarily to changes in the provision of services rendered for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

The ongoing sources of funds for loans are the proceeds from (1) earnings retained (i.e. not distributed) in partners’ capital accounts, (2) loan payoffs, (3) borrowers’ monthly principal and interest payments, (4) REO sales, and, (5) to a lesser degree and, if obtained, a line of credit.  Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, income distributions to partners, and partner liquidations. The cash flow in excess of these uses is to be re-invested in new loans.

Cash flows by operating function are summarized in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loan earnings and payments
Interest	$2,413	$1,133	$5,049	$3,933
Other loan income	36	7	53	26
Operations expense	(1,134)	(2,286)	(3,749)	(4,753)
Principal payments and recoveries	21,629	11,444	38,296	27,389
Total cash from loan earnings	22,944	10,298	39,649	26,595

Loans originated, net	(14,475)	(3,083)	(59,245)	(19,426)
Advances on loans	(38)	(31)	(49)	(134)
Total cash from loan production	(14,513)	(3,114)	(59,294)	(19,560)
Cash from loan earnings and production	8,431	7,184	(19,645)	7,035

REO operations, sales and development
Rental operations, net	(241)	899	775	3,277
Holding costs	(18)	46	533	(1,090)
Other Assets	—	—	3,411	—
Proceeds from real estate sales	5,315	44,204	10,515	58,545
Cash from REO operations, sales and development	5,056	45,149	15,234	60,732

Outside financing
Interest expense	(218)	(429)	(684)	(1,624)
Principal, net	(139)	(17,954)	(1,346)	(8,088)
Cash from outside financing	(357)	(18,383)	(2,030)	(9,712)
Net cash increase/(decrease) before distributions to limited partners	13,130	33,950	(6,441)	58,055
Partner withdrawals
Distributions	(632)	(613)	(1,954)	(1,755)
Early withdrawal fees	111	86	315	167
Liquidations	(5,638)	(4,778)	(16,359)	(11,434)
Cash used in partner withdrawals	(6,159)	(5,305)	(17,998)	(13,022)
Net increase/(decrease) in cash	$6,971	$28,645	$(24,439)	$45,033
Cash, end of period	$32,234	$54,901	$32,234	$54,901

The presentation above differs in format from the Statements of Cash Flows included in Part I, Item 1 of this report and emphasizes net cash generated or used in the partnership’s primary business activity.  The format of the Statements of Cash Flows is defined by GAAP.

Contractual Obligations

The partnership’s contractual obligations consist of one mortgage note payable of approximately $27.1 million which matures in 2022. See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

At September 30, 2016, the partnership had no construction or rehabilitation loans outstanding.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 58.1% and 59.1% at September 30, 2016 and 2015, respectively.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2016, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures or capital resources.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of September 30, 2016, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended September 30, 2016 were $5,637,149. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: November 14, 2016	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 14, 2016	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document