Form 10-K
period 2016-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2017-03-31
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

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

The registrant has 167,403,000 limited partnership interests outstanding as of February 28, 2017.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2016

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act), including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets,
•	the impact of competition and competitive pricing for mortgage loans,
•	our ability to grow our mortgage lending business,
•	the general partners’ ability to make and arrange for loans that fit our investment criteria,
•	the concentration of credit risks to which we are exposed,
•	increases in payment delinquencies and defaults on our mortgage loans, and
•	changes in government regulation and legislative actions affecting our business.

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

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from

•	loan payoffs,
•	borrowers’ monthly principal and interest payments,
•	earnings retained (i.e. not distributed) in partners’ capital accounts,
•	REO sales, and,
•	to a lesser degree and, if obtained, a line of credit.

The partnership is externally managed by Redwood Mortgage Corp., a general partner (or RMC or the manager). The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own.

The mortgage loans the partnership funds and/or invests in are arranged and generally are serviced by RMC. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

Liquidity, capital withdrawals and early withdrawals

There is no established public trading and/or secondary market for the units, and none is expected to develop. There are substantial restrictions on transferability of units. To provide liquidity to limited partners, the partnership agreement provides that limited partners, after the minimum five-year period, may withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. No more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year.

Investment objectives and lending guidelines

Our primary investment objectives are to:

•	Yield a favorable rate of return from the partnership’s business of making and/or investing in loans,
•

Preserve and protect the partnership’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, and

•	Generate and distribute cash flow from these mortgage lending and investing activities.

Loans are arranged and generally are serviced by RMC. The partnership generally funds loans at fixed interest rates that provide for:

•	Monthly payments of either (i) interest only with a balloon payment at maturity or (ii) principal and interest based on a 30-year amortization schedule with a balloon payment at maturity, and
•	Having maturities of 5 years or less.

The partnership’s loans generally have shorter maturity than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, we may elect to extend the loan’s maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, we may elect to modify the loan payment terms and designate the loan as impaired, or we may elect to foreclose and take back the property for sale.

Generally, interest rates on the partnership’s mortgage loans are not affected by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to partners may possibly result.

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

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on our secured loan portfolio and on the allowance for loan losses, which presentation is incorporated by this reference into this Item 1.

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

The mortgage lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than RMC. We will encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

Regulations

We are engaged in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust.  We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	the conduct of a mortgage lending business by a licensed California real estate broker under state and federal law;
•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	federal and state loan disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan-servicing procedures;
•	secured transactions and foreclosure proceedings;
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers; and
•

with respect to the partnership and the offering of partnership interests, required filings with the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, including periodic reports such as Form 10-K and Form 10-Q, and required filings with the states’ securities agencies.

Key federal and state laws, regulations, and rules relating to the conduct of our business include the following:

•	California Real Estate Law.

The California Real Estate Law, codified in California Business and Professions Code Sections 10000 et seq., together with the Real Estate Commissioner’s rules thereunder, govern the licensing, administration and activities of licensed real estate brokers (including mortgage loans brokers) in the State of California, including rules relating to, among other things, licensing, borrower and investor disclosures, compensation and fees, disciplinary action, and transactions involving trust deeds and real property sale contracts generally.  We are not a licensed real estate broker but our manager, RMC, is so licensed and will be subject to those laws and regulations.

RMC’s loan files and other books and records are subject to examination by the California Bureau of Real Estate.  Such examinations, as well as new regulations that may be issued in the future, could ultimately increase RMC’s and our administrative burdens and costs.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act.

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also adds new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

The act also enhanced regulatory requirements on banking entities and other organizations considered significant to U.S. financial markets and provides for reform of the asset-backed securitization market. We do not expect these particular regulatory changes will have a material direct effect on our business or operations.

•	Real Estate Settlement Procedures Act (“RESPA”).

RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for consumer real estate purchase and refinance transactions on residential (1-4 unit) properties. It establishes rules relating to affiliated business relationships, escrow accounts for property taxes and hazard insurance and loan servicing, among other things. It prohibits unearned referral fees from being charged in a covered transaction. RESPA also governs the format of the Loan Estimate and the Closing Disclosure forms provided to consumers in real estate transactions.

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

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. These “high-cost” closed-end home mortgages are loans with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.  Similarly, in California, Financial Code Section 4970, et. seq., became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act.

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under the Real Estate Settlement Procedures Act.

•	Home Mortgage Disclosure Act (“HMDA”).

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

This federal rule was issued in 2007 under Section 114 of the Fair and Accurate Credit Transactions Act of 2003 and amended by the Red Flag Program Clarification Act of 2010. It requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

•	Gramm-Leach-Bliley Act (aka Financial Services Modernization Act of 1999).

This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

•	The California Homeowner Bill of Rights (“HOBR”).

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

In addition, key federal and state laws, regulations, and rules are applicable as a result of the offering of our units.

•	Federal Securities Laws: The Securities Act of 1933 and The Exchange Act of 1934

Because our offerings of limited partnership interests were registered under the Securities Act of 1933 (“Securities Act”), as amended, and we have registered the limited partnership interests pursuant to Section 12(g) of the Exchange Act of 1934 (“Exchange Act”), we are subject to the requirements of a public reporting company. Public reporting companies are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC. The registration of our limited partnership interests pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder.

•	Sarbanes-Oxley Act of 2002

RMC, as our manager, is responsible for establishing and maintaining adequate internal control over financial reporting with respect to us as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and rules and regulations of the SEC thereunder. RMC is required to review and evaluate on an annual basis our internal control over financial reporting, and on a quarterly basis, to evaluate changes in our internal control over financial reporting.

•	Financial Industry Regulatory Authority Regulatory Notice 15-02

In 2015 the SEC approved amendments to rules of the Financial Industry Regulatory Authority (“FINRA”) applicable to securities of direct participation programs, such as our units and to non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members distributing our units must include in customer account statements our per unit estimated value that must be developed using a methodology reasonably designed to ensure our per unit estimated value’s reliability; and (ii) our per unit estimated value disclosed from and after 150 days following the second anniversary of the admission of investors in our public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. The rule changes also provide that the account statements must include additional disclosure regarding the sources of our distributions to unit holders.

•	State Blue Sky Laws

We are subject to the state securities laws (“blue sky laws”) of the states in which we sold limited partnership interests. Under these blue sky laws, we were required to register or obtain an exemption from registration for our limited partnership interests in each state we intended to sell our limited partnership interests before we could begin to sell in a state. Also, many states have adopted or apply the Mortgage Program Guidelines adopted by the North American Securities Administrators Association (“NASAA”). Some states required us to include certain offering terms in order to comply with certain provisions of the NASAA Mortgage Program Guidelines in effect at the time that we might not have included if we were not subject to the state blue sky laws.

Term of the partnership

The partnership will continue until 2032, unless sooner terminated as provided in the partnership agreement.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 – Properties

See Note 5 - Real Estate Owned (REO) to the financial statements included in Part II, Item 8 of this report for a description of REO properties which description is incorporated by this reference into this Item 2.

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

Not applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Units

There is no established public trading and/or secondary market for the limited partnership interests, and none is expected to develop. There are substantial restrictions on transferability of limited partnership interests.

In order to provide liquidity to partners, the partnership provides certain liquidation rights.  See “Liquidity, capital withdrawals and early withdrawals” in Part I of this report.  As of February 28, 2017, we had approximately 5,240 limited partners with approximately 167,403,000 units of limited partnership interest.

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distributions

Cash distributions totaled $2,637,026 and $2,470,580 in 2016 and 2015, respectively.  See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Liquidity and capital withdrawals

Withdrawals in 2016 by quarter are presented in the following table. All withdrawal payments are processed on the last day of the quarter, and are valued at $1 per unit.

2016	Units purchased upon withdrawal
Q1	$5,324,862
Q2	5,396,605
Q3	5,637,149
Q4	5,874,640
Total	$22,233,256

Fair market value / unit value

RMC obtained information regarding fair market valuations and unit value as of December 31, 2016 for RMI VIII in compliance with Financial Industry Regulatory Authority (or FINRA) Rule 2310 concerning direct-participation-program value per unit estimates. The valuation was performed by a qualified, nationally prominent firm in accordance with the objective, scope, and approach established by RMC, and is the sole responsibility of RMC. Industry standard valuation approaches, including the Discounted Cash Flow, Income, Market and Cost Approach were utilized in deriving the fair values as appropriate. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon withdrawal of units.

The fair value of a unit of RMI VIII was determined to be $0.98, after consideration of the fair values of the net assets held and the restrictions in the withdrawal provisions and the restrictions on transferability of units.

The fair value of the portfolio’s secured loans and REO is $120.3 million, representing a premium of approximately $5.8 million over the book value, per the analysis, based principally on discounted cash flow for the loans and market values for REO.

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

The primary purpose of the valuation was to determine the fair value of a unit of partnership interest in RMI VIII. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a partner is entitled to receive upon redemption of units. RMC makes no representation, express or implied, that a unit of RMI VIII could or would be transferred by an investor for the stated fair value.

Item 6 – Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, which are included in Part II, Item 8 of this Report.

General Partners

See Notes 1 (Organization and General) and 3 (General Partners) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of various partnership activities for which the general partners are compensated, including the formation loan, which presentation is incorporated by this reference into this Item 7.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 7.

Results of Operations

General economic conditions- California

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in California. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports. Highlights from recently issued reports from Wells Fargo Securities Economic Group are presented below.

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

Recently released data from the U.S. Bureau of Economic Analysis put some solid numbers behind California’s recent performance.  Real gross domestic product (GDP) grew 4.1 percent in 2015 to 2.46 trillion….Growth slowed during the second half of the year, however, with real GDP rising at 2.7 percent annualized in the fourth quarter and averaging just 1.6 percent during the second half of the year. This past year marked the strongest growth rate since 2004 and was also one of the fastest growth rates of any state, tying Oregon for the largest percentage gain.  California easily outpaced the national average for the fourth consecutive year, as the nation grew at a lesser 2.4 percent growth pace.  California, which accounts for 13.8 percent of national GDP, accounted for 23.8 percent of the nation’s growth in 2015.

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

Recently released data from the Quarterly Census of Employment and Wages (QCEW) for the first quarter suggests that the Current Employment Statistics (CES), which is reported on a more frequent month-to-month basis, has understated job growth in California’s key information sector. The industry captures many tech-related professions, including positions in search portals, software and data processing, as well as occupations in the motion picture industry.  The CES had estimated that information payrolls rose 3.4 percent year-to-year in the first quarter, while the QCEW data show an 8.5 percent gain, marking the strongest pace since 2001.  Hiring in the state’s sizable motion picture and sound recording industry rose at a staggering 16 percent year-to-year pace in the first quarter according to the QCEW data, much stronger than the CES’s 1.9 percent estimate.  Total job growth was also understated for the Los Angeles and San Francisco metro areas, as the QCEW reported a 3.0 percent and 3.8 percent increase, respectively, versus 2.5 percent and 3.5 percent in the CES.

In the publication dated March 3, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California’s Unemployment Rate Declines to 5.1 Percent / California’s unemployment rate fell to 5.1 percent in January but job growth slowed substantially, as retailers and the leisure & hospitality sector cut staff, possibly in response to the higher state minimum wage. “

The report goes on “California’s unemployment rate continues to edge lower, falling 0.1 percentage points in January to 5.1 percent. The number of Californians stating that they were working rose by 10,600 in January, while the civilian labor force fell by 2,100 persons. The number of unemployed fell by the difference, or 12,700. California’s unemployment rate declined 0.6 percentage points over the past year, which is a faster decline than seen nationwide. The gap between California’s unemployment rate and the national rate is now just 0.3 percentage points, which is the narrowest it has been since August 2006.

While the decline in California’s unemployment rate is encouraging, nonfarm employment growth has been decelerating. Employers added 9,700 jobs in January, following a 4,800-job gain in December. Hiring continues to be driven by California’s tech sector. Professional, scientific & technical services firms added 9,000 jobs in January and another 7,200 jobs were added in the information sector. The latter sector includes data processing and Internet search but also includes the motion picture and recording industries. All of the growth in the information sector over the past year, however, has come from software publishers (+4,700 jobs), data processing, hosting and related services (+4,200 jobs) and other information services (+9,700 jobs), most of which were likely in Internet search. Employment in California’s motion picture and sound recording sector fell 3.8 percent over the past year, resulting in a net loss of 6,300 jobs.

January’s improvement in tech hiring follows an unusually slow patch for the tech sector. Tech employment rose 2.5 percent over the past year, down from roughly 5 percent the prior year. The slower pace for the tech sector is even more disappointing in that the January employment report included revisions to prior months’ data, which we had hoped would show upward revisions to tech-related employment. There were some notable revisions within the tech sector, with hiring stronger at web search portals. The books are not completely closed on 2016, however. The revisions are based off of a hard count of jobs, which are only available through June. Almost all of the deceleration in tech employment took place in the second half of the year and those data will be revised again next year.

Overall job growth has also slowed. Employment in retail trade declined by 15,300 jobs in January, marking the largest one-month drop since the dark days of the Great Recession. Employment in the leisure & hospitality sector and transportation & warehousing industries also posted unusually large declines. We suspect increases in the minimum wage may have been the culprit. The retailing industry has been through a tough time of late and many chains are looking to cut costs and close stores.”

In the publication “Special Commentary / What’s Heating Up and Cooling Off in the San Francisco Bay Area” dated January 31, 2017 by the Economics Group of Wells Fargo Securities the headlines read:

“Bay Area employment growth continues to outpace the nation.”

“Late-cycle headwinds have created a more challenging business environment.”

“The moderation in employment growth and housing costs should continue in 2017. “

“We estimate that the Bay Area’s economy grew 5.9 percent in 2016.”

The report goes on: “California’s economy has outpaced the nation for the past six years, and the San Francisco Bay Area has been the fastest growing part of the state by far (Figure 1). Annual real GDP growth in the greater Bay Area has averaged a strong 4.0 percent between 2010 and 2015. Growth in the local economy has been driven by the strength of the region’s technology sector and its impact on construction and supporting industries. The surge of economic growth at a time when the national economy has been growing only modestly is largely without precedent. Combined, the San Francisco-Oakland-Hayward and San Jose-Sunnyvale-Santa Clara metropolitan areas accounted for 8.0 percent of all U.S. real GDP growth from 2010 to 2015, despite comprising just 3.8 percent of the nation’s economy.

Bay Area employment growth continues to outpace the nation (Figure 2). Payroll gains have cooled relative to recent years, however, as late-cycle headwinds, including tighter labor market conditions and rising compensation costs, have created a more challenging business environment. Annual job growth in the Bay Area has slowed to between 2.5 percent and 3 percent compared to the 3.5 percent to 4 percent pace registered during the majority of 2013 to 2015. Notably, this slowdown has also been evident in the region’s tech sector. Job growth in the professional, scientific & technical services and information sectors, which capture a significant portion of high-tech professions such as computer programmers, software developers and engineers, has decelerated over the past year.

The greater San Francisco Bay Area is comprised of the 12 counties that make up the San Jose-San Francisco-Oakland combined statistical area, which include Alameda, Contra Costa, Napa, Marin, San Francisco, San Mateo, Santa Clara, Sonoma, Solano, Santa Cruz, San Benito and San Joaquin.

The persistent tightening of the labor market has been a notable development across the country this past year, as the labor market has reached levels widely thought to be consistent with full employment. The U.S. unemployment rate stood at 4.7 percent in December and has been at or below 5 percent for the past year. In comparison, labor market conditions in the Bay Area have been tight for quite some time, as the jobless rate in the greater San Francisco Bay Area has been below 5 percent for nearly two years. The Bay Area’s unemployment rate is trending near 4.3 percent and is just about even with its previous 2006 low, but remains a full percentage point above the low reached during the height of the dot-com era in 1999.

With the pool of available workers continuing to diminish, labor costs have been edging higher as employers compete to attract and retain qualified workers. By a range of measures, wage growth has picked up across the country. Average hourly earnings in the United States were up 2.9 percent year over year in December after rising by an average of around 2 percent from 2010 to 2015. Wages have risen much faster in the Bay Area, and the region is home to some of the highest earning counties in the country.

The strength in average hourly earnings is largely due to the preponderance of higher-paying jobs in information technology and life sciences. The rapid growth in these jobs has supported hiring in other industries, which has worsened income polarization within the region and made it much more difficult for a large proportion of Bay Area residents to find affordable housing. Wages in lower-paying parts of the economy have also been pulled higher in recent years, however.

Adding to these building wage pressures, California’s state minimum wage increased $0.50 to $10.50 an hour at the start of 2017. The state’s minimum wage is scheduled to increase every year until it reaches $15 for all businesses by Jan. 1, 2023. Many Bay Area cities have been at the forefront of local wage increases, with some implementing changes as part of a plan to reach a $15 minimum wage ahead of the statewide mandate. … While the rise of the minimum wage is providing some relief to workers, it places an additional burden on many businesses and will likely slow job growth modestly in the affected sectors.

Strong economic growth is pushing the Bay Area’s already high cost of living up at a faster pace relative to the nation. The Consumer Price Index (CPI) for the San Francisco-San Jose-Oakland combined metropolitan region has risen 3.1 percent year over year compared to the national increase of just 1.3 percent. Higher energy prices have played a meaningful role in price increases this past year, as gasoline prices have rebounded. We note that energy prices are more volatile in California due to environmental restrictions on the blends of gasoline used in the state and initiatives to promote green energy. The core CPI, which strips out the more volatile food and energy components, is still up 3.8 percent in the Bay Area and 2.2 nationwide. Shelter costs, which account for roughly 40 percent of the core CPI and captures rental prices, are up a sizable 6.9 percent over the past year in the Bay Area. In comparison, shelter prices nationwide are up just 3.6 percent over the period.

Skyrocketing home prices and rents continue to top the list of cost burdens for Bay Area residents. Higher housing costs are not a new development for the Bay Area, as the region’s perennially tight housing market tends to support prices and rents even when the economy is growing slowly. When growth picks up, the high costs and considerable delays in bringing new properties to the market tend to cause prices and rents to surge. In economic terms, San Francisco has an incredibly inelastic supply of housing.

Home prices have been rising steadily throughout the region since the end of the Great Recession as the Bay Area was one of the first major regions to see economic growth kick into higher gear. Home prices in San Francisco recovered back in April 2013 and currently stand nearly 40 percent higher than their previous 2007 peak. Despite the increases, home price appreciation across the Bay Area has largely decelerated. San Francisco County has seen a particularly notable slowdown in home price gains, with home price appreciation falling from an annual average increase of 12 percent in 2015 to a modest pickup of 1.3 percent year over year in November 2016. Much of this deceleration has occurred at the top of the market where price gains had been the greatest. Price increases for more modestly priced homes have actually accelerated in many parts of the Bay Area, as relatively little new supply has come on line.

Effective apartment rents were $2,472 per month in San Francisco, $2,059 per month in San Jose and $1,719 per month in the East Bay in the third quarter, according to data from Reis, which has pushed the vacancy rate slightly higher and helped cool off the rise in apartment rents. San Francisco’s apartment vacancy rate has risen about a percentage point over the past two years to 4.4 percent in the third quarter.”

In the section “Summary and Outlook” the report concludes:
“After five years of exceptionally solid economic growth, the Bay Area is beginning buckle on some of the strains generated from growing at such a rapid pace. Annual real GDP growth averaged a 4.0 percent pace in the Bay Area from 2010 to estimate that the economy grew 5.9 percent in 2016. By contrast, real GDP growth has averaged just a 1.9 percent pace nationwide over this period, and the U.S. economy grew just 1.6 percent in 2016. Stronger economic growth has brought the unemployment rate back down to levels long considered to be near full employment and wage gains have accelerated. The cost of living has also ramped up in the region, where growth has been much stronger and impediments to development are much greater. Traffic congestion has also worsened considerably, raising the costs of commuting. The higher costs of doing business and increasing frustration with traffic congestion have contributed to the out- migration of some businesses away from the region. Growth has also shifted to lower-cost parts of the Bay Area, most notably Oakland and the East Bay in general.

Growth in the region has shown some signs of moderation this past year. Nonfarm employment growth has decelerated. Job growth in the San Francisco metropolitan division was 3.1 percent in 2016, down from 4.8 percent the prior year. That still left payrolls some 32,400 jobs higher than the prior year, but the increase was down from a gain of 47,700 jobs in 2015. Much of the deceleration occurred during the second half of the year. Employment growth in Oakland followed a similar pattern, with nonfarm payrolls rising 2.5 percent in 2016, following a 3.1 percent rise the prior year. Oakland saw a net increase of 27,100 jobs in 2016, which is smaller than the 32,800 jobs added in 2015.

Housing costs are also showing some tentative signs of cooling. Home price appreciation has moderated, following huge gains at the higher-end of the market. In addition to suffering from some indigestion from previous price spikes, demand for higher-priced homes also likely cooled off a bit as the IPO market slowed and interest from overseas buyers waned. Apartment rent growth has also lessened as development has increased significantly in recent years and the sudden onslaught of new units caused rents to rise more slowly this past year.

The moderation in employment growth and housing costs should continue in 2017. Hiring has cooled off as employers have had a more difficult time filling vacant positions and rising compensation costs have raised the bar for many new hires. In addition, with the unemployment rate near 5 percent, many of the jobs being added are pulling workers from the ranks of the underemployed and involuntary part-time workers. The net result has been stronger wage and salary growth but less employment growth.”

Key performance indicators

Key performance indicators are presented in the following table for 2016, 2015, and 2014 ($ in thousands).

	2016	2015	2014
Secured loans – average daily balance	$81,457	65,853	60,703
Secured loans – end-of-period	$94,851	62,740	71,017

Interest on loans	$7,126	5,055	3,301
Portfolio interest rate(1)	8.3%	7.8%	6.8%
Effective yield rate(2)	11.7%	7.7%	5.4%

Provision for (recovery of) loan losses	$(50)	994	(185)
Percent(2)	(0.1)%	1.5%	(0.3)%

Operations expense	$5,166	4,801	4,017

Real estate owned (REO)
REO – end of period	$19,782	82,949	147,112
Mortgages payable – end-of-period	$—	27,509	35,742

Rental operations, net	$1,702	4,307	4,706
Interest on mortgages payable	$1,581	1,628	2,043
Rental operations, net after mortgage interest	$121	2,679	2,663

Realized gains on REO sales	$2,592	7,906	1,667

Net Income	$5,307	10,089	3,812
Percent(3)(4)	3.0%	5.2%	1.9%

Partner Distributions	$2,637	2,471	2,288
Percent (annual rate)(5)	2.5%	2.5%	2.0%

Limited Partners’ capital – average balance	$177,891	192,146	198,831
Limited Partners’ capital – end-of-period	$167,879	187,495	196,490

Partner Liquidations(6)	$22,233	16,512	6,859

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance
(3)	Percent of limited partners’ capital – average balance
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Percent distributed from limited partners’ capital accounts for partners electing periodic distributions. In December 2016, the distribution rate (annualized) was raised to 3.0% from the 2.5% in effect since September 2015. Prior to September 2015, the distribution rate (annualized) had been 2.0%.

(6)

Scheduled liquidations as of December 31, 2016 were approximately $53,288,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The December 31, 2016 end-of-period secured loan balance was approximately $94.9 million, up 51.4% ($32.2 million) compared to the December 31, 2015 end-of-period secured loan balance of approximately $62.7 million, which was down 11.7% ($8.3 million) compared to the December 31, 2014 end-of-period secured loan balance of approximately $71.0 million. The increase balance of the secured loan portfolio is due to the 1) favorable economic environment generally and to the increased investment in California real estate markets specifically, and 2) the proceeds from the sale of REO properties being reinvested, both of which expands the opportunity for new loans.

The partnership added approximately $81.1 million, $45.1 million, and $48.6 million, of new loans in 2016, 2015, and 2014, respectively. Secured loans as a percent of limited partners’ capital (based on average daily balances) were 45.8%, 34.3%, and 30.5% at December 31, 2016, 2015, and 2014, respectively.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2016, 59 (79%) of the partnership’s 75 loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of December 31, 2016, 25 (33%) of the loans outstanding (representing 63% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at December 31, 2016 was 54.0%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 46.0% in the property, and we as lenders have loaned in the aggregate 54.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

For 2016, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.0%. Distributions to those limited partners electing periodic distributions was 2.5% (annualized).

For 2016, continuing improvement in interest on loans ($7.1 million in 2016, $5.1 million in 2015, and $3.3million in 2014) is reflective of the growth in the portfolio of performing loans and the increasing effective yield rate (11.7% in 2016, 7.7% and 2015, and 5.4% in 2014).  For 2016, the effective yield rate on the loan portfolio was higher than the portfolio interest rate (11.7% and 8.3%, respectively) due to default-rate interest received on two loans collected in September 2016.

Net income for 2016 was $5.3 million, a decrease of $4.8 million (47.5%) compared to 2015 due to the decrease in REO income as the REO portfolio is liquidated, and proceeds reinvested in loans. Total operations expense as a percent of interest income on loans was 72.5% and 95.0% for 2016 and 2015, respectively

REO income decreased approximately $2.6 million (96.3%) for 2016 compared to 2015, due primarily to the sale of certain REO properties and the overall reduction in the REO portfolio. As the REO portfolio continues to sell in a favorable real estate market, and the proceeds are reinvested in performing loans, REO income is expected to decline with offsetting increases to interest income. REO income includes earnings from rental operations, net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO and gains or losses on the sale of REO.

Analysis and discussion of income from operations 2016 v. 2015

Significant changes to revenue and expense for 2016 v. 2015 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,			Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Impairment	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	(Loss)/Gain	Net	Income

2016	$7,126	$(50)	$5,166	$121	$2,592	$—	$536	$5,307
2015	5,055	994	4,801	2,679	7,906	182	32	10,089
Change	$2,071	$(1,044)	$365	$(2,558)	$(5,314)	$(182)	$504	$(4,782)

Explanation
Loan balance increase (decrease)	1,421	—	186	—	—	—	—	1,235
Effective yield rate	650	—	—	—	—	—	—	650
Stabilized portfolio	—	(1,044)	(44)	—	—	—	—	(1,000)
REO sales	—	—	480	(2,733)	(5,314)	(182)	(79)	(8,788)
Professional services	—	—	(122)	—	—	—	—	122
Change in rental operations	—	—	(135)	—	—	—	—	135
Other	—	—	—	175	—	—	583	2,864
Change	$2,071	$(1,044)	$365	$(2,558)	$(5,314)	$(182)	$504	$(4,782)

      The table above display only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased from 2015 to 2016 by approximately $2.1 million due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increase approximately $15.6 million, or approximately 23.7%.

Provision for (recovery of) loan losses/allowance for loan losses

At December 31, 2016, the partnership had no allowance for loan losses as all loans had protective equity such that at December 31, 2016, collection was deemed probable for amounts owing. Total principal amounts past due more than 90 days at December 31, 2016 and 2015 were approximately $405,000 and $345,000, respectively.

Operations expense 2016 v. 2015

Significant changes to operations expense for 2016 v. 2015 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total

2016	$1,191	$678	$1,963	$1,344	$(10)	$5,166
2015	1,003	725	2,034	912	127	4,801
Change	$188	$(47)	$(71)	$432	$(137)	$365

Explanation
Loan balance increase (decrease)	186	—	—	—	—	186
Manager expense allocations	—	—	(44)	—	—	(44)
Professional services rendered	—	—	48	432	—	480
Capital balance decrease	—	(47)	(75)	—	—	(122)
Other	2	—	—	—	(137)	(135)
Change	$188	$(47)	$(71)	$432	$(137)	$365

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $188,000 from 2016 over 2015, is due to the increase in the average secured loan balance and a change in the portion of fees waived by RMC. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $47,000 was due to the reduction in the total capital under management. Total partners’ capital at December 31, 2016 and 2015, was approximately $167.0 million and $186.6 million, respectively.

•Costs from RMC

The decrease in costs from RMC of $71,000 was due primarily to a reduction in total capital under management.

•Professional services

Professional services, including audit & tax fees, increased approximately $432,000 due primarily to audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC returns and dissolutions, and financial reporting.

REO – rental operations, net after mortgage interest

Rental financial highlights by property type are presented in the table below for 2016 ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential	$4,297	$2,572	$—	$1	$1,544	$180
Commercial	534	539	—	17	37	(59)
Total	$4,831	$3,111	$—	$18	$1,581	$121

(1)	At December 31, 2016, all rental properties were designated held for sale, and accordingly were not depreciated.
(2)

At December 31, 2016, there were 5 rental properties comprised of 3 residential and 2 commercial properties. The residential rental properties were vacated by January 31, 2017 as the units are being sold.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

At December 31, 2016, the partnership held eight (8) REO properties, all of which were designated held for sale. At December 31, 2015 and 2014, total REO properties held were 11 and 20, respectively.

The December 31, 2016, REO balance, end of period, was approximately $19.8 million, down 76.1% ($63.1 million) compared to the December 31, 2015 balance of approximately $82.9 million, which was down 43.6% ($64.2 million) compared to the December 31, 2014 balance of approximately $147.1 million. At December 31, 2016, approximately 63% ($12.5 million) of total REO was one property located in Glendale California.

At December 31, 2016, all mortgages payable were paid in full. The December 31, 2015 end of period mortgage balance was $27.5 million, which was down approximately 23% ($8.2 million) compared to the December 31, 2014 balance of approximately $35.7 million. The average mortgages payable balance for 2016, 2015 and 2014 were approximately $13,755,000, $31,625,000, and $42,340,000, respectively. Interest expense for 2016, 2015, and 2014 was approximately $1,581,000, $1,628,000, and $2,043,000, respectively.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part II, Item 8 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Analysis and discussion of income from operations 2015 v. 2014

Significant changes to revenues and expense for 2015 v. 2014 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,			Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Impairment	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO sales	(Loss)/Gain	Net	Income

2015	$5,055	$994	$4,801	$2,679	$7,906	$182	$32	$10,089
2014	3,301	(185)	4,017	2,663	1,667	88	(99)	3,812
Change	$1,754	$1,179	$784	$16	$6,239	$94	$131	$6,277

Explanation
Loan balance increase (decrease)	300	—	106	—	—	—	—	194
Effective yield rate	1,454	—	—	—	—	—	—	1,454
Collateral value	—	1,179	—	—	—	—	—	(1,179)
Stabilized portfolio	—	—	—	—	—	311	—	311
REO sales	—	—	—	(1,191)	6,239	175	48	5,271
REO held for sale	—	—	—	1,298	—	(392)	—	906
Professional services	—	—	338	—	—	—	—	(338)
Change in Rental Operations	—	—	—	2	—	—	—	2
Other	—	—	340	(93)	—	—	83	(344)
Change	$1,754	$1,179	$784	$16	$6,239	$94	$131	$6,277

      The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest income

Interest income increased from 2014 to 2015 by approximately $1.8 million due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increase approximately $5.2 million, or approximately 8.6%.

Provision for (recovery of) loan losses/allowance for loan losses

At December 31, 2015, the partnership had no allowance for loan losses as all loans had protective equity such that at December 31, 2015, collection was deemed probable for amounts owing. Total principal amounts past due more than 90 days at December 31, 2015 and 2014 were $345,000 and $17,546,000, respectively.

The provision for loan loss for 2015 was $994,000 due primarily to a change in the estimated net realizable value of the underlying collateral on a loan, which was foreclosed on and subsequently sold during 2015. The decrease in recoveries in 2014 was due to a stabilizing loan portfolio, and a large amount of recoveries in 2014 as real estate markets in coastal California stabilized, post financial crisis.

Operations expense

Significant changes to operations expense for 2015 v. 2014 is summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total

2015	$1,003	$725	$2,034	$912	$127	$4,801
2014	834	752	1,766	574	91	4,017
Change	$169	$(27)	$268	$338	$36	$784

Explanation
Loan balance increase (decrease)	106	—	—	—	—	106
RMC Fee's Waived	63	—	—	—	—	63
Manager expense allocations	—	—	268	—	—	268
Legal Costs - Tender Offer	—	—	—	159	—	159
REO Sales and Property foreclosure	—	—	—	(13)	—	(13)
Professional services timing	—	—	—	186	—	186
Capital balance decrease	—	(27)	—	—	—	(27)
REO Sales - LLC Tax	—	—	—	—	56	56
Other	—	—	—	6	(20)	(14)
Change	$169	$(27)	$268	$338	$36	$784

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $169,000 is due to the increase in the average secured loan balance and a change in the portion of fees waived by RMC. Fees are charged at the annual rate of 1.5%, and prior to April 2014, RMC at its sole discretion, waived 0.5% of the annual rate. There is no guarantee RMC will waive any portion of this fee in the future.

•Asset management fees

The decrease in asset management fees of approximately $27,000 was due to the reduction in the total capital under management. Total partners’ capital at December 31, 2015 and 2014 was $186.6 million and $195.5 million, respectively.

•Costs from RMC

The increase in costs from RMC of approximately $268,000 was due primarily to a revision in the RMC expense allocation of qualifying charges (includes but is not limited to, salaries, compensation, travel expenses, fringe benefits, rent, insurance, depreciation and outside services), done in accordance with the partnership agreement.

•Professional services

Professional services, including audit & tax fees, increased approximately $338,000 due primarily to legal costs related to the tender offer. A company, not affiliated with RMI VIII, in the business of making unsolicited tender offers at deep discounts to investors in limited partnerships, filed a Schedule tender offer with the SEC on April 21, 2015, initiating a tender offer to acquire up to $30 million in units of limited partnership at an offering price of 20% of the investors current stated capital account. The offer expired June 4, 2015, and resulted in approximately 66,000 units of limited partner capital being transferred to the new partner’s account.

REO – rental operations, net after mortgage interest

Rental financial highlights by property type are presented in the table below for 2015 ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential	$8,622	$3,977	$266	$9	$1,628	$2,742
Commercial	535	564	28	6	—	(63)
Total	$9,157	$4,541	$294	$15	$1,628	$2,679
(1)	At December 31, 2015, there were eight rental properties, all of which were held for sale.
(2)	During the first quarter of 2015, 4 rental, and 1 non-rental properties were designated held for investment, to be designated held for sale in the second quarter.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

At December 31, 2015, approximately 81% ($72.6 million) of total REO was comprised of two properties located in Glendale California.

The impairment (loss)/gain for 2015 and 2014, were approximately $182,000 and $88,000, respectively. The increase in impairment gain is due to changes in the estimated net realizable value of the REO, and sales of REO in an increasingly favorable real estate market.

Summary comparison – 2016 4th quarter v. 3rd quarter and 2015 4th quarter v. 3rd quarter

Significant changes to revenue and expense items for the three-month periods ended December 31, and September 30, are summarized in the following tabled ($ in thousands).

				REO, net
		Provision for		Rental,			Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Impairment	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	(Loss)/Gain	Net	Income
For the three months ended
December 31, 2016	$1,804	$(25)	$1,348	$(925)	$1,433	$—	$3	$999
September 30, 2016	2,235	—	1,198	283	375	—	(18)	1,711
Change	$(431)	$(25)	$150	$(1,208)	$1,058	$—	$21	$(712)

Explanation
Loan balance increase (decrease)	(79)	—	—	—	—	—	—	(79)
Effective yield rate	(352)	—	—	—	—	—	—	(352)
Stabilized portfolio	—	(25)	—	—	—	—	—	(25)
REO sales	—	—	—	(1,208)	1,058	—	21	(129)
Other	—	—	150	—	—	—	—	(127)
Change	$(431)	$(25)	$150	$(1,208)	$1,058	$—	$21	$(712)

				REO, net
		Provision for		Rental,			Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Impairment	Costs,	Net
	on loans	Loan Losses	Expense	Interest	on REO Sales	(Loss)/Gain	Net	Income
For the three months ended
December 31, 2015	$1,074	$30	$1,126	$518	$4,043	$(392)	$—	$4,096
September 30, 2015	1,099	564	1,150	532	1,871	—	113	1,908
Change	$(25)	$(534)	$(24)	$(14)	$2,172	$(392)	$(113)	$2,188

Explanation
Loan balance increase (decrease)	(25)	—	—	—	—	—	—	(25)
Stabilized portfolio	—	(534)	—	—	—	—	—	534
REO sales	—	—	—	(14)	2,172	—	(113)	2,045
REO Held for Sale	—	—	—	—	—	(392)	—	(392)
Other	—	—	(24)	—	—	—	—	26
Change	$(25)	$(534)	$(24)	$(14)	$2,172	$(392)	$(113)	$2,188

The tables above display only significant changes to net income for the period and are not intended to cross foot.

The table below summarizes the secured loan balances and interest income for the three month periods ended December 31, and September 30 ($ in thousands).

	2016		2015
	December 31,	September 30,	December 31,	September 30,
Secured loans – end of period	$94,851	$83,385	$62,740	$46,721
Secured loans – average daily balance	87,649	90,980	48,813	61,840
Interest on loans	1,804	2,235	1,074	1,099

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2016	2015	2014
Partners' capital
Distributions	$(2,637)	$(2,471)	$(2,288)
Formation loan, net of early withdrawal fees	650	650	—
Liquidations	(22,233)	(16,512)	(6,859)
Cash used in partners' capital	(24,220)	(18,333)	(9,147)

Loan earnings and payments
Interest	6,825	4,976	3,167
Other loan income	48	35	42
Operations expense	(4,881)	(5,956)	(3,940)
Principal payments and recoveries	41,498	32,120	23,649
Total cash from loan earnings	43,490	31,175	22,918

Loans originated, net	(73,881)	(40,146)	(43,057)
Advances on loans	(51)	(160)	(41)
Total cash from loan production	(73,932)	(40,306)	(43,098)
Cash from loan earnings and production	(30,442)	(9,131)	(20,180)

REO operations, sales and development
Rental operations, net	562	3,502	6,119
Holding costs	536	(1,125)	(2,060)
Other Assets	3,411	—	—
Proceeds from real estate sales	68,485	81,950	33,886
Cash from REO operations, sales and development	72,994	84,327	37,945

Outside financing
Interest expense	(1,248)	(1,825)	(1,947)
Principal, net	(28,434)	(8,233)	(13,196)
Cash from outside financing	(29,682)	(10,058)	(15,143)
Net cash increase/(decrease) before distributions to limited partners	12,870	65,138	2,622
Net increase/(decrease) in cash	$(11,350)	$46,805	$(6,525)
Cash, end of period	$45,323	$56,673	$9,868

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	2016	2015	2014
Capital liquidations-without penalty	$16,947	$13,358	$6,320
Capital liquidations-subject to penalty	5,286	3,154	539
Total	$22,233	$16,512	$6,859

Scheduled limited partner capital withdrawals at December 31, 2016 are presented in the following table ($ in thousands).

2017	$18,235
2018	15,389
2019	11,846
2020	5,405
2021	1,857
Thereafter	556
Total	$53,288

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from

•	loan payoffs,
•	borrowers’ monthly principal and interest payments,
•	earnings retained (i.e. not distributed) in partners’ capital accounts,
•	REO sales, and,
•	to a lesser degree and, if obtained, a line of credit.

The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans at maturity possibly would have a negative impact on their ability to repay their loans. In the event that a loan is performing, and collection is deemed probable at maturity, we may elect to extend the loans maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, we may elect to modify the loan payment terms and designate the loan as impaired, or we may elect to foreclose and take back the property for sale. A reduction in loan repayments would reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans and/or, if ongoing for an extended period, provide earnings distributions and fund capital account withdrawal requests.

Generally, within a broad range, the partnership’s rates on mortgage loans is not affected by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower interest rates of interest, a lower yield to limited partners may possibly result.

Contractual obligations

The partnership had no contractual obligations, except to fund capital account withdrawal requests. See Note 3 (Partners) and Note 7 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part II, Item 8 of this report for detailed presentations on commitments and contingencies, which presentations are incorporated by this reference into this Item 7.

We had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets for December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016 and 2015
Consolidated Statements of Changes In Partners’ Capital for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VIII

San Mateo, California

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California Limited Partnership) as of December 31, 2016 and 2015 and the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VIII at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

San Francisco, California

March 31, 2017

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2016 and 2015

($ in thousands)

	2016	2015
ASSETS
Cash, in banks	$45,323	$56,673

Loans
Secured by deeds of trust
Principal	94,851	62,740
Advances	63	51
Accrued interest	641	372
Loan balance, secured	95,555	63,163

Unsecured	46	69
Allowance for loan losses	—	—
Loans, net	95,601	63,232

Real estate owned (REO)	19,782	82,949
Other assets, net	444	4,281
Total assets	$161,150	$207,135

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other liabilities	$387	$336
Payable to affiliate	—	12

Mortgages payable	—	27,509
Less unamortized debt issuance costs	—	(398)
Mortgages payable, net	—	27,111

Total liabilities	387	27,459

Partners’ capital
Limited partners’ capital, subject to liquidation, net	167,879	187,495
General partners’ capital (deficit)	(832)	(885)
Total partners’ capital, net	167,047	186,610

Receivable from affiliate (formation loan)	(6,284)	(6,934)

Partners’ capital subject to liquidation, net of formation loan	160,763	179,676

Total liabilities and partners’ capital	$161,150	$207,135

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2016 and 2015

($ in thousands)

	2016	2015
Revenues, net
Loans
Interest income	$7,126	$5,055
Late fees	48	30
Revenue, loans	7,174	5,085
Provision for (recovery of) loan losses	(50)	994
Loans, net	7,224	4,091

REO
Rental operations, net	1,702	4,307
Interest on mortgages	(1,581)	(1,628)
Rental operations, net of mortgage interest	121	2,679
Realized gains/(losses) on sales	2,592	7,906
Impairment (loss)/gain	—	182
Holding costs, net of other income	536	32
REO, net	3,249	10,799
Total revenues, net	10,473	14,890

Operations Expense
Mortgage servicing fees	1,191	1,003
Asset management fees	678	725
Costs from Redwood Mortgage Corp.	1,963	2,034
Professional services	1,344	912
Other	(10)	127
Total operations expense	5,166	4,801

Net income	$5,307	$10,089

Net income
Limited partners (99%)	$5,254	$9,988
General partners (1%)	53	101
	$5,307	$10,089

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016 and 2015

($ in thousands)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2014	$196,490	$(986)	$195,504
Net income	9,988	101	10,089
Distributions	(2,471)	—	(2,471)
Liquidations	(16,512)	—	(16,512)
Balance, December 31, 2015	$187,495	$(885)	$186,610

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2015	$187,495	$(885)	$186,610
Net income	5,254	53	5,307
Distributions	(2,637)	—	(2,637)
Liquidations	(22,233)	—	(22,233)
Balance, December 31, 2016	$167,879	$(832)	$167,047

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

($ in thousands)

	2016	2015
Cash from Operations
Interest received	$6,825	$4,976
Other loan income	48	35
Operations expense	(4,785)	(5,485)
Rental operations, net	1,855	4,384
Holding costs	536	38
Mortgage interest and borrowing related fees	(1,248)	(1,825)
Other assets	3,411	—
Total cash provided (used) by operations	6,642	2,123
Cash from Investing Activities
Loans
Principal collected on loans - secured	41,425	32,047
Unsecured loan payments received (made)	23	23
Loans originated	(81,100)	(45,083)
Loans sold to affiliates	7,219	4,937
Advances on loans	(51)	(160)
Total - Loans	(32,484)	(8,236)
REO
Sales	68,485	81,950
Development and acquisition	(1,339)	(1,991)
Non-controlling interest	—	(475)
Total - REO	67,146	79,484
Total cash provided (used) by investing activities	34,662	71,248
Cash from Financing Activities
Debt activities
Mortgages taken	—	27,747
Principal payments	(28,434)	(35,980)
Cash provided (used) by debt activities	(28,434)	(8,233)
Distributions to partners
Cash – partner liquidations	(22,233)	(16,512)
Formation loan payment, net of early withdrawal fees	650	650
Cash – partner distributions	(2,637)	(2,471)
Cash Distributions to partners, net	(24,220)	(18,333)
Total cash provided (used) by financing activities	(52,654)	(26,566)
Net increase/(decrease) in cash	(11,350)	46,805
Cash and cash equivalents, beginning of period	$56,673	$9,868
Cash and cash equivalents, December 31	$45,323	$56,673

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

($ in thousands)

Reconciliation of net income to net cash provided by (used in) operating activities:

	2016	2015
Cash flows from operations
Net income	$5,307	$10,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	399	256
Provision for (recovery of) loan losses	(50)	994
REO – depreciation	—	300
REO – loss/(gain) on disposal	(2,592)	(7,906)
REO – impairment (gain)	—	(182)

Change in operation assets and liabilities
Accrued interest	(301)	(79)
Allowance for loan losses-recoveries	50	50
Other assets	3,836	368
Accounts payable and other liabilities	(73)	(1,235)
Deferred revenue	79	—
Payable to affiliate	(13)	(532)
Net cash provided by (used in) operations	$6,642	$2,123

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$416	$8,010

Cash paid for interest	$1,647	$1,683

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATIONAL AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (or, we, RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from

•	loan payoffs,
•	borrowers’ monthly principal and interest payments,
•	earnings retained (i.e. not distributed) in partners’ capital accounts,
•	REO sales, and,
•	to a lesser degree and, if obtained, a line of credit.

The partnership is externally managed by Redwood Mortgage Corp., a general partner (or RMC or the manager). The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own.

The mortgage loans the partnership funds and/or invests in are arranged and generally are serviced by RMC. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

December 31, 2016 and 2015

Liquidity, capital withdrawals and early withdrawals

There is no established public trading and/or secondary market for the units, and none is expected to develop. There are substantial restrictions on transferability of units. To provide liquidity to limited partners, the partnership agreement provides that limited partners, after the minimum five-year period, may withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. No more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year.

Investment objectives and lending guidelines

Our primary investment objectives are to

•	Yield a favorable rate of return from the partnership’s business of making and/or investing in loans,
•

Preserve and protect the partnership’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California, and

•	Generate and distribute cash flow from these mortgage lending and investing activities.

The partnership generally funds loans

•	Having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis, and
•	Having maturities of 5 years or less.

The partnership’s loans generally have shorter maturity than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, we may elect to extend the loans maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, we may elect to modify the loan payment terms and place designate the loan as impaired, or may foreclose and take back the property for sale.

Generally, interest rates on the partnership’s mortgage loans are not affected by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to partners may possibly result.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

Term of the partnership

The partnership will continue until 2032, unless sooner terminated as provided in the partnership agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries (consisting of single member limited liability companies owning a single real property asset). All significant intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2016 and 2015

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2016, certain partnership cash balances in banks exceed federally insured limits.

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

The partnership may fund a specific loan origination net of an interest reserve (one to two years) to insure timely interest payments at the inception   of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. If a valuation allowance had been established on an impaired loan, any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal.

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

Allowance for loan losses

Loans and the related accrued interest and advances (i.e. the loan balance) are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon. This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

For loans designated impaired, a provision is made for loan losses to adjust the allowance for loan losses to an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value.

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.

The company charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value is charged against the allowance for loan losses.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Recently issued accounting pronouncements

-Accounting and Financial Reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from today’s incurred credit loss model and generally will result in allowances being recognized more quickly than they are today. Allowances that reflect credit losses expected over the life of an asset are also likely to be larger than allowances entities record under the incurred loss model.

RMI VIII invests in real estate secured loans made with the expectation of zero credit losses as a result of substantial protective equity provided by the underlying collateral. For a loss to be recognized under the CECL or incurred loss model, if the lending/loan-to-value guidelines are followed effectively, an intervening, subsequent-to-loan-funding, event must negatively impact the value of the underlying collateral of the loan in an amount greater than the amount of protective equity provided by the collateral. Such an event would be either (or both) of:

1)	An uninsured event (s) specifically impacting the collateral or
2)	A non-temporary decline in values generally in the real estate market.

In both of these instances the treatment would be the same in the incurred loss and CECL models of approximately the same amount.  Other than in these events, the probable of occurrence criteria of the incurred loss model is not triggered and a loss is not recognized. Further the protective equity provided by the collateral is not impaired and the zero-expected-loss lending guideline in preserved, and a loss is not required recognized under the CECL model.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

This convergence between the CECL and incurred loss models as to loss recognition – as an event driven occurrence – in low LTV, real estate secured programs caused RMC to conclude that the CECL model will not materially impact the reported results of operations or financial position as compared to that which would be reported in the incurred loss model.  The manager expects to adopt the ASU for interim and annual reporting in 2020.

-Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, FASB issued a final standard on revenue from contracts with customers. The standard issued as ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective January 2018.

The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and to develop guidance that would streamline and enhance revenue recognition requirements.  A core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  Revenue is recognized when a performance obligation is satisfied by transferring goods or services to a customer. The FASB intentionally used the wording “be entitled” rather than “receive” or “collect” to distinguish collectability risk from other uncertainties that may exist under a contract.

RMC management concluded that the new standard is consistent with its currently-in-place guidelines for revenue recognition which provided for interest income recognition on loans to borrowers to continue to accrue for financial reporting purposes so long as the loan is well collateralized (such that collection is assured) and – in the judgment of management – the borrower has the intent and capacity to repay, as opposed to management judging that the collection of amounts owing will come from legal action such as the completion of a foreclosure and subsequent sale of the property.

NOTE 3 –GENERAL PARTNERS

The general partners, RMC and Michael R. Burwell (Burwell), are entitled to one percent (1%) of the profits and losses, which amounted to approximately $53,000 and $101,000 for 2016 and 2015, respectively. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

•	Mortgage servicing fees

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

Mortgage servicing fees paid to RMC were approximately $1,191,000 and $1,003,000 for 2016 and 2015, respectively. No mortgage servicing fees were waived during any period reported.

•	Asset management fees

Asset management fees paid to the general partners were approximately $678,000 and $725,000, for 2016 and 2015 respectively. The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). No asset management fees were waived in any period presented.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

•	Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. For 2016 and 2015, operating expenses totaling approximately $1,963,000 and $2,034,000, respectively, were reimbursed to RMC.

•	Professional Services

Professional services, including audit & tax fees, increased approximately $432,000 due primarily to audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC California tax returns and entity dissolutions, and financial reporting.

Commissions and fees are paid by the borrowers to RMC

•	Brokerage commissions, loan originations

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

•	Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of December 31, 2016, the partnership had made such advances of $22,567,000, of which $6,284,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

On the mortgage loans originated for RMI VIII, RMC may collect loan brokerage commissions (points) limited to an amount not to exceed 4% per year of the total partnership assets. The loan brokerage commissions are paid by the borrowers and, are not an expense of the partnership, and are the primary source of the repayments made by RMC the formation loan.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The formation loan activity is summarized in the following table ($ in thousands).

	2016	2015
Balance January 1	$6,934	$7,584
Early withdrawal penalties	(423)	(252)
Repayments	(227)	(398)
Balance December 31	$6,284	$6,934

The future minimum payments on the formation loan as of December 31, 2016 are presented in the following table ($ in thousands).

2017	$650
2018	650
2019	650
2020	650
2021	650
Thereafter	3,034
Total	$6,284

The formation loan is forgiven if the general partners are removed and RMC is no longer receiving payments for services rendered, per the partnership agreement.

NOTE 4 – LOANS

Loans generally are funded with a fixed interest rate and a loan term up to five years.

As of December 31, 2016, 59 (79%) of the partnership’s loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause.

As of December 31, 2016, 25 (33%) of the loans outstanding (representing 63% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	2016	2015
Principal, January 1	$62,740	$71,017
Loans funded or acquired	81,100	45,083
Principal payments received	(41,425)	(32,047)
Loans sold to affiliates	(7,219)	(4,937)
Foreclosures	(345)	(16,312)
Other - loans charged off against allowance	—	(64)
Principal, December 31	$94,851	$62,740

During 2016 and 2015, the partnership renewed five and four loans, respectively, at then current market terms, with an aggregate principal of approximately $5,055,000 and $6,009,000, which were not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2016	2015
Number of secured loans	75	53
Secured loans – principal	$94,851	$62,740
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	11.0%

Average secured loan – principal	$1,265	$1,184
Average principal as percent of total principal	1.3%	1.9%
Average principal as percent of partners’ capital	0.8%	0.6%
Average principal as percent of total assets	0.8%	0.6%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	14.8%	22.3%
Largest principal as percent of partners’ capital	8.7%	7.5%
Largest principal as percent of total assets	8.7%	6.7%

Smallest secured loan – principal	$48	$95
Smallest principal as percent of total principal	0.1%	0.2%
Smallest principal as percent of partners’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	24	20
Largest percentage of principal in one county	23.1%	23.7%

Number of secured loans with a filed notice of default	1	1
Secured loans in foreclosure – principal	$405	$345

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2016, the partnership’s largest loan, in the unpaid principal balance of $14,000,000 (representing 14.8% of outstanding secured loans and 8.7% of partnership total assets) has an interest rate of 7.25% and is secured by a commercial property located in Contra Costa County. The one secured loan with a filed notice of default at December 31, 2016, made a catch-up payment in February 2017, and the notice of default was removed.

As of December 31, 2016, the partnership had no construction loans outstanding and had no rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	December 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	48	$73,712	78%	32	$44,078	70%
Second trust deeds	26	18,139	19	21	18,662	30
Third trust deeds	1	3,000	3	—	—	—
Total secured loans	75	$94,851	100%	53	62,740	100%
Liens due other lenders at loan closing		35,054			30,920

Total debt		$129,905			$93,660

Appraised property value at loan closing		$245,329			$178,188

Percent of total debt to appraised values (LTV) at loan closing(1)		54.0%			54.5%
(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2016			December 31, 2015
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	48	$31,773	34%	33	$27,673	45%
Multi-family	3	1,723	2	1	584	1
Commercial	22	59,380	61	18	34,033	53
Land	2	1,975	3	1	450	1
Total secured loans	75	$94,851	100%	53	$62,740	100%

(2)

Single family property type as of December 31, 2016 consists of 21 loans with principal of approximately $11,177,000 that are owner occupied and 27 loans with principal of approximately $20,596,000 that are non-owner occupied. At December 31, 2015, single family property consisted of 15 loans with principal of approximately $14,157,000 that were owner occupied and 18 loans with principal approximately of $13,516,000 that were non-owner occupied.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. As of December 31, 2016, and 2015, four and two, respectively, of the partnership’s loans with a principal balance of $3,131,000, and $993,000, respectively, were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Distribution by California Counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table ($ in thousands).

	December 31, 2016		December 31, 2015
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
Contra Costa	$16,863	17.7%	$14,327	22.8%
San Mateo	11,267	11.9	8,008	12.8
Santa Clara	9,938	10.5	4,924	7.9
San Francisco	7,204	7.6	7,656	12.2
Alameda	6,626	7.0	920	1.5
Solano	1,875	2.0	2,575	4.1
Napa	956	1.0	976	1.6
Marin	849	0.9	674	1.1
Amador	770	0.8	—	—
	56,348	59.4	40,060	64.0
Other Northern California
Monterey	4,007	4.2	1,366	2.2
Sacramento	2,118	2.2	421	0.6
El Dorado	2,044	2.2	2,045	3.2
Santa Cruz	852	0.9	928	1.5
Lake	298	0.3	—	—
Calaveras	151	0.2	156	0.2
San Benito	94	0.1	95	0.1
Mariposa	48	0.1	—	—
	9,612	10.2	5,011	7.8
Total Northern California	65,960	69.6	45,071	71.8

Los Angeles & Coastal
Los Angeles	21,876	23.0	14,873	23.7
Orange	3,765	4.0	669	1.1
San Diego	2,464	2.6	375	0.6
Riverside	289	0.3	—	—
Ventura	271	0.3	344	0.5
	28,665	30.2	16,261	25.9
Other Southern California
San Bernardino	124	0.1	1,300	2.1
Kern	102	0.1	108	0.2
	226	0.2	1,408	2.3
Total Southern California	28,891	30.4	17,669	28.2
Total Secured Loans Balance	$94,851	100.0%	$62,740	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Delinquency

Secured loans summarized by payment delinquency for are presented in the following table ($ in thousands).

	December 31, 2016		December 31, 2015
	Loans	Amount	Loans	Amount
Past Due
30-89 days	1	$164	—	$—
90-179 days	1	405	1	345
180 or more days	—	—	—	—
Total past due	2	$569	1	345
Current	73	94,282	52	62,395
Total secured loan balance	75	$94,851	53	$62,740

Interest income of approximately $16,000 and $14,000 was accrued on loans contractually past due 90 day or more as to principal and/or interest payments   during 2016 or 2015, respectively.

Modifications, workout agreements and troubled debt restructurings

Modifications of secured loan transactions are summarized in the following table ($ in thousands).

	2016		2015
	Active	Principal	Active	Principal
Balance, January 1	—	$—	3	$3,233
New modifications	—	—	—	—
Paid off/Foreclosed	—	—	(3)	(2,689)
Principal collected	—	—	—	(544)
Balance, December 31	—	$—	—	$—

Workout agreements on secured loan transactions are summarized in the following table ($ in thousands).

	2016		2015
	Active	Principal	Active	Principal
Balance, January 1	1	$156	3	$488
New agreements	—	—	—	—
Paid off/Foreclosed	—	—	(1)	(225)
Expired/Voided	—	—	(1)	(95)
Principal collected	—	(5)	—	(12)
Balance, December 31	1	$151	$1	$156

Modifications and workout agreements may cause a loan to qualify as a troubled debt restructuring (TDR) under GAAP, and may result in a provision for loan losses being recorded. TDRs on secured loans transactions are summarized in the following table ($ in thousands).

	2016		2015
	Active	Principal	Active	Principal
Balance, January 1	1	$156	4	$3,599
New agreements	—	—	—	—
Paid off/Foreclosed	—	—	(3)	(2,821)
Principal collected	—	(5)	—	(622)
Balance, December 31	1	$151	1	$156
Provision for loan losses		$—		$—

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

At December 31, 2016, the partnership had one workout agreement in effect which qualified as a troubled debt restructuring, with a principal balance of $151,000. This loan paid off in January 2017, and was not designated impaired at December 31, 2016.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of December 31, 2016	Loans	Principal	Percent
2017	19	$24,324	26%
2018	16	25,061	26
2019	19	37,629	40
2020	10	4,229	4
2021	10	2,756	3
Thereafter	1	852	1
Total secured loan balance	75	$94,851	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Matured loans

Secured loans past maturity are summarized in the following table ($ in thousands).

	December 31,	December 31,
	2016	2015
Number of loans	—	1
Principal	$—	$4,000
Advances	—	—
Accrued interest	—	85
Total secured loan balance past maturity	$—	$4,085

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	December 31,	December 31,
	2016	2015
Number of loans	1	2
Principal	$230	$577
Advances	2	32
Accrued interest	2	14
Total recorded investment	$234	$623
Foregone interest	$—	$—

The one loan in non-accrual status at December 31, 2016 was current as to payments of principal and interest.

At December 31, 2016, there was one loan with a loan balance of approximately $405,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2015, there was one loan with a loan balance of approximately $345,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Loans designated impaired

Impaired loans and the associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31,	December 31,
	2016	2015
Principal	$230	$732
Recorded investment(4)	234	784
Impaired loans without allowance	234	784
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	1	3

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table ($ in thousands).

	December 31,	December 31,
	2016	2015
Average recorded investment	$509	$10,992
Interest income recognized	27	43
Interest income received in cash	27	29

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table ($ in thousands).

	2016	2015
Balance, January 1	$—	$8,578
Provision for (recovery of) loan losses	(50)	994
Charge-offs, net
Charge-offs	—	(9,622)
Recoveries	50	50
Charge-offs, net	50	(9,572)
Balance, December 31	$—	$—
Ratio of charge-offs, net during the period to average secured loans outstanding during the period	0.0%	14.5%

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and activity are presented in the following table ($ in thousands).

	2016	2015
Balance, January 1	$82,949	$147,112
Acquisitions	2,265	8,446
Dispositions	(65,893)	(74,044)
Improvements/betterments	461	1,553
Change in net book value	—	182
Depreciation	—	(300)
Balance, December 31	$19,782	$82,949

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Beginning in the quarter ended June 30, 2015, and at December 31, 2016 and 2015, all REO properties are designated held for sale. Prior to being designated held-for-sale, rental properties were depreciated on the straight-line method over the estimated useful life of the property. The net book value of the REO designated held-for-sale from held-for-investment approximated net realizable value. For comparability, prior period separate presentations of held for investment and held for sale, are now presented as if the designation had happened as of January 1 in the first period presented.

REO summarized by property classification is presented in the following table ($ in thousands).

	December 31, 2016		December 31, 2015
	Properties	NBV	Properties	NBV
Property classification
Rental	5	$16,174	8	$79,149
Non-Rental	3	3,608	3	3,800
Total REO, net	8	$19,782	11	$82,949

Rental properties consist of the following five properties at December 31, 2016.

•	In Los Angeles County, 42 residential units in a condominium complex
•	In San Francisco County, 8 residential units in a condominium complex
•	In Contra Costa County, a commercial office property
•	In Ventura County, a commercial/retail property
•	In San Francisco County, an interest in a commercial property

Non-Rental properties consist of the following three properties at December 31, 2016.

•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

The earnings from rental operations is presented in the following table for 2016 and 2015 ($ in thousands).

	2016	2015
Rental income	$4,831	$9,159
Operating expenses, rentals
Administration and payroll	675	1,396
Homeowner association fees	384	648
Professional services	113	52
Utilities and maintenance	1,001	1,069
Advertising and promotions	35	66
Property taxes	748	1,114
Other	155	198
Total operating expenses, rentals	3,111	4,543
Net operating income	1,720	4,616
Depreciation	—	295
Receiver fees	18	14
Rental operations, net	1,702	4,307
Interest on mortgages	1,581	1,628
Rental operation, net of mortgage interest	$121	$2,679

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

As of December 31, 2016, substantially all residential units in condominium complexes have been made vacant in preparation for sale. As of December 31, 2016, there is one commercial lease that expires in August 2017, with an option to extend.

The following transactions closed during 2016.

•	Sold 28 of 70 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $206,000.
•	Sold 4 of 4 units remaining at the beginning of the period, in a condominium complex in Alameda County with a gain of approximately $857,000.
•	Sold 5 of the 13 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $704,000.
•

Sold 29 of 29 units remaining at the beginning of the period, in a condominium complex in Contra Costa County with a loss of approximately $36,000. The units were sold with a seller-carryback of approximately 77% of the sale price, at then market rates (first deed of trust, 5% note rate, interest only monthly, eighteen months maturing March 1, 2018).

•

Sold a commercial property in Amador County, financed by a seller carryback. No gain was recognized at the time of sale. The property was sold with a seller-carryback of approximately 70% of the sale price at then market rates (first deed of trust, 5% note rate, interest only monthly, five years maturing December 1, 2021, guaranteed by principal).

•	Sold 126 of 126 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $862,000.
•	Acquired a commercial/retail property and a parking lot located in Ventura County.
•	Acquired remaining 36% interest in commercial land from affiliated funds. The property, located in Stanislaus County, was purchased at its estimated net realizable value of approximately $878,000.

The following transactions closed during 2015.

•	Sold a single family home located in Orange County, for approximately its carrying value after taking into account a previously recorded valuation reserve.
•	Sold the last of four units in a condominium complex located in Alameda County, with a gain of approximately $100,000.
•	Sold 32 units in a condominium project in Alameda County, with a gain of approximately $979,000.
•	Sold two of 70 units in a condominium complex in Los Angeles County, with a gain of approximately $39,000.
•	Sold a development property in Los Angeles County, with a gain of approximately $3,857,000.
•	Sold 260 units in a condominium complex in Sacramento County, with a gain of approximately $686,000.
•	Sold three tenant in common units in San Francisco County, with a loss of approximately $253,000 after taking into account a previously recorded valuation reserve.
•	Sold one condominium unit located in San Francisco County, for approximately its carrying value after taking into account a previously recorded valuation reserve.
•	Sold six remaining units in a condominium complex in Contra Costa County, with a gain of approximately $728,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

•	Sold nine of fourteen remaining units, in a condominium complex in Alameda County, with a gain of approximately $1,605,000.
•	Sold one commercial condominium unit in a condominium complex in San Francisco County, with a gain of approximately $146,000. A total of 13 residential units remain owned by the partnership.
•	Acquired and sold 74 units in a condominium complex in Alameda County, with a gain of approximately $15,000.
•	Sold an eight unit apartment complex with a condominium overlay in Solano County, for approximately its carrying value after taking into account a previously recorded valuation reserve.

Mortgages payable

Mortgages payable transactions are summarized in the following table ($ in thousands).

	2016	2015
Principal, January 1	$27,509	$35,742
Mortgages acquired by foreclosure(1)	926	27,747
Mortgage paid off	(27,874)	(35,294)
Principal repaid	(561)	(686)
Principal, December 31	$—	$27,509

In December 2016, the partnership had no mortgages. At December 2015, the partnership held one mortgage, with an average monthly interest rate of that varied monthly (LIBOR plus 2.73%, and an average monthly payment of $166,745. The mortgage was secured by a condominium complex located in Los Angeles County.

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

Certain assets and liabilities are measured at fair value on a non-recurring basis, and these are listed below.

•	Loans designated impaired (i.e., that are collateral dependent with a specific reserve).
•	REO for which a valuation reserve has been recorded.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2016
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—
REO for which a valuation reserve has been recorded in the year	$—	$4,445	$—	$4,445
REO acquired through foreclosure during the year(1)	$—	$416	$—	$416

(1)

The dollar amount presented is net of the fair value of the property at acquisition of the REO and the principal and interest owing on the first mortgage assumed of approximately $926,000. The mortgage was paid off in June 2016

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2015
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—
REO for which a valuation reserve has been recorded in the year	$—	$76,809	$—	$76,809
REO acquired through foreclosure during the year	$—	$—	$—	$—

The following methods and assumptions are used when estimating fair value.

•

Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. As there are no prepayment penalties to be collected, loan buyers may be hesitant to risk paying above par. Due to these factors, sales of the loans are infrequent, because an active market does not exist. The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value, although the intrinsic value of the loans would reflect a premium due to the interest to be received.

•

Secured loans, designated impaired (Level 2) - Secured loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 2 inputs).

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

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

Multi-family residential – Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities and year built.

Management’s secondary method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to published data from reliable third-party sources such as the CBRE Cap Rate Survey. Management applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project. When adequate sale comps are not available or reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value and/or management will seek additional information in the form of brokers’ opinion of value or appraisals.

Commercial buildings – Where commercial rental income information is available, management’s preferred method for determining the fair value of its commercial real estate assets is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project. When adequate sale comps are not available or reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value and/or management will seek additional information in the form of brokers’ opinion of value or appraisals.

Management supplements the direct capitalization method with additional information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

•

Unsecured loans (Level 3). Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

•

Mortgages payable (Level 2). When the partnership had mortgages payable in 2016 and 2015, the interest rates were deemed to be at market rates for the type and location of the securing property, the length of the mortgage, and the other terms and conditions are deemed to be customary.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at December 31, 2016 as presented in the following table ($ in thousands).

2017	$18,235
2018	15,389
2019	11,846
2020	5,405
2021	1,857
Thereafter	556
Total	$53,288

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

NOTE 8 – SUBSEQUENT EVENTS

None.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

RMC, as the manager, carried out an evaluation, with the participation of RMC's principal executive officer/principal financial officer, of the effectiveness of the design and operation of the manager's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were not effective as of December 31, 2016, as a result of material weaknesses in internal control over financial reporting.

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was not effective at December 31, 2016, as a result of material weaknesses.

RMC concluded that it has material weaknesses resulting from the following:

Control Environment and Monitoring - The board of directors consists of the President (who serves as the principal executive officer and principal financial officer), the Vice President of Investor Sales (the President's brother) and another officer of RMC. There is no independent board member with financial background and experience which increases the risk of management override. Additionally, the procedures in place by management are not sufficient to determine the adequacy of and to perform testing of RMC's internal controls over financial reporting.

Information and Communication - Access to RMC's general ledger system does not require password with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses create a lack of segregation of duties and a risk of management override.

Risk Assessment, Monitoring and Control Activities - RMC has not sufficiently documented that its management review controls over financial reporting are performed to a level of precision and has also not sufficiently documented how variances from expectations are investigated and resolved. Further, the operating effectiveness of the activity level control surrounding cutoff was not sufficient to ensure revenue and/or expenses are being recorded in the correct period.

The above findings have not precluded the Partnership’s independent auditors from issuing an unqualified opinion on the 2016 financial statements included in this annual report. RMC believes that the items identified will be fully remediated as the planned 2017 undertakings of system and organizational enhancements are brought online as disclosed in the Changes to Internal Control Over Financial Reporting section below.

This annual report does not include an attestation report of the partnership’s independent registered public accounting firm regarding internal control over financial reporting because current law and SEC rules require such attestation reports only for accelerated filers and the partnership, as a smaller reporting company, is not subject to that requirement.

Changes to Internal Control Over Financial Reporting

There have not been any changes in the manager's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016, except as noted below that have materially affected, or are reasonably likely to materially affect, the manager's internal control over financial reporting.

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. A core part of the program was the elimination of desktop computers in favor of server and cloud-based platforms. The programs were expected to increase collaboration, reduce dependency on paper-based, linear processes; enable multi-thread processes; and enhance real-time controls, security and recoverability. These programs enable digital interfaces to external service providers including banks, the service bureau that processes investor accounts and professional firms. Concurrent with these build-and-convert efforts, RMC undertook to upgrade its in place processing controls generally, but particularly in accounting/finance, to enhance its capabilities as to internal and external financial reporting, planning and analysis and to better its internal controls and data reliability. To assist (and in some cases to lead) these efforts, RMC engaged qualified professionals and firms experienced in the successful implementation and utilization of these technologies. These efforts culminated in the successful installation of and conversion to the Microsoft

Dynamics general ledger and financial management software suite at the close of business on December 31, 2016, and became the system of record on January 1, 2017.

While proceeding with this project, RMC also engaged a California-based CPA firm to assist in the review and testing of the internal controls at the entity level in 2016, and in 2017 to collaborate with RMC accounting personnel in the implementation, documentation and ultimately testing of the processing and control features of the new MS Dynamics software. The firm is experienced, subject-matter experts in both the implementation of the control and processing features of this software, and in the required internal control analysis and testing required by SEC regulation.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership is externally managed by Redwood Mortgage Corp., a general partner, (or RMC or the manager). The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own.

The mortgage loans the partnership funds and/or invests in are arranged and generally are serviced by RMC. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

The Manager

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

Officers and Directors

Michael R. Burwell. Michael R. Burwell, age 60, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2011); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI and RMI VII limited partnerships. Mr. Burwell is a general partner of the RMI VIII limited partnerships. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 59, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 49, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

Financial Oversight by Managers

The partnership does not have a board of directors or an audit committee. Accordingly, the manager serves the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the partnership does not have an audit committee and the general partners are not independent of the partnership, the partnership does not have an “audit committee financial expert.”

Code of Ethics

RMC has adopted a Code of Ethics applicable to the general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal financial officer, principal accounting officer or controller of the partnership, if any. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341, option 5.

Item 11 – Executive Compensation

As indicated above in Item 10, the partnership is externally managed and has no officers or directors. The general partners are solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters.

RMC and Michael Burwell are the general partners of the partnership. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC. Michael R. Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

Compensation of the General Partners by the Partnership

The partnership does not pay any compensation to the officers and directors of our manager for the services they provide to our manager, except for ¼ (25%) of the Asset Management Fee paid directly to Burwell.

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

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners are allocated one percent (1%) of income and losses. At December 31, 2016, the general partners had a capital deficit of approximately $832,000. RMC, as a general partner, also owns limited partnership units of RMI VIII. At December 31, 2016, RMC’s limited partner capital account was approximately $28,500 (0.01%). No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2016 and 2015 are as follows:

Audit Fees. The aggregate fees billed and accrued for 2016 and 2015 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $225,000 and $241,000, respectively.

Audit Related Fees. There were no fees billed for 2016 and 2015 for audit-related services.

Tax fees. The aggregate fees billed for tax services for 2015 were approximately $56,000. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees. There were no other fees billed for 2016 and 2015.

All audit and non-audit services are approved by the general partners prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:
1.	In Part II, Item 8 under A – Consolidated Financial Statements.
2.	None.
3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Limited Partnership Agreement*

3.2	Form of Certificate of Limited Partnership Interest*

3.3	Certificate of Limited Partnership*

10.1	Servicing Agreement*

10.2	Form of Note secured by Deed of Trust*

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing*

10.4	Promissory Note for Formation Loan*

21.1	Subsidiaries of Redwood Mortgage Investors VIII

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-27816).

Item 16- Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2017.

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Registrant)

Date: March 31, 2017	By:	Redwood Mortgage Corp., a General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2017.

Signature	Title	Date

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.	Date March 31, 2017

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.	Date March 31, 2017

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.	Date March 31, 2017

EXHIBIT INDEX

Exhibit No.

3.1	Limited Partnership Agreement*

3.2	Form of Certificate of Limited Partnership Interest*

3.3	Certificate of Limited Partnership*

10.1	Servicing Agreement*

10.2	Form of Note secured by Deed of Trust*

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing*

10.4	Promissory Note for Formation Loan*

21.1	Subsidiaries of Redwood Mortgage Investors VIII

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-27816).