Form 10-Q
period 2017-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2017-05-22
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2017 (unaudited) and December 31, 2016 (audited)

($ in thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Cash, in banks	$37,197	$45,323

Loans
Secured by deeds of trust
Principal	98,654	94,851
Advances	62	63
Accrued interest	709	641
Loan balance, secured	99,425	95,555

Unsecured	38	46
Allowance for loan losses	—	—
Loans, net	99,463	95,601

Real estate owned (REO)	18,635	19,782
Other assets, net	487	444
Total assets	$155,782	$161,150

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other liabilities	$208	$387
Payable to affiliate	—	—

Total liabilities	208	387

Partners’ capital
Limited partners’ capital, subject to liquidation, net	162,620	167,879
General partners’ capital (deficit)	(824)	(832)
Total partners’ capital, net	161,796	167,047

Receivable from manager (formation loan)	(6,222)	(6,284)

Partners’ capital subject to liquidation, net of formation loan	155,574	160,763

Total liabilities and partners’ capital	$155,782	$161,150

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the three months ended March 31, 2017 and 2016 ($ in thousands) (unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues, net
Loans
Interest income	$1,994	$1,403
Late fees	7	5
Revenue, loans	2,001	1,408
Provision for (recovery of) loan losses	—	—
Loans, net	2,001	1,408

REO
Rental operations, net	(134)	616
Interest on mortgages	—	(228)
Rental operations, net of mortgage interest	(134)	388
Realized gains/(losses) on sales	102	503
Impairment (loss)/gain	—	—
Holding costs, net of other income	(7)	(12)
REO, net	(39)	879
Total revenues, net	1,962	2,287

Operations Expense
Mortgage servicing fees	352	233
Asset management fees	158	176
Costs from Redwood Mortgage Corp.	481	484
Professional services	255	280
Other	(6)	(10)
Total operations expense	1,240	1,163

Net income	$722	$1,124

Net income
Limited partners (99%)	714	1,113
General partners (1%)	8	11
	$722	$1,124

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2016	$167,879	$(832)	$167,047
Net income	714	8	722
Distributions	(710)	—	(710)
Liquidations	(5,263)	—	(5,263)
Balance, March 31, 2017	$162,620	$(824)	$161,796

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

($ in thousands) (unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash from Operations
Interest received	$1,926	$1,155
Other loan income	7	12
Operations expense	(1,494)	(1,046)
Rental operations, net	(100)	796
Holding costs	(7)	(12)
Mortgage interest and borrowing related fees	—	(211)
Total cash provided (used) by operations	332	694
Cash from Investing Activities
Loans
Principal collected on loans - secured	3,995	4,974
Unsecured loan payments received (made)	7	4
Loans originated	(7,798)	(18,220)
Advances on loans	1	(11)
Total - Loans	(3,795)	(13,253)
REO
Sales	1,317	2,838
Development and acquisition	(69)	(161)
Total - REO	1,248	2,677
Total cash provided (used) by investing activities	(2,547)	(10,576)
Cash from Financing Activities
Debt activities
Principal payments	—	(142)
Cash provided (used) by debt activities	—	(142)
Distributions to partners
Cash – partner liquidations	(5,263)	(5,325)
Formation loan payment, net of early withdrawal fees	62	100
Cash – partner distributions	(710)	(671)
Cash Distributions to partners, net	(5,911)	(5,896)
Total cash provided (used) by financing activities	(5,911)	(6,038)
Net increase/(decrease) in cash	(8,126)	(15,920)
Cash and cash equivalents, beginning of period	45,323	56,673
Cash and cash equivalents, end of period	$37,197	$40,753

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operations
Net income	$722	$1,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	—	15
Provision for (recovery of) loan losses	—	—
REO – loss/(gain) on disposal	(102)	(503)
REO – impairment (gain)	—	—

Change in operation assets and liabilities
Accrued interest	(68)	(248)
Allowance for loan losses-recoveries	—	—
Other assets	(46)	(40)
Accounts payable and other liabilities	(174)	358
Payable to affiliate	—	(12)
Net cash provided by (used in) operations	$332	$694

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$—	$416

Cash paid for interest	$—	$225

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

March 31, 2017 (unaudited)

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

Investment objectives and lending guidelines

Our primary investment objectives are to

•	Yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their affiliates, and
•	Preserve and protect the partnership’s capital

The partnership generally funds loans

•	Having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis, and
•	Having maturities of 5 years or less.

The partnership’s loans generally have shorter maturity than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, we may elect to extend the loans maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, we may elect to modify the loan payment terms and designate the loan as impaired, or may foreclose and take back the property for sale.

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

March 31, 2017 (unaudited)

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

March 31, 2017 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2017, certain partnership cash balances in banks exceed federally insured limits.

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

The partnership may fund a specific loan origination net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal.

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

March 31, 2017 (unaudited)

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

March 31, 2017 (unaudited)

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

In both of these instances the treatment would be the same in the incurred loss and CECL models of approximately the same amount.  Other than in these events, the probable of occurrence criteria of the incurred loss model is not triggered and a loss is not recognized. Further the protective equity provided by the collateral is not impaired and the zero-expected-loss lending guideline in preserved, and a loss is not required to be recognized under the CECL model.

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

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $8,000 and $11,000 for the three months ended March 31, 2017 and 2016, respectively. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Michael R. Burwell (Burwell), President of RMC and himself a general partner of RMI VIII, in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

Mortgage servicing fees paid to RMC were approximately $352,000 and $233,000 for the three months ended March 31, 2017 and 2016, respectively. No mortgage servicing fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

•	Asset management fees

Asset management fees paid to the general partners were approximately $158,000 and $176,000, for the three months ended March 31, 2017 and 2016 respectively. The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). No asset management fees were waived in any period presented.

•	Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. For the three months ended March 31, 2017 and 2016, operating expenses totaling approximately $481,000 and $484,000, respectively, were reimbursed to RMC.

•	Professional Services

Professional services, totaled approximately $255,000  and $280,000 for the three months ended March 31, 2017 and 2016, respectively. Professional services include primarily audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC California tax returns and entity dissolutions, and financial reporting.

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

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds.  Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds.  The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of March 31, 2017, the partnership had made such advances of $22,567,000, of which $6,222,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan activity is summarized in the following table for three months ended March 31, 2017 ($ in thousands).

2017
Balance, January 1	$6,284
Early withdrawal penalties	(62)
Repayments	—
Balance, March 31	$6,222

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

The future minimum payments on the formation loan as of March 31, 2017 are presented in the following table ($ in thousands).

2017	$588
2018	650
2019	650
2020	650
2021	650
Thereafter	3,034
Total	$6,222

The formation loan is forgiven if the general partners are removed and RMC is no longer receiving payments for services rendered, per the partnership agreement.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of March 31, 2017, 57 (79%) of the partnership’s 72 loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of March 31, 2017, 25 (35%) of the loans outstanding (representing 61% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2017 and 2016, respectively          ($ in thousands).

2017
Principal, January 1	$94,851
Loans funded or acquired	7,798
Principal payments received	(3,995)
Loans sold to affiliates	—
Foreclosures	—
Other - loans charged off against allowance	—
Principal, March 31	$98,654

No loans were renewed during the three months ended March 31, 2017..

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as of March 31, 2017 and December 31, 2016 ($ in thousands).

	March 31,	December 31,
	2017	2016
Number of secured loans	72	75
Secured loans – principal	$98,654	$94,851
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,370	$1,265
Average principal as percent of total principal	1.4%	1.3%
Average principal as percent of partners’ capital	0.9%	0.8%
Average principal as percent of total assets	0.9%	0.8%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	14.2%	14.8%
Largest principal as percent of partners’ capital	9.0%	8.7%
Largest principal as percent of total assets	9.0%	8.7%

Smallest secured loan – principal	$47	$48
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	22	24
Largest percentage of principal in one county	20.4%	23.1%

Number of secured loans with a filed notice of default	1	1
Secured loans in foreclosure – principal	$403	$405

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2017, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 14.2% of outstanding secured loans and 9.0% of partnership total assets), had an interest rate of 7.25%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019.

As of March 31, 2017, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of March 31, 2017 and December 31, 2016 ($ in thousands).

	March 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	47	$78,620	80%	48	$73,712	78%
Second trust deeds	24	17,034	17	26	18,139	19
Third trust deeds	1	3,000	3	1	3,000	3
Total secured loans	72	$98,654	100%	75	$94,851	100%
Liens due other lenders at loan closing		30,858			35,054

Total debt		$129,512			$129,905

Appraised property value at loan closing		$243,361			$245,329

Percent of total debt to appraised values (LTV) at loan closing(1)		56.1%			54.0%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of March 31, 2017 and December 31, 2016 ($ in thousands).

	March 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	47	$43,280	44%	48	$31,773	34%
Multi-family	2	1,414	1	3	1,723	2
Commercial	21	51,985	52	22	59,380	61
Land	2	1,975	3	2	1,975	3
Total secured loans	72	$98,654	100%	75	$94,851	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of March 31, 2017 consists of 19 loans with principal of approximately $10,887,000 that are owner occupied and 28 loans with principal of approximately $32,393,000 that are non-owner occupied. Single family property type as of December 31, 2016 consists of 21 loans with principal of approximately $11,177,000 that are owner occupied and 27 loans with principal of approximately $20,596,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of March 31, 2017 and December 31, 2016 ($ in thousands).

	March 31, 2017		December 31, 2016
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Mateo	$17,215	17.5%	11,267	11.9%
Contra Costa	16,861	17.0	16,863	17.7
San Francisco	12,102	12.3	7,204	7.6
Alameda	7,170	7.3	6,626	7.0
Santa Clara	2,464	2.5	9,938	10.5
Solano	1,875	1.9	1,875	2.0
Marin	1,601	1.6	849	0.9
Napa	954	1.0	956	1.0
Amador	766	0.8	770	0.8
	61,008	61.9	56,348	59.4
Other Northern California
Sacramento	3,717	3.8	2,118	2.2
Monterey	3,691	3.7	4,007	4.2
El Dorado	2,044	2.1	2,044	2.2
Santa Cruz	832	0.8	852	0.9
Lake	298	0.3	298	0.3
Mariposa	47	0.1	48	0.1
Calaveras	—	0.0	151	0.2
San Benito	—	0.0	94	0.1
	10,629	10.8	9,612	10.2
Total Northern California	71,637	72.7	65,960	69.6

Los Angeles & Coastal
Los Angeles	20,102	20.3	21,876	23.0
Orange	3,763	3.8	3,765	4.0
San Diego	2,464	2.5	2,464	2.6
Ventura	271	0.3	271	0.3
Riverside	193	0.2	289	0.3
	26,793	27.1	28,665	30.2
Other Southern California
San Bernardino	124	0.1	124	0.1
Kern	100	0.1	102	0.1
	224	0.2	226	0.2
Total Southern California	27,017	27.3	28,891	30.4
Total Secured Loans Balance	$98,654	100.0%	$94,851	100.0%

(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of March 31, 2017 and December 31, 2016 ($ in thousands).

	March 31, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	3	$8,029	1	$164
90-179 days	—	—	1	405
180 or more days	—	—	—	—
Total past due	3	$8,029	2	569
Current	69	90,625	73	94,282
Total secured loan balance	72	$98,654	75	$94,851

No interest income was accrued on loans contractually past due 90 day or more as to principal and/or interest payments during three months ended March 31, 2017.

Modifications, workout agreements and troubled debt restructurings

At March 31, 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect. At December 31, 2016, the partnership had one workout agreement which qualified as troubled debt restructuring. This loan was paid in-full in January 2017.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of March 31, 2017	Loans	Principal	Percent
2017 (4)	13	$20,040	20%
2018	18	27,811	28
2019	19	42,376	43
2020	10	4,207	4
2021	9	2,439	3
Thereafter	3	1,781	2
Total secured loan balance	72	$98,654	100%

(4)	Loans maturing in 2017 from April 1 to December 31.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

Matured loans

There were no loans past maturity as of March 31, 2017 or December 31, 2016.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of March 31, 2017 and December 31, 2016 ($ in thousands).

	March 31,	December 31,
	2017	2016
Number of loans	1	1
Principal	$229	$230
Advances	2	2
Accrued interest	0	2
Total recorded investment	$231	$234
Foregone interest	$—	$—

At March 31, 2017, there were no loans that were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2016, there was one loan with a loan balance of approximately $405,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of March 31, 2017 and December 31, 2016 ($ in thousands).

	March 31,	December 31,
	2017	2016
Principal	$393	$230
Recorded investment(5)	402	234
Impaired loans without allowance	402	234
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	2	1

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended March 31, 2017 and the year ended December 31, 2016 ($ in thousands).

	March 31,	December 31,
	2017	2016
Average recorded investment	$318	$509
Interest income recognized	6	27
Interest income received in cash	6	27

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

Allowance for loan losses

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31, 2017 ($ in thousands).

2017
Balance, beginning of period	$—
Provision for (recovery of) loan losses	—
Charge-offs, net
Charge-offs	—
Recoveries	—
Charge-offs, net	—
Balance, end of period	$—
Ratio of charge-offs, net during the period to average secured loans outstanding during the period	0.0%

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three months ended March 31, 2017 and 2016 ($ in thousands).

March 31, 2017
Balance, beginning of period	$19,782
Acquisitions	—
Dispositions	(1,215)
Improvements/betterments	68
Balance, end of period	$18,635

At March 31, 2017, all properties are designated held for sale.

REO summarized by property classification is presented in the following table ($ in thousands).

	March 31, 2017		December 31, 2016
	Properties	NBV	Properties	NBV
Property classification
Rental	5	$15,027	5	$16,174
Non-Rental	3	3,608	3	3,608
Total REO, net	8	$18,635	8	$19,782

Rental properties consist of the following five properties at March 31, 2017.

•	In Los Angeles County, 38 residential units in a condominium complex
•	In San Francisco County, 8 residential units in a condominium complex
•	In Contra Costa County, a commercial office property
•	In Ventura County, a commercial/retail property
•	In San Francisco County, an interest in a commercial property

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

Non-Rental properties consist of the following three properties at March 31, 2017.

•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

Earnings from rental operations are presented in the following table for the three months ended March 31, 2017 and 2016 ($ in thousands).

	2017	2016
Rental income	$207	$1,367
Operating expenses, rentals
Administration and payroll	31	185
Homeowner association fees	43	115
Professional services	10	11
Utilities and maintenance	202	205
Advertising and promotions	1	4
Property taxes	43	209
Other	9	22
Total operating expenses, rentals	339	751
Net operating income	(132)	616
Depreciation	—	—
Receiver fees	2	—
Rental operations, net	(134)	616
Interest on mortgages	—	228
Rental operation, net of mortgage interest	$(134)	$388

Leases on residential properties are one-year lease terms or month to month. There is one commercial lease with a three-year term for annual rent payments of approximately $85,000. The lease expires in August 2017, with an option to extend.

The following transactions closed during the three months ended March 31, 2017:

-	Sold 4 of 42 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $102,000.

Mortgages payable

The partnership had no mortgages payable during the three months ended March 31, 2017.

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

March 31, 2017 (unaudited)

Certain assets and liabilities are measured at fair value on a non-recurring basis and are listed below.

- Loans designated impaired (i.e., that are collateral dependent with a specific reserve)

- REO for which a valuation reserve has been recorded

- REO acquired through foreclosure during the year

Assets and liabilities measured at fair value on a non-recurring basis in the three months ended March 31, 2017 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	3/31/2017
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—
REO for which a valuation reserve has been recorded in the year	$—	$—	$—	$—
REO acquired through foreclosure during the year	$—	$—	$—	$—

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

March 31, 2017 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at March 31, 2017 as presented in the following table ($ in thousands).

2017	$14,571
2018	16,108
2019	12,431
2020	6,053
2021	2,488
Thereafter	172
Total	$51,823

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2017 (unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

In the publication dated March 3, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California’s Unemployment Rate Declines to 5.1 Percent / California’s unemployment rate fell to 5.1 percent in January but job growth slowed substantially, as retailers and the leisure & hospitality sector cut staff, possibly in response to the higher state minimum wage.”

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

“The moderation in employment growth and housing costs should continue in 2017.”

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

Key performance indicators

Key performance indicators are presented in the following table for the three months ended March 31, 2017, 2016, and 2015 ($ in thousands).

	2017	2016	2015
Secured loans – average daily balance	$94,458	66,124	76,535
Secured loans – end-of-period	$98,654	75,641	76,742

Interest on loans	$1,994	1,403	1,366
Portfolio interest rate(1)	8.1%	8.3%	7.2%
Effective yield rate(2)	8.4%	8.5%	7.1%

Provision for (recovery of) loan losses	$—	—	400
Percent(2)	0.0%	0.0%	2.1%

Real estate owned (REO)
REO – end of period	$18,635	82,164	146,975
Mortgages payable – end-of-period	$—	28,293	35,540

Rental operations, net	$(134)	616	1,122
Interest on mortgages payable	$—	228	380
Rental operations, net after mortgage interest	$(134)	388	742

Realized gains on REO sales	$102	503	320

Operations expense	$1,240	1,163	1,230

Net Income	$722	1,124	1,075
Percent(3)(4)	1.5%	2.4%	2.2%

Partner Distributions	$710	671	569
Percent (annual rate)(5)	3.0%	2.5%	2.0%

Limited Partners’ capital – average balance	$165,250	185,054	195,633
Limited Partners’ capital – end-of-period	$162,620	182,612	194,776

Partner Liquidations(6)	$5,263	5,325	2,209

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of March 31, 2017 were approximately $51,823,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The March 31, 2017 end-of-period secured loan balance was approximately $98.7 million, up 30.4% ($23.0 million) compared to the March 31, 2016 end-of-period secured loan balance of approximately $75.6 million, which was down 1.4% ($1.1 million) compared to the March 31, 2015 end-of-period secured loan balance of approximately $76.7 million. The overall increased balance of the secured loan portfolio is due to the 1) favorable economic environment generally and to the increased investment in California real estate markets specifically, and 2) the proceeds from the sale of REO properties being reinvested, both of which expands the opportunity for new loans.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2017, 57 (79%) of the partnership’s 72 loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause. As of March 31, 2017, 25 (35%) of the loans outstanding (representing 61% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at March 31, 2017 was 56.1%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 43.9% in the property, and we as lenders have loaned in the aggregate 56.1% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

For the three months ended March 31, 2017, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 1.5% (annualized). Distributions to those limited partners electing periodic distributions was 3.0% (annualized).

For three months ended March 31, 2017, continuing improvement in interest on loans ($2.0 million in 2017, $1.4 million in 2016, and $1.4 million in 2015) is reflective of the growth in the portfolio of performing loans and the increasing effective yield rate (8.4% in 2017, 8.5% and 2016, and 7.1% in 2015).  For the three months ended March 31, 2017, the effective yield rate on the loan portfolio was higher than the portfolio interest rate (8.4% and 8.1%, respectively) due to interest received on loans with previously recorded discounts.

Net income for the three months ended March 31, 2017 was $722,000 a decrease of $402,000 (35.8%) compared to the same period in 2016 due to the decrease in REO income as the REO portfolio is liquidated, and proceeds reinvested in loans. Total operations expense as a percent of interest income on loans was 62.2% and 82.9% for the three months ended March 31, 2017 and 2016, respectively

REO income decreased approximately $918,000 (104.4%) for the three months ended March 31, 2017 compared to the same period in 2016, due primarily to the sale of certain REO properties and the overall reduction in the REO portfolio. As the REO portfolio continues to sell in a favorable real estate market, and the proceeds are reinvested in performing loans, REO income is expected to decline with offsetting increases to interest income. REO income includes earnings from rental operations, net of mortgage interest, holding costs of non-rental properties, impairment gains or losses on all REO and gains or losses on the sale of REO.

Analysis and discussion of income from operations 2017 v. 2016

Significant changes to revenue and expense for the three month period ended March 31, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,			Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Impairment	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	(Loss)/Gain	Net	Income

2017	$1,994	$—	$1,240	$(134)	$102	$—	$(7)	$722
2016	1,403	—	1,163	388	503	—	(12)	1,124
Change	$591	$—	$77	$(522)	$(401)	$—	$5	$(402)

Explanation
Loan balance increase (decrease)	600	—	119	—	—	—	—	481
Effective yield rate	(9)	—	—	—	—	—	—	(9)
REO sales	—	—	—	(522)	(401)	—	5	(918)
Professional services	—	—	(25)	—	—	—	—	25
Other	—	—	(17)	—	—	—	—	19
Change	$591	$—	$77	$(522)	$(401)	$—	$5	$(402)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $591,000 for the three month period ending March 31, 2017 compared to the same period in 2016,  due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increased approximately $28.3 million, or approximately 42.8%.

Provision for (recovery of) loan losses/allowance for loan losses

At March 31, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at March 31, 2017, collection was deemed probable for amounts owing. There were no loans past due more than 90 days at March 31, 2017 and 2016.

Operations expense 2017 v. 2016

Significant changes to operations expense for the three month period ended March 31, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total

2017	$352	$158	$481	$255	$(6)	$1,240
2016	233	176	484	280	(10)	1,163
Change	$119	$(18)	$(3)	$(25)	$4	$77

Explanation
Loan balance increase (decrease)	119	—	—	—	—	119
Professional services rendered	—	—	—	(25)	—	(25)
Capital balance decrease	—	(18)	(3)	—	—	(21)
Other	—	—	—	—	4	4
Change	$119	$(18)	$(3)	$(25)	$4	$77

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $119,000 for the three month period ending March 31, 2017 over the same period in 2016, is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $18,000 was due to the reduction in the total capital under management. Total partners’ capital at March 31, 2017 and 2016, was approximately $162.6 million and $182.6 million, respectively.

•Costs from RMC

The decrease in costs from RMC of $3,000 was due primarily to a reduction in total capital under management.

•Professional services

Professional services, including audit & tax fees, decreased approximately $25,000 due primarily to audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC returns and dissolutions, and financial reporting.

REO – rental operations, net after mortgage interest

Rental financial highlights by property type are presented in the table below for the three months ended March 31, 2017 ($ in thousands).

						Rental,
	Rental	Rental		Receiver	Mortgage	Net After
	Income	Expenses	Depreciation	Fees	Interest	Interest
Property type
Residential	$170	$291	$—	$—	$—	$(121)
Commercial	36	47	—	2	—	(13)
Total	$206	$338	$—	$2	$—	$(134)

(1)At March 31, 2017, all rental properties were designated held for sale, and accordingly were not depreciated.

(2)

At March 31, 2017, there were 5 rental properties comprised of 2 residential and 3 commercial properties. The residential rental properties were substantially vacated by January 31, 2017 as the units are being sold.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

At March 31, 2017, the partnership held eight (8) REO properties, all of which were designated held for sale. At March 31, 2016 and 2015, total REO properties held were 12 and 11, respectively.

The March 31, 2017, REO balance, end of period, was approximately $18.6 million, down 77.0% ($62.5 million) compared to the March 31, 2016 balance of approximately $82.2 million, which was down 44.0% ($64.8 million) compared to the March 31, 2015 balance of approximately $147.0 million. At March 31, 2017, approximately 61.0% ($11.4 million) of total REO was one property located in Glendale California.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2017	2016	2015
Partners' capital
Distributions	$(710)	$(671)	$(569)
Formation loan, net of early withdrawal fees	62	100	—
Liquidations	(5,263)	(5,325)	(2,209)
Cash used in partners' capital	(5,911)	(5,896)	(2,778)

Loan earnings and payments
Interest	1,926	1,155	1,031
Other loan income	7	12	5
Operations expense	(1,494)	(1,092)	(1,146)
Principal payments and recoveries	4,003	4,978	1,864
Total cash from loan earnings	4,442	5,053	1,754

Loans originated, net	(7,799)	(18,220)	(7,654)
Advances on loans	1	(11)	(121)
Total cash from loan production	(7,798)	(18,231)	(7,775)
Cash from loan earnings and production	(3,356)	(13,178)	(6,021)

REO operations, sales and development
Rental operations, net	(100)	681	1,777
Holding costs	(7)	(12)	(397)
Other Assets	(69)	—	—
Proceeds from real estate sales	1,317	2,838	1,178
Cash from REO operations, sales and development	1,141	3,507	2,558

Outside financing
Interest expense	—	(211)	(357)
Principal, net	—	(142)	(202)
Cash from outside financing	—	(353)	(559)
Net cash increase/(decrease) before distributions to limited partners	(2,215)	(10,024)	(4,022)
Net increase/(decrease) in cash	$(8,126)	$(15,920)	$(6,800)
Cash, end of period	$37,197	$40,753	$3,068

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	2017	2016
Capital liquidations-without penalty	$4,489	$4,075
Capital liquidations-subject to penalty	774	1,250
Total	$5,263	$5,325

Scheduled limited partner capital withdrawals at March 31, 2017 are presented in the following table ($ in thousands).

2017	$14,571
2018	16,108
2019	12,431
2020	6,053
2021	2,488
Thereafter	172
Total	$51,823

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from

•	loan payoffs,
•	borrowers’ monthly principal and interest payments,
•	earnings retained (i.e. not distributed) in partners’ capital accounts,
•	REO sales, and,
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual Obligations

The partnership’s only contractual obligation is to fund capital account withdrawal requests, subject to cash available per the terms of the partnership agreement. See Note 3 (Partners) and Note 7 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

At March 31, 2017, the partnership had no construction or rehabilitation loans outstanding.

We had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 58% and 59% at March 31, 2017 and 2016, respectively.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The partnership is externally managed by RMC. The manager is solely responsible for managing the business and affairs of the company, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the company. RMC provides the personnel and services necessary for us to conduct our business, as we have no employees of our own.

As a partnership, we do not have a board of directors, nor, therefore, do we have an audit committee of the board. Accordingly, the manager provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and maintaining internal controls over our financial reporting. Since the partnership does not have an audit committee and the manager is not independent of the partnership, there is no independent oversight of the partnership’s financial reporting processes.

RMC, as the manager, carried out an evaluation, with the participation of RMC's principal executive officer/principal financial officer, of the effectiveness of the design and operation of the manager's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were not effective as of March 31, 2017, as a result of material weaknesses in internal control over financial reporting discussed below.

This conclusion by the management of RMC did not preclude the partnership’s independent auditors from issuing an unqualified opinion on the 2016 financial statements included in the 2016 Annual Report on Form 10-K. RMC believes that the items identified will be fully remediated as the planned 2017 undertakings of system and organizational enhancements are brought online as described below.

RMC concluded that it has material weaknesses resulting from the following:

Control Environment and Monitoring - The board of directors of RMC consists of the following officers of RMC: the President, Secretary, Treasurer (who serves as the principal executive officer and principal financial officer); the Vice President of Investor Sales (the President's brother); and the Vice President of Loan Production and Underwriting. There is no independent board member with financial background and experience which increases the risk of management override.

-

RMC’s management is consulting with its securities law firms and other professionals to determine best practices as applied to independent board members and other appropriate organizational changes to enhance internal controls for public reporting companies (and/or their sponsors) not subject to national securities exchange rules or other guidance. RMC expects to conclude this program in the second quarter of 2017. Two candidates have been approached and have consented to join the Board in late May/early June 2017, both with significant financial and public-reporting-company experience. Additional director candidates are being identified by ongoing search.

Information and Communication – As of December 31, 2016, access to RMC's general ledger system does not require passwords with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses create a lack of segregation of duties and a risk of management override.

-

These matters are being remediated, by actions taken beginning in the first quarter of 2017, with testing to be completed in the second quarter of 2017.  These actions include the implementation of the Microsoft Dynamics general ledger and management software suite which requires robust password protocols, and includes a built-in architecture for segregation of duties and reviews.

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

-

These matters are to be remediated by actions to be taken in the second quarter of 2017, including the introduction of additional entity level and management review controls in conjunction with the implementation of Microsoft Dynamics.

Changes to Internal Control Over Financial Reporting

In addition to the items noted above, RMC has undertaken the following programs.

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. A core part of the program was the elimination of desktop computers in favor of server and cloud-based platforms. The programs were expected to increase collaboration, reduce dependency on paper-based, linear processes; enable multi-thread processes; and enhance real-time controls, security and recoverability. These programs enable digital interfaces to external service providers including banks, the service bureau that processes investor accounts and professional firms. Concurrent with these build-and-convert efforts, RMC undertook to upgrade its in place processing controls generally, but particularly in accounting/finance, to enhance its capabilities as to internal and external financial reporting, planning and analysis and to better its internal controls and data reliability. To assist (and in some cases to lead) these efforts, RMC engaged qualified professionals and firms experienced in the successful implementation and utilization of these technologies. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software suite that became the system of record on January 1, 2017.

While proceeding with this project, RMC also engaged a California-based CPA firm to assist in the review and testing of the internal controls at the entity level in 2016, and in 2017 to collaborate with RMC accounting personnel in the implementation, documentation and ultimately testing of the processing and control features of the new Microsoft Dynamics software. The firm is experienced, subject-matter experts in both the implementation of the control and processing features of this software, and in the required internal control analysis and testing required by SEC regulation.  This same firm is to assist in the implementation of the COSO 2013 Framework in 2017.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of March 31, 2017, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended March 31, 2017 were $5,263,135. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: May 22, 2017	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 22, 2017	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document