Form 10-Q
period 2017-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2017-08-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2017 (unaudited) and December 31, 2016 (audited)

($ in thousands)

	June 30,	December 31,
	2017	2016
ASSETS
Cash, in banks	$11,291	$45,323

Loans
Secured by deeds of trust
Principal	125,777	94,851
Advances	65	63
Accrued interest	894	641
Loan balance, secured	126,736	95,555

Unsecured	34	46
Allowance for loan losses	—	—
Loans, net	126,770	95,601

Real estate owned (REO)	12,623	19,782
Other assets, net	301	444
Total assets	$150,985	$161,150

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other liabilities	$87	$387
Payable to affiliate	—	—

Total liabilities	87	387

Partners’ capital
Limited partners’ capital, subject to liquidation, net	157,865	167,879
General partners’ capital (deficit)	(811)	(832)
Total partners’ capital, net	157,054	167,047

Receivable from manager (formation loan)	(6,156)	(6,284)

Partners’ capital subject to liquidation, net of formation loan	150,898	160,763

Total liabilities and partners’ capital	$150,985	$161,150

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Six months ended June 30, 2017 and 2016 ($ in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net
Loans
Interest income	$2,194	$1,684	$4,188	$3,087
Late fees	8	2	15	7
Revenue, loans	2,202	1,686	4,203	3,094
Provision for (recovery of) loan losses	(25)	(25)	(25)	(25)
Loans, net	2,227	1,711	4,228	3,119

REO
Rental operations, net	(190)	649	(324)	1,265
Interest on mortgages	—	(274)	—	(502)
Rental operations, net of mortgage interest	(190)	375	(324)	763
Realized gains/(losses) on sales	759	281	861	784
Holding costs, net of other income	(8)	563	(15)	551
REO, net	561	1,219	522	2,098
Total revenues, net	2,788	2,930	4,750	5,217

Operations Expense
Mortgage servicing fees	395	294	747	527
Asset management fees	153	172	311	348
Costs from Redwood Mortgage Corp.	521	491	1,002	975
Professional services	385	478	640	757
Other	27	22	21	13
Total operations expense	1,481	1,457	2,721	2,620

Net income	$1,307	$1,473	$2,029	$2,597

Net income
Limited partners (99%)	1,294	1,458	2,008	2,571
General partners (1%)	13	15	21	26
	$1,307	$1,473	$2,029	$2,597

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2016	$167,879	$(832)	$167,047
Net income	2,008	21	2,029
Distributions	(1,405)	—	(1,405)
Liquidations	(10,617)	—	(10,617)
Balance, June 30, 2017	$157,865	$(811)	$157,054

For the Three Months Ended June 30, 2017

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, March 31, 2017	$162,620	$(824)	$161,796
Net income	1,294	13	1,307
Distributions	(695)	—	(695)
Liquidations	(5,354)	—	(5,354)
Balance, June 30, 2017	$157,865	$(811)	$157,054

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2017 and 2016

($ in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cash from Operations
Interest received	$2,009	$1,481	$3,935	$2,636
Other loan income	7	5	14	17
Operations expense	(1,380)	(1,498)	(2,874)	(2,544)
Rental operations, net	(272)	418	(372)	1,214
Holding costs	(8)	563	(15)	551
Mortgage interest and borrowing related fees	—	(255)	—	(466)
Other assets	—	3,411	—	3,411
Total cash provided (used) by operations	356	4,125	688	4,819
Cash from Investing Activities
Loans
Principal collected on loans - secured	8,947	11,660	12,942	16,634
Unsecured loan payments received (made)	4	4	11	8
Loans originated	(35,070)	(28,550)	(42,868)	(46,770)
Loans sold to affiliates	—	2,000	—	2,000
Loans acquired from affiliates	(1,000)	—	(1,000)	—
Advances on loans	(3)	—	(2)	(11)
Total - Loans	(27,122)	(14,886)	(30,917)	(28,139)
REO
Sales	6,907	2,363	8,224	5,201
Development and acquisition	(64)	(84)	(133)	(245)
Total - REO	6,843	2,279	8,091	4,956
Total cash provided (used) by investing activities	(20,279)	(12,607)	(22,826)	(23,183)
Cash from Financing Activities
Debt activities
Principal payments	—	(1,065)	—	(1,207)
Cash provided (used) by debt activities	—	(1,065)	—	(1,207)
Distributions to partners
Cash – partner liquidations	(5,354)	(5,396)	(10,617)	(10,721)
Formation loan payment, net of early withdrawal fees	66	104	128	204
Cash – partner distributions	(695)	(651)	(1,405)	(1,322)
Cash Distributions to partners, net	(5,983)	(5,943)	(11,894)	(11,839)
Total cash provided (used) by financing activities	(5,983)	(7,008)	(11,894)	(13,046)
Net increase/(decrease) in cash	(25,906)	(15,490)	(34,032)	(31,410)
Cash and cash equivalents, beginning of period	37,197	40,753	45,323	56,673
Cash and cash equivalents, end of period	$11,291	$25,263	$11,291	$25,263

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2017 and 2016

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cash flows from operations
Net income	$1,307	$1,473	$2,029	$2,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	—	15	—	30
Provision for (recovery of) loan losses	(25)	(25)	(25)	(25)
REO – loss/(gain) on disposal	(759)	(281)	(861)	(784)

Change in operation assets and liabilities
Accrued interest	(185)	(204)	(253)	(452)
Allowance for loan losses-recoveries	25	25	25	25
Other assets	101	3,454	55	3,414
Accounts payable and other liabilities	(108)	(335)	(282)	23
Payable to affiliate	—	3	—	(9)
Net cash provided by (used in) operations	$356	$4,125	$688	$4,819

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$—	$—	$—	$416

Cash paid for interest	$—	$270	$—	$495

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

June 30, 2017 (unaudited)

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

June 30, 2017 (unaudited)

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

June 30, 2017 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2017, certain partnership cash balances in banks exceed federally insured limits.

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

June 30, 2017 (unaudited)

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

Recently issued accounting pronouncements

-Accounting and Financial Reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from today’s incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

RMI VIII invests in real estate secured loans made with the expectation of zero credit losses as a result of substantial protective equity provided by the underlying collateral. For a loss to be recognized under the CECL or incurred loss model, if the lending/loan-to-value guidelines are followed effectively, an intervening, subsequent-to-loan-funding, event must negatively impact the value of the underlying collateral of the loan in an amount greater than the amount of protective equity provided by the collateral. Such an event would be either (or both) of:

1)	An uninsured event (s) specifically impacting the collateral or
2)	A non-temporary decline in values in the applicable real estate market.

In both of these instances the treatment would be the same in the incurred loss and CECL models of approximately the same amount.  Other than in these events, the probable of occurrence criteria of the incurred loss model is not triggered and a loss is not recognized. Further, if the zero-expected-loss lending guideline is preserved and the protective equity provided by the collateral is not expected to be impaired over the life of the loans, then a loss is not required to be recognized under the CECL model.

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

RMC management’s preliminary evaluation is that the new revenue standard will not have an impact on the company’s current revenue recognition policies. The scope of guidance is not applicable to financial instruments including loans and therefore will not have an impact on interest income. The company also does not expect that there will be changes to revenue recognition from the sale of REOs, however, there may be an impact to the gain on sale of real estate when the sale is financed by the company.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $13,000 and $15,000 for the three months ended and $21,000 and $26,000 for the six months ended June 30, 2017 and 2016, respectively. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Michael R. Burwell (Burwell), President of RMC and himself a general partner of RMI VIII, in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

Mortgage servicing fees paid to RMC were approximately $395,000 and $294,000 for the three months ended and $747,000 and $527,000 for the six months ended June 30, 2017 and 2016, respectively. No mortgage servicing fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

•	Asset management fees

Asset management fees paid to the general partners were approximately $153,000 and $172,000, for the three months ended, and $311,000  and $348,000 for the six months ended June 30, 2017 and 2016 respectively. The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). No asset management fees were waived in any period presented.

•	Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. Operating expenses reimbursed to RMC totaled approximately $521,000 and $491,000, for the three months ended, and $1,002,000 and $975,000 for the six months ended June 30, 2017 and 2016 respectively.

•	Professional Services

Professional services, totaled approximately $385,000 and $478,000 for the three months ended and $640,000 and $757,000 for the six months ended June 30, 2017 and 2016, respectively. Professional services include primarily audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC California tax returns and entity dissolutions, and financial reporting.

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

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par.

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds.  Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds.  The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of June 30, 2017, the partnership had made such advances of $22,567,000, of which $6,156,000 remains outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

The formation loan activity is summarized in the following table at June 30, 2017 ($ in thousands).

2017
Balance, January 1	$6,284
Early withdrawal penalties	(128)
Repayments	—
Balance, June 30	$6,156

The future minimum payments on the formation loan as of June 30, 2017 are presented in the following table ($ in thousands).

2017	$522
2018	650
2019	650
2020	650
2021	650
Thereafter	3,034
Total	$6,156

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of June 30, 2017, 61 (81%) of the partnership’s 75 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of June 30, 2017, 30 (40%) of the loans outstanding (representing 67% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and six months ended June 30, 2017  ($ in thousands).

	Three Months Ended	Six Months Ended
Principal, beginning of period	$98,654	$94,851
Loans funded	35,070	42,868
Loans acquired from affiliates	1,000	1,000
Principal payments received	(8,947)	(12,942)
Principal, end of period	$125,777	$125,777

Three loans with an aggregate principal balance of approximately $8,617,000 were renewed during the three and six months ended June 30, 2017.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as of June 30, 2017 and December 31, 2016 ($ in thousands).

	June 30,	December 31,
	2017	2016
Number of secured loans	75	75
Secured loans – principal	$125,777	$94,851
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,677	$1,265
Average principal as percent of total principal	1.3%	1.3%
Average principal as percent of partners’ capital, net of formation loan	1.1%	0.8%
Average principal as percent of total assets	1.1%	0.8%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	11.1%	14.8%
Largest principal as percent of partners’ capital, net of formation loan	9.3%	8.7%
Largest principal as percent of total assets	9.3%	8.7%

Smallest secured loan – principal	$46	$48
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	20	24
Largest percentage of principal in one county	20.6%	23.1%

Number of secured loans with a filed notice of default	1	1
Secured loans in foreclosure – principal	$403	$405

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2017, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 11.1% of outstanding secured loans and 9.3% of partnership total assets), had an interest rate of 7.25%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019.

As of June 30, 2017, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of June 30, 2017 and December 31, 2016 ($ in thousands).

	June 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	48	$98,940	79%	48	$73,712	78%
Second trust deeds	26	23,837	19	26	18,139	19
Third trust deeds	1	3,000	2	1	3,000	3
Total secured loans	75	$125,777	100%	75	$94,851	100%
Liens due other lenders at loan closing		52,189			35,054

Total debt		$177,966			$129,905

Appraised property value at loan closing		$332,298			$245,329

Percent of total debt to appraised values (LTV) at loan closing(1)		56.0%			54.0%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of June 30, 2017 and December 31, 2016 ($ in thousands).

	June 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	45	$44,266	35%	48	$31,773	34%
Multi-family	3	4,289	3	3	1,723	2
Commercial	25	75,247	60	22	59,380	61
Land	2	1,975	2	2	1,975	3
Total secured loans	75	$125,777	100%	75	$94,851	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of June 30, 2017 consists of 20 loans with principal of approximately $13,473,000 that are owner occupied and 25 loans with principal of approximately $30,793,000 that are non-owner occupied. Single family property type as of December 31, 2016 consists of 21 loans with principal of approximately $11,177,000 that are owner occupied and 27 loans with principal of approximately $20,596,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of June 30, 2017 and December 31, 2016 ($ in thousands).

	June 30, 2017		December 31, 2016
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Francisco	$25,874	20.6%	7,204	7.6%
Contra Costa	16,860	13.4	16,863	17.7
San Mateo	15,716	12.5	11,267	11.9
Alameda	11,916	9.5	6,626	7.0
Solano	2,875	2.3	1,875	2.0
Santa Clara	2,852	2.3	9,938	10.5
Marin	1,600	1.3	849	0.9
Napa	951	0.7	956	1.0
	78,644	62.6	55,578	58.6
Other Northern California
Sacramento	3,300	2.5	2,118	2.2
El Dorado	2,044	1.6	2,044	2.2
Monterey	1,846	1.5	4,007	4.2
Santa Cruz	811	0.6	852	0.9
Amador	760	0.6	770	0.8
Lake	297	0.2	298	0.3
Mariposa	46	0.1	48	0.1
Calaveras	—	—	151	0.2
San Benito	—	—	94	0.1
	9,104	7.1	10,382	11.0
Total Northern California	87,748	69.7	65,960	69.6

Los Angeles & Coastal
Los Angeles	24,981	19.9	21,876	23.0
Orange	6,667	5.3	3,765	4.0
San Diego	164	0.1	2,464	2.6
Ventura	—	—	271	0.3
	31,812	25.3	28,376	29.9
Other Southern California
San Bernardino	6,024	4.8	124	0.1
Riverside	193	0.2	289	0.3
Kern	—	—	102	0.1
	6,217	5.0	515	0.5
Total Southern California	38,029	30.3	28,891	30.4
Total Secured Loans Balance	$125,777	100.0%	$94,851	100.0%

(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of June 30, 2017 and December 31, 2016 ($ in thousands).

	June 30, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	1	$164
90-179 days	2	781	1	405
180 or more days	1	164	—	—
Total past due	3	$945	2	569
Current	72	124,832	73	94,282
Total secured loan balance	75	$125,777	75	$94,851

Interest income of $7,062 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments during six months ended June 30, 2017.

Modifications, workout agreements and troubled debt restructurings

At June 30, 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect. At December 31, 2016, the partnership had one workout agreement which qualified as troubled debt restructuring. This loan was paid in full in January 2017.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of June 30, 2017	Loans	Principal	Percent
2017 (4)	7	$7,660	6%
2018	24	46,479	37
2019	23	59,626	47
2020	11	8,275	7
2021	7	1,983	2
Thereafter	3	1,754	1
Total secured loan balance	75	$125,777	100%

(4)	Loans maturing in 2017 from July 1 to December 31.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of June 30, 2017 and December 31, 2016 ($ in thousands).

	June 30,	December 31,
	2017	2016
Number of loans	2	1
Principal	$392	$230
Advances	6	2
Accrued interest	4	2
Total recorded investment	$402	$234
Foregone interest	$—	$—

At June 30, 2017, there were two loans with a principal balance of approximately $781,000 that were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2016, there was one loan with a loan balance of approximately $405,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of June 30, 2017 and December 31, 2016 ($ in thousands).

	June 30,	December 31,
	2017	2016
Principal	$392	$230
Recorded investment(5)	402	234
Impaired loans without allowance	402	234
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	2	1

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended June 30, 2017 and the year ended December 31, 2016 ($ in thousands).

	June 30,	December 31,
	2017	2016
Average recorded investment	$318	$509
Interest income recognized	16	27
Interest income received in cash	12	27

Allowance for loan losses

At June 30, 2017, and December 31, 2016, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2017, and December 31, 2016, collection was deemed probable for amounts owing.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and six months ended June 30, 2017 ($ in thousands).

	For the Three Months Ended,	For the six months ended
	June 30, 2017	June 30, 2017
Balance, beginning of period	$18,635	$19,782
Acquisitions	—	—
Dispositions	(6,077)	(7,292)
Improvements/betterments	65	133
Balance, end of period	$12,623	$12,623

At June 30, 2017, all properties are designated held for sale.

REO summarized by property classification is presented in the following table ($ in thousands).

	June 30, 2017		December 31, 2016
	Properties	NBV	Properties	NBV
Property classification
Rental	4	$9,015	5	$16,174
Non-Rental	3	3,608	3	3,608
Total REO, net	7	$12,623	8	$19,782

Rental properties consist of the following four properties at June 30, 2017.

•	In Los Angeles County, 24 residential units in a condominium complex
•	In San Francisco County, 5 residential units in a condominium complex
•	In Contra Costa County, a commercial office property
•	In San Francisco County, an interest in a commercial property

Non-Rental properties consist of the following three properties at June 30, 2017.

•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

The residential rental properties were substantially vacated by January 31, 2017, as the units are being sold. Residential rental operations are substantially wound down as of June 30, 2017.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

Earnings from rental operations are presented in the following table for the three and six months ended June 30, 2017 and 2016 ($ in thousands).

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Rental income	$62	$1,414	$269	$2,781
Operating expenses, rentals
Administration and payroll	25	198	56	383
Homeowner association fees	39	115	82	230
Professional services	3	16	13	26
Utilities and maintenance	108	183	310	388
Advertising and promotions	—	4	1	9
Property taxes	36	188	79	397
Other	40	59	49	81
Total operating expenses, rentals	251	763	590	1,514
Net operating income	(189)	651	(321)	1,267
Depreciation	—	—	—	—
Receiver fees	1	2	3	2
Rental operations, net	(190)	649	(324)	1,265
Interest on mortgages	—	274	—	502
Rental operation, net of mortgage interest	$(190)	$375	$(324)	$763

Leases on residential properties are one-year lease terms or month to month. There is one commercial lease with a three-year term for annual rent payments of approximately $85,000. The lease expires in August 2017, with an option to extend.

The following transactions closed during the three months ended June 30, 2017:

-	Sold 14 of 38 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $240,000.
-	Sold 3 of 8 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $448,000.
-	Sold 3 commercial units and a parking lot in Ventura County for a gain of approximately $71,000 after taking into account a portion of a previously recorded valuation reserve.

The following transactions closed during the three months ended March 31, 2017:

-	Sold 4 of 42 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $102,000.

Mortgages payable

The partnership had no mortgages payable at  June 30, 2017, or December 31, 2016.

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

June 30, 2017 (unaudited)

Certain assets and liabilities are measured at fair value on a non-recurring basis and are listed below.

- Loans designated impaired (i.e., that are collateral dependent with a specific reserve)

- REO for which a valuation reserve has been recorded

- REO acquired through foreclosure during the year

No assets or liabilities were measured at fair value on a non-recurring basis during the six months ended June 30, 2017.

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

June 30, 2017 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at June 30, 2017 as presented in the following table ($ in thousands).

2017	$10,862
2018	17,868
2019	13,621
2020	6,774
2021	3,256
Thereafter	652
Total	$53,033

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2017 (unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

In the publication dated July 21, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California’s Jobless Rate Unchanged as Payrolls Dip Slightly/ California’s unemployment rate remained unchanged at 4.7 percent in June but nonfarm employment declined slightly, marking its second drop in the past three months.”

The report goes on: “Employment growth appears to have slowed across California in recent months.  Nonfarm employment has fallen in two of the past three months and the year-to-year growth in nonfarm payrolls has decelerated by about a half percentage point over the past year, sliding from 2.6 percent to 2.1 percent. That still leaves California’s year-to-year job growth about a half percentage point stronger than the nation.  California’s unemployment rate has declined 0.8 points over the year, trimming the gap with the nation to 0.3 points. The continued slide in the jobless rate has come about because labor force growth has slowed even more than employment has.”

“…, we believe that the most recent slowing in the preliminary employment growth is primarily due to some overheating in California’s rapidly growing tech sector. The tech boom has driven up the cost of living and cost of doing business to the point that many mid-level positions are now migrating to locations in other parts of the country.  The high cost of living in California’s largest cities is also discouraging job seekers from relocating there, which made it tougher to fill mid-level and entry-level jobs.”

“The greatest single source of the deceleration has been job losses in the motion picture and sound recording business, which has fallen 8.1 percent over the last year, as 14,100 jobs were lost. The drop appears unusually harsh given all the investment that is pouring into streaming entertainment and might simply be a short blip. In addition, hiring in the motion picture business had surged a year earlier, making for a tougher year-to-year comparison.

Even taking the unusually large swings in the entertainment business into account, job growth in the technology sector has still decelerated.  Hiring in computer design & related services slowed to 1.6 percent over the year in June, on a three month average basis, a considerable downshift from the 8.2 percent growth averaged in 2015.  ISP’s & search portals employment continues to expand strongly on a year-to-year basis, thought it too has come back to earth after years of astonishing growth.

Prohibitive business costs in the larger coastal markets are increasingly fueling stronger gains in inland areas. The Sacramento area is one of the key beneficiaries and has posted solid job growth in each of the past three months. Nonfarm payrolls in Sacramento are up 1.9 percent year-to-year, with private sector payrolls up 2.3 percent.”

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

Key performance indicators

Key performance indicators are presented in the following table at and for the six months ended June 30, 2017, 2016, and 2015 ($ in thousands).

	2017	2016	2015
Secured loans – average daily balance	$101,642	73,616	76,046
Secured loans – end-of-period	$125,777	90,531	71,353

Interest on loans	$4,188	3,087	2,883
Portfolio interest rate(1)	8.2%	8.4%	7.3%
Effective yield rate(2)	8.2%	8.4%	7.6%

Provision for (recovery of) loan losses	$(25)	(25)	400
Percent(2)	(0.1)%	(0.1)%	1.1%

Real estate owned (REO)
REO – end of period	$12,623	80,166	136,270
Mortgages payable – end-of-period	$—	27,228	45,608

Rental operations, net	$(324)	1,265	2,402
Interest on mortgages payable	$—	502	773
Rental operations, net after mortgage interest	$(324)	763	1,629

Realized gains on REO sales	$861	784	1,992

Operations expense	$2,721	2,620	2,531

Net Income	$2,029	2,597	4,084
Percent(3)(4)	2.5%	2.8%	4.2%

Partner Distributions	$1,405	1,322	1,142
Percent (annual rate)(5)	3.0%	2.5%	2.0%

Limited Partners’ capital – average balance	$162,788	182,710	194,667
Limited Partners’ capital – end-of-period	$157,865	178,023	192,735

Partner Liquidations(6)	$10,617	10,721	6,656

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of June 30, 2017 were approximately $53,033,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance indicators are presented in the following table at and for the three months ended June 30, 2017, 2016, and 2015 ($ in thousands).

	2017	2016	2015
Secured loans – average daily balance	$108,748	81,108	75,562
Secured loans – end-of-period	$125,777	90,531	71,353

Interest on loans	$2,194	1,684	1,517
Portfolio interest rate(1)	8.2%	8.4%	7.5%
Effective yield rate(2)	8.1%	8.3%	8.0%

Provision for (recovery of) loan losses	$(25)	(25)	—
Percent(2)	(0.1)%	(0.1)%	0.0%

Real estate owned (REO)
REO – end of period	$12,623	80,166	136,270
Mortgages payable – end-of-period	$—	27,228	45,608

Rental operations, net	$(190)	649	1,280
Interest on mortgages payable	$—	274	393
Rental operations, net after mortgage interest	$(190)	375	887

Realized gains on REO sales	$759	281	1,672
			—
Operations expense	$1,481	1,457	1,301

Net Income	$1,307	1,473	3,009
Percent(3)(4)	3.2%	3.2%	6.1%

Partner Distributions	$695	651	573
Percent (annual rate)(5)	3.0%	2.5%	2.0%

Limited Partners’ capital – average balance	$160,243	180,318	193,756
Limited Partners’ capital – end-of-period	$157,865	178,023	192,735

Partner Liquidations(6)	$5,354	5,396	4,447

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of June 30, 2017 were approximately $53,033,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The June 30, 2017 end-of-period secured loan balance was approximately $125.8 million, up 38.9% ($35.3 million) compared to the June 30, 2016 end-of-period secured loan balance of approximately $90.5 million, which was up 26.9% ($19.2 million) compared to the June 30, 2015 end-of-period secured loan balance of approximately $71.4 million. The overall increased balance of the secured loan portfolio is due to the 1) favorable economic environment generally and to the increased investment in California real estate markets specifically, and 2) the proceeds from the sale of REO properties being reinvested, both of which expands the opportunity for new loans.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of June 30, 2017, 61 (81%) of the partnership’s 75 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause. As of June 30, 2017, 30 (40%) of the loans outstanding (representing 67% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at June 30, 2017 was 56.0%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.0% in the property, and we as lenders have loaned in the aggregate 56.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

For the three and six months ended June 30, 2017, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.2% and 2.5% (annualized) respectively. Distributions to those limited partners electing periodic distributions was 3.0% (annualized).

For the six months ended June 30, 2017, continuing improvement in interest on loans ($4.2 million in 2017, $3.1 million in 2016, and $2.9 million in 2015) is reflective of the growth in the portfolio of performing loans and the increasing effective yield rate (8.2% in 2017, 8.4% and 2016, and 7.6% in 2015).

Net income for the six months ended June 30, 2017 was approximately $2,029,000  a decrease of approximately $568,000 (21.9%) compared to the same period in 2016 due to the decrease in REO income as the REO portfolio is liquidated, and proceeds reinvested in loans. Total operations expense as a percent of interest income on loans was 65.0% and 84.9% for the six months ended June 30, 2017 and 2016, respectively.

REO income decreased approximately $1,576,000 (75.1%) for the six months ended June 30, 2017 compared to the same period in 2016, due primarily to the sale of certain REO properties and the overall reduction in the REO portfolio. As the REO portfolio continues to sell in a favorable real estate market, and the proceeds are reinvested in performing loans, REO income is expected to decline with offsetting increases to interest income. REO income includes earnings from rental operations, net of mortgage interest, holding costs of non-rental properties and gains or losses on the sale of REO.

Analysis and discussion of income from operations 2017 v. 2016 (six months ended)

Significant changes to revenue and expense for the six month period ended June 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Six Months Ended June 30,
2017	$4,188	$(25)	$2,721	$(324)	$861	$(15)	$2,029
2016	3,087	(25)	2,620	763	784	551	2,597
Change	$1,101	$—	$101	$(1,087)	$77	$(566)	$(568)

Explanation
Loan balance increase (decrease)	1,155	—	220	—	—	—	935
Effective yield rate	(54)	—	—	—	—	—	(54)
REO sales	—	—	—	(1,087)	77	(566)	(1,576)
Professional services	—	—	(118)	—	—	—	118
Other	—	—	(1)	—	—	—	9
Change	$1,101	$—	$101	$(1,087)	$77	$(566)	$(568)

The tables above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $1,101,000 for the six month period ended June 30, 2017 compared to the same period in 2016 due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increased approximately $28.0 million, or approximately 38.1%.

Provision for (recovery of) loan losses/allowance for loan losses

At June 30, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Significant changes to operations expense for the six month period ended June 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Six Months Ended June 30,
2017	$747	$311	$1,002	$640	$21	$2,721
2016	527	348	975	757	13	2,620
Change	$220	$(37)	$27	$(117)	$8	$101

Explanation
Loan balance increase (decrease)	220	—	—	—	—	220
Professional services rendered	—	—	—	(117)	—	(117)
Capital balance decrease	—	(37)	(3)	—	—	(40)
Other	—	—	30	—	8	38
Change	$220	$(37)	$27	$(117)	$8	$101

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $220,000 for the six month period ending June 30, 2017 over the same period in 2016 is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $37,000 was due to the reduction in the total capital under management. Limited partners’ capital at June 30, 2017 and 2016, was approximately $157.9 million and $178.0 million, respectively.

•Costs from RMC

The increase in costs from RMC of $27,000 was due to increased operating expenses, particularly compliance costs, incurred by RMC.

•Professional services

Professional services, including audit & tax fees, decreased approximately $117,000 due primarily to audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC returns and dissolutions, and financial reporting.

REO – rental operations, net after mortgage interest

 At June 30, 2017, all rental properties were designated held for sale, and accordingly were not depreciated. At June 30, 2017, there were 4 rental properties comprised of 2 residential and 2 commercial properties. The residential rental properties were substantially vacated by January 31, 2017 as the units are being sold, and rental operations are being wound down. All residential properties are expected to be sold as of December 31, 2017.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

At June 30, 2017, the partnership held 7 REO properties, all of which were designated held for sale. At June 30, 2016 and 2015, total REO properties held were 9 and 14, respectively.

The June 30, 2017, REO balance, end of period, was approximately $12.6 million, down 84.3% ($67.5 million) compared to the June 30, 2016 balance of approximately $80.2 million, which was down 41.1% ($56.1 million) compared to the June 30, 2015 balance of approximately $136.3 million. At June 30, 2017, approximately 55.8% ($7.0 million) of total REO consisted of one property located in Glendale, California.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Analysis and discussion of income from operations 2017 v. 2016 (three months ended)

Significant changes to revenue and expense for the three month period ended June 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Three Months Ended June 30,
2017	$2,194	$(25)	$1,481	$(190)	$759	$(8)	$1,307
2016	1,684	(25)	1,457	375	281	563	1,473
Change	$510	$—	$24	$(565)	$478	$(571)	$(166)

Explanation
Loan balance increase (decrease)	555	—	101	—	—	—	454
Effective yield rate	(45)	—	—	—	—	—	(45)
REO sales	—	—	—	(565)	478	(571)	(658)
Professional services	—	—	(93)	—	—	—	93
Other	—	—	16	—	—	—	(10)
Change	$510	$—	$24	$(565)	$478	$(571)	$(166)

The tables above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $510,000 for the three month period ending June 30, 2017 compared to the same period in 2016,  due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increased approximately $27.6 million, or approximately 34.1%.

Provision for (recovery of) loan losses/allowance for loan losses

At June 30, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Significant changes to operations expense for the three month period ended June 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Three Months Ended June 30,
2017	$395	$153	$521	$385	$27	$1,481
2016	294	172	491	478	22	1,457
Change	$101	$(19)	$30	$(93)	$5	$24

Explanation
Loan balance increase (decrease)	101	—	—	—	—	101
Professional services rendered	—	—	—	(93)	—	(93)
Capital balance decrease	—	(19)	—	—	—	(19)
Other	—	—	30	—	5	35
Change	$101	$(19)	$30	$(93)	$5	$24

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $101,000 for the three month period ending June 30, 2017 over the same period in 2016, is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $19,000 was due to the reduction in the total capital under management. Limited partners’ capital at June 30, 2017 and 2016, was approximately $157.9 million and $178.0 million, respectively.

•Costs from RMC

The increase in costs from RMC of $30,000 was due to increased operating expenses, particularly compliance costs, incurred by RMC.

•Professional services

Professional services, including audit & tax fees, decreased approximately $93,000 due primarily to audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC returns and dissolutions, and financial reporting.

REO – rental operations, net after mortgage interest

At June 30, 2017, all rental properties were designated held for sale, and accordingly were not depreciated. At June 30, 2017, there were 4 rental properties comprised of 2 residential and 2 commercial properties. The residential rental properties were substantially vacated by January 31, 2017 as the units are being sold, and rental operations are being wound down. All residential units are expected to be sold as of December 31, 2017.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

At June 30, 2017, the partnership held 7 REO properties, all of which were designated held for sale. At June 30, 2016 and 2015, total REO properties held were 9 and 14, respectively.

The June 30, 2017, REO balance, end of period, was approximately $12.6 million, down 84.3% ($67.5 million) compared to the June 30, 2016 balance of approximately $80.2 million, which was down 41.1% ($56.1 million) compared to the June 30, 2015 balance of approximately $136.3 million. At June 30, 2017, approximately 55.8% ($7.0 million) of total REO consisted of one property located in Glendale, California.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Partners' capital
Distributions	$(695)	$(651)	$(1,405)	$(1,322)
Formation loan, net of early withdrawal fees	66	104	128	204
Liquidations	(5,354)	(5,396)	(10,617)	(10,721)
Cash used in partners' capital	(5,983)	(5,943)	(11,894)	(11,839)

Loan earnings and payments
Interest	2,009	1,481	3,935	2,636
Other loan income	7	5	14	17
Operations expense	(1,380)	(1,523)	(2,874)	(2,615)
Principal payments and recoveries	8,951	11,689	12,953	16,667
Total cash from loan earnings	9,587	11,652	14,028	16,705

Loans originated, net	(35,070)	(26,550)	(42,868)	(44,770)
Loans acquired from affiliates	(1,000)	—	(1,000)	—
Advances on loans	(3)	—	(2)	(11)
Total cash from loan production	(36,073)	(26,550)	(43,870)	(44,781)
Cash from loan earnings and production	(26,486)	(14,898)	(29,842)	(28,076)

REO operations, sales and development
Rental operations, net	(272)	334	(372)	1,015
Holding costs	(8)	563	(15)	551
Other Assets	(64)	3,411	(133)	3,411
Proceeds from real estate sales	6,907	2,363	8,224	5,201
Cash from REO operations, sales and development	6,563	6,671	7,704	10,178

Outside financing
Interest expense	—	(255)	—	(466)
Principal, net	—	(1,065)	—	(1,207)
Cash from outside financing	—	(1,320)	—	(1,673)
Net cash increase/(decrease) before distributions to limited partners	(19,923)	(9,547)	(22,138)	(19,571)
Net increase/(decrease) in cash	$(25,906)	$(15,490)	$(34,032)	$(31,410)
Cash, end of period	$11,291	$25,263	$11,291	$25,263

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Capital liquidations-without penalty	$4,538	$4,093	$9,027	$8,169
Capital liquidations-subject to penalty	816	1,303	1,590	2,552
Total	$5,354	$5,396	$10,617	$10,721

Scheduled limited partner capital withdrawals at June 30, 2017 are presented in the following table ($ in thousands).

2017	$10,862
2018	17,868
2019	13,621
2020	6,774
2021	3,256
Thereafter	652
Total	$53,033

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from

•	loan payoffs,
•	borrowers’ monthly principal and interest payments,
•	earnings retained (i.e. not distributed) in partners’ capital accounts,
•	REO sales, and,
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual Obligations

The partnership’s only contractual obligation is to fund capital account withdrawal requests, subject to cash available per the terms of the partnership agreement. See Note 3 (General Partners and Other Related Parties) and Note 7 (Commitments and Contingencies, Other Than Loan and REO Commitments) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

At June 30, 2017, the partnership had no construction or rehabilitation loans outstanding.

We had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 59% and 58% at June 30, 2017 and 2016, respectively.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC's principal executive officer/principal financial officer, of the effectiveness of the design and operation of the manager's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were not effective as of June 30, 2017, and as of December 31 2016, as a result of material weaknesses in internal control over financial reporting discussed below.

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

-	RMC’s management is consulting with its securities law firms and other professionals to determine best practices to be applied to:
1.	the structure of the board of RMC given that the affiliated mortgage funds (and not RMC) are the SEC registrants.
2.	other appropriate organizational changes to enhance internal controls for public reporting entities (and/or their sponsors) not subject to national securities exchange rules or other guidance.

RMC expects to conclude implementation of this program and testing of its effectiveness in the first quarter of 2018. Candidates with the requisite significant financial expertise and public-reporting-company experience are being identified by ongoing search, and are planned to be on the board in the third quarter 2017.

Information and Communication – As of December 31, 2016, access to RMC's general ledger system does not require passwords with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses create a lack of segregation of duties and a risk of management override.

-

These matters are being remediated by actions begun in the first quarter of 2017 concurrent with the implementation as of January 1, 2017, of the Microsoft Dynamics general ledger and management software suite which requires robust password protocols, and includes a built-in architecture for segregation of duties and reviews.  Testing of effectiveness compliant with COSO 2013 requirements began in the second quarter and is expected to be concluded by September 30, 2017.

Risk Assessment, Monitoring and Control Activities - RMC had not sufficiently documented that its management review controls over financial reporting are performed to a level of precision compliant with COSO 2013 requirements and had similarly not sufficiently documented the process by which variances from expectations are investigated and resolved. Further, the operating effectiveness in 2016 of the activity-level control surrounding quarter-end and year-end cutoff was determined to be not sufficient to ensure revenue and/or expenses were being recorded in the correct period.

-

These matters are being remediated by actions begun in the second quarter of 2017, including the introduction of additional entity level and management review controls in conjunction with the implementation of Microsoft Dynamics, the addition to staff of an experienced accounting professional in June 2017 and ongoing enhancements of process documentation and documentation of investigation and resolution of variances. These enhancements will be tested in compliance with COSO 2013 requirements beginning in the third quarter and continuing into the fourth quarter of 2017.

Changes to Internal Control Over Financial Reporting

In addition to the items noted above, RMC had undertaken the following programs.

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

While proceeding with this project, RMC also engaged a California-based CPA firm to assist in the review and testing of the internal controls at the entity level in 2016, and in 2017 to collaborate with RMC accounting personnel in the implementation, documentation and ultimately testing of the processing and control features of the new Microsoft Dynamics software. The firm is experienced, subject-matter experts in both the implementation of the control and processing features of this management software suite, and in the required internal control analysis and testing required by SEC regulation and the COSO 2013 Framework.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of June 30, 2017, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended June 30, 2017 were approximately $695,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: August 14, 2017	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 14, 2017	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document