Form 10-Q
period 2017-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2017-11-13
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 Bovet Road, Suite 520, San Mateo, CA	94402-3144
(Address of principal executive offices)	(Zip Code)

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2017 (unaudited) and December 31, 2016 (audited)

($ in thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Cash, in banks	$3,135	$45,323

Loans
Secured by deeds of trust
Principal	132,067	94,851
Advances	441	63
Accrued interest	1,174	641
Loan balance, secured	133,682	95,555

Unsecured	30	46
Allowance for loan losses	—	—
Loans, net	133,712	95,601

Real estate owned (REO)	9,173	19,782
Other assets, net	150	444
Total assets	$146,170	$161,150

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other liabilities	$121	$387
Total liabilities	121	387

Partners’ capital
Limited partners’ capital, subject to liquidation, net	152,914	167,879
General partners’ capital (deficit)	(796)	(832)
Total partners’ capital, net	152,118	167,047

Receivable from manager (formation loan)	(6,069)	(6,284)

Partners’ capital subject to liquidation, net of formation loan	146,049	160,763

Total liabilities and partners’ capital	$146,170	$161,150

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Nine months ended September 30, 2017 and 2016 ($ in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net
Loans
Interest income	$2,618	$2,235	$6,806	$5,322
Late fees	12	34	27	41
Revenue, loans	2,630	2,269	6,833	5,363
Provision for (recovery of) loan losses	—	—	(25)	(25)
Loans, net	2,630	2,269	6,858	5,388

REO
Rental operations, net	(179)	518	(503)	1,783
Interest on mortgages	—	(235)	—	(737)
Rental operations, net of mortgage interest	(179)	283	(503)	1,046
Realized gains/(losses) on sales	441	375	1,302	1,159
Holding costs, net of other income	(8)	(18)	(23)	533
REO, net	254	640	776	2,738
Total revenues, net	2,884	2,909	7,634	8,126

Operations Expense
Mortgage servicing fees	483	348	1,230	875
Asset management fees	148	167	459	515
Costs from Redwood Mortgage Corp.	516	468	1,518	1,443
Professional services	198	227	838	985
Other	(6)	(12)	15	—
Total operations expense	1,339	1,198	4,060	3,818

Net income	$1,545	$1,711	$3,574	$4,308

Net income
Limited partners (99%)	1,530	1,694	3,538	4,265
General partners (1%)	15	17	36	43
	$1,545	$1,711	$3,574	$4,308

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2016	$167,879	$(832)	$167,047
Net income	3,538	36	3,574
Distributions	(2,104)	—	(2,104)
Liquidations	(16,399)	—	(16,399)
Balance, September 30, 2017	$152,914	$(796)	$152,118

For the Three Months Ended September 30, 2017

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, June 30, 2017	$157,865	$(811)	$157,054
Net income	1,530	15	1,545
Distributions	(699)	—	(699)
Liquidations	(5,782)	—	(5,782)
Balance, September 30, 2017	$152,914	$(796)	$152,118

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2017 and 2016

($ in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cash from Operations
Interest received	$2,338	$2,413	$6,273	$5,049
Other loan income	13	36	27	53
Operations expense	(1,186)	(1,134)	(4,060)	(3,678)
Rental operations, net	(148)	733	(520)	1,947
Holding costs	(9)	(18)	(24)	533
Mortgage interest and borrowing related fees	—	(218)	—	(684)
Other assets	—	—	—	3,411
Total cash provided (used) by operations	1,008	1,812	1,696	6,631
Cash from Investing Activities
Loans
Principal collected on loans - secured	1,460	21,621	14,402	38,255
Unsecured loan payments received	5	8	16	17
Loans originated	(7,750)	(14,975)	(50,618)	(61,745)
Loans sold to affiliates	—	500	—	2,500
Loans acquired from affiliates	—	—	(1,000)	—
Advances on loans	(375)	(38)	(377)	(49)
Total - Loans	(6,660)	7,116	(37,577)	(21,022)
REO
Sales	3,998	5,315	12,222	10,515
Development and acquisition	(108)	(974)	(241)	(1,219)
Total - REO	3,890	4,341	11,981	9,296
Total cash provided (used) by investing activities	(2,770)	11,457	(25,596)	(11,726)
Cash from Financing Activities
Debt activities
Principal payments	—	(139)	—	(1,346)
Cash provided (used) by debt activities	—	(139)	—	(1,346)
Distributions to partners
Cash – partner liquidations	(5,782)	(5,638)	(16,399)	(16,359)
Formation loan payment, net of early withdrawal fees	87	111	215	315
Cash – partner distributions	(699)	(632)	(2,104)	(1,954)
Cash Distributions to partners, net	(6,394)	(6,159)	(18,288)	(17,998)
Total cash provided (used) by financing activities	(6,394)	(6,298)	(18,288)	(19,344)
Net increase/(decrease) in cash	(8,156)	6,971	(42,188)	(24,439)
Cash and cash equivalents, beginning of period	11,291	25,263	45,323	56,673
Cash and cash equivalents, end of period	$3,135	$32,234	$3,135	$32,234

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2017 and 2016

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flows from operations
Net income	$1,545	$1,711	$3,574	$4,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	—	15	—	45
Provision for (recovery of) loan losses	—	—	(25)	(25)
REO – loss/(gain) on disposal	(441)	(375)	(1,302)	(1,159)

Change in operation assets and liabilities
Accrued interest	(281)	178	(534)	(274)
Allowance for loan losses-recoveries	—	—	25	25
Other assets	154	185	209	3,599
Accounts payable and other liabilities	31	102	(251)	125
Payable to affiliate	—	(4)	—	(13)
Net cash provided by (used in) operations	$1,008	$1,812	$1,696	$6,631

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$—	$—	$—	$416

Cash paid for interest	$—	$233	$—	$728

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the operations results to be expected for the full year.

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

September 30, 2017 (unaudited)

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

September 30, 2017 (unaudited)

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

September 30, 2017 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2017, certain partnership cash balances in banks exceed federally insured limits.

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

September 30, 2017 (unaudited)

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

September 30, 2017 (unaudited)

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

1)	An uninsured event(s) specifically impacting the collateral or
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

RMC management’s preliminary evaluation is that the new revenue standard will not have an impact on the partnership’s current revenue recognition policies. The scope of guidance is not applicable to financial instruments including loans and therefore will not have an impact on interest income. The partnership also does not expect that there will be changes to revenue recognition from the sale of REOs, however, there may be an impact to the gain on sale of real estate when the sale is financed by the partnership.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to one percent (1%) of the profits and losses, which amounted to approximately $15,000 and $17,000 for the three months ended and $36,000 and $43,000 for the nine months ended September 30, 2017 and 2016, respectively. Beginning with calendar year 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Michael R. Burwell (Burwell), President of RMC and himself a general partner of RMI VIII, in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

Mortgage servicing fees paid to RMC were approximately $483,000 and $348,000 for the three months ended and $1,230,000 and $875,000 for the nine months ended September 30, 2017 and 2016, respectively. No mortgage servicing fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

•	Asset management fees

Asset management fees paid to the general partners were approximately $148,000 and $167,000, for the three months ended, and $459,000  and $515,000 for the nine months ended September 30, 2017 and 2016, respectively. The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). No asset management fees were waived in any period presented.

•	Costs from Redwood Mortgage Corp.

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the partnership on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion. Operating expenses reimbursed to RMC totaled approximately $516,000 and $468,000, for the three months ended, and $1,518,000 and $1,443,000 for the nine months ended September 30, 2017 and 2016, respectively.

•	Professional Services

Professional services, totaled approximately $198,000 and $227,000 for the three months ended and $838,000 and $985,000 for the nine months ended September 30, 2017 and 2016, respectively. Professional services include primarily audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC California tax returns and entity dissolutions, and financial reporting.

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

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds.  Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds.  The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” As of September 30, 2017, the partnership had made such advances of $22,567,000, of which $6,069,000 remains outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

The formation loan activity is summarized in the following table at September 30, 2017 ($ in thousands).

2017
Balance, January 1	$6,284
Early withdrawal penalties	(215)
Repayments	—
Balance, September 30	$6,069

The future minimum payments on the formation loan as of September 30, 2017 are presented in the following table ($ in thousands).

2017	$435
2018	650
2019	650
2020	650
2021	650
Thereafter	3,034
Total	$6,069

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. As of September 30, 2017, 62 of the partnership’s 76 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause. As of September 30, 2017, 32  of the loans outstanding (representing 66% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and nine months ended September 30, 2017  ($ in thousands).

	Three Months Ended	Nine Months Ended
Principal, beginning of period	$125,777	$94,851
Loans funded	7,750	50,618
Loans acquired from affiliates	—	1,000
Principal payments received	(1,460)	(14,402)
Principal, end of period	$132,067	$132,067

Three loans with an aggregate principal balance of approximately $1,113,000 were renewed during the three months ended September 30, 2017, and seven loans with an aggregate principal balance of approximately $12,730,000 were renewed during the nine months ended September 30, 2017.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30,	December 31,
	2017	2016
Number of secured loans	76	75
Secured loans – principal	$132,067	$94,851
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,738	$1,265
Average principal as percent of total principal	1.3%	1.3%
Average principal as percent of partners’ capital, net of formation loan	1.2%	0.8%
Average principal as percent of total assets	1.2%	0.8%

Largest secured loan – principal	$	$14,000
Largest principal as percent of total principal	10.6%	14.8%
Largest principal as percent of partners’ capital, net of formation loan	9.6%	8.7%
Largest principal as percent of total assets	9.6%	8.7%

Smallest secured loan – principal	$45	$48
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	20	24
Largest percentage of principal in one county	20.5%	23.1%

Number of secured loans with a filed notice of default	2	1
Secured loans in foreclosure – principal	$7,607	$405

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of September 30, 2017, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 10.6% of outstanding secured loans and 9.6% of partnership total assets), had an interest rate of 7.25%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019.

As of September 30, 2017, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	49	$106,168	80%	48	$73,712	78%
Second trust deeds	26	22,899	17	26	18,139	19
Third trust deeds	1	3,000	3	1	3,000	3
Total secured loans	76	$132,067	100%	75	$94,851	100%
Liens due other lenders at loan closing		52,107			35,054

Total debt		$184,174			$129,905

Appraised property value at loan closing		$345,348			$245,329

Percent of total debt to appraised values (LTV) at loan closing(1)		55.7%			54.0%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	45	$49,695	38%	48	$31,773	34%
Multi-family	4	4,589	3	3	1,723	2
Commercial	25	75,808	57	22	59,380	61
Land	2	1,975	2	2	1,975	3
Total secured loans	76	$132,067	100%	75	$94,851	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of September 30, 2017 consists of 20 loans with principal of approximately $13,387,000 that are owner occupied and 25 loans with principal of approximately $36,308,000 that are non-owner occupied. Single family property type as of December 31, 2016 consists of 21 loans with principal of approximately $11,177,000 that are owner occupied and 27 loans with principal of approximately $20,596,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30, 2017		December 31, 2016
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Francisco	$25,863	19.6%	$7,204	7.6%
Contra Costa	16,857	12.6	16,863	17.7
San Mateo	15,687	11.9	11,267	11.9
Alameda	11,875	9.0	6,626	7.0
Santa Clara	8,550	6.5	9,938	10.5
Solano	2,875	2.2	1,875	2.0
Marin	1,599	1.2	849	0.9
Napa	949	0.7	956	1.0
	84,255	63.7	55,578	58.6
Other Northern California
Sacramento	3,300	2.4	2,118	2.2
El Dorado	2,044	1.6	2,044	2.2
Santa Cruz	790	0.6	852	0.9
Amador	758	0.6	770	0.8
Monterey	659	0.5	4,007	4.2
Lake	297	0.2	298	0.3
Mariposa	45	0.1	48	0.1
Calaveras	—	—	151	0.2
San Benito	—	—	94	0.1
	7,893	6.0	10,382	11.0
Total Northern California	92,148	69.7	65,960	69.6

Los Angeles & Coastal
Los Angeles	27,002	20.5	21,876	23.0
Orange	6,660	5.0	3,765	4.0
San Diego	164	0.1	2,464	2.6
Ventura	—	—	271	0.3
	33,826	25.6	28,376	29.9
Other Southern California
San Bernardino	5,900	4.5	124	0.1
Riverside	193	0.2	289	0.3
Kern	—	—	102	0.1
	6,093	4.7	515	0.5
Total Southern California	39,919	30.3	28,891	30.4
Total Secured Loans Balance	$132,067	100.0%	$94,851	100.0%

(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	1	$164
90-179 days	2	7,607	1	405
180 or more days	1	378	—	—
Total past due	3	$7,985	2	569
Current	73	124,082	73	94,282
Total secured loan balance	76	$132,067	75	$94,851

Interest income of $8,334 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments during nine months ended September 30, 2017.

Modifications, workout agreements and troubled debt restructurings

At September 30, 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect. At December 31, 2016, the partnership had one workout agreement which qualified as troubled debt restructuring. This loan was paid in full in January 2017.

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of September 30, 2017	Loans	Principal	Percent
2017 (4)	5	$6,823	5%
2018	24	52,001	39
2019	25	61,644	47
2020	10	7,063	5
2021	7	1,976	2
Thereafter	3	1,729	1
Matured as of September 30, 2017	2	831	1
Total secured loan balance	76	$132,067	100%

(4)	Loans maturing in 2017 from October 1 to December 31.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

Matured Loans

Secured loans past maturity are summarized in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30,	December 31,
	2017	2016
Number of loans	2	—
Principal	$831	$—
Advances	—	—
Accrued interest	28	—
Total secured loan balance past maturity	$859	$—

At September 30, 2017, there were two loans past maturity. Both loans are designated as impaired and as in non-accrual status.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30,	December 31,
	2017	2016
Number of loans	3	1
Principal	$770	$230
Advances	385	2
Accrued interest	28	2
Total recorded investment	$1,183	$234
Foregone interest	$10	$—

At September 30, 2017, there was one loan with a principal balance of approximately $7,443,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2016, there was one loan with a loan balance of approximately $405,000, that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of September 30, 2017 and December 31, 2016 ($ in thousands).

	September 30,	December 31,
	2017	2016
Principal	$770	$230
Recorded investment(5)	1,183	234
Impaired loans without allowance	1,183	234
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	3	1

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended September 30, 2017 and the year ended December 31, 2016 ($ in thousands).

	September 30,	December 31,
	2017	2016
Average recorded investment	$708	$509
Interest income recognized	46	27
Interest income received in cash	19	27

Allowance for loan losses

At September 30, 2017, and December 31, 2016, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2017, and December 31, 2016, collection was deemed probable for amounts owing.

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and nine months ended September 30, 2017 ($ in thousands).

	For the Three Months Ended	For the Nine Months Ended
Balance, beginning of period	$12,623	$19,782
Acquisitions	—	—
Dispositions	(3,558)	(10,850)
Improvements/betterments	108	241
Balance, end of period	$9,173	$9,173

At September 30, 2017, all properties are designated held for sale.

REO summarized by property classification is presented in the following table ($ in thousands).

	September 30, 2017		December 31, 2016
	Properties	NBV	Properties	NBV
Property classification
Rental	4	$5,565	5	$16,174
Non-Rental	3	3,608	3	3,608
Total REO, net	7	$9,173	8	$19,782

Rental properties consist of the following four properties at September 30, 2017.

•	In Los Angeles County, 13 residential units in a condominium complex
•	In San Francisco County, 3 residential units in a condominium complex
•	In Contra Costa County, a commercial office property
•	In San Francisco County, an interest in a commercial property

Non-Rental properties consist of the following three properties at September 30, 2017.

•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

The residential rental properties were substantially vacated by January 31, 2017, as the units are being sold. Residential rental operations are substantially wound down as of September 30, 2017.

Earnings from rental operations are presented in the following table for the three and nine months ended September 30, 2017 and 2016 ($ in thousands).

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Rental income	$14	$1,394	$283	$4,175
Operating expenses, rentals
Administration and payroll	23	160	79	543
Homeowner association fees	30	122	112	352
Professional services	6	36	19	62
Utilities and maintenance	101	310	411	698
Advertising and promotions	—	18	1	27
Property taxes	21	191	100	588
Other	12	24	61	105
Total operating expenses, rentals	193	861	783	2,375
Net operating income	(179)	533	(500)	1,800
Depreciation	—	—	—	—
Receiver fees	—	15	3	17
Rental operations, net	(179)	518	(503)	1,783
Interest on mortgages	—	235	—	737
Rental operation, net of mortgage interest	$(179)	$283	$(503)	$1,046

Leases on residential properties are one-year lease terms or month to month.

The following transactions closed during the three months ended September 30, 2017:

-	Sold 11 of 24 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $246,000.
-	Sold 2 of 5 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $195,000.

The following transactions closed during the six months ended June 30, 2017:

-	Sold 18 of 42 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $342,000.
-	Sold 3 of 8 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $448,000.
-	Sold 3 commercial units and a parking lot in Ventura County for a gain of approximately $71,000 after taking into account a portion of a previously recorded valuation reserve.

Mortgages payable

The partnership had no mortgages payable at September 30, 2017, or December 31, 2016.

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

September 30, 2017 (unaudited)

Certain assets and liabilities are measured at fair value on a non-recurring basis and are listed below.

- Loans designated impaired (i.e., that are collateral dependent with a specific reserve)

- REO for which a valuation reserve has been recorded

- REO acquired through foreclosure during the year

No assets or liabilities were measured at fair value on a non-recurring basis during the nine months ended September 30, 2017.

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

September 30, 2017 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at September 30, 2017 as presented in the following table ($ in thousands).

2017	$5,853
2018	19,487
2019	14,154
2020	7,291
2021	3,865
Thereafter	1,061
Total	$51,711

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

General economic conditions- California

Our mortgage loans are secured by California real estate, and the value of the real estate securing our loans can vary with changes in the economic activity and employment conditions in California. Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports. Highlights from recently issued reports from Wells Fargo Securities Economic Group are presented below.

In the publication dated October 20, 2017 by the Economics Group of Wells Fargo Securities the headline read:

“California Employment Conditions: September 2017 | California Gains 52,200 Jobs in September”

“Hiring rebounded across much of California in September. Nonfarm payrolls rose by 52,200 and the prior month’s job drop was not as large as first reported, and now shows just a 7,700-job loss. California added an average of 43,000 jobs a month in the third quarter, which marks a bit of a pickup from the prior 7 quarters. On a year-to-year basis, California added 268,800 jobs, which marks a 1.6 percent increase on a three-month moving average basis. The Golden State’s job growth continues to outpace the nation as a whole, which saw employment climb 1.2 percent.

Construction continues to see the strongest growth on a percentage basis, while education and healthcare added the most net new positions over the year. Hiring in professional and technical services has clearly lost momentum over the past year. The sector includes much of California’s tech sector and is essentially flat with its year-ago level on a three-month moving average basis.  The slowdown is perplexing, as demand for high tech products and services appears to be increasing and other tech employment categories, such as information services, continue to grow fairly solidly. While we acknowledge that some tech firms have tightened their belts, we believe the extent of the slowing has been exaggerated and expect to see professional and tech services employment revised up when the benchmark revisions are published early next year. Most of the slowing has been since March, which is the last month that we had hard data from the Quarterly Census of Employment and Wages (QCEW).”

Key performance indicators

Key performance indicators are presented in the following table at and for the nine months ended September 30, 2017, 2016, and 2015 ($ in thousands).

	2017	2016	2015
Secured loans – average daily balance	$110,987	79,446	71,258
Secured loans – end-of-period	$132,067	83,385	46,721

Interest on loans	$6,806	5,322	3,982
Portfolio interest rate(1)	8.1%	8.3%	7.5%
Effective yield rate(2)	8.2%	8.9%	7.5%

Provision for (recovery of) loan losses	$(25)	(25)	964
Percent(2)	0.0%	0.0%	1.8%

Real estate owned (REO)
REO – end of period	$9,173	76,200	102,511
Mortgages payable – end-of-period	$—	27,089	27,654

Rental operations, net	$(503)	1,783	3,575
Interest on mortgages payable	$—	737	1,413
Rental operations, net after mortgage interest	$(503)	1,046	2,162

Realized gains on REO sales	$1,302	1,159	3,863

Operations expense	$4,060	3,818	3,682

Net Income	$3,574	4,308	5,992
Percent(3)(4)	2.9%	3.2%	4.1%

Partner Distributions	$2,104	1,954	1,755
Percent (annual rate)(5)	3.0%	2.5%	2.5%

Limited Partners’ capital – average balance	$160,320	180,394	193,309
Limited Partners’ capital – end-of-period	$152,914	173,447	189,233

Partner Liquidations(6)	$16,399	16,359	11,434

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of September 30, 2017 were approximately $51,711,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance indicators are presented in the following table at and for the three months ended September 30, 2017, 2016, and 2015 ($ in thousands).

	2017	2016	2015
Secured loans – average daily balance	$129,370	90,980	61,840
Secured loans – end-of-period	$132,067	83,385	46,721

Interest on loans	$2,618	2,235	1,099
Portfolio interest rate(1)	8.1%	8.2%	8.0%
Effective yield rate(2)	8.1%	9.8%	7.1%

Provision for (recovery of) loan losses	$—	—	564
Percent(2)	0.0%	0.0%	3.6%

Real estate owned (REO)
REO – end of period	$9,173	76,200	102,511
Mortgages payable – end-of-period	$—	27,089	27,654

Rental operations, net	$(179)	518	1,173
Interest on mortgages payable	$—	235	641
Rental operations, net after mortgage interest	$(179)	283	532

Realized gains on REO sales	$441	375	1,871
			—
Operations expense	$1,339	1,198	1,150

Net Income	$1,545	1,711	1,908
Percent(3)(4)	3.9%	3.9%	4.0%

Partner Distributions	$699	632	613
Percent (annual rate)(5)	3.0%	2.5%	2.5%

Limited Partners’ capital – average balance	$155,390	175,735	190,984
Limited Partners’ capital – end-of-period	$152,914	173,447	189,233

Partner Liquidations(6)	$5,782	5,638	4,778

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of September 30, 2017 were approximately $51,711,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The September 30, 2017 end-of-period secured loan balance was approximately $132.1 million, up 58.4% ($48.7 million) compared to the September 30, 2016 end-of-period secured loan balance of approximately $83.4 million, which was up 78.5% ($36.7 million) compared to the September 30, 2015 end-of-period secured loan balance of approximately $46.7 million. The overall increased balance of the secured loan portfolio is due to the 1) favorable economic environment generally and to the increased investment in California real estate markets specifically, and 2) the proceeds from the sale of REO properties being reinvested, both of which expands the opportunity for new loans.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2017, 62 (82%) of the partnership’s 76 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause. As of September 30, 2017, 32 (42%) of the loans outstanding (representing 66% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at September 30, 2017 was 55.7%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.3% in the property, and we as lenders have loaned in the aggregate 55.7% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

For the three and nine months ended September 30, 2017, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.9% and 2.9% (annualized), respectively. Distributions to those limited partners electing periodic distributions was 3.0% (annualized).

For the nine months ended September 30, 2017, continuing improvement in interest on loans ($6.8 million in 2017, $5.3 million in 2016, and $4.0 million in 2015) is reflective of the growth in the portfolio of performing loans.

Net income for the nine months ended September 30, 2017 was approximately $3,574,000  a decrease of approximately $734,000 (17.0%) compared to the same period in 2016 due to the decrease in REO income as the REO portfolio is liquidated, and proceeds reinvested in loans. Total operations expense as a percent of interest income on loans was 59.7% and 71.7% for the nine months ended September 30, 2017 and 2016, respectively.

REO income decreased approximately $1,962,000 (71.7%) for the nine months ended September 30, 2017 compared to the same period in 2016, due primarily to the sale of certain REO properties and the overall reduction in the REO portfolio. As the REO portfolio continues to sell in a favorable real estate market, and the proceeds are reinvested in performing loans, REO income is expected to decline with offsetting increases to interest income. REO income includes earnings from rental operations, net of mortgage interest, holding costs of non-rental properties and gains or losses on the sale of REO.

Analysis and discussion of income from operations 2017 v. 2016 (nine months ended)

Significant changes to revenue and expense for the nine month period ended September 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Nine Months Ended September 30,
2017	$6,806	$(25)	$4,060	$(503)	$1,302	$(23)	$3,574
2016	5,322	(25)	3,818	1,046	1,159	533	4,308
Change	$1,484	$—	$242	$(1,549)	$143	$(556)	$(734)

Explanation
Loan balance increase (decrease)	1,813	—	355	—	—	—	1,458
Effective yield rate	(329)	—	—	—	—	—	(329)
REO sales	—	—	—	(1,549)	143	(556)	(1,962)
Professional services	—	—	(99)	—	—	—	99
Other	—	—	(14)	—	—	—	—
Change	$1,484	$—	$242	$(1,549)	$143	$(556)	$(734)

The tables above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $1,484,000 for the nine month period ended September 30, 2017 compared to the same period in 2016 due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increased approximately $31.5 million, or approximately 39.7%.

Provision for (recovery of) loan losses/allowance for loan losses

At September 30, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Significant changes to operations expense for the nine month period ended September 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Nine Months Ended September 30,
2017	$1,230	$459	$1,518	$838	$15	$4,060
2016	875	515	1,443	985	—	3,818
Change	$355	$(56)	$75	$(147)	$15	$242

Explanation
Loan balance increase (decrease)	355	—	—	—	—	355
Professional services rendered	—	—	48	(147)	—	(99)
Capital balance decrease	—	(56)	(3)	—	—	(59)
Other	—	—	30	—	15	45
Change	$355	$(56)	$75	$(147)	$15	$242

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $355,000 for the nine month period ending September 30, 2017 over the same period in 2016 is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $56,000 was due to the reduction in the total capital under management. Limited partners’ capital at September 30, 2017 and 2016, was approximately $152.9 million and $173.4 million, respectively.

•Costs from RMC

The increase in costs from RMC of $75,000 was due to increased operating expenses, particularly compliance costs, incurred by RMC.

•Professional services

Professional services, including audit & tax fees, decreased approximately $147,000 due primarily to audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC returns and dissolutions, and financial reporting.

REO – rental operations, net after mortgage interest

 At September 30, 2017, all rental properties were designated held for sale, and accordingly were not depreciated. At September 30, 2017, there were 4 rental properties comprised of 2 residential and 2 commercial properties. The residential rental properties were substantially vacated by January 31, 2017 as the units are being sold, and rental operations are being wound down. Substantially all residential properties are expected to be sold as of December 31, 2017.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

At September 30, 2017, the partnership held 7 REO properties, all of which were designated held for sale. At September 30, 2016 and 2015, total REO properties held were 10 and 14, respectively.

The September 30, 2017, REO balance, end of period, was approximately $9.2 million, down 88.0% ($67.0 million) compared to the September 30, 2016 balance of approximately $76.2 million, which was down 25.6% ($26.3 million) compared to the September 30, 2015 balance of approximately $102.5 million. At September 30, 2017, approximately 42.2% ($3.9 million) of total REO consisted of one property located in Glendale, California.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Analysis and discussion of income from operations 2017 v. 2016 (three months ended)

Significant changes to revenue and expense for the three month period ended September 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Three Months Ended September 30,
2017	$2,618	$—	$1,339	$(179)	$441	$(8)	$1,545
2016	2,235	—	1,198	283	375	(18)	1,711
Change	$383	$—	$141	$(462)	$66	$10	$(166)

Explanation
Loan balance increase (decrease)	658	—	135	—	—	—	523
Effective yield rate	(275)	—	—	—	—	—	(275)
REO sales	—	—	—	(462)	66	10	(386)
Professional services	—	—	19	—	—	—	(19)
Other	—	—	(13)	—	—	—	(9)
Change	$383	$—	$141	$(462)	$66	$10	$(166)

The tables above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $383,000 for the three month period ending September 30, 2017 compared to the same period in 2016, due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increased approximately $38.4 million, or approximately 42.2%.

Provision for (recovery of) loan losses/allowance for loan losses

At September 30, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2017, collection was deemed probable for amounts owing.

Operations expense

Significant changes to operations expense for the three month period ended September 30, 2017 compared to the same period in 2016 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Three Months Ended September 30,
2017	$483	$148	$516	$198	$(6)	$1,339
2016	348	167	468	227	(12)	1,198
Change	$135	$(19)	$48	$(29)	$6	$141

Explanation
Loan balance increase (decrease)	135	—	—	—	—	135
Professional services rendered	—	—	48	(29)	—	19
Capital balance decrease	—	(19)	—	—	—	(19)
Other	—	—	—	—	6	6
Change	$135	$(19)	$48	$(29)	$6	$141

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $135,000 for the three month period ending September 30, 2017 over the same period in 2016, is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $19,000 was due to the reduction in the total capital under management. Limited partners’ capital at September 30, 2017 and 2016, was approximately $152.9 million and $173.4 million, respectively.

•Costs from RMC

The increase in costs from RMC of $48,000 was due to increased operating expenses, particularly compliance costs, incurred by RMC.

•Professional services

Professional services, including audit & tax fees, decreased approximately $29,000 due primarily to audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC returns and dissolutions, and financial reporting.

REO – rental operations, net after mortgage interest

At September 30, 2017, all rental properties were designated held for sale, and accordingly were not depreciated. At September 30, 2017, there were 4 rental properties comprised of 2 residential and 2 commercial properties. The residential rental properties were substantially vacated by January 31, 2017 as the units are being sold, and rental operations are being wound down. Substantially all residential units are expected to be sold as of December 31, 2017.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

At September 30, 2017, the partnership held 7 REO properties, all of which were designated held for sale. At September 30, 2016 and 2015, total REO properties held were 10 and 14, respectively.

The September 30, 2017, REO balance, end of period, was approximately $9.2 million, down 88.0% ($67.0 million) compared to the September 30, 2016 balance of approximately $76.2 million, which was down 25.6% ($26.3 million) compared to the September 30, 2015 balance of approximately $102.5 million. At September 30, 2017, approximately 42.2% ($3.9 million) of total REO consisted of one property located in Glendale, California.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Partners' capital
Distributions	$(699)	$(632)	$(2,104)	$(1,954)
Formation loan, net of early withdrawal fees	87	111	215	315
Liquidations	(5,782)	(5,638)	(16,399)	(16,359)
Cash used in partners' capital	(6,394)	(6,159)	(18,288)	(17,998)

Loan earnings and payments
Interest	2,338	2,413	6,273	5,049
Other loan income	13	36	27	53
Operations expense	(1,186)	(1,134)	(4,060)	(3,749)
Principal payments and recoveries	1,465	21,629	14,418	38,296
Total cash from loan earnings	2,630	22,944	16,658	39,649

Loans originated, net	(7,750)	(14,475)	(50,618)	(59,245)
Loans acquired from affiliates	—	—	(1,000)	—
Advances on loans	(375)	(38)	(377)	(49)
Total cash from loan production	(8,125)	(14,513)	(51,995)	(59,294)
Cash from loan earnings and production	(5,495)	8,431	(35,337)	(19,645)

REO operations, sales and development
Rental operations, net	(148)	(241)	(520)	775
Holding costs	(9)	(18)	(24)	533
Other assets	(108)	—	(241)	3,411
Proceeds from real estate sales	3,998	5,315	12,222	10,515
Cash from REO operations, sales and development	3,733	5,056	11,437	15,234

Outside financing
Interest expense	—	(218)	—	(684)
Principal, net	—	(139)	—	(1,346)
Cash from outside financing	—	(357)	—	(2,030)
Net cash increase/(decrease) before distributions to limited partners	(1,762)	13,130	(23,900)	(6,441)
Net increase/(decrease) in cash	$(8,156)	$6,971	$(42,188)	$(24,439)
Cash, end of period	$3,135	$32,234	$3,135	$32,234

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Capital liquidations-without penalty	$4,695	$4,258	$13,722	$12,426
Capital liquidations-subject to penalty	1,087	1,380	2,677	3,933
Total	$5,782	$5,638	$16,399	$16,359

Scheduled limited partner capital withdrawals at September 30, 2017 are presented in the following table ($ in thousands).

2017	$5,853
2018	19,487
2019	14,154
2020	7,291
2021	3,865
Thereafter	1,061
Total	$51,711

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from

•	loan payoffs,
•	borrowers’ monthly principal and interest payments,
•	earnings retained (i.e. not distributed) in partners’ capital accounts,
•	REO sales, and,
•	to a lesser degree and, if obtained, a line of credit.

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

At September 30, 2017, the partnership had no construction or rehabilitation loans outstanding.

We had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 59% and 58% at September 30, 2017 and 2016, respectively.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk (Not included as smaller reporting company)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures Over Financial Reporting

The partnership is externally managed by RMC. The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the members on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary for us to conduct our business, as we have no employees of our own.

As a California limited partnership, we do not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is no independent oversight of the partnership’s financial reporting process. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and maintaining internal controls over our financial reporting.

RMC has enhanced organizational effectiveness and oversight of its financial reporting and disclosure controls and procedures by engaging external (i.e. independent) legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist the Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of the MS Dynamics software and the completion of the 2017 COSO-2013 evaluation and testing; one of the CPA firms for federal and California tax compliance; and a national advisory firm for assistance in the determination of the fair value of partnership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's controls and procedures over financial reporting disclosure were properly designed and effective as of September 30, 2017. The evaluations as of December 31 2016, and as of March 31 and June 30, 2017 had resulted in the conclusion that as of the filings of the 2016 Annual Report on Form 10-K and the 2017 interim, quarterly filings on Form 10-Q dated March 31 and June 30 that the disclosure controls were not effective as a result of then existing material weaknesses in internal control over financial reporting.

The conclusion by the management of RMC as of December 31, 2016, did not preclude the partnership’s independent auditors from issuing an unqualified opinion on the 2016 financial statements included in the 2016 Annual Report on Form 10-K.

Changes to Internal Control Over Financial Reporting

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software at the close of business on December 31, 2016.  MS Dynamics general ledger software became the system of record on January 1, 2017.

Beginning in 2015, the manager enhanced its organizational effectiveness and oversight of its controls and procedures over financial reporting and disclosure processes by engaging external (i.e. independent) legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist the Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of the MS Dynamics software and completion of the 2017 COSO-2013 evaluation and testing; one of the CPA firms also for federal and California tax compliance; and a national advisory firm for assistance in the determination of the fair value of partnership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

The broad scope of the system and organization changes necessitated a comprehensive re-evaluation of the internal controls for 2017 using the COSO 2013 framework. The following summarizes the status and conclusions to September 30, 2017.  As noted above, a California- headquartered CPA firm has been assisting in the documentation and the testing of the entity-level and the significant process level controls for internal control over financial reporting. The firm is an experienced, subject-matter expert in both the implementation of the control and processing of the MS Dynamics software and in the required internal control analysis and testing required by SEC regulation, particularly as to the COSO 2013 framework, including applicable and appropriate consideration of the COBIT guidance.

-

The analysis and testing of the application controls of the installed MS Dynamics software and the IT general controls were completed in the third quarter of 2017. Management concluded that the IT controls surrounding MS Dynamics software and the IT general control environment are designed properly and operating effectively.

-	The documentation and analysis of the entity-level and significant process level controls for internal control over financial reporting and disclosure was completed in the third quarter of 2017.

-	Certain key entity-level controls have been identified and testing began with the quarter-ended June 30, 2017, and is ongoing.

-

Based upon the conclusions reached as to the evaluations of the IT process and general controls and of the entity-level and significant process-level controls, the manager concluded that its internal controls over financial reporting and disclosure were designed properly and operating effectively as of September 30, 2017, and for the quarter and nine-months then ended.

The manager is on schedule to complete its testing as it relates to management’s certification regarding internal control over financial reporting for the year ended December 31, 2017.

As a result of the completion in 2017 of the actions taken in prior years, the manager concluded the material weaknesses identified at December 31, 2016, were remedied as of September 30, 2017. The status, as of September 30, 2017, of each of the material weaknesses existing at December 31, 2016, is summarized below.

-	Control Environment and Monitoring

The board of directors of RMC consists of the following officers of RMC: the President, Secretary, Treasurer (who serves as the principal executive officer and principal financial officer); the Vice President of Investor Sales (the President's brother); and the Vice President of Loan Production and Underwriting. There is no independent board member with financial background and experience, which increased the risk of management override.

RMC’s management consulted with its securities law firms and other professionals, including a CPA firm with a practice in COSO 2013 documentation and evaluations of internal controls, to determine best practices applicable:

1. to the structure of the board of RMC given that the affiliated mortgage funds (and not RMC) are the SEC registrants, and

2. to any other changes, appropriate to enhance internal controls for public reporting entities (and/or their sponsors) such as RMI IX and RMC that are not subject to national securities exchange rules or other guidance.

RMC enhanced its organizational effectiveness and oversight of its financial reporting processes by engaging – on an ongoing basis - external (i.e. independent) legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist the Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of the MS Dynamics software and completion of the 2017 COSO-2013 evaluation and testing; one of the CPA firms also for federal and California tax compliance; and a national advisory firm for assistance in the determination of the fair value of partnership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

-	Information and Communication

At December 31, 2016, and for periods prior, access to RMC's then in place general ledger system did not require passwords with appropriate complexity. Further, during 2016 the President had administrator access to the general ledger as well as to RMC's loan servicing system. These weaknesses created a lack of segregation of duties and a risk of management override.

-

RMC undertook to upgrade its in place processing controls generally, but particularly in accounting/finance, to enhance its capabilities as to internal and external financial reporting, planning and analysis and to better its internal controls and data reliability and integrity. To assist (and in some cases to lead) these efforts, RMC engaged qualified professionals and firms experienced in the successful implementation and utilization of these technologies. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software suite at the close of business on December 31, 2016, and became the system of record on January 1, 2017.

-

With the implementation of MS Dynamics, the deficiencies in control of administrative rights and password complexity were corrected. Additionally, the President’s (and all employees) access rights to the administrative controls of the general ledger (MS Dynamics) and the loan servicing system (TMO) has been assigned to the IT function which is outsourced to a third-party information technology contractor.  No RMC employee has administrative rights to either TMO or MS Dynamics.

-

The analysis and testing of the application controls of the installed MS Dynamics software and the IT general controls were completed in the third quarter of 2017. Management concluded that the IT controls surrounding MS Dynamics software and the IT general control environment are designed properly and operating effectively.

Risk Assessment, Monitoring and Control Activities

At December 31, 2016, RMC had not sufficiently documented that its management review controls over financial reporting are performed to a level of precision compliant with COSO 2013 requirements and had similarly not sufficiently documented the process by which variances from expectations are investigated and resolved. Further, the operating effectiveness in 2016 of the activity-level control surrounding quarter-end and year-end cutoff was determined to be not sufficient to ensure revenue and/or expenses were being recorded in the correct period.  Management to offset the shortcomings inherent in the general ledger system then in effect had implemented these management review process and controls as an offset to the system shortcomings.  It was known that those processes and controls would be re-engineered and re-documented within scope of the MS Dynamics software implementation as of January 1, 2017. As to the deficiency of controls and documentation of quarter-end and year-end cutoff, these processes and controls were within scope of the implementation of the MS Dynamics, and – in addition – applied principally to transactions in the rental operations of the REO owned by RMI VIII and managed by firms contracted by RMC.  Substantially all of the remaining rental operations were discontinued as of June 30, 2017, as the last of the leased REO are sold or are being marketed for sale.

-

The documentation and analysis of the entity-level and significant process-level controls for internal control over financial reporting was completed in the third quarter of 2017. Certain key entity-level controls have been identified and testing began with the quarter-ended June 30, 2017.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of September 30, 2017, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended September 30, 2017 were approximately $5,782,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: November 13, 2017	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 13, 2017	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner