Form 10-K
period 2017-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2018-04-02
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII,

a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	94-3158788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

177 Bovet Road, Suite 520, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act).    ☐  YES    ☒  NO

The registrant’s limited partnership units are not publicly traded and therefore have no market value.

The registrant had 147,329,043 limited partnership interests outstanding as of February 28, 2018.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2017

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	our ability to grow our mortgage lending business;
•	the general partners’ ability to make and arrange for loans that fit our investment criteria,
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans; and
•	changes in government regulation and legislative actions affecting our business.

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

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales; and
•	to a lesser degree and, if obtained, a line of credit.

We are externally managed by Redwood Mortgage Corp., a general partner (RMC or the manager). The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own.

The mortgage loans we fund and/or invest in are arranged and generally are serviced by RMC. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

Limited partners representing a majority of the outstanding units may, without the consent of the general partners, vote to:

•	dissolve the partnership;
•	amend the partnership agreement subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of the assets of the partnership; and
•	remove or replace one or all of the general partners.

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

Liquidity, capital withdrawals and early withdrawals

Because there are substantial restrictions on transferability of units, there is no established public trading and/or secondary market for the units, and none is expected to develop. To provide liquidity to limited partners, the partnership agreement provides that limited partners, after the minimum five-year period, may withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

We have not established a cash reserve from which to fund withdrawals and, accordingly, our capacity to return a limited partner’s capital is subject to the availability of partnership cash. No more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year.

Investment objectives and lending guidelines

Our primary investment objectives are to:

•	yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their affiliates; and
•	preserve and protect our capital.

We generally fund loans:

•	having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis; and
•	having maturities of 5 years or less.

The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans at maturity possibly would have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay at maturity, the partnership may consider extending the term through a loan modification or foreclosing on the property. A reduction in loan repayments would reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans and/or, if ongoing for an extended period, provide earnings distributions and redemptions of partners’ capital.

Generally, interest rates on our mortgage loans are not affected by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of our loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce our investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower rates of interest, a lower yield to partners may possibly result.

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

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, we may have a higher level of payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

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
•

with respect to the partnership, required filings with the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, including periodic reports such as Form 10-K and Form 10-Q, and required filings with the states’ securities agencies.

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

This federal law enacted in 1975 provides for public access to information on a lender’s loan activity. It requires lenders to report to their federal regulator certain information about mortgage loan applications it receives, such as the race and gender of its customers, the disposition of the mortgage application, income of the borrowers and interest rate (i.e. APR) information. Amendments to HMDA became effective on January 1, 2018. Under the amended regulation lenders will be required to report 40 additional data points on their loan applications, including borrower age and credit data, lender fees, debt-to-income ratios and loan-to-value ratios.

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

Because our offerings of limited partnership interests were registered under the Securities Act of 1933, as amended, and we have registered the limited partnership interests pursuant to Section 12(g) of the Exchange Act, we are subject to the requirements of a public reporting company. Public reporting companies are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations promulgated by the SEC. However, as discussed in Item 9.A. of this report, the partnership is externally managed by RMC and many of the requirements of Sarbanes-Oxley are not directly applicable to us since we do not have a board of directors, including an independent board member. The registration of our limited partnership interests pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder.

•	Sarbanes-Oxley Act of 2002

RMC, as our manager, is responsible for establishing and maintaining adequate internal control over financial reporting with respect to us as required by Section 404 of Sarbanes-Oxley and rules and regulations of the SEC thereunder. RMC is required to review and evaluate on an annual basis our internal control over financial reporting, and on a quarterly basis, to evaluate changes in our internal control over financial reporting. See Section 9.A.

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

Item 1A – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2 – Properties

See Note 5 - Real Estate Owned (REO) to the financial statements included in Part II, Item 8 of this report for a description of REO properties which description is incorporated by this reference into this Item 2.

Item 3 – Legal Proceedings

In the normal course of our business, we may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect our interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership. As of the date hereof, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Units

Because there are substantial restrictions on transferability of limited partnership interests, there is no established public trading and/or secondary market for the limited partnership interests, and none is expected to develop

In order to provide liquidity to partners, we provide certain liquidation rights. See “Liquidity, capital withdrawals and early withdrawals” in Part I of this report.  As of February 28, 2018, we had approximately 5,000 limited partners with approximately 147,329,000 units of limited partnership interest.

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distributions

Cash distributions totaled $2,864,050 and $2,637,026 in 2017 and 2016, respectively.  See “Distribution policy” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Liquidity and capital withdrawals

Withdrawals in 2017 and 2016 by quarter are presented in the following table ($ in thousands). All withdrawal payments are processed on the last day of the quarter, and are valued at $1 per unit.

Units redeemed	2017	2016
Q1	$5,263	$5,325
Q2	5,354	5,396
Q3	5,782	5,637
Q4	6,401	5,875
Total	$22,800	$22,233

Fair market value / unit value

RMC obtained information regarding fair market valuations and unit value as of December 31, 2017 for RMI VIII in compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates. The valuation was performed by a qualified, nationally prominent firm in accordance with the objective, scope, and approach established by RMC, and is the sole responsibility of RMC. Industry standard valuation approaches, including the Discounted Cash Flow, Income, Market and Cost Approach were utilized in deriving the fair values as appropriate. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon withdrawal of units.

The fair value of a unit of RMI VIII was determined to be $0.98, after consideration of the fair values of the net assets held and the restrictions in the withdrawal provisions and the restrictions on transferability of units.

The fair value of the portfolio’s secured loans and REO is $140.3 million, representing a premium of approximately $3.4 million over the book value, per the analysis, based principally on discounted cash flow for the loans and market values for REO.

The assets are valued based on the appropriate application of industry standard valuation approaches including the discounted cash flow, income, market, and cost approaches. Although all four approaches are considered in a comprehensive valuation analysis, the nature of the asset and the availability of data will dictate which approaches are ultimately utilized to derive each asset’s value.

Discounted Cash Flow Approach - The discounted cash flow method is comprised of four steps:

•	project future cash flows for a certain discrete projection period;
•	discount these cash flows to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money;
•	estimate the residual value of cash flows subsequent to the discrete projection period; and
•	combine the present value of the residual cash flows with the discrete projection period cash flows to indicate the fair market value.

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

•	physical depreciation;
•	functional obsolescence; and
•	economic obsolescence.

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

Item 6 – Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, which are included in Part II, Item 8 of this Report.

General Partners

See Notes 1 (Organization and General) and 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of various partnership activities for which the general partners are compensated, including the formation loan, which presentation is incorporated by this reference into this Item 7.

Critical Accounting Policies

See Note 2 (Summary of Significant Accounting Policies) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 7.

Results of Operations

General economic conditions - California

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is dependent significantly on economic activity and employment conditions in the California.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its reports and commentary regarding California’s employment and economic conditions.  Highlights from a recently issued report from Wells Fargo Securities Economics Group is presented below.

In the publication “California Gets a Jump on 2018” dated March 9, 2018:

“Employers in the Golden State added 35,500 jobs in January, and the annual benchmarking process revised 2017 job gains higher.  California’s jobless rate ticked 0.1 percentage point lower to 4.4 percent in January.”

“California’s 35,500-job gain continued the momentum built in 2017, which was actually stronger than first reported.  California’s annual benchmark revision to payrolls revealed that employers actually added about 30,000 more jobs by the end of 2017 than originally estimated. Job growth accelerated further in January to a year-over-year increase of 2.2 percent, on a three month average basis, which represented a gain of 362,300 net new jobs. California’s payroll growth is on an upward trend and among the fastest in the nation, according to the September 2017 QCEW data, which inputs into the annual revisions. Only other states in the west added jobs faster than California.” …

“All of California’s main employment sectors are adding jobs, underscoring the broadening of the expansion beyond the tech and energy-driven growth that was the hallmark of the first half of the decade. That employers in all of California’s major metro areas added to payrolls over the past year is further evidence that more of the state is taking part in the economic expansion.  Construction job growth is being driven by strong demand for new homes, particularly on the more affordable end of the spectrum.  We expect construction payrolls to continue to grow rapidly, as long as workers can be found.  California is in serious need of more housing stock. Similarly, health care workers are in high demand, which has propelled the sector to one of California’s fastest growing.  The tech sector remains a potent job driver, and strength in that area offset losses elsewhere in the information sector over the past year.  Information payrolls rose 6,100 jobs despite a 10,300-job loss in the motion picture industry and a 2,800-job loss in telecommunication.  Manufacturing is another sector that endured a rough patch in recent years, and the newly revised data show the sector rebounding slightly earlier and stronger than first thought.” …

“California’s labor force grew slightly faster than its population but not enough for a meaningful improvement in the labor force participation rate, which still trails the nation. California’s labor market apparently has more slack to absorb, particularly if its strong job growth entices more workers into the labor force from the sidelines. Labor market slack is an increasingly rare commodity among states, as labor shortages seep into more regions and sectors.  Even though California’s labor force has more slack than much of the nation, it is now the tightest it has been since the series began in 1976 and is drifting lower. Employment growth exceeded the labor force again in January to push the jobless rate down 0.1 percentage points to 4.4 percent.  The national jobless rate has been stuck at 4.1 percent since October.”

Key performance indicators

Key performance indicators are presented in the following table for 2017 and 2016 ($ in thousands).

	2017	2016
Secured loans – average daily balance	$116,124	$81,457
Secured loans – end-of-period	$129,955	$94,851

Interest on loans	$9,403	$7,126
Portfolio interest rate(1)	8.1%	8.3%
Effective yield rate(2)	8.1%	11.7%

Provision for (recovery of) loan losses	$(19)	$(50)
Percent(2)	0.0%	(0.1)%

Real estate owned (REO)
REO – end of period	$7,014	$19,782
Mortgages payable – end-of-period	$—	$—

Rental operations, net	$(576)	$1,702
Interest on mortgages payable	$—	$1,581
Rental operations, net after mortgage interest	$(576)	$121

Realized gains on REO sales	$1,211	$2,592

Operations expense	$5,431	$5,166

Net Income	$4,623	$5,307
Percent(3)(4)	2.9%	3.0%

Partner Distributions	$2,865	$2,637
Percent (annual rate)(5)	3.1%	2.5%

Limited Partners’ capital – average balance	$157,614	$177,891
Limited Partners’ capital – end-of-period	$146,791	$167,879

Partner Liquidations(6)	$22,800	$22,233

(1)	Stated note interest rate, weighted daily average
(2)	Percent of secured loans – average daily balance
(3)	Percent of limited partners’ capital – average balance
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of December 31, 2017 were approximately $54,134,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled liquidations as of December 31, 2016 were approximately $53,288,000.

Secured loans

The December 31, 2017 end-of-period secured loan balance was approximately $130.0 million, up 37.0% ($35.1 million) compared to the December 31, 2016 end-of-period secured loan balance of approximately $94.9 million. The increase balance of the secured loan portfolio is due to the 1) favorable economic environment generally and to the increased investment in California real estate markets specifically, and 2) the proceeds from the sale of REO properties being reinvested, both of which expands the opportunity for new loans.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2017, 60 (83%) of the partnership’s 72 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of December 31, 2017, 31 (43%) of the loans outstanding (representing 66% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at December 31, 2017 was 55.6%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.4% in the property, and we as lenders have loaned in the aggregate 55.6% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

For 2017, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 2.9%. Distributions to those limited partners electing periodic distributions was 3.1%.

For 2017, continuing improvement in interest on loans ($9.4 million in 2017, $7.1 million in 2016) is reflective of the growth in the portfolio of performing loans. For 2016, the effective yield rate on the loan portfolio was higher than the portfolio interest rate (11.7% and 8.3%, respectively) due to default-rate interest received on two loans collected in September 2016.

Net income for 2017 was approximately $4,623,000, a decrease of approximately $684,000 (12.9%) compared to 2016 due to the decrease in REO income, as a significant portion of the REO portfolio was liquidated and proceeds reinvested in loans. Total operations expense as a percent of interest income on loans was 57.8% and 72.5% for 2017 and 2016, respectively.

REO income decreased approximately $2,658,000 (81.8%) for 2017 compared to 2016, due primarily to the sale of certain REO properties and the overall reduction in the REO portfolio. As the REO portfolio continues to sell in a favorable real estate market, and the proceeds are reinvested in performing loans, REO income is expected to decline with offsetting increases to interest income. REO income includes earnings from rental operations, net of mortgage interest, holding costs of non-rental properties, and gains or losses on the sale of REO.

Analysis and discussion of income from operations 2017 v. 2016

Significant changes to revenue and expense for 2017 v. 2016 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Year
2017	$9,403	$(19)	$5,431	$(576)	$1,211	$(44)	$4,623
2016	7,126	(50)	5,166	121	2,592	536	5,307
Change	$2,277	$31	$265	$(697)	$(1,381)	$(580)	$(684)

Explanation
Loan balance increase (decrease)	2,439	—	533	—	—	—	1,906
Effective yield rate	(162)	—	—	—	—	—	(162)
REO sales	—	—	—	(697)	(1,381)	(580)	(2,658)
Professional services	—	—	(244)	—	—	—	244
Other	—	31	(24)	—	—	—	(14)
Change	$2,277	$31	$265	$(697)	$(1,381)	$(580)	$(684)

      The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $2,277,000 for the year ended December 31, 2017 compared to the same period in 2016 due to growth of the secured loan portfolio. The secured loans- average daily balance increased approximately $34.7 million, or approximately 42.6%.

Provision for (recovery of) loan losses/allowance for loan losses

At December 31, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at December 31, 2017, collection was deemed probable for amounts owing.

Operations expense 2017 v. 2016

Significant changes to operations expense for 2017 v. 2016 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Year
2017	$1,724	$603	$2,033	$1,052	$19	$5,431
2016	1,191	678	1,963	1,344	(10)	5,166
Change	$533	$(75)	$70	$(292)	$29	$265

Explanation
Loan balance increase (decrease)	533	—	—	—	—	533
Professional services rendered	—	—	48	(292)	—	(244)
Capital balance decrease	—	(75)	(8)	—	—	(83)
Other	—	—	30	—	29	59
Change	$533	$(75)	$70	$(292)	$29	$265

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $533,000 from 2017 over 2016, is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $75,000 was due to the reduction in the total capital under management. Total partners’ capital at December 31, 2017 and 2016, was approximately $146.0 million and $167.0 million, respectively.

•Costs from RMC

The increase in costs from RMC of $70,000 was due primarily to increased operating expenses, particularly compliance costs, incurred by RMC.

•Professional services

Professional services, including audit & tax compliance fees, decreased approximately $292,000 due primarily to a decrease in audit, tax, and accounting fees relating to real estate transactions.

REO – rental operations, net after mortgage interest

At December 31, 2017, a significant portion of residential units were sold, with the remaining units expected to be sold in the first quarter of 2018.

REO – end-of-period balance, mortgages payable and realized gains/(losses) on REO sales and valuation adjustments

The December 31, 2017, REO balance, end of period, was approximately $7.0 million, down 64.5% ($12.8 million) compared to the December 31, 2016 balance of approximately $19.8 million.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part II, Item 8 of this report for detailed presentations of REO sales transactions, rental activity, and additional information regarding REO activity during the period.

Summary comparison – 2017 4th quarter v. 3rd quarter

Significant changes to revenue and expense items for the three-month periods ended December 31, and September 30, are summarized in the following tabled ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Three Months Ended
December 31, 2017	$2,597	$6	$1,371	$(73)	$(91)	$(21)	$1,049
September 30, 2017	2,618	—	1,339	(179)	441	(8)	1,545
Change	$(21)	$6	$32	$106	$(532)	$(13)	$(496)

Explanation
Loan balance increase (decrease)	(21)	—	11	—	—	—	(32)
REO sales	—	—	—	106	(532)	(13)	(439)
Professional services	—	—	15	—	—	—	(15)
Capital balance decrease	—	—	(4)	—	—	—	4
Other	—	6	10	—	—	—	(14)
Change	$(21)	$6	$32	$106	$(532)	$(13)	$(496)

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2017	2016
Partners' capital
Distributions	$(2,865)	$(2,637)
Formation loan, net of early withdrawal fees	650	650
Liquidations	(22,800)	(22,233)
Cash used in partners' capital	(25,015)	(24,220)

Loan earnings and payments
Interest	8,834	6,825
Other loan income	41	48
Operations expense	(5,360)	(4,881)
Principal payments and recoveries	17,536	41,498
Total cash from loan earnings	21,051	43,490

Loans originated, net	(51,618)	(73,881)
Loans acquired from affiliates	(1,000)	—
Advances on loans	(420)	(51)
Total cash from loan production	(53,038)	(73,932)
Cash from loan earnings and production	(31,987)	(30,442)

REO operations, sales and development
Rental operations, net	(777)	562
Holding costs	(44)	536
Other assets	(253)	3,411
Proceeds from real estate sales	14,476	68,485
Cash from REO operations, sales and development	13,402	72,994

Outside financing
Interest expense	—	(1,248)
Principal, net	—	(28,434)
Cash from outside financing	—	(29,682)
Net cash increase/(decrease) before distributions to limited partners	(18,585)	12,870
Net increase/(decrease) in cash	$(43,600)	$(11,350)
Cash, end of period	$1,723	$45,323

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Year Ended December 31,
	2017	2016
Capital liquidations-without penalty	$18,525	$16,947
Capital liquidations-subject to penalty	4,275	5,286
Total	$22,800	$22,233

Scheduled limited partner capital withdrawals at December 31, 2017 are presented in the following table ($ in thousands).

2018	$24,247
2019	14,994
2020	8,156
2021	4,779
2022	1,890
Thereafter	68
Total	$54,134

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts subject to limitations) from

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales; and;
•	to a lesser degree and, if obtained, a line of credit.

The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans at maturity possibly would have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay at maturity, the partnership may consider extending the term through a loan modification or foreclosing on the property. A reduction in loan repayments would reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans and/or, if ongoing for an extended period, provide earnings distributions and redemptions of partners’ capital.

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

Contractual obligations

The partnership’s only obligation is to fund capital account requests subject to cash available per the terms of the partnership agreement. See Note 3 (General Partners and Other Related Parties) and Note 7 (Commitments and Contingencies, Other Than Loan and REO Commitments) to the financial statements included in Part II, Item 8 of this report for detailed presentations on commitments and contingencies, which presentations are incorporated by this reference into this Item 7.

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

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets for December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VIII

San Mateo, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California Limited Partnership) (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Francisco, California

April 2, 2018

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2017 and 2016

($ in thousands)

	December 31,	December 31,
	2017	2016
ASSETS
Cash, in banks	$1,723	$45,323

Loans
Secured by deeds of trust
Principal	129,955	94,851
Advances	484	63
Accrued interest	1,209	641
Loan balance, secured	131,648	95,555

Unsecured	24	46
Allowance for loan losses	—	—
Loans, net	131,672	95,601

Real estate owned (REO)	7,014	19,782
Other assets, net	124	444
Total assets	$140,533	$161,150

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other liabilities	$158	$387
Payable to affiliate	4	—
Total liabilities	162	387

Partners’ capital
Limited partners’ capital, subject to liquidation, net	146,791	167,879
General partners’ capital (deficit)	(786)	(832)
Total partners’ capital, net	146,005	167,047

Receivable from manager (formation loan)	(5,634)	(6,284)

Partners’ capital subject to liquidation, net of formation loan	140,371	160,763

Total liabilities and partners’ capital	$140,533	$161,150

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2017 and 2016

($ in thousands)

	2017	2016
Revenues, net
Loans
Interest income	$9,403	$7,126
Late fees	41	48
Revenue, loans	9,444	7,174
Provision for (recovery of) loan losses	(19)	(50)
Loans, net	9,463	7,224

REO
Rental operations, net	(576)	1,702
Interest on mortgages	—	(1,581)
Rental operations, net of mortgage interest	(576)	121
Realized gains/(losses) on sales	1,411	2,592
Impairment (loss)/gain	(200)	—
Holding costs, net of other income	(44)	536
REO, net	591	3,249
Total revenues, net	10,054	10,473

Operations Expense
Mortgage servicing fees	1,724	1,191
Asset management fees	603	678
Costs from Redwood Mortgage Corp.	2,033	1,963
Professional services	1,052	1,344
Other	19	(10)
Total operations expense	5,431	5,166

Net income	$4,623	$5,307

Net income
Limited partners (99%)	4,577	5,254
General partners (1%)	46	53
	$4,623	$5,307

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017 and 2016

($ in thousands)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2016	$167,879	$(832)	$167,047
Net income	4,577	46	4,623
Distributions	(2,865)	—	(2,865)
Liquidations	(22,800)	—	(22,800)
Balance, December 31, 2017	$146,791	$(786)	$146,005

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2015	$187,495	$(885)	$186,610
Net income	5,254	53	5,307
Distributions	(2,637)	—	(2,637)
Liquidations	(22,233)	—	(22,233)
Balance, December 31, 2016	$167,879	$(832)	$167,047

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

($ in thousands)

	2017	2016
Cash from Operations
Interest received	$8,834	$6,825
Other loan income	41	48
Operations expense	(5,360)	(4,785)
Rental operations, net	(777)	1,855
Holding costs	(44)	536
Mortgage interest and borrowing related fees	—	(1,248)
Other assets	—	3,411
Total cash provided (used) by operations	2,694	6,642
Cash from Investing Activities
Loans
Principal collected on loans - secured	17,514	41,425
Unsecured loan payments received	22	23
Loans originated	(51,618)	(81,100)
Loans sold to affiliates	—	7,219
Loans acquired from affiliates	(1,000)	—
Advances on loans	(420)	(51)
Total - Loans	(35,502)	(32,484)
REO
Sales	14,476	68,485
Development and acquisition	(253)	(1,339)
Total - REO	14,223	67,146
Total cash provided (used) by investing activities	(21,279)	34,662
Cash from Financing Activities
Debt activities
Principal payments	—	(28,434)
Cash provided (used) by debt activities	—	(28,434)
Distributions to partners
Cash – partner liquidations	(22,800)	(22,233)
Formation loan payment, net of early withdrawal fees	650	650
Cash – partner distributions	(2,865)	(2,637)
Cash Distributions to partners, net	(25,015)	(24,220)
Total cash provided (used) by financing activities	(25,015)	(52,654)
Net increase/(decrease) in cash	(43,600)	(11,350)
Cash and cash equivalents, beginning of period	45,323	56,673
Cash and cash equivalents, end of period	$1,723	$45,323

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

($ in thousands)

Reconciliation of net income to net cash provided by (used in) operating activities:

	2017	2016
Cash flows from operations
Net income	$4,623	$5,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of borrowings-related origination fees	—	399
REO – loss/(gain) on disposal	(1,211)	(2,592)

Change in operation assets and liabilities
Accrued interest	(568)	(301)
Other assets	56	3,836
Accounts payable and other liabilities	(210)	6
Payable to affiliate	4	(13)
Net cash provided by (used in) operations	$2,694	$6,642

Supplemental disclosures of cash flow information
Non-cash investing activities
Real estate acquired through foreclosure/settlement on loans, net of liabilities assumed	$—	$416

Cash paid for interest	$—	$1,647

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts subject to limitations) from

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales; and
•	to a lesser degree and, if obtained, a line of credit.

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

Limited partners representing a majority of the outstanding units may, without the consent of the general partners, vote to:

•	dissolve the partnership;
•	amend the partnership agreement subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of the assets of the partnership; and
•	remove or replace one or all of the general partners.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Liquidity, capital withdrawals and early withdrawals

Because there are substantial restrictions on transferability of units, there is no established public trading and/or secondary market for the units, and none is expected to develop. To provide liquidity to limited partners, the partnership agreement provides that limited partners, after the minimum five-year period, may withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is also a limited right of liquidation for an investor’s heirs upon an investor’s death.

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. No more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year.

Investment objectives and lending guidelines

The Partnership’s primary investment objectives are to

•	yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their affiliates; and
•	preserve and protect the partnership’s capital.

The partnership generally funds loans

•	having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis; and
•	having maturities of 5 years or less.

The partnership’s loans generally have shorter maturity than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, we may elect to extend the loans maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, we may elect to modify the loan payment terms and place the designated loan as impaired, or may foreclose and take back the property for sale.

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

December 31, 2017 and 2016

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

•	independent;
•	knowledgeable;
•	able to transact; and
•	willing to transact.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value:

•	market comparables or sales approach;
•	cost to replace; and
•	capitalized cash flows or investment approach.

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2017, certain partnership cash balances in banks exceed federally insured limits.

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

December 31, 2017 and 2016

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

Interest is accrued daily based on the unpaid principal balance of the loans. Impaired loans continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 180 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

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

December 31, 2017 and 2016

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

Recently issued accounting pronouncements

- Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, FASB issued a final standard on revenue from contracts with customers. The standard issued as ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective January 2018, and will be adopted using the modified retrospective approach.

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

RMC management’s evaluation is that the revenue standard will not have an impact on the partnership’s current revenue recognition policies. The scope of guidance is not applicable to financial instruments including loans and therefore will not have an impact on interest income or late fees. The partnership also does not expect that there will be changes to revenue recognition from the sale of REOs, however, there may be an impact to the gain on sale of real estate when the sale is financed by the partnership.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

- Accounting and Financial Reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model.

RMI VIII invests in real estate secured loans made with the expectation of zero credit losses as a result of substantial protective equity provided by the underlying collateral. For a loss to be recognized under the CECL or incurred loss model, if the lending/loan-to-value guidelines are followed effectively, an intervening, subsequent-to-loan-funding, event must negatively impact the value of the underlying collateral of the loan in an amount greater than the amount of protective equity provided by the collateral. Such an event would be either (or both) of:

•	an uninsured event(s) specifically impacting the collateral or
•	a non-temporary decline in values in the applicable real estate market.

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

NOTE 3 –GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners, RMC and Michael R. Burwell (Burwell), are entitled to one percent (1%) of the profits and losses, which amounted to approximately $46,000 and $53,000 for 2017 and 2016, respectively. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

Mortgage servicing fees paid to RMC were approximately $1,724,000 and $1,191,000 for 2017 and 2016, respectively. No mortgage servicing fees were waived during any period reported.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

•	Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). No asset management fees were waived in any period presented.

Asset management fees paid to the general partners were approximately $603,000 and $678,000, for 2017 and 2016 respectively.

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

For 2017 and 2016, operating expenses totaling approximately $2,033,000 and $1,963,000, respectively, were reimbursed to RMC.

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of December 31, 2017, the partnership had made such advances of $22,567,000, of which $5,634,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The formation loan activity is summarized in the following table ($ in thousands).

2017
Balance, January 1	$6,284
Early withdrawal penalties	(343)
Repayments	(307)
Balance, December 31	$5,634

The future minimum payments on the formation loan as of December 31, 2017 are presented in the following table ($ in thousands).

2018	$650
2019	650
2020	650
2021	650
2022	650
Thereafter	2,384
Total	$5,634

The formation loan is forgiven if the general partners are removed and RMC is no longer receiving payments for services rendered, per the partnership agreement.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. As of December 31, 2017, 60 of the partnership’s 72 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause. As of December 31, 2017, 31 of the loans outstanding (representing 66% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	2017	2016
Principal, beginning of period	$94,851	$62,740
Loans funded	51,618	81,100
Loans acquired from affiliates	1,000	—
Principal payments received	(17,514)	(41,425)
Loans sold to affiliates	—	(7,219)
Foreclosures	—	(345)
Principal, end of period	$129,955	$94,851

During 2017 and 2016, the partnership renewed eleven and four loans, respectively, at then current market terms, with an aggregate principal of approximately $19,204,000 and $5,055,000, which were not included in the activity shown on the table above.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2017	2016
Number of secured loans	72	75
Secured loans – principal	$129,955	$94,851
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,805	$1,265
Average principal as percent of total principal	1.4%	1.3%
Average principal as percent of partners’ capital, net of formation loan	1.3%	0.8%
Average principal as percent of total assets	1.3%	0.8%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	10.8%	14.8%
Largest principal as percent of partners’ capital, net of formation loan	10.0%	8.7%
Largest principal as percent of total assets	10.0%	8.7%

Smallest secured loan – principal	$44	$48
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of counties where security is located (all California)	20	24
Largest percentage of principal in one county	20.8%	23.1%

Number of secured loans with a filed notice of default	2	1
Secured loans in foreclosure – principal	$7,607	$405

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2017, the partnership’s largest loan, in the unpaid principal balance of $14,000,000 (representing 10.8% of outstanding secured loans and 10.0% of partnership total assets) has an interest rate of 7.25% and is secured by a commercial property located in Contra Costa County. As of December 31, 2017, the partnership had no construction loans outstanding and had no rehabilitation loans outstanding.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC, and subsequently disbursed to the partnership after an appropriate holding period.  At December 31, 2017 the trust account held a balance relating to the partnership’s loan portfolio of $191,808, consisting of both interest and principal payments from borrowers, all of which was disbursed to the partnership on or before January 12, 2018.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	December 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	48	$104,244	80%	48	$73,712	78%
Second trust deeds	23	22,711	17	26	18,139	19
Third trust deeds	1	3,000	3	1	3,000	3
Total secured loans	72	$129,955	100%	75	$94,851	100%
Liens due other lenders at loan closing		52,444			35,054

Total debt		$182,399			$129,905

Appraised property value at loan closing		$346,738			$245,329

Percent of total debt to appraised values (LTV) at loan closing(1)		55.6%			54.0%
(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2017			December 31, 2016
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	41	$48,117	37%	48	$31,773	34%
Multi-family	4	4,589	4	3	1,723	2
Commercial	26	76,799	58	22	59,380	61
Land	1	450	1	2	1,975	3
Total secured loans	72	$129,955	100%	75	$94,851	100%

(2)

Single family property type as of December 31, 2017 consists of 18 loans with principal of approximately $12,681,000 that are owner occupied and 23 loans with principal of approximately $35,436,000 that are non-owner occupied. At December 31, 2016, single family property consisted of 21 loans with principal of approximately $11,177,000 that were owner occupied and 27 loans with principal approximately of $20,596,000 that were non-owner occupied.

Single family properties include owner-occupied and non-owner occupied single family homes (1-4 unit residential buildings), condominium units, townhouses, and condominium complexes. As of December 31, 2017, and 2016, three and four, respectively, of the partnership’s loans with a principal balance of approximately $2,782,000, and $3,131000, respectively, were secured by condominium properties.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Distribution by California Counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table ($ in thousands).

	December 31, 2017		December 31, 2016
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Francisco	$26,206	20.2%	$7,204	7.6%
Contra Costa	16,856	13.1	16,863	17.7
San Mateo	15,506	11.9	11,267	11.9
Alameda	11,730	9.0	6,626	7.0
Santa Clara	6,873	5.3	9,938	10.5
Solano	2,875	2.2	1,875	2.0
Marin	1,597	1.2	849	0.9
Napa	569	0.4	956	1.0
	82,212	63.3	55,578	58.6
Other Northern California
Sacramento	3,300	2.4	2,118	2.2
El Dorado	2,044	1.6	2,044	2.2
Santa Cruz	769	0.6	852	0.9
Amador	754	0.6	770	0.8
Monterey	656	0.5	4,007	4.2
Lake	296	0.2	298	0.3
Mariposa	44	0.1	48	0.1
Calaveras	—	—	151	0.2
San Benito	—	—	94	0.1
	7,863	6.0	10,382	11.0
Total Northern California	90,075	69.3	65,960	69.6

Los Angeles & Coastal
Los Angeles	26,971	20.8	21,876	23.0
Orange	6,653	5.1	3,765	4.0
San Diego	164	0.1	2,464	2.6
Ventura	—	—	271	0.3
	33,788	26.0	28,376	29.9
Other Southern California
San Bernardino	5,900	4.5	124	0.1
Riverside	192	0.2	289	0.3
Kern	—	—	102	0.1
	6,092	4.7	515	0.5
Total Southern California	39,880	30.7	28,891	30.4
Total Secured Loans Balance	$129,955	100.0%	$94,851	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of December 31, 2017	Loans	Principal	Percent
2018	25	$54,227	42%
2019	27	65,023	49
2020	10	7,035	5
2021	7	1,968	2
2022	2	933	1
Thereafter	1	769	1
Matured as of December 31, 2017	—	—	—
Total secured loan balance	72	$129,955	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Matured loans

At December 31, 2017, and 2016, there were no loans past maturity.

Delinquency

Secured loans summarized by payment delinquency for are presented in the following table ($ in thousands).

	December 31, 2017		December 31, 2016
	Loans	Amount	Loans	Amount
Past Due
30-89 days	2	$3,700	1	$164
90-179 days	—	—	1	405
180 or more days	2	7,607	—	—
Total past due	4	$11,307	2	569
Current	68	118,648	73	94,282
Total secured loan balance	72	$129,955	75	$94,851

Interest income of approximately $167,000 and $16,000 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments during 2017 and 2016, respectively.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	December 31,	December 31,
	2017	2016
Number of loans	3	1
Principal	$7,834	$230
Advances	429	2
Accrued interest	322	2
Total recorded investment	$8,585	$234
Foregone interest	$64	$—

At December 31, 2017, no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2016, there was one loan with a loan balance of approximately $405,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans and the associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31,	December 31,
	2017	2016
Principal	$7,834	$634
Recorded investment(4)	8,585	656
Impaired loans without allowance	8,585	656
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	3	2

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of and for the years ended December 31, 2017 and 2016 ($ in thousands).

	December 31,	December 31,
	2017	2016
Average recorded investment	$4,410	$720
Interest income recognized	607	27
Interest income received in cash	344	27

Allowance for loan losses

At December 31, 2017, and December 31, 2016, the partnership had no allowance for loan losses as all loans had protective equity such that at December 31, 2017, and December 31, 2016, collection was deemed probable for amounts owing.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Modifications, workout agreements and troubled debt restructurings

At December 31, 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect. At December 31, 2016, the partnership had one workout agreement which qualified as troubled debt restructuring. This loan was paid in full in January 2017.

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and activity are presented in the following table ($ in thousands).

	2017	2016
Balance, beginning of period	$19,782	$82,949
Acquisitions	—	2,265
Dispositions	(13,066)	(65,893)
Improvements/betterments	253	461
Change in net book value	45	—
Depreciation	—	—
Balance, end of period	$7,014	$19,782

The following transactions closed during 2017.

•	Sold 36 of 42 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $595,000
•	Sold 5 of 8 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $643,000.
•	Sold 3 commercial units and a parking lot in Ventura County for a gain of approximately $71,000 after taking into account a portion of a previously recorded valuation reserve.

The following transactions closed during 2016.

•	Sold 28 of 70 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $206,000.
•	Sold 4 of 4 units remaining at the beginning of the period, in a condominium complex in Alameda County with a gain of approximately $857,000.
•	Sold 5 of the 13 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $704,000.
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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

REO summarized by property classification is presented in the following table ($ in thousands).

	December 31, 2017	December 31, 2016
	NBV	NBV
Property classification
Rental	$3,606	$16,174
Non-Rental	3,408	3,608
Total REO, net	$7,014	$19,782

Rental properties consist of the following at December 31, 2017.

•	In Los Angeles County, 6 residential units in a condominium complex
•	In San Francisco County, 3 residential units in a condominium complex
•	In Contra Costa County, a commercial office property

By September 30, 2017, all rental units had been made vacant in preparation for sale.

Non-Rental properties consist of the following three properties at December 31, 2017.

•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

.

The earnings from rental operations is presented in the following table for 2017 and 2016 ($ in thousands).

	2017	2016
Rental income	$315	$4,831
Operating expenses, rentals
Administration and payroll	91	675
Homeowner association fees	115	384
Professional services	25	113
Utilities and maintenance	472	1,001
Advertising and promotions	1	35
Property taxes	110	748
Other	74	155
Total operating expenses, rentals	888	3,111
Net operating income	(573)	1,720
Depreciation	—	—
Receiver fees	3	18
Rental operations, net	(576)	1,702
Interest on mortgages	—	1,581
Rental operation, net of mortgage interest	$(576)	$121

Rental operations were substantially wound down as of December 31, 2017

Mortgages payable

The partnership had no mortgages payable at December 31, 2017, and December 31, 2016.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Certain assets and liabilities are measured at fair value on a non-recurring basis, and these are listed below.

•	Loans designated impaired with a specific reserve.
•	REO acquired through foreclosure during the year.
•	REO for which a valuation reserve has been recorded.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—
REO acquired through foreclosure during the year	$—	$—	$—	$—
REO for which a valuation reserve has been recorded in the year	$—	$1,778	$—	$1,778

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 are presented in the following table ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets For	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	As Of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2016
Impaired loans with specific allowance, net for which an adjustment was recorded in the year	$—	$—	$—	$—
REO acquired through foreclosure during the year(1)	$—	$416	$—	$416
REO for which a valuation reserve has been recorded in the year	$—	$4,445	$—	$4,445

(1)

The dollar amount presented is net of the fair value of the property at acquisition of the REO and the principal and interest owing on the first mortgage assumed of approximately $926,000. The mortgage was paid off in June 2016.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

•

Mortgages payable (Level 2). When the partnership had mortgages payable in 2016, the interest rates were deemed to be at market rates for the type and location of the securing property, the length of the mortgage, and the other terms and conditions are deemed to be customary.

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at December 31, 2017 as presented in the following table ($ in thousands).

2018	$24,247
2019	14,994
2020	8,156
2021	4,779
2022	1,890
Thereafter	68
Total	$54,134

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

As a California limited partnership, we do not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is not conventional independent oversight of the partnership’s financial reporting process. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

•	appointment, compensation, review and oversight of the work of our independent public accountants; and
•	establishing and maintaining internal controls over our financial reporting.

RMC, as the manager, carried out an evaluation, with the participation of RMC's President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the  Exchange Act ) for and as of the end of the period covered by this 2017 Annual Report on Form 10-K. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective as of December 31, 2017.

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

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Changes to Internal Control Over Financial Reporting

The conclusions that as of the quarters ended March 31, 2017, June 30, 2017 and December 31, 2016, RMC’s internal controls over financial reporting and disclosure controls and procedures were not effective were based upon then existing material weaknesses in internal control over financial reporting. The conclusion by RMC’s management as of December 31, 2016, did not preclude the partnership’s independent auditors from issuing an unqualified opinion on the 2016 financial statements included in the 2016 Annual Report on Form 10-K.

Beginning in 2014 and ongoing, RMC's management undertook a technology upgrade initiative. The objective of this program was to implement available, advanced -and proven - technologies to enable digital imaging and storage; concurrent, shared and remote processing; and more robust data management. These efforts culminated in the successful installation of and conversion to the Microsoft Dynamics general ledger and financial management software as of December 31, 2016.  MS Dynamics became the general ledger system of record on January 1, 2017.

Beginning in 2015, the manager enhanced its organizational effectiveness and oversight of its controls and procedures over financial reporting and disclosure processes by engaging legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist RMC’s Board of Directors and management in meeting their oversight and performance duties. These firms include:

•	the San Francisco office of an international law firm for SEC filings;
•	a second law firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters;
•

two CPA firms headquartered in California- one for assistance with implementation of the MS Dynamics software and the 2017 internal control documentation, evaluation and testing in accordance with the COSO-2013 framework; the other CPA firm for federal and California tax compliance; and

•	a national advisory firm for assistance in the determination of the fair value of partnership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds.

The broad scope of the system and organization changes necessitated a comprehensive re-evaluation of the internal controls for 2017 using the COSO 2013 framework. As previously disclosed, a California- headquartered CPA firm has been assisting in the documentation and the testing of the entity-level and the significant process level controls for internal control over financial reporting. The firm is an experienced, subject-matter expert in both the implementation of the control and processing of MS Dynamics and in the required internal control analysis and testing required by SEC regulation, particularly as to the COSO 2013 framework, including applicable and appropriate consideration of the COBIT guidance.

Based on the completion of the actions described above, the manager concluded the material weaknesses identified at December 31, 2016, were remedied as of September 30, 2017, as summarized below.

-	Control Environment and Monitoring

The board of directors of RMC consists of the following officers of RMC:

•	Mr. Michael R. Burwell, RMC’s President, Secretary, Treasurer (who serves as the principal executive officer and principal financial officer);
•	Mr. Thomas R. Burwell, RMC’s Vice President of Investor Sales (the President's brother); and
•	Ms. Lorene A. Randich, RMC’s Vice President of Loan Production and Underwriting.

There is no independent board member with financial background and experience, which increases the risk of management override.

RMC’s management consulted with its securities law firms and other professionals, including a CPA firm with a practice in COSO 2013 documentation and evaluations of internal controls, to determine best practices applicable:

•	to the structure of RMC’s board given that the affiliated mortgage funds, including the partnership (and not RMC) are the SEC registrants; and
•

to any other changes, appropriate to enhance internal controls for public reporting entities (and/or their sponsors) such as RMI VIII and RMC that are not subject to national securities exchange rules or other guidance.

RMC enhanced its organizational effectiveness and oversight of its financial reporting processes by engaging – on an ongoing basis, legal and accounting firms with the appropriate financial, securities and/or regulatory expertise and experience to assist RMC’s Board of Directors and management in meeting their oversight and performance duties. These firms include the San Francisco office of an international law firm for SEC filings matters and a second firm recognized as expert in FINRA and state-securities law and regulation for securities and corporate governance matters; two CPA firms headquartered in California for assistance with implementation of MS Dynamics and completion of the 2017 COSO-2013 evaluation and testing. One of the CPA firms also provides advice regarding federal and California tax compliance; and we have engaged a national advisory firm for assistance in the determination of the fair value of partnership unit values and the fair values of the assets and liabilities held by RMC’s affiliated mortgage funds, including the partnership.

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

-	Risk Assessment, Monitoring and Control Activities

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

Limited partners representing a majority of the outstanding units may, without the consent of the general partners, vote to:

•	dissolve the partnership;
•	amend the partnership agreement subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of the assets of the partnership; and
•	remove or replace one or all of the general partners.

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

Officers and Directors

Michael R. Burwell. Michael R. Burwell, age 61, President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2011); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI and RMI VII limited partnerships. Mr. Burwell is a general partner of the RMI VIII limited partnerships. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 60, joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Since 2001, she has been Vice President of Loan Production and Underwriting. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 50, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

Financial Oversight by Manager

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

The partnership does not pay any compensation to the officers and directors of RMC for the services they provide to our manager, except for ¼ (25%) of the Asset Management Fee paid directly to Burwell.

Compensation of the General Partners

The partnership’s partnership agreement permits certain fees and cost reimbursements to be paid to the general partners. See Note 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a presentation of fees and cost reimbursements to the general partners, which presentation is incorporated herein by reference.

In addition to the fees and reimbursements paid by the partnership, RMC receives compensation directly from borrowers, including brokerage commissions on loan originations. In 2017 RMC received brokerage commissions of $1,033,131 related to loan originations made by the partnership.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners are allocated one percent (1%) of income and losses. At December 31, 2017, the general partners had a capital deficit of approximately $786,000. RMC also owns limited partnership units of RMI VIII. At December 31, 2017, RMC’s limited partner capital account was approximately $28,000 (0.01%). No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

See Note 1 (Organization and General) and Note 3 (General Partners and Other Related Parties) to the Financial Statements in Part II item 8, which describes certain relationships and related transactions and related party fees.

The partnership is managed externally and does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2017 and 2016 are as follows:

Audit Fees. The aggregate fees billed and accrued for 2017 and 2016 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $229,900 and $345,000, respectively.

Audit Related Fees. There were no fees billed for 2017 and 2016 for audit-related services.

Tax fees. There were no fees billed during 2017 and 2016 for tax related services.

All Other Fees. There were no other fees billed for 2017 and 2016.

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

Item 16- Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the2nd day of April, 2018.

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Registrant)

Date: April 02, 2018	By:	Redwood Mortgage Corp., a General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 2nd day of April, 2018.

Signature	Title

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.