Form 10-Q
period 2018-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2018-05-11
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2018 (unaudited) and December 31, 2017 (audited)

($ in thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Cash, in banks	$12,632	$1,723

Loans
Secured by deeds of trust
Principal	114,753	129,955
Advances	99	484
Accrued interest	1,151	1,209
Loan balance, secured	116,003	131,648

Unsecured	17	24
Allowance for loan losses	—	—
Loans, net	116,020	131,672

Real estate owned (REO)	5,476	7,014
Other assets, net	99	124
Total assets	$134,227	$140,533

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other liabilities	$284	$157
Payable to affiliate	—	4
Total liabilities	284	161

Partners’ capital
Limited partners’ capital, subject to liquidation, net	140,167	146,791
General partners’ capital (deficit)	(773)	(785)
Total partners’ capital, net	139,394	146,006

Receivable from manager (formation loan)	(5,451)	(5,634)

Partners’ capital subject to liquidation, net of formation loan	133,943	140,372

Total liabilities and partners’ capital	$134,227	$140,533

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the three months ended March 31, 2018 and 2017 ($ in thousands) (unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues, net
Loans
Interest income	$2,407	$1,994
Late fees	8	7
Revenue, loans	2,415	2,001
Provision for (recovery of) loan losses	(6)	—
Loans, net	2,421	2,001

REO
Rental operations, net	—	(134)
Realized gains/(losses) on sales	93	102
Holding costs, net of other income	(65)	(7)
REO, net	28	(39)
Total revenues, net	2,449	1,962

Operations Expense
Mortgage servicing fees	473	352
Asset management fees	138	158
Costs from Redwood Mortgage Corp.	475	481
Professional services	232	255
Other	(64)	(6)
Total operations expense	1,254	1,240

Net income	$1,195	$722

Net income
Limited partners (99%)	1,183	714
General partners (1%)	12	8
	$1,195	$722

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2017	$146,791	$(785)	$146,006
Net income	1,183	12	1,195
Distributions	(682)	—	(682)
Liquidations	(7,125)	—	(7,125)
Balance, March 31, 2018	$140,167	$(773)	$139,394

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

($ in thousands) (unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash from Operations
Interest received	$2,466	$1,926
Other loan income	8	7
Operations expense	(1,121)	(1,494)
Rental operations, net	21	(100)
Holding costs	(65)	(7)
Total cash provided (used) by operations	1,309	332
Cash from Investing Activities
Loans
Principal collected on loans - secured	9,912	3,995
Loans sold to affiliates	5,890	—
Unsecured loan payments received	6	7
Loans originated	(600)	(7,798)
Advances on loans	384	1
Total - Loans	15,592	(3,795)
REO
Sales	1,632	1,317
Development and acquisition	—	(69)
Total - REO	1,632	1,248
Total cash provided (used) by investing activities	17,224	(2,547)

Cash from Financing Activities
Distributions to partners
Cash – partner liquidations	(7,125)	(5,263)
Formation loan payment, net of early withdrawal fees	183	62
Cash – partner distributions	(682)	(710)
Cash Distributions to partners, net	(7,624)	(5,911)
Total cash provided (used) by financing activities	(7,624)	(5,911)
Net increase/(decrease) in cash	10,909	(8,126)
Cash and cash equivalents, beginning of period	1,723	45,323
Cash and cash equivalents, end of period	$12,632	$37,197

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	2018	2017
Cash flows from operations
Net income	$1,195	$722
Adjustments to reconcile net income to net cash provided by (used in) operating activities
REO – loss/(gain) on disposal	(93)	(102)

Change in operation assets and liabilities
Accrued interest	58	(68)
Other assets	23	(46)
Accounts payable and other liabilities	130	(174)
Payable to affiliate	(4)	—
Net cash provided by (used in) operations	$1,309	$332

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership (RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales; and,
•	to a lesser degree and, if obtained, a line of credit.

The partnership is externally managed by Redwood Mortgage Corp., a general partner (RMC or the manager). The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own.

The mortgage loans the partnership funds and/or invests in are arranged and generally are serviced by RMC. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

Limited partners representing a majority of the outstanding units may, without the consent of the general partners, vote to:

•	dissolve the partnership;
•	amend the partnership agreement subject to certain limitations;
•	approve or disapprove the sale of all or substantially all of the assets of the partnership; and,
•	remove or replace one or all of the general partners.

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

March 31, 2018 (unaudited)

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

Investment objectives and lending guidelines

Our primary investment objectives are to:

•	yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their affiliates; and,
•	preserve and protect the partnership’s capital.

The partnership generally funds loans:

•	having monthly payments of interest only or of principal and interest at fixed rates, calculated on a 30-year amortization basis; and,
•	having maturities of 5 years or less.

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

March 31, 2018 (unaudited)

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

Fair value estimates

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are:

•	independent;
•	knowledgeable;
•	able to transact; and,
•	willing to transact.

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

March 31, 2018 (unaudited)

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value:

•	market comparables or sales approach;
•	cost to replace; and,
•	capitalized cash flows or investment approach.

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2018, certain partnership cash balances in banks exceed federally insured limits.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

Interest is accrued daily based on the unpaid principal balance of the loans. Impaired loans continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 108 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

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

March 31, 2018 (unaudited)

Recently issued accounting pronouncements

- Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers. The standard issued as Accounting Standard Update (ASU) 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is effective January 1, 2018, and has been adopted using the modified retrospective approach.

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

Adoption of the revenue standard did not have an impact on the partnership’s current revenue recognition policies since the scope of guidance is not applicable to financial instruments including loans and therefore did not have an impact on the recognition of interest income or late fees. The adoption of the revenue standard also did not change the revenue recognition from the sale of REOs as the REO dispositions are cash sales with no contingencies and no future involvement by the partnership in the property. The revenue recognition standard may impact the gain on sale of real estate when the sale is financed by the partnership, however there have been no such sales during 2018.

- Accounting and Financial Reporting for Expected Credit Losses

The FASB issued an ASU that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model.

RMI VIII invests in real estate secured loans made with the expectation of zero credit losses as a result of substantial protective equity provided by the underlying collateral. For a loss to be recognized under the CECL or incurred loss model, if the lending/loan-to-value guidelines are followed effectively, an intervening, subsequent-to-loan-funding, event must negatively impact the value of the underlying collateral of the loan in an amount greater than the amount of protective equity provided by the collateral. Such an event would be either (or both) of:

•	an uninsured event(s) specifically impacting the collateral; or,
•	a non-temporary decline in values in the applicable real estate market.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners, RMC and Michael R. Burwell (Burwell) are entitled to one percent (1%) of the profits and losses, which amounted to approximately $12,000 and $8,000 for the three months ended March 31, 2018 and 2017, respectively. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

Mortgage servicing fees paid to RMC were approximately $473,000 and $352,000 for the three months ended March 31, 2018 and 2017, respectively. No mortgage servicing fees were waived in any period reported.

•	Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Asset management fees paid to the general partners were approximately $138,000 and $158,000, for the three months ended March 31, 2018 and 2017, respectively. No asset management fees were waived in any period presented.

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

For the three months ended March 31, 2018 and 2017, operating expenses totaling approximately $475,000 and $481,000, respectively, were reimbursed to RMC.

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

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par. During the three months ended March 31, 2018, the partnership assigned two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value of approximately $5,890,000. The partnership received cash for the assignment and has no continuing obligation or involvement on the assigned loans. There were no loans assigned during the three months ended March 31, 2017.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of March 31, 2018, the partnership had made such advances of approximately $22,567,000, of which approximately $5,451,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan activity is summarized in the following table for three months ended March 31, 2018 ($ in thousands).

2018
Balance, January 1	$5,634
Early withdrawal penalties	(183)
Repayments	—
Balance, March 31	$5,451

The future minimum payments on the formation loan as of March 31, 2018 are presented in the following table ($ in thousands).

2018	$650
2019	650
2020	650
2021	650
2022	650
Thereafter	2,201
Total	$5,451

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of March 31, 2018, 53 (82%) of the partnership’s 65 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of March 31, 2018, 28 (43%) of the loans outstanding (representing 67% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2018 ($ in thousands).

2018
Principal, January 1	$129,955
Loans funded or acquired	600
Principal payments received	(9,912)
Loans sold to affiliates	(5,890)
Principal, March 31	$114,753

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

During the three months ended March 31, 2018, the partnership renewed two loans, at then market terms, with an aggregate principal balance of approximately $4,800,000, which are not included in the activity shown above.

Loan characteristics

Secured loans had the characteristics presented in the following table as of March 31, 2018 and December 31, 2017 ($ in thousands).

	March 31,	December 31,
	2018	2017
Number of secured loans	65	72
Secured loans – principal	$114,753	$129,955
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,765	$1,805
Average principal as percent of total principal	1.5%	1.4%
Average principal as percent of partners’ capital, net of formation loan	1.3%	1.3%
Average principal as percent of total assets	1.3%	1.3%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	12.2%	10.8%
Largest principal as percent of partners’ capital, net of formation loan	10.5%	10.0%
Largest principal as percent of total assets	10.4%	10.0%

Smallest secured loan – principal	$43	$44
Smallest principal as percent of total principal	0.0%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.0%	0.1%
Smallest principal as percent of total assets	0.0%	0.1%

Number of California counties where security is located	18	20
Largest percentage of principal in one California county	20.7%	20.8%

Number of secured loans with a filed notice of default	1	2
Secured loans in foreclosure – principal	$7,443	$7,607

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2018, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 12.2% of outstanding secured loans and 10.4% of partnership total assets), had an interest rate of 7.25%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019. As of March 31, 2018, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC, and subsequently disbursed to the partnership after an appropriate holding period. At March 31, 2018, the trust account held a balance relating to the partnership’s loan portfolio of $100,186, consisting of both interest and principal payments from borrowers, all of which was disbursed to the partnership on or before April 13, 2018.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of March 31, 2018 and December 31, 2017 ($ in thousands).

	March 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	44	$99,515	87%	48	$104,244	80%
Second trust deeds	21	15,238	13	23	22,711	17
Third trust deeds	—	—	—	1	3,000	3
Total secured loans	65	$114,753	100%	72	$129,955	100%
Liens due other lenders at loan closing		38,425			52,444

Total debt		$153,178			$182,399

Appraised property value at loan closing		$293,108			$346,738

Percent of total debt to appraised values (LTV) at loan closing(1)		55.0%			55.6%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table at of March 31, 2018 and December 31, 2017 ($ in thousands).

	March 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	37	$39,217	34%	41	$48,117	37%
Multi-family	4	4,588	4	4	4,589	4
Commercial	23	70,498	61	26	76,799	58
Land	1	450	1	1	450	1
Total secured loans	65	$114,753	100%	72	$129,955	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of March 31, 2018 consists of 17 loans with principal of approximately $10,686,000 that are owner occupied and 20 loans with principal of approximately $28,531,000 that are non-owner occupied. Single family property type as of December 31, 2017 consists of 18 loans with principal of approximately $12,681,000 that are owner occupied and 23 loans with principal of approximately $35,436,000 that are non-owner occupied. As of March 31, 2018, and December 31, 2017, two and three, respectively, of the partnership’s loans with a principal balance of approximately $380,950 and $2,782,000, respectively, were secured by condominium properties

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of March 31, 2018 and December 31, 2017 ($ in thousands).

	March 31, 2018		December 31, 2017
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Francisco	$23,166	20.2%	26,206	20.2%
San Mateo	15,482	13.5	15,506	11.9
Contra Costa	14,455	12.5	16,856	13.1
Alameda	8,476	7.4	11,730	9.0
Santa Clara	6,859	6.0	6,873	5.3
Solano	2,875	2.5	2,875	2.2
Marin	1,596	1.4	1,597	1.2
Napa	566	0.5	569	0.4
	73,475	64.0	82,212	63.3
Other Northern California
Sacramento	3,300	2.9	3,300	2.4
El Dorado	2,043	1.8	2,044	1.6
Amador	750	0.7	754	0.6
Santa Cruz	748	0.7	769	0.6
Monterey	653	0.6	656	0.5
Lake	—	—	296	0.2
Mariposa	43	—	44	0.1
	7,537	6.7	7,863	6.0
Total Northern California	81,012	70.7	90,075	69.3

Los Angeles & Coastal
Los Angeles	23,891	20.7	26,971	20.8
Orange	3,758	3.3	6,653	5.1
San Diego	—	—	164	0.1
	27,649	24.0	33,788	26.0
Other Southern California
San Bernardino	5,900	5.1	5,900	4.5
Riverside	192	0.2	192	0.2
	6,092	5.3	6,092	4.7
Total Southern California	33,741	29.3	39,880	30.7
Total Secured Loans Balance	$114,753	100.0%	$129,955	100.0%

(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of March 31, 2018 ($ in thousands).

Scheduled maturities, as of March 31, 2018	Loans	Principal	Percent
2018 (4)	19	$38,729	33%
2019	27	65,258	57
2020	9	6,695	6
2021	7	2,396	2
2022	2	928	1
Thereafter	1	747	1
Total secured loan balance	65	$114,753	100%

(4)	Loans maturing in 2018 from April 1 to December 31.

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Matured loans

There were no loans past maturity at March 31, 2018 or December 31, 2017.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of March 31, 2018 and December 31, 2017 ($ in thousands).

	March 31, 2018		December 31, 2017
	Loans	Amount	Loans	Amount
Past Due
30-89 days	2	$3,275	2	$3,700
90-179 days	—	—	—	—
180 or more days	1	7,443	2	7,607
Total past due	3	$10,718	4	11,307
Current	62	104,035	68	118,648
Total secured loan balance	65	$114,753	72	$129,955

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of March 31, 2018 and December 31, 2017 ($ in thousands).

	March 31,	December 31,
	2018	2017
Number of loans	2	3
Principal	$7,670	$7,834
Advances	45	429
Accrued interest	318	322
Total recorded investment	$8,033	$8,585
Foregone interest	$364	$64

At March 31, 2018 and December 31, 2017, there were no loans that were contractually 90 or more days past due as to principal or interest and not in non-accrual status. In April 2018, one loan designated impaired and non-accrual substantially paid off, including previously forgone and default interest.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of March 31, 2018 and December 31, 2017 ($ in thousands).

	March 31,	December 31,
	2018	2017
Principal	$7,670	$7,834
Recorded investment(5)	8,033	8,585
Impaired loans without allowance	8,033	8,585
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	2	3

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended March 31, 2018 and the year ended December 31, 2017 ($ in thousands).

	March 31,	December 31,
	2018	2017
Average recorded investment	$8,309	$4,410
Interest income recognized	6	607
Interest income received in cash	6	344

Allowance for loan losses

At March 31, 2018, and December 31, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at March 31, 2018, and December 31, 2017, collection was deemed probable for amounts owing.

Modifications, workout agreements and troubled debt restructurings

At March 31, 2018 and December 31, 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect.

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three months ended March 31, 2018 ($ in thousands).

2018
Balance, beginning of period	$7,014
Acquisitions	—
Dispositions	(1,538)
Balance, end of period	$5,476

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

The following transactions closed during the three months ended March 31, 2018:

•	Sold 5 of 6 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $93,000.

The partnership held the following six properties at March 31, 2018:

•	In Los Angeles County, 1 residential unit in a condominium complex. The final unit was sold in April 2018.
•	In San Francisco County, 3 residential units in a condominium complex
•	In Contra Costa County, a commercial office property
•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

Rental operations were substantially wound down, and all rental units had been made vacant for sale at December 31, 2017. As such, there were no rental operations for the three months ended March 31, 2018. The table below details the rental activity for the three months ended March 31, 2017.

2017
Rental income	$207
Operating expenses, rentals
Administration and payroll	31
Homeowner association fees	43
Professional services	10
Utilities and maintenance	202
Advertising and promotions	1
Property taxes	43
Other	9
Total operating expenses, rentals	339
Net operating income	(132)
Depreciation	—
Receiver fees	2
Rental operations, net	(134)
Interest on mortgages	—
Rental operation, net of mortgage interest	$(134)

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

The following assets and liabilities would be measured at fair value on a non-recurring basis.

•	Loans designated impaired with a specific reserve.
•	REO acquired through foreclosure during the year.
•	REO for which a valuation reserve has been recorded.

No assets or liabilities were measured at fair value on a non-recurring basis at and for the periods ended March 31, 2018, and December 31, 2017.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2018 (unaudited)

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

March 31, 2018 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at March 31, 2018 as presented in the following table ($ in thousands).

2018	$18,926
2019	15,847
2020	8,787
2021	5,427
2022	2,481
Thereafter	239
Total	$51,707

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

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	our ability to grow our mortgage lending business;
•	the general partners’ ability to make and arrange for loans that fit our investment criteria;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans; and,
•	changes in government regulation and legislative actions affecting our business.

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

Results of Operations

General economic conditions- California

All of our mortgage loans are secured by California real estate.  Our secured-loan investment activity and the value of the real estate securing our loans is significantly dependent on economic activity and employment conditions in California.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports.  Highlights from a recently issued report from Wells Fargo Securities Economic Group is presented below.

In the publication “California Gets a Jump on 2018” dated March 9, 2018:

“Nonfarm employment fell for the second month in a row in California, as employers cut a net 7,300 jobs during March. The drop follows a 5,200-job decline in February. Despite the declines, employment remains up solidly on a year-to-year basis, climbing 2.1 percent and posting a net gain of 345,200 jobs. California’s unemployment rate was unchanged in March at 4.3 percent, which matches its modern era low. The number of employed Californians has increased 1.5 percent over the past year, or more than three times faster than the labor force has risen. The number of unemployed has fallen 17.1 percent over the past year.”

“The recent pullback in nonfarm employment may simply be statistical noise. The monthly data can bounce around quite a bit, and the October to January period averaged close to 50,000 net new jobs per month. Taking the past six months together, the monthly average gain is now 30,400 jobs, which is more in line with the year-to-year trend. Most major industry categories posted declines during March, led by other services, retail trade, financial activities and management of companies. The softness in these four sectors may be more problematic than the slowing of the overall data. The most common occupations in the other services category are car detailers, automotive technicians, hair stylists, manicurists and parking lot attendants–most of which, with the exception of automotive technicians, are relatively low paid jobs that earn less than $25,000 a year. Workers in these fields are increasingly leaving the state as it has become exceptionally difficult for them to afford to live in California. The tighter labor market may also be opening the door for workers in lower-paying occupations to land jobs in higher paying fields. Workers in lower-paying occupations in retail trade and financial services are also increasingly being priced out of the state, while the drop in jobs in management of companies, which has fallen in 8 of the past 12 months and is down 0.4 percent year-to-year, likely reflects the relocation of corporate offices and headquarters to other states. Even companies that are staying in California are increasingly moving administrative functions to lower cost areas in Arizona, Nevada, Utah, Texas and the Southeast.”

“California’s education & health services sector has supplied some of the strongest year-over-year payroll growth in the state at 3.3 percent, second only to the much smaller construction industry. The 88,000 jobs added in education and health care account for one quarter of the jobs added in California during the past year, with most of the gain coming in health care and social assistance.”

“Health care is an important driver of the California economy according to the recently-released Occupational Employment Statistics, which provides annual detail on payrolls and average earnings for occupations within major industries. According to the report, the healthcare and social assistance sector is the largest in the state and employs nearly 2.4 million workers with an average annual wage of $57,260. Over half of those jobs can be found in just two major occupation categories that are at opposite ends of the wage spectrum. Healthcare practitioners and technical occupations is at the top end of the wage spectrum, with its 668,730 workers earning an average annual wage of $99,090. …”

“Educational services is the fourth largest aggregate employer in the state with 1,473,180 in total employment and an average wage of $62,950. Within that broad category, education, training and library services accounted for just under two-thirds of jobs in 2017. While the average annual wage for the sector is $66,090, the distribution of wages within the category varies considerably. Elementary school teachers are the largest subsector in the category, which numbered 156,320 in the state, and earned an above average wage of $78,010. Postsecondary teachers fell at the high- end of the wage spectrum, earning the highest average annual earnings of the sector at $93,757. Indeed, the 27 highest paying teaching occupations in education services are all at colleges and universities, led by health specialties instructors, who earn over $158,000 per year. Teacher assistant, however, is the second largest occupation in the education services category, employing 140,540 workers, yet earned $35,020 on average.”

In addition to the Wells Fargo article above, several articles have been published recently regarding California’s economic recovery since the “great recession,” excerpts from one such article posted on the LA Times website by Associated Press, May 4, 2018, 1:50pm “California is now the world's fifth-largest economy, surpassing United Kingdom” reads as follows:

“California's economy has surpassed that of the United Kingdom to become the world's fifth largest, according to new federal data made public Friday.

California's gross domestic product rose by $127 billion from 2016 to 2017, surpassing $2.7 trillion, the data said. Meanwhile, the U.K.'s economic output slightly shrank over that time when measured in U.S. dollars, due in part to exchange rate fluctuations.

The data demonstrate the sheer immensity of California's economy, home to nearly 40 million people, a thriving technology sector in Silicon Valley, the world's entertainment capital in Hollywood and the nation's salad bowl in the Central Valley agricultural heartland. It also reflects a substantial turnaround since the Great Recession.

All economic sectors except agriculture contributed to California's higher GDP, said Irena Asmundson, chief economist at the California Department of Finance. Financial services and real estate led the pack at $26 billion in growth, followed by the information sector, which includes many technology companies, at $20 billion. Manufacturing was up $10 billion.

California last had the world's fifth largest economy in 2002 but fell as low as 10th in 2012 following the Great Recession. Since then, the most populous U.S. state has added 2 million jobs and grown its GDP by $700 billion.

California's economic output is now surpassed only by the total GDP of the United States, China, Japan and Germany. The state has 12% of the U.S. population but contributed 16% of the country's job growth between 2012 and 2017. Its share of the national economy also grew to 14.2% from 12.8% over that five-year period, according to state economists.

California's strong economic performance relative to other industrialized economies is driven by worker productivity, said Lee Ohanian, an economics professor at UCLA and director of the university's Ettinger Family Program in Macroeconomic Research. The United Kingdom has 25 million more people than California but now has a smaller GDP, he said.

California's economic juggernaut is concentrated in coastal metropolises around San Francisco, San Jose, Los Angeles and San Diego.”

Key performance indicators

Key performance indicators are presented in the following table for the three months ended March 31, 2018, and 2017 ($ in thousands).

	2018	2017
Secured loans – average daily balance	$124,926	$94,458
Secured loans – end-of-period	$114,753	$98,654

Interest on loans	$2,407	$1,994
Portfolio interest rate(1)	8.1%	8.1%
Effective yield rate(2)	7.7%	8.4%

Provision for (recovery of) loan losses	$(6)	$—
Percent(2)	0.0%	0.0%

Real estate owned (REO)
REO – end of period	$5,476	$18,635

Rental operations, net	$—	$(134)

Realized gains on REO sales	$93	$102

Operations expense	$1,254	$1,240

Net Income	$1,195	$722
Percent(3)(4)	3.3%	1.5%

Partner Distributions	$682	$710
Percent (annual rate)(5)	3.2%	3.0%

Limited Partners’ capital – average balance	$143,479	$165,250
Limited Partners’ capital – end-of-period(6)	$140,167	$162,620

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of March 31, 2018 were approximately $51,707,000. Scheduled liquidations as of March 31, 2017 were approximately $51,823,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The March 31, 2018 end-of-period secured loan balance was approximately $114.8 million, up 16.3% ($16.1 million) compared to the March 31, 2017 end-of-period secured loan balance of approximately $98.7 million. The overall increased balance of the secured loan portfolio is due to the 1) favorable economic environment generally and to the increased investment in California real estate markets specifically, and 2) the proceeds from the sale of REO properties being reinvested, both of which expands the opportunity for new loans.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of March 31, 2018, 53 (82%) of the partnership’s 65 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause. As of March 31, 2018, 28 (43%) of the loans outstanding (representing 67% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at March 31, 2018 was 55.0%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.0% in the property, and we as lenders have loaned in the aggregate 55.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

For the three months ended March 31, 2018, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.3% (annualized). Distributions to those limited partners electing periodic distributions was 3.2% (annualized).

For three months ended March 31, 2018, continuing improvement in interest on loans ($2.4 million in 2018 and $2.0 million in 2017) is reflective of the growth in the portfolio of performing loans. Net income for the three months ended March 31, 2018 was $1,195,000 an increase of $473,000 (65.5%) compared to the same period in 2017 due primarily to the increased average loan balance of the secured loan portfolio. Total operations expense as a percent of interest income on loans was 52.1% and 62.2% for the three months ended March 31, 2018 and 2017, respectively.

REO income, net improved by approximately $67,000 (171.8%) for the three months ended March 31, 2018 compared to the same period in 2017, due primarily to the sale of certain REO properties and the overall reduction in REO operating expenses as previously vacated units were sold. REO income, net is expected to decrease in future quarters until the remaining REO is sold.

Analysis and discussion of income from operations 2018 v. 2017

Significant changes to revenue and expense for the three month period ended March 31, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the three months ended March 31,
2018	$2,407	$(6)	$1,254	$—	$93	$(65)	$1,195
2017	1,994	—	1,240	(134)	102	(7)	722
Change	$413	$(6)	$14	$134	$(9)	$(58)	$473

Explanation
Loan balance increase (decrease)	566	—	121	—	—	—	445
Effective yield rate	(153)	—	—	—	—	—	(153)
REO sales	—	—	—	134	(9)	(58)	67
Professional services	—	—	(29)	—	—	—	29
Other	—	(6)	(78)	—	—	—	85
Change	$413	$(6)	$14	$134	$(9)	$(58)	$473

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $413,000 for the three month period ending March 31, 2018 compared to the same period in 2017, due to growth of the secured loan portfolio and the portfolio’s strong payment history. The secured loans- average daily balance increased approximately $30.5 million, or approximately 32.3%.

Provision for (recovery of) loan losses/allowance for loan losses

At March 31, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at March 31, 2018, collection was deemed probable for amounts owing.

Operations expense 2018 v. 2017

Significant changes to operations expense for the three month period ended March 31, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended March 31,
2018	$473	$138	$475	$232	$(64)	$1,254
2017	352	158	481	255	(6)	1,240
Change	$121	$(20)	$(6)	$(23)	$(58)	$14

Explanation
Loan balance increase (decrease)	121	—	—	—	—	121
Professional services rendered	—	—	(6)	(23)	—	(29)
Capital balance decrease	—	(20)	—	—	—	(20)
Other	—	—	—	—	(58)	(58)
Change	$121	$(20)	$(6)	$(23)	$(58)	$14

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $121,000 for the three month period ending March 31, 2018 over the same period in 2017, is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $20,000 was due to the reduction in the total capital under management. Total partners’ capital at March 31, 2018 and 2017, was approximately $140.2 million and $162.6 million, respectively.

•Costs from RMC

The decrease in costs from RMC of $6,000 was due primarily to a reduction in total capital under management.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services of approximately $23,000 was due primarily to a decrease in audit, tax, and accounting fees relating to real estate transactions, tax compliance, LLC returns, and financial reporting.

REO – rental operations, net

At March 31, 2018, rental operations were substantially wound down, and all residential units had been made vacant for sale.

REO – end-of-period balance, and realized gains/(losses) on REO sales and valuation adjustments

The March 31, 2018, REO balance, end of period, was approximately $5.5 million, down 70.6% ($13.2 million) compared to the March 31, 2017 balance of approximately $18.6 million.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table for the three months ended March 31, 2018 and 2017 ($ in thousands).

	2018	2017
Partners' capital
Distributions	$(682)	$(710)
Formation loan, net of early withdrawal fees	183	62
Liquidations	(7,125)	(5,263)
Cash used in partners' capital	(7,624)	(5,911)

Loan earnings and payments
Interest	2,466	1,926
Other loan income	8	7
Operations expense	(1,121)	(1,494)
Principal payments and recoveries	9,918	4,002
Loans sold to affiliates	5,890	—
Total cash from loan earnings	17,161	4,441

Loans originated, net	(600)	(7,798)
Advances on loans	384	1
Total cash from loan production	(216)	(7,797)
Cash from loan earnings and production	16,945	(3,356)

REO operations, sales and development
Rental operations, net	21	(100)
Holding costs	(65)	(7)
Other assets	—	(69)
Proceeds from real estate sales	1,632	1,317
Cash from REO operations, sales and development	1,588	1,141

Net cash increase/(decrease) before distributions to limited partners	18,533	(2,215)
Net increase/(decrease) in cash	$10,909	$(8,126)
Cash, end of period	$12,632	$37,197

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the three months ended March 31,
	2018	2017
Capital liquidations-without penalty	$4,902	$4,489
Capital liquidations-subject to penalty	2,223	774
Total	$7,125	$5,263
Scheduled liquidations	$51,707	$51,823

Scheduled limited partner capital withdrawals at March 31, 2018 are presented in the following table ($ in thousands).

2018	$18,926
2019	15,847
2020	8,787
2021	5,427
2022	2,481
Thereafter	239
Total	$51,707

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts) from:

•	loan payoffs,
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales; and,
•	to a lesser degree and, if obtained, a line of credit.

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

Contractual Obligations

The partnership’s only contractual obligation is to fund capital account withdrawal requests, subject to cash available per the terms of the partnership agreement. See Note 3 (General Partners and Other Related Parties) and Note 7 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part I, Item 1 of this report for detailed presentations on commitments and contingencies, which presentation is incorporated by this reference into this Item 2.

At March 31, 2018, the partnership had no construction or rehabilitation loans outstanding.

We had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 60% and 58% at March 31, 2018 and 2017, respectively.

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

RMC, as the manager, carried out an evaluation, with the participation of RMCs President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for and as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of March 31, 2018, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended March 31, 2018 were approximately $7,125,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: May 11, 2018	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 11, 2018	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner