Form 10-Q
period 2018-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2018-08-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2018 (unaudited) and December 31, 2017 (audited)

($ in thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Cash, in banks	$29,942	$1,723

Loans
Secured by deeds of trust
Principal	92,354	129,955
Advances	56	484
Accrued interest	707	1,209
Loan balance, secured	93,117	131,648

Unsecured	6	24
Allowance for loan losses	—	—
Loans, net	93,123	131,672

Real estate owned (REO)	5,086	7,014
Other assets, net	99	124
Total assets	$128,250	$140,533

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other liabilities	$242	$157
Payable to affiliate	—	4
Total liabilities	242	161

Partners’ capital
Limited partners’ capital, subject to liquidation, net	134,042	146,791
General partners’ capital (deficit)	(758)	(785)
Total partners’ capital, net	133,284	146,006

Receivable from manager (formation loan)	(5,276)	(5,634)

Partners’ capital subject to liquidation, net of formation loan	128,008	140,372

Total liabilities and partners’ capital	$128,250	$140,533

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Six Months ended June 30, 2018 and 2017 ($ in thousands) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues, net
Loans
Interest income	$2,769	$2,194	$5,176	$4,188
Late fees	56	8	64	15
Gain on sale, loans	7	—	7	—
Revenue, loans	2,832	2,202	5,247	4,203
Provision for (recovery of) loan losses	(7)	(25)	(13)	(25)
Loans, net	2,839	2,227	5,260	4,228

REO
Rental operations, net	—	(190)	—	(324)
Realized gains/(losses) on sales	20	759	113	861
Holding costs, net of other income	(79)	(8)	(144)	(15)
REO, net	(59)	561	(31)	522
Total revenues, net	2,780	2,788	5,229	4,750

Operations expense
Mortgage servicing fees	398	395	871	747
Asset management fees	132	153	270	311
Costs from Redwood Mortgage Corp.	401	521	876	1,002
Professional services	284	385	516	640
Other	20	27	(44)	21
Total operations expense	1,235	1,481	2,489	2,721

Net income	$1,545	$1,307	$2,740	$2,029

Net income
Limited partners (99%)	1,530	1,294	2,713	2,008
General partners (1%)	15	13	27	21
	$1,545	$1,307	$2,740	$2,029

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2018

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, March 31, 2018	$140,167	$(773)	$139,394
Net income	1,530	15	1,545
Distributions	(650)	—	(650)
Liquidations	(7,005)	—	(7,005)
Balance, June 30, 2018	$134,042	$(758)	$133,284

For the Six Months Ended June 30, 2018

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2017	$146,791	$(785)	$146,006
Net income	2,713	27	2,740
Distributions	(1,332)	—	(1,332)
Liquidations	(14,130)	—	(14,130)
Balance, June 30, 2018	$134,042	$(758)	$133,284

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2018 and 2017

($ in thousands) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Cash from Operations
Interest received	$3,169	$2,009	$5,635	$3,935
Other loan income	51	7	59	14
Operations expense	(1,271)	(1,380)	(2,392)	(2,874)
Rental operations, net	1	(272)	22	(372)
Holding costs	(79)	(8)	(144)	(15)
Total cash provided (used) by operations	1,871	356	3,180	688
Cash from Investing Activities
Loans
Principal collected on loans - secured	20,007	8,947	29,919	12,942
Loans sold to affiliates	—	—	5,890	—
Loans acquired from affiliates	—	(1,000)	—	(1,000)
Loans sold to non-affiliate, net	7,247	—	7,247	—
Unsecured loan payments received	11	4	17	11
Loans originated	(4,800)	(35,070)	(5,400)	(42,868)
Advances on loans	44	(3)	428	(2)
Total - Loans	22,509	(27,122)	38,101	(30,917)
REO
Sales	410	6,907	2,042	8,224
Development and acquisition	—	(64)	—	(133)
Total - REO	410	6,843	2,042	8,091
Total cash provided (used) by investing activities	22,919	(20,279)	40,143	(22,826)

Cash from Financing Activities
Distributions to partners
Cash – partner liquidations	(7,005)	(5,354)	(14,130)	(10,617)
Formation loan payment, net of early withdrawal fees	175	66	358	128
Cash – partner distributions	(650)	(695)	(1,332)	(1,405)
Cash Distributions to partners, net	(7,480)	(5,983)	(15,104)	(11,894)
Total cash provided (used) by financing activities	(7,480)	(5,983)	(15,104)	(11,894)
Net increase/(decrease) in cash	17,310	(25,906)	28,219	(34,032)
Cash and cash equivalents, beginning of period	12,632	37,197	1,723	45,323
Cash and cash equivalents, end of period	$29,942	$11,291	$29,942	$11,291

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2018 and 2017

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Cash flows from operations
Net income	$1,545	$1,307	$2,740	$2,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Gain) on sale, loans	(7)	—	(7)	—
REO – loss/(gain) on disposal	(20)	(759)	(113)	(861)

Change in operation assets and liabilities
Accrued interest	400	(185)	458	(253)
Other assets	(6)	101	17	55
Accounts payable and other liabilities	(41)	(108)	89	(282)
Payable to affiliate	—	—	(4)	—
Net cash provided by (used in) operations	$1,871	$356	$3,180	$688

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership (RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The ongoing sources of funds for loans are the proceeds from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales;
•	Loan sales; and,
•	a line of credit, if obtained.

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

June 30, 2018 (unaudited)

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

June 30, 2018 (unaudited)

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

June 30, 2018 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2018, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000.

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

June 30, 2018 (unaudited)

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

June 30, 2018 (unaudited)

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

June 30, 2018 (unaudited)

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners, RMC and Michael R. Burwell (Burwell) are entitled to one percent (1%) of the profits and losses, which amounted to approximately $15,000 and $13,000 for the three months ended and $27,000 and $21,000 for the six months ended June 30, 2018 and 2017, respectively. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.

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

Mortgage servicing fees paid to RMC were approximately $398,000 and $395,000 for the three months ended and $871,000 and $747,000 for the six months ended June 30, 2018 and 2017, respectively. No mortgage servicing fees were waived in any period reported.

•	Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Asset management fees paid to the general partners were approximately $132,000 and $153,000, for the three months ended and $270,000 and $311,000 for the six months ended June 30, 2018 and 2017, respectively. No asset management fees were waived in any period presented.

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

Operating expenses totaling approximately $401,000 and $521,000, for the three ended and $876,000 and $1,002,000 for the six months ended June 30, 2018 and 2017, respectively, were reimbursed to RMC.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par. During the six months ended June 30, 2018, the partnership assigned two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value of approximately $5,890,000. The partnership received cash for the assignment and has no continuing obligation or involvement on the assigned loans. During the six months ended June 30, 2017, the Redwood Mortgage Investors IX, LLC,  assigned one loan at par value of approximately $999,995 to the partnership.

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of June 30, 2018, the partnership had made such advances of approximately $22,567,000, of which approximately $5,276,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan activity is summarized in the following table for the six months ended June 30, 2018($ in thousands).

2018
Balance, January 1	$5,634
Early withdrawal penalties	(358)
Repayments	—
Balance, June 30	$5,276

The future minimum payments on the formation loan as of June 30, 2018 are presented in the following table ($ in thousands).

2018	$292
2019	650
2020	650
2021	650
2022	650
Thereafter	2,384
Total	$5,276

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of June 30, 2018, 43 (80%) of the partnership’s 54 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of June 30, 2018, 23 (43%) of the loans outstanding (representing 71% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and six months ended June 30, 2018 ($ in thousands).

	For the Three Months Ended	For the Six Months Ended
Principal, beginning of period	$114,753	$129,955
Loans originated	4,800	5,400
Loans sold to affiliates	—	(5,890)
Loans sold to non-affiliate	(7,192)	(7,192)
Principal payments received	(20,007)	(29,919)
Principal, June 30, 2018	$92,354	$92,354

Four loans with an aggregate principal balance of approximately $11,004,000 were renewed during the three months ended June 30, 2018 and six loans with an aggregate principal balance of approximately $15,804,000 were renewed during the six months ended June 30, 2018, which are not included in the activity shown above.

On June 27, 2018 the partnership closed on the sale of loans comprising approximately 7% of our loan portfolio to an unaffiliated bank (the “Acquiror”) pursuant to an Asset Sale Agreement dated June 27, 2018 (the “Asset Sale Agreement”). The Asset Sale Agreement contains customary representations, warranties, and covenants. The loans sold represented principal of $7,192,267 and interest owing of $43,002. The mortgage servicing rights were released to the Acquiror. The loans sold are secured by property located in the California counties of Alameda, Los Angeles, and Riverside. The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. Proceeds from the loan sales was $7,246,839, net of transaction costs of $35,869. The transaction generated an immaterial gain (net of expenses).

There are currently no planned future loan sales transactions, although similar transactions may be considered at a later date.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as of June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30,	December 31,
	2018	2017
Number of secured loans	54	72
Secured loans – principal	$92,354	$129,955
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,710	$1,805
Average principal as percent of total principal	1.9%	1.4%
Average principal as percent of partners’ capital, net of formation loan	1.3%	1.3%
Average principal as percent of total assets	1.3%	1.3%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	15.2%	10.8%
Largest principal as percent of partners’ capital, net of formation loan	10.9%	10.0%
Largest principal as percent of total assets	10.9%	10.0%

Smallest secured loan – principal	$42	$44
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.0%	0.1%
Smallest principal as percent of total assets	0.0%	0.1%

Number of California counties where security is located	16	20
Largest percentage of principal in one California county	22.0%	20.8%

Number of secured loans with a filed notice of default	1	2
Secured loans in foreclosure – principal	$399	$7,607

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of June 30, 2018, the partnership’s largest loan, in the unpaid principal balance of approximately $14,000,000 (representing 15.2% of outstanding secured loans and 10.9% of partnership total assets), had an interest rate of 7.25%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019. As of June 30, 2018, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC, and subsequently disbursed to the partnership after an appropriate holding period. At June 30, 2018, the trust account held a balance relating to the partnership’s loan portfolio of $30,070, consisting of both interest and principal payments from borrowers, all of which was disbursed to the partnership on or before July 18, 2018.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	33	$77,163	84%	48	$104,244	80%
Second trust deeds	21	15,191	16	23	22,711	17
Third trust deeds	—	—	—	1	3,000	3
Total secured loans	54	$92,354	100%	72	$129,955	100%
Liens due other lenders at loan closing		38,425			52,444

Total debt		$130,779			$182,399

Appraised property value at loan closing		$246,011			$346,738

Percent of total debt to appraised values (LTV) at loan closing(1)		55.6%			55.6%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	30	$26,106	28%	41	$48,117	37%
Multi-family	3	1,713	2	4	4,589	4
Commercial	20	64,085	69	26	76,799	58
Land	1	450	1	1	450	1
Total secured loans	54	$92,354	100%	72	$129,955	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of June 30, 2018 consists of 16 loans with principal of approximately $10,472,000 that are owner occupied and 14 loans with principal of approximately $15,634,000 that are non-owner occupied. Single family property type at December 31, 2017 consisted of 18 loans with principal of approximately $12,681,000 that are owner occupied and 23 loans with principal of approximately $35,436,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30, 2018		December 31, 2017
	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
San Francisco Bay Area(3)
San Francisco	$20,250	21.9%	26,206	20.2%
Contra Costa	14,454	15.6	16,856	13.1
San Mateo	12,020	13.0	15,506	11.9
Alameda	4,594	5.0	11,730	9.0
Solano	2,875	3.1	2,875	2.2
Marin	849	0.9	1,597	1.2
Santa Clara	791	0.9	6,873	5.3
Napa	564	0.6	569	0.4
	56,397	61.0	82,212	63.3
Other Northern California
Sacramento	3,300	3.6	3,300	2.4
Amador	745	0.8	754	0.6
Santa Cruz	726	0.8	769	0.6
Monterey	650	0.7	656	0.5
Mariposa	42	0.1	44	0.1
Lake	—	—	296	0.2
El Dorado	—	—	2,044	1.6
	5,463	6.0	7,863	6.0
Total Northern California	61,860	67.0	90,075	69.3

Los Angeles & Coastal
Los Angeles	20,437	22.1	26,971	20.8
Orange	4,157	4.5	6,653	5.1
San Diego	—	—	164	0.1
	24,594	26.6	33,788	26.0
Other Southern California
San Bernardino	5,900	6.4	5,900	4.5
Riverside	—	—	192	0.2
	5,900	6.4	6,092	4.7
Total Southern California	30,494	33.0	39,880	30.7
Total Secured Loans Balance	$92,354	100.0%	$129,955	100.0%
(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of June 30, 2018 ($ in thousands).

Scheduled maturities, as of June 30, 2018	Loans	Principal	Percent
2018 (4)	9	$9,454	10%
2019	27	76,060	82
2020	7	2,283	2
2021	7	2,387	3
2022	1	381	1
Thereafter	2	1,125	1
Total future maturities	53	91,690	99
Matured as of June 30, 2018	1	664	1
Total secured loan balance	54	$92,354	100%

(4)	Loans maturing in 2018 from July 1 to December 31.

One loan with a principal balance of approximately $664,000 was past maturity at June 30, 2018. The loan matured on June 1, 2018 and was not designated as impaired or as in non-accrual status. This loan paid off in full in July 2018.

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30, 2018		December 31, 2017
	Loans	Amount	Loans	Amount
Past Due
30-89 days	—	$—	2	$3,700
90-179 days	1	399	—	—
180 or more days	—	—	2	7,607
Total past due	1	$399	4	11,307
Current	53	91,955	68	118,648
Total secured loan balance	54	$92,354	72	$129,955

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30,	December 31,
	2018	2017
Number of loans	1	3
Principal	$226	$7,834
Advances	2	429
Accrued interest	—	322
Total recorded investment	$228	$8,585
Foregone interest	$—	$64

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

At June 30, 2018 there was one loan with a principal balance of approximately $399,000 that was contractually 90 or more days past due as to principal or interest and not in non-accrual status. In April 2018, one loan designated impaired and non-accrual substantially paid off, including previously forgone and default interest. At December 31, 2017 there were no loans that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30,	December 31,
	2018	2017
Principal	$625	$7,834
Recorded investment(5)	643	8,585
Impaired loans without allowance	643	8,585
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	2	3

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended June 30, 2018 and the year ended December 31, 2017 ($ in thousands).

	June 30,	December 31,
	2018	2017
Average recorded investment	$4,614	$4,410
Interest income recognized	707	607
Interest income received in cash	1,022	344

Allowance for loan losses

At June 30, 2018, and December 31, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2018, and December 31, 2017, collection was deemed probable for amounts owing.

Modifications, workout agreements and troubled debt restructurings

At June 30, 2018 and December 31, 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect.

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and six months ended June 30, 2018 ($ in thousands).

	For the Three Months Ended	For the Six Months Ended
Balance, beginning of period	$5,476	$7,014
Acquisitions	—	—
Dispositions	(390)	(1,928)
Balance, June 30, 2018	$5,086	$5,086

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

The following transactions closed during the six months ended June 30, 2018:

•

Sold 6 of 6 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $113,000, of which approximately $20,000 was recognized during the three months ended June 30, 2018.

The partnership held the following five properties at June 30, 2018:

•	In San Francisco County, 3 residential units in a condominium complex
•	In Contra Costa County, a commercial office property
•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

Rental operations were substantially wound down, and all rental units had been made vacant for sale at December 31, 2017. As such, there were no rental operations for the six months ended June 30, 2018.

The table below details the rental activity for the three and six months ended June 30, 2017.

	Three Months Ended	Six Months Ended
Rental income	$62	$269
Operating expenses, rentals
Administration and payroll	25	56
Homeowner association fees	39	82
Professional services	3	13
Utilities and maintenance	108	310
Advertising and promotions	—	1
Property taxes	36	79
Other	40	49
Total operating expenses, rentals	251	590
Net operating income	(189)	(321)
Receiver fees	1	3
Rental operations, net	$(190)	$(324)

NOTE 6 – FAIR VALUE

The partnership does not record loans or REO at fair value on a recurring basis. The following assets and liabilities would be measured at fair value on a non-recurring basis.

•	Loans designated impaired with a specific reserve.
•	REO acquired through foreclosure during the year.
•	REO for which a valuation reserve has been recorded.

No assets or liabilities were measured at fair value on a non-recurring basis at and for the periods ended June 30, 2018, and December 31, 2017.

As substantially all loans are written without a prepayment penalty provision, the recorded amount of the performing loans (i.e., the loan balance) is deemed to approximate the fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized, such that the collection of the amount owed is assured, including foregone interest, if any).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

The following methods and assumptions are used when estimating fair value.

•

Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Also considered is the limited resale market for the loans. Most companies or individuals making similar loans as the company intend to hold the loans until maturity as the average contractual term of the loans (and the historical experience of the time the loan is outstanding due to pre-payments) is shorter than conventional mortgages. As there are no prepayment penalties to be collected, loan buyers may be hesitant to risk paying above par. Due to these factors, sales of the loans are infrequent, and  an active market does not exist. The recorded amount of the performing loans (i.e. the loan balance) is deemed to approximate the fair value, although the intrinsic value of the loans, if held to maturity, would reflect a premium due to the interest to be received being at a rate favorable to conventional mortgage rates.

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

June 30, 2018 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at June 30, 2018 as presented in the following table ($ in thousands).

2018	$13,506
2019	17,781
2020	9,788
2021	6,452
2022	3,510
Thereafter	829
Total	$51,866

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

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future redemptions of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	our ability to grow our mortgage lending business;
•	the general partners’ ability to make and arrange for loans that fit our investment criteria;
•	the volume and timing of loan sales to third parties or if we are able to sell loans at all;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans; and,
•	changes in government regulation and legislative actions affecting our business.

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

California's economic juggernaut is concentrated in coastal metropolises around San Francisco, San Jose, Los Angeles and San Diego.”

Key performance indicators

Key performance indicators are presented in the following table for the six months ended June 30, 2018 and 2017 ($ in thousands).

	2018	2017
Secured loans – average daily balance	$114,938	$101,642
Secured loans – end-of-period	$92,354	$125,777

Interest on loans	$5,176	$4,188
Portfolio interest rate(1)	8.1%	8.2%
Effective yield rate(2)	9.0%	8.2%

Provision for (recovery of) loan losses	$(13)	$(25)
Percent(2)	0.0%	(0.1)%

Real estate owned (REO)
REO – end of period	$5,086	$12,623

Rental operations, net	$—	$(324)

Realized gains on REO sales	$113	$861

Operations expense	$2,489	$2,721

Net Income	$2,740	$2,029
Percent(3)(4)	3.9%	2.5%

Partner Distributions	$1,332	$1,405
Percent (annual rate)(5)	3.2%	3.0%

Limited Partners’ capital – average balance	$140,333	$162,788
Limited Partners’ capital – end-of-period(6)	$134,042	$157,865

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.

(6)

Scheduled liquidations as of June 30, 2018 were approximately $51,866,000. Scheduled liquidations as of June 30, 2017 were approximately $53,033,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance indicators are presented in the following table for the three months ended June 30, 2018 and 2017 ($ in thousands).

	2018	2017
Secured loans – average daily balance	$105,060	$108,748
Secured loans – end-of-period	$92,354	$125,777

Interest on loans	$2,769	$2,194
Portfolio interest rate(1)	8.1%	8.2%
Effective yield rate(2)	10.5%	8.1%

Provision for (recovery of) loan losses	$(7)	$(25)
Percent(2)	0.0%	(0.1)%

Real estate owned (REO)
REO – end of period	$5,086	$12,623

Rental operations, net	$—	$(190)

Realized gains on REO sales	$20	$759

Operations expense	$1,235	$1,481

Net Income	$1,545	$1,307
Percent(3)(4)	4.5%	3.2%

Partner Distributions	$650	$695
Percent (annual rate)(5)	3.2%	3.0%

Limited Partners’ capital – average balance	$137,105	$160,243
Limited Partners’ capital – end-of-period(6)	$134,042	$157,865
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.

(6) Scheduled liquidations as June 30, 2018 were approximately $51,866,000. Scheduled liquidations as of June 30, 2017 were approximately $53,033,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The June 30, 2018 end-of-period secured loan balance was approximately $92.4 million, down  26.6% ($33.4 million) compared to the June 30, 2017 end-of-period secured loan balance of approximately $125.8 million. The overall reduction in the balance of the secured loan portfolio is primarily due to a decrease in new loans funded for the six months ended June 30, 2018 compared to the same period in 2017. Additionally, there was an increase in the loan payoff rate for the six months ended June 30, 2018 compared to the same period in 2017, as well as a loan sale of approximately $7.2 million.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of June 30, 2018, 43 (80%) of the partnership’s 54 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause. As of June 30, 2018, 23 (43%) of the loans outstanding (representing 71% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at June 30, 2018 was 55.6%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.4% in the property, and we as lenders have loaned in the aggregate 55.6% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

For the three and six months ended June 30, 2018, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 4.5% and 3.9% (annualized), respectively. Distributions to those limited partners electing periodic distributions was 3.2% (annualized).

For the six months ended June 30, 2018, improvement in interest on loans ($5.2 million in 2018 and $4.2 million in 2017) is reflective of default interest collected on the payoff of a previously impaired loan in the second quarter as well as a higher average daily balance in secured loans. Net income for the six months ended June 30, 2018 was $2,740,000 an increase of $711,000 (35.0%) compared to the same period in 2017 due primarily to default interest collected on the payoff of a previously impaired loan in the second quarter. Total operations expense as a percent of interest income on loans was 48.1% and 65.0% for the six months ended June 30, 2018 and 2017, respectively.

REO income, net decreased by approximately $553,000 (105.9%) for the six months ended June 30, 2018 compared to the same period in 2017, due primarily to the sale of certain REO properties and the overall reduction in REO operating expenses as previously vacated units were sold. REO income, net is expected to decrease in future quarters until the remaining REO is sold.

Analysis and discussion of income from operations 2018 v. 2017 (six months ended)

Significant changes to revenue and expense for the six month period ended June 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the six months ended June 30
2018	$5,176	$(13)	$2,489	$—	$113	$(144)	2,740
2017	4,188	(25)	2,721	(324)	861	(15)	2,029
Change	$988	$12	$(232)	$324	$(748)	$(129)	$711

Explanation
Loan balance increase (decrease)	494	—	124	—	—	—	370
Effective yield rate	494	—	—	—	—	—	494
REO sales	—	—	(196)	324	(748)	(129)	(357)
Capital balance decrease	—	—	(95)	—	—	—	95
Other	—	12	(65)	—	—	—	109
Change	$988	$12	$(232)	$324	$(748)	$(129)	$711

 The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $988,000 for the six month period ended June 30, 2018 compared to the same period in 2017, due primarily to default interest collected on a previously impaired loan in the second quarter and an increase in the average daily balance of the secured loan portfolio during the period. The secured loans- average daily balance increased approximately $13.3 million, or approximately 13.1% for during the six months ended June 30, 2018 compared to the same period in 2017.

Provision for (recovery of) loan losses/allowance for loan losses

At June 30, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2018, collection was deemed probable for amounts owing.

Operations expense 2018 v. 2017

Significant changes to operations expense for the six month period ended June 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the six months ended June 30
2018	$871	$270	$876	$516	$(44)	$2,489
2017	747	311	1,002	640	21	2,721
Change	$124	$(41)	$(126)	$(124)	$(65)	$(232)

Explanation
Loan balance increase (decrease)	124	—	—	—	—	124
REO Sales	—	—	(72)	(124)	—	(196)
Capital balance decrease	—	(41)	(54)	—	—	(95)
Other	—	—	—	—	(65)	(65)
Change	$124	$(41)	$(126)	$(124)	$(65)	$(232)

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $124,000 for the six month period ended June 30, 2018 over the same period in 2017, is due to the increase in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $41,000 was due to the reduction in the total capital under management. Total partners’ capital at June 30, 2018 and 2017, was approximately $134.0 million and $157.9 million, respectively.

•Costs from RMC

The decrease in costs from RMC of $126,000 was due primarily to a reduction in total capital under management, as well as a decrease in the cost of REO management.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services of approximately $124,000 was due primarily to a decrease in audit and legal fees relating to real estate transactions, and related financial reporting.

REO – rental operations, net

At June 30, 2018, rental operations were substantially wound down, and all residential units had been made vacant for sale.

REO – end-of-period balance, and realized gains/(losses) on REO sales and valuation adjustments

The June 30, 2018, REO balance, end of period, was approximately $5.1 million, down 59.5% ($7.5 million) compared to the June 30, 2017 balance of approximately $12.6 million.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Analysis and discussion of income from operations 2018 v. 2017 (three months ended)

Significant changes to revenue and expense for the three month period ended June 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the three months ended June 30
2018	$2,769	$(7)	$1,235	$—	$20	$(79)	$1,545
2017	2,194	(25)	1,481	(190)	759	(8)	1,307
Change	$575	$18	$(246)	$190	$(739)	$(71)	$238

Explanation
Loan balance increase (decrease)	(72)	—	3	—	—	—	(75)
Effective yield rate	647	—	—	—	—	—	647
REO sales	—	—	(167)	190	(739)	(71)	(453)
Capital balance decrease	—	—	(75)	—	—	—	75
Other	—	18	(7)	—	—	—	44
Change	$575	$18	$(246)	$190	$(739)	$(71)	$238

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $575,000 for the three month period ended June 30, 2018 compared to the same period in 2017, due primarily to default interest collected on the payoff of a previously impaired loan.

Provision for (recovery of) loan losses/allowance for loan losses

At June 30, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2018, collection was deemed probable for amounts owing.

Operations expense 2018 v. 2017

Significant changes to operations expense for the three month period ended June 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the three months ended June 30
2018	$398	$132	$401	$284	$20	$1,235
2017	395	153	521	385	27	1,481
Change	$3	$(21)	$(120)	$(101)	$(7)	$(246)

Explanation
Loan balance increase (decrease)	3	—	—	—	—	3
REO Sales	—	—	(66)	(101)	—	(167)
Capital balance decrease	—	(21)	(54)	—	—	(75)
Other	—	—	—	—	(7)	(7)
Change	$3	$(21)	$(120)	$(101)	$(7)	$(246)

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $3,000 for the three month period ended June 30, 2018 over the same period in 2017, is due to monthly fluctuations in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $21,000 was due to the reduction in the total capital under management. Total partners’ capital at June 30, 2018 and 2017, was approximately $134.0 million and $157.9 million, respectively.

•Costs from RMC

The decrease in costs from RMC of $120,000 was due primarily to a reduction in total capital under management, and a decrease in the cost of REO management.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services of approximately $101,000 was due primarily to a decrease in audit and legal fees relating to real estate transactions, and related financial reporting.

.

Cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and six months ended June 30, 2018 and 2017 ($ in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Partners' capital
Distributions	$(650)	$(695)	$(1,332)	$(1,405)
Formation loan, net of early withdrawal fees	175	66	358	128
Liquidations	(7,005)	(5,354)	(14,130)	(10,617)
Cash used in partners' capital	(7,480)	(5,983)	(15,104)	(11,894)

Loan earnings and payments
Interest	3,169	2,009	5,635	3,935
Other loan income	51	7	59	14
Operations expense	(1,271)	(1,380)	(2,392)	(2,874)
Principal payments and recoveries	20,018	8,951	29,936	12,953
Loans sold to affiliates	—	—	5,890	—
Loans sold to non-affiliate, net	7,247	—	7,247	—
Total cash from loan earnings	29,214	9,587	46,375	14,028

Loans originated, net	(4,800)	(35,070)	(5,400)	(42,868)
Loans acquired from affiliates	—	(1,000)	—	(1,000)
Advances on loans	44	(3)	428	(2)
Total cash from loan production	(4,756)	(36,073)	(4,972)	(43,870)
Cash from loan earnings and production	24,458	(26,486)	41,403	(29,842)

REO operations, sales and development
Rental operations, net	1	(272)	22	(372)
Holding costs	(79)	(8)	(144)	(15)
Other assets	—	(64)	—	(133)
Proceeds from real estate sales	410	6,907	2,042	8,224
Cash from REO operations, sales and development	332	6,563	1,920	7,704

Net cash increase/(decrease) before distributions to limited partners	24,790	(19,923)	43,323	(22,138)
Net increase/(decrease) in cash	$17,310	$(25,906)	$28,219	$(34,032)
Cash, end of period	$29,942	$11,291	$29,942	$11,291

 Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Capital liquidations-without penalty	$4,887	$4,538	$9,788	$9,027
Capital liquidations-subject to penalty	2,118	816	4,342	1,590
Total	$7,005	$5,354	$14,130	$10,617
Scheduled liquidations	$51,866	$53,033	$51,866	$53,033

Scheduled limited partner capital withdrawals at June 30, 2018 are presented in the following table ($ in thousands).

2018	$13,506
2019	17,781
2020	9,788
2021	6,452
2022	3,510
Thereafter	829
Total	$51,866

The ongoing sources of funds for loans are the proceeds from:

•	loan payoffs,
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales; and,
•	a line of credit, if obtained.

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

At June 30, 2018, the partnership had no construction or rehabilitation loans outstanding.

We had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 61% and 59% at June 30, 2018 and 2017, respectively.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of June 30, 2018, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended June 30, 2018 were approximately $7,005,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

Report issued by Redwood Mortgage Corp. on the fair market value per unit at December 31, 2017 of limited partner units in Redwood Mortgage Investors VIII, LLP.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

10.8	Asset Sale Agreement dated June 27, 2018

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report issued by Redwood Mortgage Corp. on the fair market value per unit at December 31, 2017 of limited partner units in Redwood Mortgage Investors VIII, LLP

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: August 14, 2018	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 14, 2018	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner