Form 10-Q
period 2018-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2018-11-13
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2018 (unaudited) and December 31, 2017 (audited)

($ in thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Cash, in banks	$10,187	$1,723

Loans
Secured by deeds of trust
Principal	107,241	129,955
Advances	55	484
Accrued interest	771	1,209
Prepaid interest	(455)	—
Loan balance, secured	107,612	131,648

Unsecured	—	24
Allowance for loan losses	—	—
Loans, net	107,612	131,672

Real estate owned (REO)	3,759	7,014
Other assets, net	71	124
Total assets	$121,629	$140,533

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other accrued liabilities	$364	$161
Total liabilities	364	161

Partners’ capital
Limited partners’ capital, subject to liquidation, net	127,110	146,791
General partners’ capital (deficit)	(749)	(785)
Total partners’ capital, net	126,361	146,006

Receivable from manager (formation loan)	(5,096)	(5,634)

Partners’ capital subject to liquidation, net of formation loan	121,265	140,372

Total liabilities and partners’ capital	$121,629	$140,533

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Nine Months ended September 30, 2018 and 2017 ($ in thousands) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues, net
Loans
Interest income	$1,983	$2,618	$7,159	$6,806
Late fees	10	12	74	27
Gain on sale, loans	—	—	7	—
Revenue, loans	1,993	2,630	7,240	6,833
Provision for (recovery of) loan losses	—	—	(13)	(25)
Loans, net	1,993	2,630	7,253	6,858

REO
Rental operations, net	—	(179)	—	(503)
Realized gains/(losses) on sales	—	441	113	1,302
Impairment	(48)	—	(48)	—
Holding costs, net of other income	(45)	(8)	(189)	(23)
REO, net	(93)	254	(124)	776
Total revenues, net	1,900	2,884	7,129	7,634

Operations expense
Mortgage servicing fees	360	483	1,231	1,230
Asset management fees	126	148	396	459
Costs from Redwood Mortgage Corp.	384	516	1,260	1,518
Professional services	180	198	696	838
Other	(2)	(6)	(46)	15
Total operations expense	1,048	1,339	3,537	4,060

Net income	$852	$1,545	$3,592	$3,574

Net income
Limited partners (99%)	843	1,530	3,556	3,538
General partners (1%)	9	15	36	36
	$852	$1,545	$3,592	$3,574

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2018

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, June 30, 2018	$134,042	$(758)	$133,284
Net income	843	9	852
Distributions	(584)	—	(584)
Liquidations	(7,191)	—	(7,191)
Balance, September 30, 2018	$127,110	$(749)	$126,361

For the Nine Months Ended September 30, 2018

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2017	$146,791	$(785)	$146,006
Net income	3,556	36	3,592
Distributions	(1,916)	—	(1,916)
Liquidations	(21,321)	—	(21,321)
Balance, September 30, 2018	$127,110	$(749)	$126,361

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2018 and 2017

($ in thousands) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Cash from Operations
Interest received	$1,919	$2,338	$7,554	$6,273
Other loan income	12	13	71	27
Operations expense	(927)	(1,186)	(3,319)	(4,060)
Rental operations, net	27	(148)	49	(520)
Holding costs	(45)	(9)	(189)	(24)
Total cash provided (used) by operations	986	1,008	4,166	1,696
Cash from Investing Activities
Loans
Principal collected on loans - secured	2,838	1,460	32,757	14,402
Loans sold to affiliates	—	—	5,890	—
Loans acquired from affiliates	—	—	—	(1,000)
Loans sold to non-affiliate, net	—	—	7,247	—
Unsecured loan payments received	7	5	24	16
Loans originated	(17,725)	(7,750)	(23,125)	(50,618)
Prepaid interest	455	—	455	—
Advances on loans	—	(375)	428	(377)
Total - Loans	(14,425)	(6,660)	23,676	(37,577)
REO
Sales	1,279	3,998	3,321	12,222
Development and acquisition	—	(108)	—	(241)
Total - REO	1,279	3,890	3,321	11,981
Total cash provided (used) by investing activities	(13,146)	(2,770)	26,997	(25,596)

Cash from Financing Activities
Distributions to partners
Cash – partner liquidations	(7,191)	(5,782)	(21,321)	(16,399)
Formation loan payment, net of early withdrawal fees	180	87	538	215
Cash – partner distributions	(584)	(699)	(1,916)	(2,104)
Cash Distributions to partners, net	(7,595)	(6,394)	(22,699)	(18,288)
Total cash provided (used) by financing activities	(7,595)	(6,394)	(22,699)	(18,288)
Net increase/(decrease) in cash	(19,755)	(8,156)	8,464	(42,188)
Cash and cash equivalents, beginning of period	29,942	11,291	1,723	45,323
Cash and cash equivalents, end of period	$10,187	$3,135	$10,187	$3,135

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Nine Months Ended September 30, 2018 and 2017

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by (used in) operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Cash flows from operations
Net income	$852	$1,545	$3,592	$3,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Gain) on sale, loans	—	—	(7)	—
REO – loss/(gain) on disposal	—	(441)	(113)	(1,302)
REO – impairment	48	—	48	—

Change in operation assets and liabilities
Accrued interest	(63)	(281)	395	(534)
Other assets	31	154	48	209
Accounts payable and other liabilities	118	31	207	(251)
Payable to affiliate	—	—	(4)	—
Net cash provided by (used in) operations	$986	$1,008	$4,166	$1,696

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the operations results to be expected for the full year.

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

The partnership is externally managed by Redwood Mortgage Corp., a general partner (RMC or the manager). The general partners are Redwood Mortgage Corp. (RMC) and Michael R. Burwell (Burwell), an individual. The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct business as the partnership has no employees of its own. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

Profits and losses are allocated among the limited partners according to their respective capital accounts after one percent (1%) of profits and losses are allocated to the general partners. The profit allocation to the general partners  amounted to approximately $9,000 and $15,000 for the three months ended and $36,000 and $36,000 for the nine months ended September 30, 2018 and 2017, respectively. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of profits and losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

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

Liquidity, capital withdrawals and early withdrawals

There are substantial restrictions on transferability of units, and there is no established public trading and/or secondary market for the units. To provide liquidity to limited partners, the partnership agreement provides that limited partners, after the minimum five-year period, may withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is a limited right of accelerated liquidation for an investor’s heirs upon an investor’s death.

The partnership has not established a cash reserve from which to fund redemptions and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The General Partner is under no obligation to sell loans from the portfolio in order to honor redemption requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and affiliates) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Limited Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20%, the general partners shall have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners shall be determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to Benefit Plan Investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

Investment objectives and lending guidelines

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

The partnership’s loans generally have shorter maturity than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, the partnership may elect to extend the loans maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, the partnership may elect to modify the loan payment terms and place the designated loan as impaired, or may foreclose and take back the property for sale.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

Generally, interest rates on the partnership’s mortgage loans have not been affected by market movements in interest rates. If, as expected, the partnership continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, the partnership could see a significant increase in borrower prepayments. If the partnership then invest in new loans at lower rates of interest, a lower yield to partners may possibly result.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan-to-value ratio, or LTV) as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the partnership’s debt and any senior debt owing on the property is the “protective equity.”

The partnership believes its LTV policy provides more potential protective equity than competing lenders who fund loans with a higher LTV. However, the partnership may be viewed as an “asset” lender based on its emphasis on LTV in its underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

Term of the partnership

The partnership will continue until 2032, unless sooner terminated as provided in the partnership agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries (consisting of single-member limited liability companies owning a single real property asset). All significant intercompany transactions and balances have been eliminated in consolidation.

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

September 30, 2018 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2018, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

Loans and interest income

Loans generally are stated at the unpaid principal balance (principal). The manager has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

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

Allowance for loan losses

Loans and the related accrued interest and advances (i.e. the loan balance) are analyzed on a periodic basis for ultimate recoverability. Delinquencies are identified and followed as part of the loan system. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the fair value of the collateral, net of any senior liens, exceeds the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon. This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

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

September 30, 2018 (unaudited)

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

Recently issued accounting pronouncements

- Accounting and Financial Reporting for Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued a final Accounting Standard Update (ASU) on revenue from contracts with customers. The standard issued as ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard was effective January 1, 2018, and has been adopted using the modified retrospective approach.

Adoption of the revenue standard did not have an impact on the partnership’s current revenue recognition policies since the scope of guidance is not applicable to financial instruments including loans and therefore did not have an impact on the recognition of interest income or late fees. The adoption of the revenue standard also did not change the revenue recognition from the sale of REOs as the REO dispositions are cash sales with no contingencies and no future involvement by the partnership in the property. The revenue recognition standard may impact the gain on sale of real estate when the sale is financed by the partnership, however there have been no such sales financed by the partnership during 2018.

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

September 30, 2018 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners, RMC and Burwell, are entitled to 1% of the profits and losses of the partnership. See Note 1 (Organization and General).

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

Mortgage servicing fees paid to RMC were approximately $360,000 and $483,000 for the three months ended and $1,231,000 and $1,230,000 for the nine months ended September 30, 2018 and 2017, respectively. No mortgage servicing fees were waived in any period reported.

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Asset management fees paid to the general partners were approximately $126,000 and $148,000, for the three months ended and $396,000 and $459,000 for the nine months ended September 30, 2018 and 2017, respectively. No asset management fees were waived in any period presented.

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

Operating expenses totaling approximately $384,000 and $516,000, for the three months ended and $1,260,000 and $1,518,000 for the nine months ended September 30, 2018 and 2017, respectively, were reimbursed to RMC.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

Commissions and fees are paid by the borrowers to RMC

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

In the ordinary course of business, performing loans may be assigned, in-part or in-full, between the affiliated mortgage funds at par. During the nine months ended September 30, 2018, the partnership assigned two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value of approximately $5,890,000. The partnership received cash for the assignment and has no continuing obligation or involvement on the assigned loans. During the nine months ended September 30, 2017, the Redwood Mortgage Investors IX, LLC, assigned one loan at par value of approximately $1,000,000 to the partnership.

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of September 30, 2018, the partnership had made such advances of approximately $22,567,000, of which approximately $5,096,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan activity is summarized in the following table for the nine months ended September 30, 2018 ($ in thousands).

2018
Balance, January 1	$5,634
Early withdrawal penalties	(538)
Repayments	—
Balance, September 30	$5,096

The future minimum payments on the formation loan, net of early withdrawal penalties, as of September 30, 2018 are presented in the following table ($ in thousands).

2018	$112
2019	650
2020	650
2021	650
2022	650
Thereafter	2,384
Total	$5,096

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Capital liquidations-without penalty	$5,109	$4,695	$14,897	$13,722
Capital liquidations-subject to penalty	2,082	1,087	6,424	2,677
Total	$7,191	$5,782	$21,321	$16,399

Scheduled liquidations, at September 30	$50,545	$51,711	$50,545	$51,711

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of September 30, 2018, 45 (80%) of the partnership’s 56 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of September 30, 2018, 24 (43%) of the loans outstanding (representing 69% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and nine months ended September 30, 2018 ($ in thousands).

	For the Three Months Ended	For the Nine Months Ended
Principal, beginning of period	$92,354	$129,955
Loans originated	17,725	23,125
Loans sold to affiliates	—	(5,890)
Loans sold to non-affiliate	—	(7,192)
Principal payments received	(2,838)	(32,757)
Principal, September 30, 2018	$107,241	$107,241

Two loans with an aggregate principal balance of approximately $5,857,000 were renewed during the three months ended September 30, 2018 and eight loans with an aggregate principal balance of approximately $21,661,000 were renewed during the nine months ended September 30, 2018, which are not included in the activity shown above.

On June 27, 2018 the partnership closed on the sale of loans comprising approximately 7% of its loan portfolio to an unaffiliated bank (the “Acquiror”) pursuant to an Asset Sale Agreement dated June 27, 2018 (the “Asset Sale Agreement”). The Asset Sale Agreement contains customary representations, warranties, and covenants. The loans sold represented principal of $7,192,267 and interest owing of $43,002. The mortgage servicing rights were released to the Acquiror. The loans sold are secured by property located in the California counties of Alameda, Los Angeles, and Riverside. The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. Proceeds from the loan sales was $7,246,839, net of transaction costs of $35,869. The transaction generated an immaterial gain (net of expenses).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as of September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30,	December 31,
	2018	2017
Number of secured loans	56	72
Secured loans – principal	$107,241	$129,955
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,915	$1,805
Average principal as percent of total principal	1.8%	1.4%
Average principal as percent of partners’ capital, net of formation loan	1.6%	1.3%
Average principal as percent of total assets	1.6%	1.3%

Largest secured loan – principal	$14,000	$14,000
Largest principal as percent of total principal	13.1%	10.8%
Largest principal as percent of partners’ capital, net of formation loan	11.5%	10.0%
Largest principal as percent of total assets	11.5%	10.0%

Smallest secured loan – principal	$40	$44
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	16	20
Largest percentage of principal in one California county	22.4%	20.8%

Number of secured loans with a filed notice of default	—	2
Secured loans in foreclosure – principal	$—	$7,607

Number of secured loans with an interest reserve	1	—
Interest reserves	$455	$—

As of September 30, 2018, the partnership’s largest loan, with an unpaid principal balance of approximately $14,000,000 (representing 13.1% of outstanding secured loans and 11.5% of partnership total assets), had an interest rate of 7.25%, was secured by a commercial building in Contra Costa county, and has a maturity of January 1, 2019. This loan paid off in full in October 2018. As of September 30, 2018, the partnership’s second largest loan, with an unpaid principal balance of approximately $10,900,000 (representing 10.2% of outstanding secured loans and 8.9% of partnership total assets) had an interest rate of 7.0%, was secured by a mixed use commercial property located in San Francisco County, and has a maturity of June 1, 2019. As of September 30, 2018, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans. In September 2018, one interest only secured loan, with principal of $5,355,000,was funded net of 12 months of interest (approximately $455,000). Interest on this loan began accruing on October 1, 2018. In the event that this loan pays off in full prior to its scheduled maturity of September 30, 2019, the remaining unearned interest income will be applied as a reduction of principal.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC, and subsequently disbursed to the partnership after an appropriate holding period. At September 30, 2018, the trust account held a balance relating to the partnership’s loan portfolio of $26,903, consisting of both interest and principal payments from borrowers, all of which was disbursed to the partnership on or before October 16, 2018.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	36	$93,832	87%	48	$104,244	80%
Second trust deeds	20	13,409	13	23	22,711	17
Third trust deeds	—	—	—	1	3,000	3
Total principal, secured loans	56	$107,241	100%	72	$129,955	100%
Liens due other lenders at loan closing		34,175			52,444

Total debt		$141,416			$182,399

Appraised property value at loan closing		$265,036			$346,738

Percent of total debt to appraised values (LTV) at loan closing(1)		56.0%			55.6%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	31	$32,892	30%	41	$48,117	37%
Multi-family	3	1,713	2	4	4,589	4
Commercial	21	72,186	67	26	76,799	58
Land	1	450	1	1	450	1
Total principal, secured loans	56	$107,241	100%	72	$129,955	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of September 30, 2018 consists of 15 loans with principal of approximately $8,679,000 that are owner occupied and 16 loans with principal of approximately $24,213,000 that are non-owner occupied. Single family property type at December 31, 2017 consisted of 18 loans with principal of approximately $12,681,000 that are owner occupied and 23 loans with principal of approximately $35,436,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$24,030	22.4%	26,206	20.2%
San Mateo	21,146	19.7	15,506	11.9
Contra Costa	14,452	13.5	16,856	13.1
Alameda	4,576	4.3	11,730	9.0
Marin	4,259	4.0	1,597	1.2
Solano	3,560	3.3	2,875	2.2
Santa Clara	790	0.7	6,873	5.3
Napa	561	0.5	569	0.4
	73,374	68.4	82,212	63.3
Other Northern California
Sacramento	3,300	3.1	3,300	2.4
Amador	741	0.7	754	0.6
Santa Cruz	704	0.7	769	0.6
Monterey	647	0.6	656	0.5
Mariposa	40	—	44	0.1
Lake	—	—	296	0.2
El Dorado	—	—	2,044	1.6
	5,432	5.1	7,863	6.0
Total Northern California	78,806	73.5	90,075	69.3

Los Angeles & Coastal
Los Angeles	18,379	17.1	26,971	20.8
Orange	4,156	3.9	6,653	5.1
San Diego	—	—	164	0.1
	22,535	21.0	33,788	26.0
Other Southern California
San Bernardino	5,900	5.5	5,900	4.5
Riverside	—	—	192	0.2
	5,900	5.5	6,092	4.7
Total Southern California	28,435	26.5	39,880	30.7
Total principal, secured loans	$107,241	100.0%	$129,955	100.0%
(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of September 30, 2018 ($ in thousands).

Scheduled maturities, as of September 30, 2018	Loans	Principal	Percent
2018 (4)	6	$3,294	3%
2019	30	89,566	84
2020	9	8,154	8
2021	8	4,750	4
2022	1	378	—
Thereafter	2	1,099	1
Total future maturities	56	107,241	100
Matured as of September 30, 2018	—	—	—
Total principal, secured loans	56	$107,241	100%

(4)	Loans scheduled to mature in 2018 from October 1 to December 31.

No loans were past maturity at September 30, 2018. As noted above, one loan with a principal balance of $14,000,000 scheduled to mature in 2019, paid off in full in October 2018.

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table as of September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30, 2018		December 31, 2017
	Loans	Principal	Loans	Principal
Past Due
30-89 days	1	$3,300	2	$3,700
90-179 days	—	—	—	—
180 or more days	—	—	2	7,607
Total past due	1	$3,300	4	11,307
Current	55	103,941	68	118,648
Total principal, secured loans	56	$107,241	72	$129,955

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30,	December 31,
	2018	2017
Number of loans	1	3
Principal	$225	$7,834
Advances	2	429
Accrued interest	—	322
Total recorded investment	$227	$8,585
Foregone interest	$—	$64

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

In April 2018, one loan designated impaired and non-accrual substantially paid off, including previously forgone and default interest. At September 30, 2018 and December 31, 2017 there were no loans that were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30,	December 31,
	2018	2017
Principal	$3,525	$7,834
Recorded investment(5)	3,594	8,585
Impaired loans without allowance	3,594	8,585
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	2	3

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended September 30, 2018 and the year ended December 31, 2017 ($ in thousands).

	September 30,	December 31,
	2018	2017
Average recorded investment	$6,089	$4,410
Interest income recognized	15	607
Interest income received in cash	15	344

Allowance for loan losses

At September 30, 2018, and December 31, 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2018, and December 31, 2017, collection was deemed probable for amounts owing.

Modifications, workout agreements and troubled debt restructurings

At September 30, 2018 and December 31, 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect.

NOTE 5 – REAL ESTATE OWNED (REO)

Transactions and activity, including changes in the net book values, are presented in the following table for the three and nine months ended September 30, 2018 ($ in thousands).

	For the Three Months Ended	For the Nine Months Ended
Balance, beginning of period	$5,086	$7,014
Dispositions	(1,279)	(3,207)
Change in net book value	(48)	(48)
Balance, end of period	$3,759	$3,759

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

The following transactions closed during the nine months ended September 30, 2018:

•	Sold 6 of 6 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $113,000.
•	Sold a commercial office property in Contra Cost County at approximately its carrying value after taking into account a previously recorded valuation reserve.

The partnership held the following four properties at September 30, 2018:

•	In San Francisco County, 3 residential units in a condominium complex
•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

Rental operations were substantially wound down, and all rental units had been made vacant for sale at December 31, 2017. As such, there were no rental operations in 2018.

The table below details the rental activity for the three and nine months ended September 30, 2017.

	Three Months Ended	Nine Months Ended
Rental income	$14	$283
Operating expenses, rentals
Administration and payroll	23	79
Homeowner association fees	30	112
Professional services	6	19
Utilities and maintenance	101	411
Advertising and promotions	—	1
Property taxes	21	100
Other	12	61
Total operating expenses, rentals	193	783
Net operating income (loss)	(179)	(500)
Receiver fees	—	3
Rental operations, net	$(179)	$(503)

NOTE 6 – FAIR VALUE

The partnership does not record loans or REO at fair value on a recurring basis. The following assets and liabilities would be measured at fair value on a non-recurring basis.

•	Loans designated impaired with a specific reserve.
•	REO acquired through foreclosure during the year.
•	REO for which a valuation reserve has been recorded.

The valuation reserve on a commercial property located in Contra Costa County was increased by approximately $48,000 during the three months ended September 30, 2018. This REO property was sold in September 2018.No other assets or liabilities were measured at fair value on a non-recurring basis at and for the periods ended September 30, 2018, and December 31, 2017.

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

September 30, 2018 (unaudited)

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

September 30, 2018 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at September 30, 2018 as presented in the following table ($ in thousands).

2018	$6,934
2019	19,670
2020	10,827
2021	7,373
2022	4,310
Thereafter	1,431
Total	$50,545

Future recovery under an agreement with a borrower

Pursuant to the terms of a October 21, 2011 workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties, RMI VIII obtained by assignment from the developer of those properties a non-voting economic interest in the developer’s LLC membership interest in a joint venture, in an amount equal to 25% of all distributions of profit and return of invested capital attributable to that LLC membership interest, but excluding management and development fees, payable to the developer from certain other subsequent joint ventures from which the developer receives a share of the proceeds upon sale of the to be developed properties.  In August of 2018, control and ownership of a property in a joint venture subject to the agreement transferred to the majority member in the joint venture at a profit. The amount of the profit is being determined by the members and is not distributable until the remaining property/asset is liquidated by the venture. However, as of the date of the financial statements, the determination of the amount of the profit, and the amount to be distributed to the developer, to which RMI VIII would have a claim of 25%, has not been completed and/or agreed upon by the members of the joint venture.  The members have the option to retain the amounts – and to not distribute – if they elect to proceed with the development of the remaining property held by the joint venture. In 2016, RMI VIII received approximately $3.5 million from completed projects subject to the workout agreement and assignment of economic interest. It is expected that the proceeds from the current joint venture, if distributed and not held pending development of the remaining project, would be substantially less than the 2016 amount.  Due to the uncertainty as to the amount and timing of the distribution, if any, no recognition was recorded in the financial statements as of September 30, 2018 for the future recovery of amounts.

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

NOTE 8 – SUBSEQUENT EVENTS

None, other than one loan with a principal balance of approximately $14,000,000 paying off in full in October 2018, prior to its scheduled maturity date of January 1, 2019, as discussed in Note 4 (Loans) to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

General economic conditions- California

Our mortgage loans are secured by California real estate, primarily through first and second deeds of trust.  Our loan investment activity and the value of the real estate securing our loans is impacted significantly by economic activity and employment conditions in California.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its commentary and reports.  Highlights from a recently issued report from Wells Fargo Securities Economic Group is presented below.

In the publication “California Sees Modest Job Gains in September” dated October 19, 2018:

“Following a 42,600-job gain in August, California employers added just 13,200 net new jobs in September. National employment also saw moderation during the month. Businesses are increasingly having a difficult time finding the workers they need. Job openings have risen to a new record in recent months and now exceed the number of unemployed persons throughout the country. Nationally, the unemployment rate fell to 3.7% in September, which is the lowest it has been since 1969. The labor market is not as tight in California, but the state’s jobless rate is still at a modern era low of 4.1%.”

“While unemployment has been a bit higher, California has been adding jobs at a faster rate than the nation for the past few years and has seen the gap between its unemployment rate and the nation’s narrow considerably. Hiring has increased across all major industries but has clearly been led by the state’s large tech sector. Hiring appears to have taken a breather in September. Several industries that rank among the largest job producers over the past year saw hiring pull back this past month or actually decline. Education & health services, for example, added an average of 7,275 jobs each month through the first eight months of the year but lost 3,700 jobs in September. Employment also declined in the state’s construction sector and in transportation & warehousing. Both are up solidly on a year-to-date basis and we expect them both to bounce back in coming months.”

“Hiring in professional & technical services has been one of the Golden State’s key drivers. The category includes many of the jobs added in the booming tech sector. Professional & technical services added 2,500 jobs in September, which compares with an average of 4,088 new jobs per month during the first eight months of this year. Employment in the information sector, which includes data processing, software, internet search and the motion picture industry, lost 3,000 jobs in September. Hiring for the year is up just slightly, however, largely reflecting losses in the motion picture business. Hiring in the more tech-driven portions of this sector rose in September.”

“With hiring slowing across most industries, it is not all that surprising that job growth slowed across most metro areas. Sacramento posted the largest decline during the month, with a seasonally adjusted loss of 4,100 jobs. Job growth remained positive in the Bay Area but moderated considerably. The Oakland area and San Rafael held up best, adding 2,400 and 900 jobs, respectively. Both gains are in line with their pace for the past year. Hiring slowed to a crawl in San Jose, however, with just 200 net new jobs added in September, while San Francisco added 1,000 jobs during the month. In Southern California, Anaheim posted a 2,600 job loss in September and Los Angeles lost 400 jobs. Hiring in the Inland Empire slowed to just 1,900 jobs, or about half the gain averaged over the past year. Job growth in San Diego basically kept pace in September, adding 3,100 jobs.”

Key performance indicators

Key performance indicators are presented in the following table for the nine months ended September 30, 2018 and 2017 ($ in thousands).

	2018	2017
Secured loans – average daily balance	$108,932	$110,987
Secured loans – end-of-period	$107,241	$132,067

Interest on loans	$7,159	$6,806
Portfolio interest rate(1)	8.1%	8.1%
Effective yield rate(2)	8.8%	8.2%

Provision for (recovery of) loan losses	$(13)	$(25)
Percent(2)	0.0%	0.0%

Real estate owned (REO)
REO – end of period	$3,759	$9,173

Rental operations, net	$—	$(503)

Realized gains on REO sales	$113	$1,302

Operations expense	$3,537	$4,060

Net Income	$3,592	$3,574
Percent(3)(4)	3.5%	2.9%

Partner Distributions	$1,916	$2,104
Percent (annual rate)(5)	3.1%	3.0%

Limited Partners’ capital – average balance	$137,028	$160,320
Limited Partners’ capital – end-of-period(6)	$127,110	$152,914

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.
(6)

Scheduled liquidations as of September 30, 2018 were approximately $50,545,000. Scheduled liquidations as of September 30, 2017 were approximately $51,711,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance indicators are presented in the following table for the three months ended September 30, 2018 and 2017 ($ in thousands).

	2018	2017
Secured loans – average daily balance	$97,114	$129,370
Secured loans – end-of-period	$107,241	$132,067

Interest on loans	$1,983	$2,618
Portfolio interest rate(1)	8.1%	8.1%
Effective yield rate(2)	8.2%	8.1%

Provision for (recovery of) loan losses	$—	$—
Percent(2)	0.0%	0.0%

Real estate owned (REO)
REO – end of period	$3,759	$9,173

Rental operations, net	$—	$(179)

Realized gains on REO sales	$—	$441

Operations expense	$1,048	$1,339

Net Income	$852	$1,545
Percent(3)(4)	2.6%	3.9%

Partner Distributions	$584	$699
Percent (annual rate)(5)	2.9%	3.0%

Limited Partners’ capital – average balance	$130,576	$155,390
Limited Partners’ capital – end-of-period(6)	$127,110	$152,914
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)	Percent distributed from limited partners’ capital accounts for partners electing periodic distributions.

(6) Scheduled liquidations as September 30, 2018 were approximately $50,545,000. Scheduled liquidations as of September 30, 2017 were approximately $51,711,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The September 30, 2018 end-of-period secured loan balance was approximately $107.2 million, down  18.8% ($24.8 million) compared to the September 30, 2017 end-of-period secured loan balance of approximately $132.1 million. The overall reduction in the balance of the secured loan portfolio is due to the reduction in overall capital under management as well as a decrease in new loans funded for the nine months ended September 30, 2018 compared to the same period in 2017. Additionally, there was an increase in the loan payoff rate for the nine months ended September 30, 2018 compared to the same period in 2017, as well as a loan sale of approximately $7.2 million in June 2018.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. At September 30, 2018, a larger percentage of the partnership’s secured loan portfolio is been secured by collateral located in the San Francisco Bay Area when compared to the secured loan portfolio at December 31, 2017 (68.4% and 63.3%, respectively).  Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of September 30, 2018, 45 (80%) of the partnership’s 56 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception.  The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment-penalty clause. As of September 30, 2018, 24 (43%) of the loans outstanding (representing 69% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity. In September 2018, one interest only secured loan, with principal of $5,355,000, was funded net of  12 months of interest (approximately $455,000). Interest on this loan began accruing on October 1, 2018. In the event that this loan pays off in full prior to its scheduled maturity of September 30, 2019, the remaining unearned interest income will be applied as a reduction of principal. In October 2018, one loan with principal of approximately $14,000,000 paid off in full. The loan was scheduled to mature on January 1, 2019.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at September 30, 2018 was 56.0%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.0% in the property, and we as lenders have loaned in the aggregate 56.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

For the three and nine months ended September 30, 2018, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 2.6% and 3.5% (annualized), respectively. Distributions to those limited partners electing periodic distributions for the three and nine months ended September 30, 2018 were 3.0% and 3.1% (annualized), respectively.

For the nine months ended September 30, 2018, improvement in interest on loans ($7.2 million in 2018 and $6.8 million in 2017) is reflective of default interest collected in the second quarter on the payoff of a loan previously designated as impaired and in non-accrual status, as well as a higher average daily balance in secured loans. Net income for the nine months ended September 30, 2018 was $3,592,000 an increase of $18,000 (0.5%) compared to the same period in 2017 due primarily to default interest collected on the payoff of a previously impaired loan in the second quarter. Total operations expense as a percent of interest income on loans was 49.4% and 59.7% for the nine months ended September 30, 2018 and 2017, respectively.

REO income, net decreased by approximately $900,000 (116.0%) for the nine months ended September 30, 2018 compared to the same period in 2017, due primarily to the sale of certain REO properties and the overall reduction in REO operating expenses as previously vacated units were sold. REO income, net is expected to decrease in future quarters until the remaining REO is sold.

Analysis and discussion of income from operations 2018 v. 2017 (nine months ended)

Significant changes to revenue and expense for the nine month period ended September 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Nine Months Ended September 30
2018	$7,159	$(13)	$3,537	$—	$113	$(189)	3,592
2017	6,806	(25)	4,060	(503)	1,302	(23)	3,574
Change	$353	$12	$(523)	$503	$(1,189)	$(166)	$18

Explanation
Loan balance increase (decrease)	(165)	—	1	—	—	—	(166)
Effective yield rate	518	—	—	—	—	—	518
REO sales	—	—	(286)	503	(1,189)	(166)	(614)
Capital balance decrease	—	—	(177)	—	—	—	177
Other	—	12	(61)	—	—	—	103
Change	$353	$12	$(523)	$503	$(1,189)	$(166)	$18

 The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income increased approximately $353,000 for the nine month period ended September 30, 2018 compared to the same period in 2017, due primarily to default interest collected on a previously impaired loan in the second quarter. The secured loans average daily balance decreased approximately $2.06 million, or approximately 1.9% for during the nine months ended September 30, 2018 compared to the same period in 2017.

Provision for (recovery of) loan losses/allowance for loan losses

At September 30, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2018, collection was deemed probable for amounts owing.

Operations expense 2018 v. 2017

Significant changes to operations expense for the nine month period ended September 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Nine Months Ended September 30
2018	$1,231	$396	$1,260	$696	$(46)	$3,537
2017	1,230	459	1,518	838	15	4,060
Change	$1	$(63)	$(258)	$(142)	$(61)	$(523)

Explanation
Loan balance increase (decrease)	1	—	—	—	—	1
REO Sales	—	—	(144)	(142)	—	(286)
Capital balance decrease	—	(63)	(114)	—	—	(177)
Other	—	—	—	—	(61)	(61)
Change	$1	$(63)	$(258)	$(142)	$(61)	$(523)

•Mortgage servicing fees

The increase in mortgage servicing fees of approximately $1,000 for the nine month period ended September 30, 2018 over the same period in 2017 is due to monthly fluctuations in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $63,000 was due to the reduction in the total capital under management. Total limited partners’ capital at September 30, 2018 and 2017 was approximately $127.1 million and $152.9 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

•Costs from RMC

The decrease in costs from RMC of $258,000 was due to the reduction in total capital under management, as well as a decrease in the cost of REO management. RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services of approximately $142,000 was due primarily to a decrease in audit and legal fees relating to real estate transactions, and related financial reporting.

REO – Realized gains/(losses) on REO sales, valuation adjustments, and end of period balance

The September 30, 2018, REO balance, end of period, was approximately $3.8 million, down 58.7% ($5.4 million) compared to the September 30, 2017 balance of approximately $9.2 million. Prior to sale, the valuation reserve on one REO property was increased by approximately $48,000 in September 2018.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

REO – rental operations, net after interest

Rental operations were substantially wound down, and all residential units had been made vacant for sale by December 31, 2017.

Analysis and discussion of income from operations 2018 v. 2017 (three months ended)

Significant changes to revenue and expense for the three month period ended September 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

				REO, net
		Provision for		Rental,		Holding
	Interest	(Recovery of)	Operations	Net After	Realized Gains	Costs,	Net
	on Loans	Loan Losses	Expense	Interest	on REO Sales	Net	Income
For the Three Months Ended September 30
2018	$1,983	$—	$1,048	$—	$—	$(45)	$852
2017	2,618	—	1,339	(179)	441	(8)	1,545
Change	$(635)	$—	$(291)	$179	$(441)	$(37)	$(693)

Explanation
Loan balance increase (decrease)	(659)	—	(123)	—	—	—	(536)
Effective yield rate	24	—	—	—	—	—	24
REO sales	—	—	(90)	179	(441)	(37)	(257)
Capital balance decrease	—	—	(82)	—	—	—	82
Other	—	—	4	—	—	—	(6)
Change	$(635)	$—	$(291)	$179	$(441)	$(37)	$(693)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income decreased approximately $635,000 for the three month period ended September 30, 2018 compared to the same period in 2017, due primarily to a decrease in the secured loan - average daily balance. The secured loan – average daily balance for the three months ended September 30, 2018 decreased approximately $32.3 million, or approximately 24.9% compared to the same period in 2017.

Provision for (recovery of) loan losses/allowance for loan losses

At September 30, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2018, collection was deemed probable for amounts owing.

Operations expense 2018 v. 2017

Significant changes to operations expense for the three month period ended September 30, 2018 compared to the same period in 2017 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	Other	Total
For the Three Months Ended September 30
2018	$360	$126	$384	$180	$(2)	$1,048
2017	483	148	516	198	(6)	1,339
Change	$(123)	$(22)	$(132)	$(18)	$4	$(291)

Explanation
Loan balance increase (decrease)	(123)	—	—	—	—	(123)
REO Sales	—	—	(72)	(18)	—	(90)
Capital balance decrease	—	(22)	(60)	—	—	(82)
Other	—	—	—	—	4	4
Change	$(123)	$(22)	$(132)	$(18)	$4	$(291)

•Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $123,000 for the three month period ended September 30, 2018 over the same period in 2017, is due to the decrease in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $22,000 was due to the reduction in the total capital under management. Total limited partners’ capital at September 30, 2018 and 2017, was approximately $127.1 million and $152.9 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

•Costs from RMC

The decrease in costs from RMC of $132,000 was due to the reduction in total capital under management, and a decrease in the cost of REO management. RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services of approximately $18,000 was due primarily to a decrease in audit and legal fees relating to real estate transactions, and related financial reporting.

REO – Realized gains/(losses) on REO sales, valuation adjustments, and end of period balance

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and nine months ended September 30, 2018 and 2017 ($ in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Partners' capital
Distributions	$(584)	$(699)	$(1,916)	$(2,104)
Formation loan, net of early withdrawal fees	180	87	538	215
Liquidations	(7,191)	(5,782)	(21,321)	(16,399)
Cash used in partners' capital	(7,595)	(6,394)	(22,699)	(18,288)

Loan earnings and payments
Interest	1,919	2,338	7,554	6,273
Other loan income	12	13	71	27
Operations expense	(927)	(1,186)	(3,319)	(4,060)
Prepaid interest	455	—	455	—
Principal payments and recoveries	2,845	1,465	32,781	14,418
Loans sold to affiliates	—	—	5,890	—
Loans sold to non-affiliate, net	—	—	7,247	—
Total cash from loan earnings	4,304	2,630	50,679	16,658

Loans originated, net	(17,725)	(7,750)	(23,125)	(50,618)
Loans acquired from affiliates	—	—	—	(1,000)
Advances on loans	—	(375)	428	(377)
Total cash from loan production	(17,725)	(8,125)	(22,697)	(51,995)
Cash from loan earnings and production	(13,421)	(5,495)	27,982	(35,337)

REO operations, sales and development
Rental operations, net	27	(148)	49	(520)
Holding costs	(45)	(9)	(189)	(24)
Other assets	—	(108)	—	(241)
Proceeds from real estate sales	1,279	3,998	3,321	12,222
Cash from REO operations, sales and development	1,261	3,733	3,181	11,437

Net cash increase/(decrease) before distributions to limited partners	(12,160)	(1,762)	31,163	(23,900)
Net increase/(decrease) in cash	$(19,755)	$(8,156)	$8,464	$(42,188)
Cash, end of period	$10,187	$3,135	$10,187	$3,135

 Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Capital liquidations-without penalty	$5,109	$4,695	$14,897	$13,722
Capital liquidations-subject to penalty	2,082	1,087	6,424	2,677
Total	$7,191	$5,782	$21,321	$16,399

Scheduled liquidations, at September 30	$50,545	$51,711	$50,545	$51,711

Scheduled limited partner capital withdrawals at September 30, 2018 are presented in the following table ($ in thousands).

2018	$6,934
2019	19,670
2020	10,827
2021	7,373
2022	4,310
Thereafter	1,431
Total	$50,545

The ongoing sources of funds for loans are the proceeds from:

•	loan payoffs,
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales; and,
•	a line of credit, if obtained.

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

At September 30, 2018, the partnership had no construction or rehabilitation loans outstanding.

The partnership had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 62% and 59% at September 30, 2018 and 2017, respectively.

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

California limited partnerships generally do not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is not conventional independent oversight of the partnership’s financial reporting process. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

•	appointment, compensation, review and oversight of the work of the independent public accountants; and
•	establishing and maintaining internal controls over financial reporting.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of September 30, 2018, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended September 30, 2018 were approximately $7,191,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: November 13, 2018	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 13, 2018	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner