Form 10-K
period 2018-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2019-04-01
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

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

The registrant had 120,646,025 limited partnership interests outstanding as of February 28, 2019.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2018

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future withdrawals of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

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

The rights, duties, and powers of the limited partners and general partners of the partnership are governed by the Limited Partnership Agreement (Partnership Agreement). Limited partners should refer to the Partnership Agreement for complete disclosure of its provisions.

The following is a summary of certain provisions of the Partnership Agreement and is qualified in its entirety by the terms of the agreement itself.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;

•	REO sales;
•	loan sales;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

We are externally managed by Redwood Mortgage Corp., a general partner (RMC or the manager). The general partners are RMC and Michael R. Burwell (Burwell), an individual. The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

Income or loss is allocated among the limited partners according to their respective capital accounts after one percent (1%) of income or loss is allocated to the general partners. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of income or loss to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit.  The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited liability partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the partnership’s subsidiaries.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 61% and 59% at December 31, 2018 and 2017, respectively.

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

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The General Partner is under no obligation to sell loans from the portfolio in order to honor withdrawals requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and affiliates) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Limited Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20%, the general partners shall have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners shall be determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to Benefit Plan Investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

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

The partnership’s loans generally have shorter maturities than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, the partnership may elect to extend the loans maturity. In the event a loan is not performing and the borrower is unable to repay in full the principal owing on the loan by the maturity date, the partnership may elect to modify the loan payment terms and designate the loan as impaired or it may foreclose on the loan.

Generally, interest rates on the partnership’s mortgage loans have not been affected by market movements in interest rates. If, as expected, the partnership continues to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, the partnership could see a significant increase in borrower prepayments. If the partnership then invests in new loans at lower rates of interest, a lower yield to partners may possibly result.

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

RMC’s loan files and other books and records are subject to examination by the California Department of Real Estate.  Such examinations, as well as new regulations that may be issued in the future, could ultimately increase RMC’s and our administrative burdens and costs.

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

HOEPA is a federal law passed in 1994 to provide additional disclosures for certain closed-end home mortgages. These “high-cost” closed-end home mortgages are loans with interest rates and fees in excess of certain percentage or amount thresholds. These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization. Failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.  Similarly, in California, Financial Code Section 4970, et. seq., became effective in 2002. It provides for state regulation of “high-cost” consumer residential mortgage loans (also called “covered loans”) secured by liens on real property. Section 4970 defines covered loans as consumer loans on primary residences in which the original principal balance of the loan does not exceed the most current conforming loan limit for a single-family first mortgage loan established by the Federal National Mortgage Association, with interest rates and/or fees exceeding one of the statutorily defined percentage or amount thresholds. The law prohibits certain lending practices with respect to high-cost loans, including the making of a loan without regard to the borrower’s income or obligations. When making such loans, lenders must provide borrowers with a consumer disclosure and provide for an additional rescission period prior to closing the loan.

•	Mortgage Disclosure Improvement Act.

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under the Real Estate Settlement Procedures Act.

•	Home Mortgage Disclosure Act (“HMDA”).

This federal law enacted in 1975 provides for public access to information on a lender’s loan activity. It requires lenders to report to their federal regulator certain information about mortgage loan applications it receives, such as the race and gender of its customers, the disposition of the mortgage application, income of the borrowers and interest rate (i.e. APR) information. Amendments to HMDA became effective on January 1, 2018. Under the amended regulation lenders are required to report approximately 40 additional data points on their loan applications, including borrower age and credit data, lender fees, debt-to-income ratios and loan-to-value ratios.

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

This series of state laws, which initially became effective January 1, 2013, and was reinstated by Senate Bill No. 818 on September 14, 2018, is intended to ensure fair lending and borrowing practices for California homeowners by guaranteeing basic fairness and transparency during the foreclosure process. Key provisions include restrictions on dual-track foreclosures, a guaranteed single point of contact, civil penalties for lenders filing unverified documents, and protections for tenants of foreclosed properties. HOBR also provides borrowers with the authority to seek redress of material violations of its rules, such as by an injunction (prior to foreclosure sale) or recovery of damages (after foreclosure sale).

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

Item 2 – Properties

None. The partnership has no operations of its own.

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

Part II

Item 5 – Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Units

There are substantial restrictions on transferability of limited partnership interests, and there is no established public trading and/or secondary market for the limited partnership interests, and none is expected to develop.

In order to provide liquidity to partners, we provide certain liquidation rights. See “Liquidity, capital withdrawals and early withdrawals” in Part I of this report.  As of February 28, 2019, we had approximately 4,590 limited partners with approximately 120,646,025 units of limited partnership interest.

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distributions

Cash distributions totaled $2,496,210 and $2,864,050 in 2018 and 2017, respectively.  See “Distribution to limited partners” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Liquidity and capital withdrawals

Withdrawals in 2018 and 2017 by quarter are presented in the following table ($ in thousands). All withdrawal payments are processed on the last day of the quarter, and are valued at $1 per unit.

Units redeemed	2018	2017
Q1	$7,125	$5,263
Q2	7,005	5,354
Q3	7,191	5,782
Q4	6,969	6,401
Total	$28,290	$22,800

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2018, for RMI VIII. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon withdrawal of units. The withdrawal amount is determined by the applicable provisions of the Limited Partnership Agreement.

The fair value of a unit of RMI VIII was determined to be $1.00, after consideration of the fair values of the net assets held and the restrictions in the withdrawal provisions in the Partnership Agreement and the restrictions on transferability of units.

The fair value of loan balances secured by deeds of trust, per the Market Approach, is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

The two loan sales in 2018 were negotiated between our manager and the buyer who was not yet willing to pay a significant premium commensurate with the interest rate premium of the loans and the low loan to value ratios, the location (i.e. San Francisco Bay Area and Los Angeles, coastal Southern California) and other characteristics of the underlying collateral.

The fair value of the portfolio REO is $4.9 million, representing a premium of approximately $780,000 over the book value, per the analysis, based principally on market values for comparable REO.

For 2017 and prior year ends, the portfolio of secured loans was valued based on the application of the discounted cash flow approach as comparable loan sales were not available. Companies or individuals originating loans similar to those originated by RMC on behalf of the partnership typically intend to hold the loans until maturity as the average contractual term of the loans is shorter than conventional mortgages, substantially all of which have a prepayment-penalty provision.

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

The primary purpose of the valuation was to determine the fair value of a unit of partnership interest in RMI VIII. There is no assurance that this estimated value is or will remain accurate, and it does not determine the amount that a partner is entitled to receive upon withdrawal of units. RMC makes no representation, express or implied, that a unit of RMI VIII could or would be transferred by an investor for the stated fair value.

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

These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g., as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g., as a series of individual unit sales or as a bulk disposition).

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

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

In the publication “A Modest Start to 2019 for California Payrolls” dated March 12, 2019:

Nonfarm employers added just 3,000 net new jobs during January. Strong gains in professional & business services (4,200) and healthcare (5,600) were nearly wiped out by a sharp 7,200 decline in the trade, transportation & utilities sector.

Through the monthly volatility, hiring has moderated recently. Job gains have averaged 15,200 over the past three months, below the 35,800 averaged over the same period last year.

The unemployment rate ticked up to 4.2% during the month as a 0.3% gain the labor force out-paced a 0.2% rise in household employment. The number of unemployed increased to 817,600.

January's data include annual benchmark revisions, which reflect actual employment counts from the QCEW and updated seasonal factors. Employment growth was 1.6% in 2018, just a touch slower than the initial estimate of 1.7%.

Key performance indicators

Key performance indicators are presented in the following table for 2018 and 2017 ($ in thousands).

	2018	2017
Secured loans – average daily balance	$107,281	$116,124
Secured loans – end-of-period	$97,375	$129,955

Interest on loans	$9,298	$9,403
Portfolio interest rate(1)	8.1%	8.1%
Effective yield rate(2)	8.7%	8.1%

Provision for (recovery of) loan losses	$(13)	$(19)
Percent(2)	0.0%	0.0%

Operations expense	$4,350	$4,840

Net Income	$5,058	$4,623
Percent(3)(4)	3.7%	2.9%

Limited Partners’ capital – average balance	$133,824	$157,614
Limited Partners’ capital – end-of-period(5)	$121,012	$146,791

(1)	Stated note interest rate of secured loans, weighted daily average
(2)	Percent of secured loans – average daily balance
(3)	Percent of limited partners’ capital – average balance
(4)	Percent based on the net income available to limited partners (excluding 1% of income and loss allocated to general partners)
(5)

Scheduled liquidations as of December 31, 2018 were approximately $48,092,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled liquidations as of December 31, 2017 were approximately $54,134,000.

Secured loans

The December 31, 2018 end-of-period secured loan balance was approximately $97.4 million, down 25.1% ($32.6 million) compared to the December 31, 2017 end-of-period secured loan balance of approximately $130.0 million. The overall reduction in the balance of the secured loan portfolio is due to the reduction in overall capital as well as a decrease in new loans funded for the year ended December 31, 2018 compared to the same period in 2017. Additionally, there was an increase in the loan payoff rate for the year ended December 31, 2018 compared to the same period in 2017, as well two loan sale transactions, one in June 2018 totaling approximately $7.2 million, and one in December 2018 totaling approximately $6.0 million.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2018, 47 (84%) of the partnership’s 56 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of December 31, 2018, 26 (46%) of the loans outstanding (representing 66% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at December 31, 2018 was 54.9%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.1% in the property, and we as lenders have loaned in the aggregate 54.9% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

On June 27, 2018 and December 12, 2018, the partnership closed on the sales of whole loans (servicing released) comprising a combined principal of $13,184,888 and interest owing of $58,158 to an unaffiliated bank pursuant to an Asset Sale Agreement.  The Asset Sale Agreement contains customary representations, warranties, and covenants. The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. The transaction generated an immaterial gain (net of expenses). Loan sales do provide the opportunity to redeploy the proceeds, possibly on better terms than the loans that were sold. Further, the loan originations generate fees to RMC under the Limited Partnership Agreement, which could enable RMC to retain staff and management, repay the formation loan which was the source of funds to pay commissions to broker-dealers for raising the partnership’s capital, and to have RMC’s cash flow exceed the carrying value of its intangible assets.

At December 31, 2018 and 2017 the partnership held no loans classified as held-for-sale. The determination that loans would be classified as held-for-sale in compliance with GAAP criteria and the completion of the sale occurred within the same reporting periods in 2018.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

For 2018, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.7%.

For 2018, the decrease in interest income on loans ($9.3 million in 2018, $9.4 million in 2017) is reflective of the decrease in the secured loan – average daily balance, due primarily to the overall reduction in total capital under management, which was partially offset by default interest collected on a previously impaired loan in the second quarter of 2018. Net income for 2018 was approximately $5,058,000, an increase of approximately $435,000 (9.4%) compared to 2017 due primarily to a decrease in operating expenses relating to the overall reduction in capital under management. Total limited partners’ capital was approximately $121.0 million and $146.8 million at December 31, 2018 and 2017, respectively. Total operations expense as a percent of interest income on loans was 46.8% and 51.5% for 2018 and 2017, respectively.

Analysis and discussion of net income 2018 v. 2017

Significant changes to revenue and expense for 2018 v. 2017 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the Year
2018	$9,298	$(13)	$4,350	$5,058
2017	9,403	(19)	4,840	4,623
Change	$(105)	$6	$(490)	$435

Explanation
Loan balance increase (decrease)	(518)	—	(100)	(418)
Effective yield rate	413	—	—	413
Valuation Adjustments	—	—	(593)	593
REO sales	—	—	562	(562)
Capital balance decrease	—	—	(292)	292
Other	—	6	(67)	117
Change	$(105)	$6	$(490)	$435

      The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income decreased due to the decrease of the secured loan portfolio, which was partially offset by default interest collected on a previously impaired loan in the second quarter of 2018. The secured loans- average daily balance decreased approximately $8.8 million, or approximately 7.6%.

Provision for (recovery of) loan losses/allowance for loan losses

At December 31, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at December 31, 2018, collection was deemed probable for amounts owing.

Operations expense 2018 v. 2017

Significant changes to operations expense for 2018 v. 2017 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the Year
2018	$1,624	$516	$1,639	$908	$(289)	$(48)	$4,350
2017	1,724	603	2,033	1,052	$(591)	19	4,840
Change	$(100)	$(87)	$(394)	$(144)	$302	$(67)	$(490)

Explanation
Loan balance increase (decrease)	(100)	—	—	—	—	—	(100)
REO Sales	—	—	(189)	(144)	895	—	562
Valuation Adjustments	—	—	—	—	(593)	—	(593)
Capital balance decrease	—	(87)	(205)	—	—	—	(292)
Other	—	—	—	—	—	(67)	(67)
Change	$(100)	$(87)	$(394)	$(144)	$302	$(67)	$(490)

•Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $100,000 from 2018 over 2017, is due to the decrease in the secured loan – average daily balance. Fees are charged by RMC at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees of approximately $87,000 was due to the reduction in the total capital under management. Total limited partners’ capital at December 31, 2018 and 2017, was approximately $121.0 million and $146.8 million, respectively. Asset management fees are charged by RMC up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually)

•Costs from RMC

The decrease in costs from RMC of $394,000 was due to the reduction in total capital under management, as well as a decrease in the cost of REO management. RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out of pocket expenses and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services of approximately $144,000 was due primarily to decrease in audit and legal fees relating to real estate transactions, and related financial reporting.

REO, net

The December 31, 2018, REO balance, end of period, was approximately $4.2 million, down 40.0% ($2.8 million) compared to the December 31, 2017 balance of approximately $7.0 million. As fewer REO properties were sold in 2018 when compared to 2017, there was a decrease in gains on sales of approximately $1.3 million. The valuation reserve on REO also decreased in 2018 due to the recovery in market values of two properties of approximately $463,000. The value of both properties was not written up above to the net amount of the loans at foreclosure. The decrease in the valuation reserve was offset by an increase of approximately $118,000 in the reserve for two properties during 2018.

Rental operations were substantially wound down, and all residential rental units had been made vacant for sale at December 31, 2017. As such, there were no rental operations in 2018. Any month to month rents received in periods after December 31, 2017 are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part II, Item 8 of this report for detailed presentations of REO sales transactions, rental activity, operating expense, and additional information regarding REO activity during the period, which presentations are incorporated by this reference into this Item 7.

Summary comparison – 2018 4th quarter v. 3rd quarter

Significant changes to revenue and expense items for the three-month periods ended December 31, and September 30, are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the Three Months Ended
December 31, 2018	$2,139	$—	$689	$1,466
September 30, 2018	$1,983	$—	$1,141	$852
Change	$156	$—	$(452)	$614

Explanation
Loan balance increase (decrease)	109	—	33	76
Effective yield rate	47	—	—	47
Valuation Adjustments	—	—	(441)	441
REO sales	—	—	(65)	65
Capital balance decrease	—	—	21	(21)
Other	—	—	—	6
Change	$156	$—	$(452)	$614

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2018	2017
Partners' capital
Distributions	$(2,496)	$(2,865)
Formation loan, net of early withdrawal fees	691	650
Liquidations	(28,291)	(22,800)
Cash used in partners' capital	(30,096)	(25,015)

Loan earnings and payments
Interest	9,684	8,834
Other loan income	77	41
Operations expense	(4,389)	(5,360)
Prepaid interest	341	—
Principal payments and recoveries	51,216	17,536
Loans transferred to affiliates	5,890	—
Loans sold to non-affiliate, net	13,264	—
Total cash from loan earnings	76,083	21,051

Loans originated, net	(37,686)	(51,618)
Loans transferred from affiliates	—	(1,000)
Advances (made) received on loans	431	(420)
Total cash from loan production	(37,255)	(53,038)
Cash from loan earnings and production	38,828	(31,987)

REO operations, sales and development
Rental operations, net	—	(777)
Holding costs	(169)	(44)
Other assets	—	(253)
Proceeds from real estate sales	3,321	14,476
Cash from REO operations, sales and development	3,152	13,402

Net cash increase/(decrease) before distributions to limited partners	41,980	(18,585)
Net increase/(decrease) in cash	$11,884	$(43,600)
Cash, end of period	$13,607	$1,723

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	2018	2017
Capital liquidations-without penalty	$20,175	$18,525
Capital liquidations-subject to penalty	8,115	4,275
Total	$28,290	$22,800

Scheduled liquidations, at December 31	$48,092	$54,134

Scheduled limited partner capital withdrawals at December 31, 2018 are presented in the following table ($ in thousands).

2019	$21,326
2020	11,585
2021	8,049
2022	4,978
2023	1,999
Thereafter	155
Total	$48,092

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans at maturity possibly would have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay at maturity, the partnership may consider extending the term through a loan modification or foreclosing on the property. A reduction in loan repayments would reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans and/or, if ongoing for an extended period, provide earnings distributions and withdrawals of partners’ capital.

Generally, within a broad range, the partnership’s rates on mortgage loans is not affected by market movements in interest rates. If, as expected, we continue to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, we could see a significant increase in borrower prepayments. If we then invest in new loans at lower interest rates, a lower yield to limited partners may possibly result.

Contractual obligations

The partnership’s only obligation is to fund capital account requests subject to cash available per the terms of the partnership agreement. See Note 3 (General Partners and Other Related Parties), Note 4 (Loans) and Note 7 (Commitments and Contingencies, Other Than Loan Commitments) to the financial statements included in Part II, Item 8 of this report for detailed presentations on commitments and contingencies, which presentations are incorporated by this reference into this Item 7.

At December 31, 2018, the partnership had no construction or rehabilitation loans outstanding.

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

Item 8 – Consolidated Financial Statements and Supplementary Data

A – Consolidated Financial Statements

The following consolidated financial statements of Redwood Mortgage Investors VIII are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

B – Consolidated Financial Statement Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VIII

San Mateo, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California Limited Partnership) (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, California

April 1, 2019

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2018 and 2017

($ in thousands)

	December 31,	December 31,
	2018	2017
ASSETS
Cash, in banks	$13,607	$1,723

Loans
Secured by deeds of trust
Principal	97,375	129,955
Advances	52	484
Accrued interest	764	1,209
Prepaid interest	(341)	—
Loan balance, secured	97,850	131,648

Unsecured	—	24
Allowance for loan losses	—	—
Loans, net	97,850	131,672

Real estate owned (REO)	4,153	7,014
Other assets, net	113	124
Total assets	$115,723	$140,533

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other accrued liabilities	$388	$161
Total liabilities	388	161

Commitments and Contingencies (Note 7)

Partners’ capital
Limited partners’ capital, subject to liquidation, net	121,012	146,791
General partners’ capital (deficit)	(734)	(785)
Total partners’ capital, net	120,278	146,006

Receivable from manager (formation loan)	(4,943)	(5,634)

Partners’ capital subject to liquidation, net of formation loan	115,335	140,372

Total liabilities and partners’ capital	$115,723	$140,533

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2018 and 2017

($ in thousands)

	2018	2017
Revenues
Interest income	$9,298	$9,403
Late fees	80	41
Gain on sale, loans	17	—
Revenue, loans	9,395	9,444

Provision for (recovery of) loan losses	(13)	(19)

Operations expense
Mortgage servicing fees	1,624	1,724
Asset management fees	516	603
Costs from Redwood Mortgage Corp.	1,639	2,033
Professional services	908	1,052
REO, net (Note 5)	(289)	(591)
Other	(48)	19
Operations expense	4,350	4,840

Net income	$5,058	$4,623

Net income
Limited partners (99%)	5,007	4,577
General partners (1%)	51	46
	$5,058	$4,623

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018 and 2017

($ in thousands)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2017	$146,791	$(785)	$146,006
Net income	5,007	51	5,058
Distributions	(2,496)	—	(2,496)
Liquidations	(28,290)	—	(28,290)
Balance, December 31, 2018	$121,012	$(734)	$120,278

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2016	$167,879	$(831)	$167,048
Net income	4,577	46	4,623
Distributions	(2,865)	—	(2,865)
Liquidations	(22,800)	—	(22,800)
Balance, December 31, 2017	$146,791	$(785)	$146,006

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

($ in thousands)

	2018	2017
Cash from Operations
Interest received	$9,684	$8,834
Other loan income	77	41
Operations expense	(4,389)	(5,360)
Rental operations, net	—	(777)
Holding costs	(169)	(44)
Total cash provided by operations	5,203	2,694
Cash from Investing Activities
Loans
Principal collected on loans - secured	51,192	17,514
Loans transferred to affiliates	5,890	—
Loans transferred from affiliates	—	(1,000)
Loans sold to non-affiliate, net	13,264	—
Unsecured loan payments received	24	22
Loans originated	(37,686)	(51,618)
Prepaid interest	341	—
Advances (made) received on loans	431	(420)
Total - Loans	33,456	(35,502)
REO
Sales	3,321	14,476
Development and acquisition	—	(253)
Total - REO	3,321	14,223
Total cash provided by (used in) by investing activities	36,777	(21,279)

Cash from Financing Activities
Distributions to partners
Cash – partner liquidations	(28,291)	(22,800)
Formation loan payment, net of early withdrawal fees	691	650
Cash – partner distributions	(2,496)	(2,865)
Cash Distributions to partners, net	(30,096)	(25,015)
Total cash used in financing activities	(30,096)	(25,015)
Net increase/(decrease) in cash	11,884	(43,600)
Cash and cash equivalents, beginning of period	1,723	45,323
Cash and cash equivalents, end of period	$13,607	$1,723

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

($ in thousands)

Reconciliation of net income to net cash provided by (used in) operating activities:

	2018	2017
Cash flows from operations
Net income	$5,058	$4,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Gain) on sale, loans	(17)	—
REO – loss/(gain) on disposal	(113)	(1,211)
REO – impairment	(345)	—

Change in operation assets and liabilities
Accrued interest	387	(568)
Other assets	6	56
Accounts payable and other liabilities	227	(206)
Net cash provided by operations	$5,203	$2,694

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The rights, duties, and powers of the limited partners and general partners of the partnership are governed by the Limited Partnership Agreement (Partnership Agreement).

The following is a summary of certain provisions of the Partnership Agreement and is qualified in its entirety by the terms of the agreement itself. Limited partners should refer to the Partnership Agreement for complete disclosure of its provisions.

The ongoing sources of funds for loans are the proceeds from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

The partnership is externally managed by Redwood Mortgage Corp., a general partner (or RMC or the manager). The general partners are Redwood Mortgage Corp. and Michael R Burwell (Burwell), an individual. The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the members.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Income or loss is allocated among the limited partners according to their respective capital accounts after one percent (1%) of income or loss is allocated to the general partners. The income allocation to the general partners amounted to approximately $51,000 and $46,000 for the years ended December 31, 2018 and 2017, respectively. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of income or loss to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners equity deficit. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited liability partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the partnership’s subsidiaries.

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 61% and 59% at December 31, 2018 and 2017, respectively.

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

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The General Partner is under no obligation to sell loans from the portfolio in order to honor withdrawal requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and affiliates) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Limited Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20%, the general partners shall have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners shall be determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to Benefit Plan Investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Generally, interest rates on the partnership’s mortgage loans have not been affected by market movements in interest rates. If, as expected, the partnership continues to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity, which itself may reduce the partnership’s investment into new loans at higher interest rates. Conversely, if interest rates were to decline, the partnership could see a significant increase in borrower prepayments. If the partnership then invests in new loans at lower rates of interest, a lower yield to partners may possibly result.

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

•	market comparables or sales approach;
•	cost to replace; and
•	capitalized cash flows or investment approach.

These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g., as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g., as a series of individual unit sales or as a bulk disposition).

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2018, certain partnership cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating.

Loans and interest income

Performing loans are carried at amortized costs which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

For performing loans, interest is accrued daily on the principal plus advances, if any. Impaired loans less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 180 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

From time to time, the partnership negotiates and enters into loan modifications with borrowers whose loans are delinquent. If the loan modification results in a significant delay or reduction in the cash flow compared to the original note, the modification is deemed a troubled debt restructuring and a loss is recognized.

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

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

December 31, 2018 and 2017

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

RMI VIII invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral.  The real estate secured programs and low loan-to-value ratios have caused RMC to conclude that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position.

NOTE 3 –GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners, RMC and Burwell, are entitled to 1% of income or loss of the partnership. See Note 1 (Organization and General).

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

Mortgage servicing fees paid to RMC were approximately $1,624,000 and $1,724,000 for 2018 and 2017, respectively. No mortgage servicing fees were waived during any period reported.

•	Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Asset management fees paid to the general partners were approximately $516,000 and $603,000, for 2018 and 2017 respectively. No asset management fees were waived in any period presented.

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

For 2018 and 2017, operating expenses totaling approximately $1,639,000 and $2,033,000, respectively, were reimbursed to RMC.

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

During 2018 and 2017 certain performing loans were transferred by an executed assignment between the affiliated mortgage fund in-full at par. Specifically, during the year ended December 31, 2018, the partnership transferred two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value, which approximates fair value, of approximately $5,890,000. The partnership received cash for the transfer and has no continuing obligation or involvement on the assigned loans. During year ended December 31, 2017, the Redwood Mortgage Investors IX, LLC, transferred one loan at par value of approximately $1,000,000 to the partnership.

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of December 31, 2018, the partnership had made such advances of $22,567,000, of which $4,943,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The formation loan activity is summarized in the following table for the year ended December 31, 2018 ($ in thousands).

2018
Balance, January 1	$5,634
Early withdrawal penalties	(691)
Repayments	—
Balance, December 31,	$4,943

The future minimum payments on the formation loan as of December 31, 2018 are presented in the following table ($ in thousands).

2019	$650
2020	650
2021	650
2022	650
2023	650
Thereafter	1,693
Total	$4,943

The formation loan is forgiven if the general partners are removed and RMC is no longer receiving payments for services rendered, per the partnership agreement.

The table below sets forth withdrawals of limited partners' capital ($ in thousands).

	2018	2017
Capital liquidations-without penalty	$20,175	$18,525
Capital liquidations-subject to penalty	8,115	4,275
Total	$28,290	$22,800

Scheduled liquidations, at December 31	$48,092	$54,134

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. As of December 31, 2018, 47 of the partnership’s 56 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause. As of December 31, 2018, 26 of the loans outstanding (representing 66% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	2018	2017
Principal, beginning of period	$129,955	$94,851
Loans originated	37,686	51,618
Loans transferred from affiliates	—	1,000
Loans transferred to affiliates	(5,890)	—
Loans sold to non-affiliate	(13,184)	—
Principal payments received	(51,192)	(17,514)
Principal, December 31, 2018	$97,375	$129,955

During each of the years 2018 and 2017, the partnership renewed eleven loans at then current market terms, with an aggregate principal of approximately $24,141,000 and $19,204,000, respectively, which were not included in the activity shown on the table above. See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to affiliates. The partnership originates loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans.  Loans are classified as held for sale once a decision has been made to sell loans and loans held for sale have been identified.

On June 27, 2018 and December 12, 2018, the partnership closed on the sales of whole loans (servicing released) comprising a combined principal of $13,184,888 and interest owing of $58,158 to an unaffiliated bank pursuant to an Asset Sale Agreement.  The Asset Sale Agreement contains customary representations, warranties, and covenants. The loan sale transaction was arranged by a third-party, unaffiliated national firm engaged by RMC. The transaction generated an immaterial gain (net of expenses).

On December 31, 2018, RMI VIII and a borrower executed and notarized loan documents for $9.1 million and RMI VIII received the corresponding deed of trust. The loan was funded on January 4, 2019. Additionally, on December 31, 2018, RMI VIII and two borrowers executed and notarized loan documents for two loans with an aggregate principal balance of $775,000, and RMI VIII received the corresponding deeds of trusts. The loans funded on January 3, 2019 and January 10, 2019, respectively.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2018	2017
Number of secured loans	56	72
Secured loans – principal	$97,375	$129,955
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,739	$1,805
Average principal as percent of total principal	1.8%	1.4%
Average principal as percent of partners’ capital, net of formation loan	1.5%	1.3%
Average principal as percent of total assets	1.5%	1.3%

Largest secured loan – principal	$10,900	$14,000
Largest principal as percent of total principal	11.2%	10.8%
Largest principal as percent of partners’ capital, net of formation loan	9.5%	10.0%
Largest principal as percent of total assets	9.4%	10.0%

Smallest secured loan – principal	$39	$44
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	18	20
Largest percentage of principal in one California county	26.7%	20.8%

Number of secured loans with a filed notice of default	—	2
Secured loans in foreclosure – principal	$—	$7,607

Number of secured loans with an interest reserve	1	—
Interest reserves	$341	$—

As of December 31, 2018, the partnership’s largest loan, in the unpaid principal balance of $10,900,000 (representing 11.2% of outstanding secured loans and 9.4% of partnership total assets) has an interest rate of 7.00%, is secured by a mixed-use property located in San Francisco, and has a maturity date of June 1, 2019. This loan paid off in full in March 2019. As of December 31, 2018, the partnership’s second largest loan, with an unpaid principal balance of approximately $5,900,000 (representing 6.1% of outstanding secured loans and 5.1% of partnership total assets) has an interest rate of 8.25%, is secured by a light industrial property located in San Bernardino County, and has a maturity date of July 1, 2019. As of December 31, 2018, the partnership had no construction loans outstanding and had no rehabilitation loans outstanding. As of December 31, 2018, the partnership had no commitments to fund construction or rehabilitation loans.

In compliance with California laws and regulations, all borrower receipts are deposited into a bank trust account maintained by RMC, and subsequently disbursed to the partnership after an appropriate holding period.  At December 31, 2018, the trust account held a balance relating to the partnership’s loan portfolio of $144,676, consisting of both interest and principal payments from borrowers, all of which was disbursed to the partnership on or before January 17, 2019.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	December 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	34	$80,285	82%	48	$104,244	80%
Second trust deeds	22	17,090	18	23	22,711	17
Third trust deeds	—	—	—	1	3,000	3
Total principal, secured loans	56	$97,375	100%	72	$129,955	100%
Liens due other lenders at loan closing		37,632			52,444

Total debt		$135,007			$182,399

Appraised property value at loan closing		$258,134			$346,738

Percent of total debt to appraised values (LTV) at loan closing(1)		54.9%			55.6%
(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2018			December 31, 2017
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	32	$35,893	36%	41	$48,117	37%
Multi-family	3	1,713	2	4	4,589	4
Commercial	20	59,319	61	26	76,799	58
Land	1	450	1	1	450	1
Total principal, secured loans	56	$97,375	100%	72	$129,955	100%

(2)

Single family property type as of December 31, 2018 consists of 16 loans with principal of approximately $12,839,000 that are owner occupied and 16 loans with principal of approximately $23,054,000 that are non-owner occupied. At December 31, 2017, single family property consisted of 18 loans with principal of approximately $12,681,000 that were owner occupied and 23 loans with principal approximately of $35,436,000 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Distribution by California Counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table ($ in thousands).

	December 31, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$26,026	26.7%	$26,206	20.2%
San Mateo	23,122	23.7	15,506	11.9
Alameda	4,166	4.2	11,730	9.0
Santa Clara	3,789	3.9	6,873	5.3
Solano	3,560	3.7	2,875	2.2
Marin	849	0.9	1,597	1.2
Napa	559	0.6	569	0.4
Contra Costa	314	0.2	16,856	13.1
	62,385	63.9	82,212	63.3
Other Northern California
Sacramento	3,300	3.4	3,300	2.4
Santa Cruz	2,121	2.1	769	0.6
Amador	737	0.8	754	0.6
Monterey	489	0.5	656	0.5
Mariposa	39	0.1	44	0.1
Lake	—	—	296	0.2
El Dorado	—	—	2,044	1.6
	6,686	6.9	7,863	6.0
Total Northern California	69,071	70.8	90,075	69.3

Los Angeles & Coastal
Los Angeles	18,236	18.7	26,971	20.8
Santa Barbara	2,099	2.2	—	—
Orange	654	0.7	6,653	5.1
San Diego	—	—	164	0.1
	20,989	21.6	33,788	26.0
Other Southern California
San Bernardino	5,900	6.1	5,900	4.5
Riverside	1,415	1.5	192	0.2
	7,315	7.6	6,092	4.7
Total Southern California	28,304	29.2	39,880	30.7
Total principal, secured loans	$97,375	100.0%	$129,955	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of December 31, 2018	Loans	Principal	Percent
2019	31	$73,317	75%
2020	12	15,248	16
2021	9	5,206	5
2022	1	374	—
2023	1	2,099	2
Thereafter	1	681	1
Total future maturities	55	96,925	99
Matured as of December 31, 2018	1	450	1
Total principal, secured loans	56	$97,375	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Matured loans

At December 31, 2018, there was one loan with a principal balance of approximately $450,000 which was 60 days past maturity, and was designated as impaired in January 2019. No loans were past maturity at December 31, 2017.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	December 31, 2018		December 31, 2017
	Loans	Principal	Loans	Principal
Past Due
30-89 days	1	$450	2	$3,700
90-179 days	1	3,300	—	—
180 or more days	—	—	2	7,607
Total past due	2	$3,750	4	11,307
Current	54	93,625	68	118,648
Total principal, secured loans	56	$97,375	72	$129,955

Interest income of approximately $88,000 and $167,000 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments during 2018 and 2017, respectively.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Loans in non-accrual status

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	December 31,	December 31,
	2018	2017
Number of loans	—	3
Principal	$—	$7,834
Advances	—	429
Accrued interest	—	322
Total recorded investment	$	$8,585
Foregone interest	$—	$64

At December 31, 2018, one loan with a principal balance of approximately $3,300,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2017, there were no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans and the associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31,	December 31,
	2018	2017
Principal	$3,300	$7,834
Recorded investment(4)	3,388	8,585
Impaired loans without allowance	3,388	8,585
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	1	3
(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of and for the years ended December 31, 2018 and 2017 ($ in thousands).

	December 31,	December 31,
	2018	2017
Average recorded investment	$5,987	$4,410
Interest income recognized	257	607
Interest income received in cash	210	344

Allowance for loan losses

At December 31, 2018 and 2017, the partnership had no allowance for loan losses as all loans had protective equity such that at December 31, 2018, and December 31, 2017, collection was deemed probable for amounts owing.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Modifications, workout agreements and troubled debt restructurings

At December 31, 2018 and 2017, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect.

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and activity are presented in the following table ($ in thousands).

	2018	2017
Balance, beginning of period	$7,014	$19,782
Sales	(3,207)	(13,066)
Improvements/betterments	—	253
Change in valuation reserve	345	45
Other	1	—
Balance, end of period	$4,153	$7,014

The following sales closed during 2018:

•	Sold 6 of 6 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $113,000.
•	Sold a commercial office property in Contra Costa County at approximately its carrying value after taking into account a previously recorded valuation reserve.

The following sales closed during 2017.

•	Sold 36 of 42 units remaining at the beginning of the period, in a condominium complex in Los Angeles County with a gain of approximately $595,000
•	Sold 5 of 8 units remaining at the beginning of the period, in a condominium complex in San Francisco County with a gain of approximately $643,000.
•	Sold 3 commercial units and a parking lot in Ventura County for a gain of approximately $71,000 after taking into account a portion of a previously recorded valuation reserve.

The partnership held the following four properties at December 31, 2018:

•	In San Francisco County, 3 residential units in a condominium complex
•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

REO, net is comprised of the following components for the years ended December 31, 2018 and 2017.

	2018	2017
Holding costs, net of other income	(169)	(44)
Gains/(losses) on sales	113	1,411
Valuation adjustment	345	(200)
Rental operations, net	—	(576)
REO, net	289	591

Rental operations were substantially wound down, and all residential rental units had been made vacant for sale at December 31, 2017. As such, there were no rental operations in 2018. The table below details rental activity for the year ended December 31, 2017 ($ in thousands).

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2017
Rental income	$315
Operating expenses, rentals
Administration and payroll	91
Homeowner association fees	115
Professional services	25
Utilities and maintenance	472
Advertising and promotions	1
Property taxes	110
Other	74
Total operating expenses, rentals	888
Net operating income (loss)	(573)
Receiver fees	3
Rental operations, net	$(576)

NOTE 6 – FAIR VALUE

Loans

The partnership does not record its performing loans at fair value on a recurring basis as it is the intention of the partnership to hold loans until maturity. In 2018, certain performing loans were sold, at an immaterial gain (net of expenses), in the same reporting period as when they would have been classified as held-for-sale. Therefore the recorded amount of the preforming loan (i.e. the loan balance) is deemed to approximate fair value as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e. the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance. No impaired loans were measured at fair value on a non-recurring basis at and for the periods ended December 31, 2018 or 2017.

REO

The partnership does not record REO at fair value on a recurring basis. The following assets and liabilities would be measured at fair value on a non-recurring basis.

•	REO acquired through foreclosure during the year.
•	REO for which a valuation reserve or valuation reserve adjustment has been recorded.

The valuation reserve on REO decreased at year end 2018, due to the recovery in market values of two properties of $463,000 offset by a $118,000 increase in the reserves of two properties. The recovery amounts did not exceed the net amount of the loans at time of foreclosure. No other assets or liabilities were measured at fair value on a non-recurring basis at and for the periods ended December 31, 2018, and December 31, 2017.

The following methods and assumptions are used when estimating fair value.

Secured loans, performing (i.e. not designated as impaired) (Level 2) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  The fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders;

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

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

December 31, 2018 and 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN COMMITMENTS

Commitments

The partnership’s only commitment is to fund scheduled capital account withdrawal requests at December 31, 2018 as presented in the following table ($ in thousands).

2019	$21,326
2020	11,585
2021	8,049
2022	4,978
2023	1,999
Thereafter	155
Total	$48,092

Future recovery under an agreement with a borrower

Pursuant to the terms of an October 21, 2011 workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties, RMI VIII obtained by assignment from the developer of those properties a non-voting economic interest in the developer’s LLC membership interest in a joint venture, in an amount equal to 25% of all distributions of profit and return of invested capital attributable to that LLC membership interest, but excluding management and development fees, payable to the developer from certain other subsequent joint ventures from which the developer receives a share of the proceeds upon sale of the to be developed properties.  In August of 2018, control and ownership of a property in a joint venture subject to the agreement transferred to the majority member in the joint venture at a profit. The amount of the profit is being determined by the members and is not distributable until the remaining property/asset is liquidated by the venture. However, as of the date of the financial statements, the determination of the amount of the profit, and the amount to be distributed to the developer, to which RMI VIII would have a claim of 25%, has not been completed and/or agreed upon by the members of the joint venture.  The members have the option to retain the amounts – and to not distribute – if they elect to proceed with the development of the remaining property held by the joint venture. In 2016, RMI VIII received approximately $3.5 million from completed projects subject to the workout agreement and assignment of economic interest. It is expected that the proceeds from the current joint venture, if distributed and not held pending development of the remaining project, would be substantially less than the 2016 amount.  Due to the uncertainty as to the amount and timing of the distribution, if any, no recognition was recorded in the financial statements as of December 31, 2018 for the future recovery of amounts.

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

See Note 4 (Loans) for a discussion on the partnership’s loan commitments.

NOTE 8 – SUBSEQUENT EVENTS

None, other than the loan transactions described in Note 4 – Loans to the financial statements of this report.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The partnership is externally managed by RMC, a general partner. As the manager, RMC is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the members on specified matters. RMC acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary for us to conduct our business, as we have no employees of our own.

California limited partnerships generally do not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is not conventional independent oversight of the partnership’s financial reporting process. RMC, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

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

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

The Manager

Redwood Mortgage Corp. Redwood Mortgage Corp., a general partner, is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other affiliate of mortgage funds formed by the general partners.

Officers and Directors

Michael R. Burwell. Michael R. Burwell, a general partner, age 62, President, Secretary/Treasurer and, Director, of Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI and RMI VII limited partnerships. Mr. Burwell is a general partner of the RMI VIII limited partnerships. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 61, Executive Vice President of Lending Operations joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 51, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

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

The partnership does not pay any compensation to the officers and directors of RMC for the services they provide to our manager, except for ¼ (25%) of the Asset Management Fee paid directly to Michael Burwell.

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

In addition to the fees and reimbursements paid by the partnership, RMC receives compensation directly from borrowers, including brokerage commissions on loan originations. In 2018 RMC received brokerage commissions of $754,000 related to loan originations made by the partnership.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners are allocated one percent (1%) of income and losses. At December 31, 2018, the general partners had a capital deficit of approximately $734,000. RMC also owns limited partnership units of RMI VIII. At December 31, 2018, RMC’s limited partner capital account was approximately $28,000 (0.01%). No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2018 and 2017 are as follows:

Audit Fees. The aggregate fees for 2018 and 2017 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $179,300 and $229,900, respectively.

Audit Related Fees. There were no fees for 2018 and 2017 for audit-related services.

Tax fees. There were no fees during 2018 and 2017 for tax related services.

All Other Fees. There were no other fees for 2018 and 2017.

All audit and non-audit services are approved by the general partners prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:
1.	In Part II, Item 8 under A – Consolidated Financial Statements.
2.	None.
3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Limited Partnership Agreement*

3.2	Form of Certificate of Limited Partnership Interest*

3.3	Certificate of Limited Partnership*

10.1	Servicing Agreement*

10.2	Form of Note secured by Deed of Trust*

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing*

10.4	Promissory Note for Formation Loan*

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2018 of a unit of Redwood Mortgage Investors VIII, a California Limited Partnership

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-27816).

Item 16- Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 1st day of April, 2019.

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Registrant)

Date: April 1, 2019	By:	Redwood Mortgage Corp., a General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 1st day of April, 2019.

Signature	Title

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.