Form 10-Q
period 2019-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2019-05-10
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2019 (unaudited) and December 31, 2018 (audited)

($ in thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Cash, in banks	$5,771	$13,607

Loans
Secured by deeds of trust
Principal	99,305	97,375
Advances	52	52
Accrued interest	834	764
Prepaid interest	(228)	(341)
Loan balance, secured	99,963	97,850

Allowance for loan losses	—	—
Loans, net	99,963	97,850

Real estate owned (REO)	4,153	4,153
Other assets, net	60	113
Total assets	$109,947	$115,723

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and other accrued liabilities	$455	$388
Total liabilities	455	388

Commitments and Contingencies (Note 7)

Partners’ capital
Limited partners’ capital, subject to liquidation, net	115,047	121,012
General partners’ deficit	(723)	(734)
Total partners’ capital, net	114,324	120,278

Receivable from manager (formation loan)	(4,832)	(4,943)

Partners’ capital subject to liquidation, net of formation loan	109,492	115,335

Total liabilities and partners’ capital	$109,947	$115,723

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three Months ended March 31, 2019 and 2018 ($ in thousands) (unaudited)

	2019	2018
Revenues
Interest income	$2,206	$2,407
Late fees	10	8
Revenue, loans	2,216	2,415

Recovery of loan losses	—	(6)

Operations expense
Mortgage servicing fees	392	473
Asset management fees	113	138
Costs from Redwood Mortgage Corp.	321	475
Professional services	218	232
REO, net (Note 5)	27	(28)
Other	(1)	(64)
Total operations expense	1,070	1,226

Net income	$1,146	$1,195

Net income
Limited partners (99%)	1,135	1,183
General partners (1%)	11	12
	$1,146	$1,195

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019

($ in thousands) (unaudited)

	Limited
	Partners’
	Capital	General	Total
	Subject to	Partners’	Partners’
	Liquidation, net	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	1,135	11	1,146
Distributions	(592)	—	(592)
Liquidations	(6,508)	—	(6,508)
Balance, March 31, 2019	$115,047	$(723)	$114,324

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

($ in thousands) (unaudited)

	2019	2018
Cash from Operations
Interest received	$2,023	$2,466
Other loan income	10	8
Operations expense	(923)	(1,121)
Rental operations, net	—	21
Holding costs	(27)	(65)
Total cash provided by operations	1,083	1,309
Cash from Investing Activities
Loans
Principal collected on loans - secured	15,245	9,912
Loans transferred to affiliates	—	5,890
Unsecured loan payments received	—	6
Loans originated	(17,175)	(600)
Advances received on loans	—	384
Total - Loans	(1,930)	15,592
REO
Sales	—	1,632
Total - REO	—	1,632
Total cash (used in) provided by investing activities	(1,930)	17,224

Cash from Financing Activities
Distributions to partners
Cash – partner liquidations	(6,508)	(7,125)
Formation loan payment, net of early withdrawal fees	111	183
Cash – partner distributions	(592)	(682)
Cash Distributions to partners, net	(6,989)	(7,624)
Total cash used in financing activities	(6,989)	(7,624)
Net (decrease) increase in cash	(7,836)	10,909
Cash, beginning of period	13,607	1,723
Cash, end of period	$5,771	$12,632

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operations:

	2019	2018
Cash flows from operations
Net income	$1,146	$1,195
Adjustments to reconcile net income to net cash provided by operating activities
REO – gain on disposal	—	(93)
Change in operation assets and liabilities
Prepaid interest	(113)	—
Accrued interest	(70)	58
Other assets	53	23
Accounts payable and other liabilities	67	130
Payable to affiliate	—	(4)
Net cash provided by operations	$1,083	$1,309

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the general partners, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the operations results to be expected for the full year.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Income or loss are allocated among the limited partners according to their respective capital accounts after one percent (1%) of income or loss are allocated to the general partners. The income allocation to the general partners amounted to approximately $11,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of income or losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries.

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 60% at March 31, 2019 and 2018.

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

March 31, 2019 (unaudited)

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

March 31, 2019 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2019, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000.The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

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

For performing loans, interest is accrued daily on the principal plus advances, if any. Impaired loans less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Impaired loans are placed on non-accrual status if 180 days delinquent or at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

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

March 31, 2019 (unaudited)

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

Recently issued accounting pronouncements- Accounting and Financial Reporting for Expected Credit Losses

The Financial Account Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The manager expects to adopt the ASU for interim and annual reporting in 2020.

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

Mortgage servicing fees paid to RMC were approximately $392,000 and $473,000 for the three months ended March 31, 2019 and 2018, respectively. No mortgage servicing fees were waived in any period reported.

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Asset management fees paid to the general partners were approximately $113,000 and $138,000 for the three months ended March 31, 2019 and 2018, respectively. No asset management fees were waived in any period presented.

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

Operating expenses totaling approximately $321,000 and $475,000 for the three months ended March 31, 2019 and 2018, respectively, were reimbursed to RMC.

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

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the affiliated mortgage funds at par. During the three months ended March 31, 2018, the partnership transferred two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value, which approximates fair value, of approximately $5,890,000. The partnership received cash for the transfer and has no continuing obligation or involvement on the assigned loans. No loans were transferred during the three months ended March 31, 2019.

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of March 31, 2019, the partnership had made such advances of approximately $22,567,000, of which approximately $4,832,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan activity is summarized in the following table for the three months ended March 31, 2019 ($ in thousands).

2019
Balance, January 1	$4,943
Early withdrawal penalties	(111)
Repayments	—
Balance, March 31	$4,832

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

The future minimum payments on the formation loan, net of early withdrawal penalties, as of March 31, 2019 are presented in the following table ($ in thousands).

2019	$539
2020	650
2021	650
2022	650
2023	650
Thereafter	1,693
Total	$4,832

RMC is required to make annual payments on the formation loan, net of early withdrawal penalties.

The table below sets forth withdrawals of limited partner capital for the three months ended March 31, 2019 and 2018 ($ in thousands).

	2019	2018
Capital liquidations-without penalty	$5,390	$4,902
Capital liquidations-subject to penalty	1,118	2,223
Total	$6,508	$7,125

Scheduled liquidations, at March 31	$45,108	$51,707

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years.

As of March 31, 2019, 47 (84%) of the partnership’s 56 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of March 31, 2019, 24 (43%) of the loans outstanding (representing 66% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2019 ($ in thousands).

2019
Principal, beginning of period	$97,375
Loans originated	17,175
Principal payments received	(15,245)
Principal, March 31, 2019	$99,305

Two loans with an aggregate principal balance of approximately $508,000 were renewed during the three months ended March 31, 2019. See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to affiliates. The partnership originates loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans.  Loans are classified as held for sale once a decision has been made to sell loans and loans held for sale have been identified.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as ($ in thousands).

	March 31,	December 31,
	2019	2018
Number of secured loans	56	56
Secured loans – principal	$99,305	$97,375
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,773	$1,739
Average principal as percent of total principal	1.8%	1.8%
Average principal as percent of partners’ capital, net of formation loan	1.6%	1.5%
Average principal as percent of total assets	1.6%	1.5%

Largest secured loan – principal	$9,100	$10,900
Largest principal as percent of total principal	9.2%	11.2%
Largest principal as percent of partners’ capital, net of formation loan	8.3%	9.5%
Largest principal as percent of total assets	8.3%	9.4%

Smallest secured loan – principal	$38	$39
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	18	18
Largest percentage of principal in one California county	22.7%	26.7%

Number of secured loans with a filed notice of default	—	—
Secured loans in foreclosure – principal	$—	$—

Number of secured loans with prepaid interest	1	1
Prepaid interest	$228	$341

As of March 31, 2019, the partnership’s largest loan, with an unpaid principal balance of approximately $9,100,000 (representing 9.2% of outstanding secured loans and 8.3% of partnership total assets), had an interest rate of 9.00%, was secured by a commercial building in Santa Clara County, and has a maturity of February 1, 2020. As of March 31, 2019, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

Borrower payments are deposited into a bank trust account maintained by RMC, and subsequently are disbursed to the partnership after an appropriate holding period to ensure the funds are collected. At March 31, 2019, the trust account held $361,192  in borrower payments, which was disbursed to the partnership on or before April 15, 2019.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of March 31, 2019 and December 31, 2018 ($ in thousands).

	March 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	34	$82,789	83%	34	$80,285	82%
Second trust deeds	22	16,516	17	22	17,090	18
Total principal, secured loans	56	$99,305	100%	56	$97,375	100%
Liens due other lenders at loan closing		34,378			37,632

Total debt		$133,683			$135,007

Appraised property value at loan closing		$254,419			$258,134

Percent of total debt to appraised values (LTV) at loan closing(1)		54.6%			54.9%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of March 31, 2019 and December 31, 2018 ($ in thousands).

	March 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	34	$35,237	35%	32	$35,893	36%
Multi-family	3	7,713	8	3	1,713	2
Commercial	18	55,905	56	20	59,319	61
Land	1	450	1	1	450	1
Total principal, secured loans	56	$99,305	100%	56	$97,375	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of March 31, 2019 consists of 17 loans with principal of approximately $11,917,000 that are owner occupied and 17 loans with principal of approximately $23,320,000 that are non-owner occupied. Single family property type at December 31, 2018 consisted of 16 loans with principal of approximately $12,839,000 that are owner occupied and 16 loans with principal of approximately $23,054,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of March 31, 2019 and December 31, 2018 ($ in thousands).

	March 31, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Mateo	$22,536	22.7%	$23,122	23.7%
San Francisco	21,388	21.5	26,026	26.7
Santa Clara	11,582	11.7	3,789	3.9
Alameda	4,151	4.2	4,166	4.2
Solano	3,560	3.6	3,560	3.7
Marin	1,184	1.2	849	0.9
Napa	556	0.6	559	0.6
Contra Costa	312	0.3	314	0.2
	65,269	65.8	62,385	63.9
Other Northern California
Santa Cruz	2,098	2.0	2,121	2.1
Sacramento	1,700	1.7	3,300	3.4
Amador	733	0.7	737	0.8
Monterey	487	0.5	489	0.5
Mariposa	38	0.1	39	0.1
	5,056	5.0	6,686	6.9
Total Northern California	70,325	70.8	69,071	70.8

Los Angeles & Coastal
Los Angeles	18,916	19.1	18,236	18.7
Santa Barbara	2,096	2.1	2,099	2.2
Orange	653	0.7	654	0.7
	21,665	21.9	20,989	21.6
Other Southern California
San Bernardino	5,900	5.9	5,900	6.1
Riverside	1,415	1.4	1,415	1.5
	7,315	7.3	7,315	7.6
Total Southern California	28,980	29.2	28,304	29.2
Total principal, secured loans	$99,305	100.0%	$97,375	100.0%
(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of March 31, 2019 ($ in thousands).

Scheduled maturities, as of March 31, 2019	Loans	Principal	Percent
2019(4)	23	$52,950	53%
2020	18	33,146	33
2021	11	9,635	10
2022	1	370	—
2023	1	2,096	2
Thereafter	1	658	1
Total future maturities	55	98,855	99
Matured as of March 31, 2019	1	450	1
Total principal, secured loans	56	$99,305	100%

(4)	Loans scheduled to mature in 2019 from April 1 to December 31.

One loan, with a principal balance of approximately $450,000, which was 120 days delinquent, was past maturity at March 31, 2019.

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	March 31, 2019		December 31, 2018
	Loans	Principal	Loans	Principal
Past Due
30-89 days	1	$395	1	$450
90-179 days	2	3,743	1	3,300
180 or more days	—	—	—	—
Total past due	3	$4,138	2	3,750
Current	53	95,167	54	93,625
Total principal, secured loans	56	$99,305	56	$97,375

Interest income of approximately $127,000 and $88,000 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments as of March 31, 2019 and December 31, 2018, respectively.

Loans in non-accrual status

No loans were in non-accrual status at March 31, 2019 or December 31, 2018.  At March 31, 2019, two loans with an aggregate principal balance of approximately $3,743,000 were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2018, one loan with a principal balance of approximately $3,300,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of March 31, 2019 and December 31, 2018 ($ in thousands).

	March 31,	December 31,
	2019	2018
Principal	$3,743	$3,300
Recorded investment(4)	3,870	3,388
Impaired loans without allowance	3,870	3,388
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	2	1

(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the three months ended March 31, 2019 and the year ended December 31, 2018 ($ in thousands).

	March 31,	December 31,
	2019	2018
Average recorded investment	$3,629	$5,987
Interest income recognized	—	257
Interest income received in cash	—	210

Allowance for loan losses

At March 31, 2019, and December 31, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at March 31, 2019, and December 31, 2018, collection was deemed probable for amounts owing.

Modifications, workout agreements and troubled debt restructurings

At March 31, 2019 and December 31, 2018, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect.

NOTE 5 – REAL ESTATE OWNED (REO)

There were no REO transactions during the three months ended March 31, 2019.

During the three months ended March 31, 2018, the partnership sold 5 units in a condominium complex in Los Angeles County with a gain of approximately $93,000, which decreased REO by approximately $1,538,000.

The partnership held the following four properties, with a carrying value of approximately $4,153,000 which approximated the net realizable value, at March 31, 2019:

•	In San Francisco County, 3 residential units in a condominium complex
•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

REO, net is comprised of the following components for the three months ended March 31, 2019 and 2018.

	2019	2018
Holding costs, net of other income	$(27)	$(65)
Gains/(losses) on sales	—	93
Valuation adjustment	—	—
REO, net	$(27)	$28

NOTE 6 – FAIR VALUE

Loans

The partnership does not record its performing loans at fair value on a recurring basis as it is the intention of the partnership to hold loans until maturity. As in 2018, when certain performing loans were sold, at an immaterial gain (net of expenses), the sale occurred in the same reporting period as when they would have been classified as held-for-sale. Therefore the recorded amount of the preforming loan (i.e. the loan balance) is deemed to approximate fair value as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e. the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance. No impaired loans were measured at fair value on a non-recurring basis at and for the periods ended March 31, 2019 or December 31, 2018.

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

March 31, 2019 (unaudited)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is for scheduled limited partners’ capital withdrawal requests at March 31, 2019 as presented in the following table ($ in thousands).

2019	$16,361
2020	12,410
2021	8,385
2022	5,312
2023	2,381
Thereafter	259
Total	$45,108

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Future recovery under an agreement with a borrower

Pursuant to the terms of an October 21, 2011 workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties, RMI VIII obtained by assignment from the developer of those properties a non-voting economic interest in the developer’s LLC membership interest in a joint venture, in an amount equal to 25% of all distributions of profit and return of invested capital attributable to that LLC membership interest, but excluding management and development fees, payable to the developer from certain other subsequent joint ventures from which the developer receives a share of the proceeds upon sale of the to be developed properties.  In August of 2018, control and ownership of a property in a joint venture subject to the agreement transferred to the majority member in the joint venture at a profit. The amount of the profit is being determined by the members and is not distributable until the remaining property/asset is liquidated by the venture. However, as of the date of the financial statements, the determination of the amount of the profit, and the amount to be distributed to the developer, to which RMI VIII would have a claim of 25%, has not been completed and/or agreed upon by the members of the joint venture.  The members have the option to retain the amounts – and to not distribute – if they elect to proceed with the development of the remaining property held by the joint venture. In 2016, RMI VIII received approximately $3.5 million from completed projects subject to the workout agreement and assignment of economic interest. It is expected that the proceeds from the current joint venture, if distributed and not held pending development of the remaining project, would be substantially less than the 2016 amount.  Due to the uncertainty as to the amount and timing of the distribution, if any, no recognition was recorded in the financial statements as of March 31, 2019 and December 31, 2018 for the future recovery of amounts.

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

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In the publication “California Sees Solid Job Growth in March” dated April 19, 2019:

“California’s latest employment data show considerable improvement. Employers added 24,500 new jobs in March, following an increase of 20,900 jobs the prior month. February’s gain was revised up from an initially reported gain of just 14,600 jobs. With the latest gain, payrolls have risen by an average of 17,100 jobs per month through the first three months of the year, or a 1.1% annual rate, which is well behind the 23,200 jobs per month or 1.6% pace in 2018. California’s unemployment rate has also risen to 4.3%, after hitting a low of 4.1% in July and remaining there for six months.”

“The moderation in nonfarm payroll growth has mostly been confined to a handful of industries. Construction employment has declined slightly during the first three months of this year, although employment bounced back solidly in March. The wildfires that hit late last year may have led to a pause in building in parts of the state, and unusually wet weather earlier this year may have also restrained building activity. Wholesale trade and the trucking and warehousing industries are another weak spot. By contrast, employment remains strong in the tech sector, where hiring has actually gained momentum since the start of this year.

“The split between the performance of California’s tech sector and the trade sector is playing out in the geography of job gains. Areas most closely tied to the tech sector are accounting for a growing proportion of California’s job gains, while those more closely tied to trade are languishing. The San Francisco Bay Area has accounted for 60.6% of the state’s jobs so far this year, up from 26.9% in 2018. Hiring has also held up well in San Diego and Western Los Angeles, which are home to bustling tech sectors focusing on communications and digital entertainment.”

“The L.A. metro division lost 1,300 jobs in March, marking the second decline in the past three months. Anaheim added just 800 jobs in March following a loss of 400 jobs the prior month, which was the fourth drop in the past seven months. The Inland Empire added 2,200 jobs in March, ending a string of four consecutive drops that had wiped out 5,900 jobs. Employment in the Ventura County and Thousand Oaks area rose by just 200 jobs in March, following like-sized drops in both January and February. In all, greater Los Angeles added just 1,900 jobs in March and 2,000 jobs so far this year. By contrast, Southern California added 99,000 jobs in 2018, or 8,250 a month. As we noted last month, the soft patch in job growth in Southern California coincides with the slowdown in international trade. Container volume through the Port of Los Angeles and Port of Long Beach has slowed over the past year, particularly in the last few months. The culprit is likely the continued uncertainty surround trade negotiations with China and the tariffs on imported goods and retaliatory tariffs on U.S. exports. Foreign direct investment has also slowed somewhat, which has weighed on housing. Southern California’s technology and entertainment sectors are still going strong, however, which is bolstering activity in downtown and western LA.”

Key performance indicators

Key performance indicators are presented in the following table for the three months ended March 31, 2019 and 2018 ($ in thousands).

	2019	2018
Secured loans – average daily balance	$103,407	$124,926
Secured loans – end-of-period	$99,305	$114,753

Interest on loans	$2,206	$2,407
Portfolio interest rate(1)	8.5%	8.1%
Effective yield rate(2)	8.5%	7.7%

Provision for (recovery of) loan losses	$—	$(6)
Percent(2)	0.0%	0.0%

Operations expense	$1,070	$1,254

Net Income	$1,146	$1,195
Percent(3)(4)	3.8%	3.3%

Limited Partners’ capital – average balance	$118,025	$143,479
Limited Partners’ capital – end-of-period(5)	$115,038	$140,167

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of March 31, 2019 were approximately $45,108,000. Scheduled liquidations as of March 31, 2018 were approximately $51,707,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The March 31, 2019 end-of-period secured loan balance was approximately $99.3 million, down  13.5% ($15.5 million) compared to the March 31, 2018 end-of-period secured loan balance of approximately $114.8 million. The overall reduction in the balance of the secured loan portfolio is due to the reduction in overall capital under management.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) which at March 31, 2019 was 54.6%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.4% in the property, and we as lenders have loaned in the aggregate 54.6% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

At March 31, 2019 and 2018 the partnership held no loans classified as held-for-sale.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

For the three months ended March 31, 2019, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.8%.

For the three months ended March 31, 2019, the decrease in interest income on loans ($2.2 million in 2019, $2.4 million in 2018) is reflective of the decrease in the secured loan – average daily balance, due primarily to the overall reduction in total capital under management. Net income for the three months ended March 31, 2019 was approximately $1,146,000, a decrease of approximately $49,000 (4.1%) compared to the same period in 2018 due primarily to a decrease in the secured loan – average daily balance, and the  overall reduction in capital under management. Total limited partners’ capital was approximately $115.0 million and $140.2 million at March 31, 2019 and 2018, respectively. Total operations expense as a percent of interest income on loans was 48.5% and 50.9% for the three months ended March 31, 2019 and 2018, respectively.

Analysis and discussion of income from operations 2019 v. 2018 (three months ended)

Significant changes to revenue and expense for the three month period ended March 31, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the three months ended
March 31, 2019	$2,206	$—	$1,070	$1,146
March 31, 2018	2,407	(6)	1,226	1,195
Change	$(201)	$6	$(156)	$(49)

Explanation
Loan balance increase (decrease)	(529)	—	(81)	(448)
Effective yield rate	328	—	—	328
REO sales	—	—	30	(30)
Manager expense allocations	—	—	(91)	91
Capital balance decrease	—	—	(77)	77
Other	—	6	63	(67)
Change	$(201)	$6	$(156)	$(49)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income decreased due to the decrease of the secured loan portfolio and approximately $10,000 in default interest collected on a previously impaired loan during the three months ended March 31, 2018, which was partially offset by an increase in the average portfolio interest rate (8.5% in 2019 and 8.1% in 2018). The secured loans- average daily balance decreased approximately $21.5 million, or approximately 17.2%.

Provision for (recovery of) loan losses/allowance for loan losses

At March 31, 2019, the partnership had no allowance for loan losses as all loans had protective equity such that at March 31, 2019, collection was deemed probable for amounts owing.

Operations expense 2019 v. 2018

Significant changes to operations expense for the three month period ended March 31, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the three months ended
March 31, 2019	$392	$113	$321	$218	$27	$(1)	$1,070
March 31, 2018	473	138	475	232	$(28)	(64)	1,226
Change	$(81)	$(25)	$(154)	$(14)	$55	$63	$(156)

Explanation
Loan balance increase (decrease)	(81)	—	—	—	—	—	(81)
REO sales	—	—	(11)	(14)	55	—	30
Capital balance decrease	—	(25)	(52)	—	—	—	(77)
Manager expense allocations	—	—	(91)	—	—	—	(91)
Other	—	—	—	—	—	63	63
Change	$(81)	$(25)	$(154)	$(14)	$55	$63	$(156)

•Mortgage servicing fees

The decrease in mortgage servicing fees was due to the decrease in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management. Total limited partners’ capital at March 31, 2019 and 2018, was approximately $115.0 million and $140.2 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

•Costs from RMC

The decrease in costs from RMC was due to the reduction in total capital under management, a decrease in the cost of REO management, and a decrease in allocable payroll and consulting expenses incurred by RMC. RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the company on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services was due primarily to a decrease in audit and legal fees relating to real estate transactions, and related financial reporting.

REO, net

The March 31, 2019, REO balance, end of period, was approximately $4.2 million, down 24.2% ($1.3 million) compared to the March 31, 2018 balance of approximately $5.5 million.

Rental operations were substantially wound down, and all residential rental units had been made vacant for sale at December 31, 2017. As such, there were no rental operations in 2019 or 2018. Any month to month rents received in periods after December 31, 2017 are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentation is incorporated by reference into this Item 2.

Cash flows and liquidity

Cash flows by business activity are presented in the following table for the three months ended March 31, 2019 and 2018 ($ in thousands).

	2019	2018
Partners' capital
Distributions	$(592)	$(682)
Formation loan, net of early withdrawal fees	111	183
Liquidations	(6,508)	(7,125)
Cash used in partners' capital	(6,989)	(7,624)

Loan earnings and payments
Interest	2,023	2,466
Other loan income	10	8
Operations expense	(923)	(1,121)
Principal payments and recoveries	15,245	9,918
Loans transferred to affiliates	—	5,890
Total cash from loan earnings	16,355	17,161

Loans originated, net	(17,175)	(600)
Advances received on loans	—	384
Total cash from loan production	(17,175)	(216)
Cash from loan earnings and production	(820)	16,945

REO operations, sales and development
Rental operations, net	—	21
Holding costs	(27)	(65)
Proceeds from real estate sales	—	1,632
Cash from REO operations, sales and development	(27)	1,588

Net cash increase/(decrease) before distributions to limited partners	(847)	18,533
Net increase/(decrease) in cash	$(7,836)	$10,909
Cash, end of period	$5,771	$12,632

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	2019	2018
Capital liquidations-without penalty	$5,390	$4,902
Capital liquidations-subject to penalty	1,118	2,223
Total	$6,508	$7,125

Scheduled liquidations, at March 31	$45,108	$51,707

Scheduled limited partner capital withdrawals at March 31, 2019 are presented in the following table ($ in thousands).

2019	$16,361
2020	12,410
2021	8,385
2022	5,312
2023	2,381
Thereafter	259
Total	$45,108

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

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

At March 31, 2019, the partnership had no construction or rehabilitation loans outstanding.

The partnership had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 60% at March 31, 2019 and 2018, respectively.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of March 31, 2019, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended March 31, 2019 were approximately $6,508,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: May 10, 2019	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 10, 2019	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner