Form 10-Q
period 2019-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2019-08-12
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2019 (unaudited) and December 31, 2018 (audited)

($ in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Cash, in banks	$2,989	$13,607

Loans
Secured by deeds of trust
Principal	96,132	97,438
Advances	143	52
Accrued interest	821	701
Prepaid interest	(248)	(341)
Loan balance, secured	96,848	97,850
Allowance for loan losses	—	—
Loans, net	96,848	97,850

Real estate owned (REO)	4,153	4,153
Other assets, net	52	113
Total assets	$104,042	$115,723

LIABILITIES AND PARTNERS' CAPITAL
Liabilities - accounts payable and accrued liabilities	$472	$388

Commitments and Contingencies (Note 7)

Partners’ capital
Limited partners’ capital	108,998	121,012
General partners’ deficit	(712)	(734)
Total partners’ capital	108,286	120,278

Receivable from manager (formation loan)	(4,716)	(4,943)

Partners’ capital, net of formation loan	103,570	115,335

Total liabilities and partners’ capital	$104,042	$115,723

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Six Months ended June 30, 2019 and 2018 ($ in thousands) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Interest income	$2,103	$2,769	$4,309	$5,176
Late fees	8	56	18	64
Gain on sale, loans	—	7	—	7
Revenue, loans	2,111	2,832	4,327	5,247

Recovery of loan losses	—	(7)	—	(13)

Operations expense
Mortgage servicing fees	364	398	756	871
Asset management fees	108	132	221	270
Costs from Redwood Mortgage Corp.	307	401	628	876
Professional services	183	284	401	516
REO, net (Note 5)	35	59	62	31
Other	19	20	18	(44)
Total operations expense	1,016	1,294	2,086	2,520

Net income	$1,095	$1,545	$2,241	$2,740

Net income
Limited partners (99%)	1,084	1,530	2,219	2,713
General partners (1%)	11	15	22	27
	$1,095	$1,545	$2,241	$2,740

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2019

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance March 31, 2019	$115,047	$(723)	$114,324
Net income	1,084	11	1,095
Distributions	(604)	—	(604)
Liquidations	(6,529)	—	(6,529)
Balance, June 30, 2019	$108,998	$(712)	$108,286

For the Six Months Ended June 30, 2019

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	2,219	22	2,241
Distributions	(1,196)	—	(1,196)
Liquidations	(13,037)	—	(13,037)
Balance, June 30, 2019	$108,998	$(712)	$108,286

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2018

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, March 31, 2018	$140,167	$(773)	$139,394
Net income	1,530	15	1,545
Distributions	(650)	—	(650)
Liquidations	(7,005)	—	(7,005)
Balance, June 30, 2018	$134,042	$(758)	$133,284

For the Six months Ended June 30, 2018

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2017	$146,791	$(785)	$146,006
Net income	2,713	27	2,740
Distributions	(1,332)	—	(1,332)
Liquidations	(14,130)	—	(14,130)
Balance, June 30, 2018	$134,042	$(758)	$133,284

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2019 and 2018

($ in thousands) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Cash from Operations
Interest received	$2,074	$3,169	$4,097	$5,635
Other loan income	8	51	18	59
Operations expense	(957)	(1,271)	(1,880)	(2,392)
Rental operations, net	—	1	—	22
Holding costs	(35)	(79)	(62)	(144)
Total cash provided by operations	1,090	1,871	2,173	3,180
Cash from Investing Activities
Loans
Principal collected on loans - secured	12,455	20,007	27,700	29,919
Loans transferred to affiliates	—	—	—	5,890
Loans sold to non-affiliate, net	—	7,247	—	7,247
Unsecured loan payments received	—	11	—	17
Loans originated	(9,219)	(4,800)	(26,394)	(5,400)
Advances received on loans	(91)	44	(91)	428
Total - Loans	3,145	22,509	1,215	38,101
REO
Sales	—	410	—	2,042
Total - REO	—	410	—	2,042
Total cash provided by investing activities	3,145	22,919	1,215	40,143

Cash from Financing Activities
Distributions to partners
Cash – partner liquidations	(6,529)	(7,005)	(13,037)	(14,130)
Formation loan payment, net of early withdrawal fees	116	175	227	358
Cash – partner distributions	(604)	(650)	(1,196)	(1,332)
Cash Distributions to partners, net	(7,017)	(7,480)	(14,006)	(15,104)
Total cash used in financing activities	(7,017)	(7,480)	(14,006)	(15,104)
Net (decrease) increase in cash	(2,782)	17,310	(10,618)	28,219
Cash, beginning of period	5,771	12,632	13,607	1,723
Cash, end of period	$2,989	$29,942	$2,989	$29,942

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three and Six Months Ended June 30, 2019 and 2018

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operations:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Cash flows from operations
Net income	$1,095	$1,545	$2,241	$2,740
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	—	(7)	—	(7)
REO – gain on disposal	—	(20)	—	(113)
Change in operation assets and liabilities
Prepaid interest	20	—	(93)	—
Accrued interest	(50)	400	(120)	458
Other assets	8	(6)	61	17
Accounts payable and other liabilities	17	(41)	84	89
Payable to affiliate	—	—	—	(4)
Net cash provided by operations	$1,090	$1,871	$2,173	$3,180

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six month period ended June 30, 2019 are not necessarily indicative of the operations results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership (RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The partnership is externally managed by RMC, a general partner. The general partners are Redwood Mortgage Corp. and Michael R. Burwell (Burwell), an individual. The manager is solely responsible for managing the business and affairs of RMI VIII, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct the business as RMI VIII has no employees of its own. The general partner is required to contribute to capital one tenth of one percent (0.1%) of the aggregate capital accounts of the partners. The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

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

The partnership intends to hold until repayment the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the partnership may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the partnership to do so, based upon then current interest rates, the length of time that the loan has been held by the partnership, the partnership’s credit risk and concentration risk and the overall investment objectives of the partnership.  Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Partnership loans may be sold to third parties or to the manager or its affiliates; however, any loan sold to the manager or an affiliate thereof will not be sold for a purchase price less than the par value of the loan or the fair market value of the loan, whichever is greater.  The manager will not receive commissions or broker fees with respect loan sales conducted for the partnership; however, selling loans will increase partnership capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

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

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 62% and 61% at June 30, 2019 and 2018.

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

The partnership has not established a cash reserve from which to fund redemptions and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio in order to honor redemption requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and affiliates) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20%, the general partners shall have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners shall be determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to Benefit Plan Investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Lending guidelines

The partnership’s loans generally have shorter maturities than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, the partnership may elect to extend the loan’s maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, the partnership may elect to modify the loan payment terms and place the designated loan as impaired, or may foreclose and take back the property for sale.

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

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

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

June 30, 2019 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2019, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000.The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

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

The partnership originates loans with the intent to hold the loans until maturity.  From time to time the partnership may sell certain loans.  Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. In 2019 and 2018 certain performing loans were sold at an immaterial gain (net of expenses). Therefore, the recorded amount of the preforming loans (i.e., the loan balance) is deemed to approximate fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

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

June 30, 2019 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The Partnership Agreement provides for compensation of the manager, as detailed below, and for the general partners. The general partners are entitled to 1% of the profits and losses of the partnership.

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

June 30, 2019 (unaudited)

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

Commissions and fees are paid by the borrowers to RMC

- Brokerage commissions, loan originations - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related fees. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

During the six months ended June 30, 2018, the partnership transferred two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value, which approximates fair value, of approximately $5,890,000. The partnership received cash for the transfer and has no continuing obligation or involvement on the assigned loans. No loans were transferred during the six months ended June 30, 2019.

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of June 30, 2019, the partnership had made such advances of approximately $22,567,000, of which approximately $4,716,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan activity is summarized in the following table for the six months ended June 30, 2019 ($ in thousands).

2019
Balance, January 1	$4,943
Early withdrawal penalties	(227)
Repayments	—
Balance, June 30	$4,716

The future minimum payments on the formation loan, net of early withdrawal penalties, as of June 30, 2019 are presented in the following table ($ in thousands).

2019	$423
2020	650
2021	650
2022	650
2023	650
Thereafter	1,693
Total	$4,716

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

RMC is required to make annual payments on the formation loan, net of early withdrawal penalties.

Limited partner capital withdrawals

The table below sets forth withdrawals of limited partner capital for the three and six months ended June 30, 2019 and 2018 ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Capital liquidations-without penalty	$5,371	$4,887	$10,761	$9,788
Capital liquidations-subject to penalty	1,158	2,118	2,276	4,342
Total	$6,529	$7,005	$13,037	$14,130

Scheduled liquidations, at June 30	$43,394	$51,866	$43,394	$51,866

Scheduled limited partners’ capital withdrawal requests are presented in the following table ($ in thousands).

2019	$10,924
2020	13,712
2021	9,083
2022	5,995
2023	3,072
Thereafter	608
Total	$43,394

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current part value, which approximates fair value.

As of June 30, 2019, 44 (81%) of the partnership’s 54 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of June 30, 2019, 22 (41%) of the loans outstanding (representing 65% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and six months ended June 30, 2019 ($ in thousands).

	Three months ended	Six months ended
Principal, beginning of period	$99,368	$97,438
Loans originated	9,219	26,394
Principal payments received	(12,455)	(27,700)
Principal, June 30, 2019	$96,132	$96,132

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

On July 29, 2019, the partnership sold to an unaffiliated third party, (the buyer) three loans with an aggregate principal balance of $7,741,415 at a price that netted an immaterial gain (the July 2019 loan sale). They buyer has 30 days from the sale to request a refund of the gain on sale for any loans that pay in full.

Two loans with an aggregate principal balance of approximately $4,500,000 were renewed during the three months ended June 30, 2019. Four loans with an aggregate principal balance of approximately $5,008,000 were renewed during the six months ended June 30, 2019. See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to affiliates. The partnership originates loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans.

Borrower payments are deposited into a bank trust account established by RMC, pursuant to California regulations, and subsequently are disbursed to the partnership after an appropriate holding period to ensure the funds are collected. At June 30, 2019, the trust account held $20,360 in borrower payments, which was disbursed to the partnership’s bank account on or before July 17, 2019.

Loan characteristics

Secured loans had the characteristics presented in the following table as ($ in thousands).

	June 30,	December 31,
	2019	2018
Number of secured loans	54	56
Secured loans – principal	$96,132	$97,438
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,780	$1,740
Average principal as percent of total principal	1.9%	1.8%
Average principal as percent of partners’ capital, net of formation loan	1.7%	1.5%
Average principal as percent of total assets	1.7%	1.5%

Largest secured loan – principal	$9,100	$10,900
Largest principal as percent of total principal	9.5%	11.2%
Largest principal as percent of partners’ capital, net of formation loan	8.8%	9.5%
Largest principal as percent of total assets	8.7%	9.4%

Smallest secured loan – principal	$8	$56
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	17	18
Largest percentage of principal in one California county	22.2%	26.7%

Number of secured loans with a filed notice of default	—	—
Secured loans in foreclosure – principal	$—	$—

Number of secured loans with prepaid interest	2	1
Prepaid interest	$248	$341

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

As of June 30, 2019, the partnership’s largest loan, with an unpaid principal balance of approximately $9,100,000, had an interest rate of 9.00%, was secured by a commercial building in Santa Clara County, had a maturity of February 1, 2020, and paid in full in July 2019. As of June 30, 2019, the partnership’s second largest loan, with an unpaid principal balance of approximately $6,300,000 (representing 6.6% of outstanding secured loans and 6.1% of partnership total assets), had an interest rate of 8.25%, was secured by a multifamily property in San Francisco, and had a maturity of April 1, 2020. As of June 30, 2019, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of June 30, 2019 and December 31, 2018 ($ in thousands).

	June 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	34	$81,845	85%	34	$80,348	82%
Second trust deeds	20	14,287	15	22	17,090	18
Total principal, secured loans	54	$96,132	100%	56	$97,438	100%
Liens due other lenders at loan closing		29,808			37,632
Total debt		$125,940			$135,070

Appraised property value at loan closing		$243,054			$258,134

Percent of total debt to appraised values (LTV) at loan closing(1)		55.6%			55.0%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

The three loans with a principal balance of $7,741,415 in the July 2019 loan sale were all secured by first deeds of trust.

Property type

Secured loans summarized by property type are presented in the following table as of June 30, 2019 and December 31, 2018 ($ in thousands).

	June 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	35	$35,959	37%	32	$35,956	36%
Multi-family	2	6,412	7	3	1,713	2
Commercial	16	53,376	55	20	59,319	61
Land	1	385	1	1	450	1
Total principal, secured loans	54	$96,132	100%	56	$97,438	100%

(2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of June 30, 2019 consists of 17 loans with principal of approximately $12,106,000 that are owner occupied and 18 loans with principal of approximately $23,853,000 that are non-owner occupied. Single family property type at December 31, 2018 consisted of 16 loans with principal of approximately $12,839,000 that are owner occupied and 16 loans with principal of approximately $23,054,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of June 30, 2019 and December 31, 2018 ($ in thousands).

	June 30, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$21,359	22.2%	$26,026	26.7%
San Mateo	21,243	22.0	23,122	23.7
Santa Clara	11,559	12.0	3,789	3.9
Alameda	4,214	4.4	4,212	4.2
Napa	554	0.6	559	0.6
Marin	334	0.4	849	0.9
Contra Costa	311	0.3	314	0.2
Solano	8	—	3,560	3.7
	59,582	61.9	62,431	63.9
Other Northern California
Santa Cruz	2,075	2.1	2,121	2.1
Amador	728	0.8	737	0.8
Monterey	486	0.5	489	0.5
Mariposa	54	0.2	56	0.1
Sacramento	—	—	3,300	3.4
	3,343	3.6	6,703	6.9
Total Northern California	62,925	65.5	69,134	70.8

Los Angeles & Coastal
Los Angeles	16,718	17.4	18,236	18.7
Santa Barbara	2,092	2.2	2,099	2.2
Orange	1,702	1.8	654	0.7
	20,512	21.4	20,989	21.6
Other Southern California
San Bernardino	11,280	11.6	5,900	6.1
Riverside	1,415	1.5	1,415	1.5
	12,695	13.1	7,315	7.6
Total Southern California	33,207	34.5	28,304	29.2
Total principal, secured loans	$96,132	100.0%	$97,438	100.0%
(3)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of June 30, 2019 ($ in thousands).

Scheduled maturities, as of June 30, 2019	Loans	Principal	Percent
2019(4)	10	$24,773	26%
2020	21	42,326	44
2021	12	10,974	11
2022	2	2,528	3
2023	1	2,092	2
Thereafter	2	1,235	1
Total future maturities	48	83,928	87
Matured as of June 30, 2019	6	12,204	13
Total principal, secured loans	54	$96,132	100%

(4)	Loans scheduled to mature in 2019 from July 1 to December 31.

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

The loans in the July 2019 sale were scheduled to mature as follows: $3,741,415 (2 loans) in 2020 and $4,000,000 (1 loan) in 2021.

Matured Loans

Secured loans past maturity are summarized in the following table as of June 30, 2019 ($ in thousands).

June 30,
2019
Number of loans	6
Principal	$12,204
Advances	—
Accrued interest	361
Total secured loan balance past maturity	$12,565
Principal past maturity as percent of total principal	13%

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

One loan with principal of approximately $3,293,000, which was 29 days past maturity, and 149 days delinquent at June 30, 2019, was paid in full in July 2019. Another loan, with a principal of approximately $652,000, which was 90 days delinquent and past maturity at June 30, 2019, negotiated a one year maturity extension with the manager in July 2019 and was current with their payments.

Of the 6 loans past maturity at June 30, 2019, two loans with an aggregate principal balance of approximately $3,107,000, matured in June 2019, and are not listed in the delinquency table below.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	June 30, 2019		December 31, 2018
	Loans	Principal	Loans	Principal
Past Due
30-89 days	1	$595	1	$450
90-179 days	3	8,712	1	3,300
180 or more days	1	385	—	—
Total past due	5	$9,692	2	3,750
Current	49	86,440	54	93,688
Total principal, secured loans	54	$96,132	56	$97,438

One loan with principal of approximately $3,293,000, which was impaired, past maturity and 149 days delinquent at June 30, 2019, paid in full in July 2019. Another loan, with principal of approximately $652,000, which was impaired, past maturity and 90 days delinquent at June 30, 2019, negotiated a one year extension with the manager and in July and was current with their payments.

Interest income of approximately $336,000 and $88,000 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments as of June 30, 2019 and December 31, 2018, respectively. All loans 90 or more days delinquent were past maturity at June 30, 2019.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of June 30, 2019 and December 31, 2018 ($ in thousands)

	June 30,	December 31,
	2019	2018
Number of loans	1	—
Principal	$385	$—
Advances	—	—
Accrued interest	17	—
Total recorded investment	$402	$
Foregone interest	$9	$—

One loan with a principal balance of approximately $385,000 was in non-accrual status at June 30, 2019. The loan was past maturity and 241 days delinquent at June 30, 2019. No loans were in non-accrual status December 31, 2018.

At June 30, 2019, three loans with an aggregate principal balance of approximately $8,712,000 were contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2018, one loan with a principal balance of approximately $3,300,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of June 30, 2019 and December 31, 2018 ($ in thousands).

	June 30,	December 31,
	2019	2018
Principal	$12,036	$3,300
Recorded investment(6)	12,395	3,388
Impaired loans without allowance	12,395	3,388
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	5	1
LTV	58.2%	36.1%

(6)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Five and one loans were designated as impaired at June 30, 2019 and December 31, 2018, respectively. One with a principal balance of approximately $3,293,000, which was designated as impaired, past maturity and 149 days delinquent at June 30, 2019, paid in full in July 2019. Another loan, with principal of approximately $652,000, which was impaired, past maturity and 90 days delinquent at June 30, 2019, negotiated a one year extension with the manager and in July and was current with their payments. No allowance for loan losses as been recorded as all loans were deemed to have protective equity (i.e., low loan-to-value ratio) such that collection is reasonably assured for all amounts owing.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the six months ended June 30, 2019 and the year ended December 31, 2018 ($ in thousands).

	June 30,	December 31,
	2019	2018
Average recorded investment	$7,891	$5,987
Interest income recognized	425	257
Interest income received in cash	367	210

Allowance for loan losses

At June 30, 2019, and December 31, 2018, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2019, and December 31, 2018, collection was deemed probable for amounts owing.

Modifications, workout agreements and troubled debt restructurings

At June 30, 2019 and December 31, 2018, the partnership had no modifications, workout agreements, or troubled debt restructurings in effect.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO)

There were no REO transactions during the three and six months ended June 30, 2019.

During the six months ended June 30, 2018, the partnership sold 6 units in a condominium complex in Los Angeles County with a gain of approximately $113,000, which decreased REO by approximately $1,928,000.

The partnership held the following four properties, with a carrying value of approximately $4,153,000 which approximated the net realizable value, at June 30, 2019:

•	In San Francisco County, 3 residential units in a condominium complex
•	In Fresno County, a partially completed home subdivision
•	In Marin County, approximately 13 acres zoned for residential development
•	In Stanislaus County, approximately 14 acres zoned commercial

REO, net is comprised of the following components for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Holding costs, net of other income	$(35)	$(79)	$(62)	$(144)
Gains/(losses) on sales	—	20	—	113
Valuation adjustment	—	—	—	—
REO, net	$(35)	$(59)	$(62)	$(31)

Rental operations were substantially wound down, and all residential rental units had been made vacant for sale in all periods presented. As such, there were no rental operations during the three and six months ended June 30, 2018 and 2019.

NOTE 6 – FAIR VALUE

Loans

In 2019 and 2018 certain performing loans were sold at an immaterial gain (net of expenses). Therefore, the recorded amount of the preforming loans (i.e., the loan balance) is deemed to approximate fair value, as is the loan balance of loans designated impaired for which a specific reserve has not been recorded (i.e., the loan is well collateralized such that collection of the amount owed is assured, including foregone interest, if any).

Loans designated impaired (i.e. that are collateral dependent) are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance. No impaired loans were measured at fair value on a non-recurring basis at and for the periods ended June 30, 2019 or December 31, 2018.

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

June 30, 2019 (unaudited)

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

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sales comparables (comps) via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

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

June 30, 2019 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is for scheduled limited partners’ capital withdrawal requests at June 30, 2019. See Note 3 (General Partners and Other Related Parties) for a detailed review of scheduled limited partners’ capital withdrawal requests.

Future recovery under an agreement with a borrower

Pursuant to the terms of an October 21, 2011 workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties, RMI VIII obtained by assignment from the developer of those properties a non-voting economic interest in the developer’s LLC membership interest in a joint venture, in an amount equal to 25% of all distributions of profit and return of invested capital attributable to that LLC membership interest, but excluding management and development fees, payable to the developer from certain other subsequent joint ventures from which the developer receives a share of the proceeds upon sale of the to be developed properties.  In August of 2018, control and ownership of a property in a joint venture subject to the agreement transferred to the majority member in the joint venture at a profit. The amount of the profit is being determined by the members and is not distributable until the remaining property/asset is liquidated by the venture. However, as of the date of the financial statements, the determination of the amount of the profit, and the amount to be distributed to the developer, to which RMI VIII would have a claim of 25%, has not been completed and/or agreed upon by the members of the joint venture.  The members have the option to retain the amounts – and to not distribute – if they elect to proceed with the development of the remaining property held by the joint venture. In 2016, RMI VIII received approximately $3.5 million from completed projects subject to the workout agreement and assignment of economic interest. It is expected that the proceeds from the current joint venture, if distributed and not held pending development of the remaining project, would be substantially less than the 2016 amount.  Due to the uncertainty as to the amount and timing of the distribution, if any, no recognition was recorded in the financial statements as of June 30, 2019 and December 31, 2018 for the future recovery of amounts.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 29, 2019, the partnership sold to an unaffiliated third party, (the buyer) three loans with an aggregate principal balance of $7,741,415 at a price that netted an immaterial gain (the July 2019 loan sale). They buyer has 30 days from the sale to request a refund of the gain on sale for any loans that pay in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In the publication “California Job Growth Appears to Be Back on Track” dated July 19, 2019:

“After a slow start earlier this year, California’s economy appears to have shifted back into high gear. Nonfarm employment surged during the second quarter, with employers adding 46,200 jobs in June, following gains of 21,600 jobs in May and 48,600 jobs in April. The 116,400 jobs added during the second quarter is two and half times what was added during the first quarter of the year.”

“Construction employment jumped 1.3% in June, as builders and contractors added 11,900 new jobs. Employment is up 4.4% over the past year, with gains evident in residential, commercial and infrastructure projects.”

“Worries that a handful of disappointing initial public offerings might be a precursor of a broader slowdown in California’s tech sector now look incredibly premature. Hiring in the tech sector remains exceptionally strong, particularly anything related to cloud computing, data storage, digital content and internet search. Production of tech hardware also appears to be ramping up, with strong job growth reported at producers of computers and electronic equipment and semiconductor manufacturers.”

“Measuring tech employment from the monthly employment data is somewhat difficult. We often use the sum of professional & technical services and information services as a real-time proxy for California tech employment because these broad industry categories are the closest that we can get to isolating the tech sector in the seasonally adjusted data. Unfortunately, these broad categories include many of the industries being disrupted by new rapidly growing technologies. Employment in the information sector has risen 2.7% over the past year, resulting in a gain of 14,400 jobs.”

“All of the gain in the information sector has come from the tech-driven industries, mostly in the catch-all category labeled other information services. Employment in this sector, which includes many of the jobs in cloud computing, data storage and digital streaming, has surged 13.1% over the past year, resulting in 15,000 net new jobs (600 more than the broader information category). Moreover, hiring continues to rise solidly in other key industry subcategories, including software publishing (+4.3%) and data processing, data hosting and related services (+8.0%), which includes much of social media and internet search.”

“The rapid growth in the tech sector helps explain why so much of California’s job growth continues to be concentrated in the San Francisco Bay area and Los Angeles, particularly West L.A., which is home to a substantial portion of the digital media industry. Southern California led the state in job growth this past month, with the greater Los Angeles area adding 17,900 jobs. Most of that was in Los Angeles, which added 7,300 jobs. The Inland Empire added 6,200 jobs, and employers added 3,000 jobs in Orange County. The San Francisco Bay area saw a net gain of 12,900 jobs in June and has added 67,500 jobs so far this year, accounting for 40% of the jobs added in California so far this year”.

In the publication “FOMC Cuts Rates 25 bps, but Two Members Dissent” dated July 31, 2019:

“As widely expected, the Federal Open Market Committee (FOMC) decided at its meeting today to reduce the range for the federal funds rate 25 bps. That range now spans 2.00% to 2.25%. The committee also decided to end the reduction in its balance sheet in August, which has been underway since October 2017. Previously, the FOMC said that it would end its balance sheet run-off in October.”

“But those two actions were essentially the only nods toward a dovish policy action. For starters, the statement that accompanied today’s announcement was very similar to that which was released after the last FOMC meeting on June 19. The committee characterized the labor market as “strong” and said that “economic activity has been rising at a moderate rate.” The FOMC went on to say that “growth of household spending has picked up from earlier in the year”—an acknowledgement of the 4.3% annualized growth rate in real personal consumption expenditures in Q2—but that “business fixed investment has been soft.” The committee views a sustained expansion in economic activity as the most likely outcome, but acknowledged that there are uncertainties associated with this view.”

“Regarding inflation, the FOMC said that it is “running below 2 percent,” which is the Fed’s target, and it stated that “market-based measures of inflation compensation remain low.” This undershoot of inflation relative to target and the low level of inflation expectations give the committee room to cut rates further in coming months.”

“But lower rates in the future are not necessarily preordained. Kansas City Fed President George and Boston Fed President Rosengren dissented from today’s rate-cut decision. Both voting members of the FOMC would have preferred to have kept rates on hold, and there may have been additional non-voting members who would have preferred no action as well. (We will get more color on what members thought when the minutes of the meeting are released in a few weeks.) The FOMC is a consensus-driven body, and it will become harder to convince a “critical mass” of committee members to continue easing policy the lower rates go. That said, the FOMC stated that it will be observing a whole range of incoming information as it “contemplates the future path of the fed funds rate.”

“We continue to look for one additional 25 bps rate cut, probably at the October 30 policy meeting. Today’s policy action should be viewed as an “insurance” rate cut. In the context of uncertainties about the economic outlook and below-target inflation, easier policy seems to be warranted. In our view, another 25 bps rate cut would constitute additional “insurance” against a more pronounced slowdown.”

Key performance indicators

Key performance indicators are presented in the following table for the six months ended June 30, 2019 and 2018 ($ in thousands).

	2019	2018
Secured loans – average daily balance	$100,035	$114,938
Secured loans – end-of-period	$96,132	$92,354

Interest on loans	$4,309	$5,176
Portfolio interest rate(1)	8.6%	8.1%
Effective yield rate(2)	8.6%	9.0%

Provision for (recovery of) loan losses	$—	$(13)
Percent(2)	0.0%	0.0%

Operations expense	$2,086	$2,520

Net Income	$2,241	$2,740
Percent(3)(4)	3.9%	3.9%

Limited Partners’ capital – average balance	$115,019	$140,333
Limited Partners’ capital – end-of-period(5)	$108,998	$134,042

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of June 30, 2019 were approximately $43,394,000. Scheduled liquidations as of June 30, 2018 were approximately $51,866,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance Indicators are presented in the following table for the three months ended June 30, 2019 and 2018 ($ in thousands).

	2019	2018
Secured loans – average daily balance	$96,700	$105,060
Secured loans – end-of-period	$96,132	$92,354

Interest on loans	$2,103	$2,769
Portfolio interest rate(1)	8.6%	8.1%
Effective yield rate(2)	8.7%	10.5%

Provision for (recovery of) loan losses	$—	$(7)
Percent(2)	0.0%	0.0%

Operations expense	$1,016	$1,294

Net Income	$1,095	$1,545
Percent(3)(4)	3.9%	4.5%

Limited Partners’ capital – average balance	$112,023	$137,105
Limited Partners’ capital – end-of-period(5)	$108,998	$134,042

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of June 30, 2019 were approximately $43,394,000. Scheduled liquidations as of June 30, 2018 were approximately $51,866,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The June 30, 2019 end-of-period secured loan balance was approximately $96.1 million, down 4.0% ($3.7 million) compared to the June 30, 2018 end-of-period secured loan balance of approximately $92.4 million. The overall reduction in the balance of the secured loan portfolio is due to the reduction in overall capital under management.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) which at June 30, 2019 was 55.6%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.4% in the property, and we as lenders have loaned in the aggregate 55.6% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 3.9% for the three and six months ended June 30, 2019.

For the six months ended June 30, 2019, the decrease in interest income on loans ($4.3 million in 2019, $5.2 million in 2018) is reflective of the decrease in the secured loan – average daily balance, due primarily to the overall reduction in total capital under management. Net income for the six months ended June 30, 2019 was approximately $2,241,000, a decrease of approximately $499,000 (18.2%) compared to the same period in 2018 due primarily to a decrease in the secured loan – average daily balance, and the overall reduction in capital under management. Total limited partners’ capital was approximately $109.0 million and $134.0 million at June 30, 2019 and 2018, respectively. Total operations expense as a percent of interest income on loans was 48.4% and 48.7% for the six months ended June 30, 2019 and 2018, respectively.

Analysis and discussion of income from operations 2019 v. 2018 (six months ended)

Significant changes to revenue and expense for the six month period ended June 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the six months ended
June 30, 2019	$4,309	$—	$2,086	2,241
June 30, 2018	5,176	(13)	2,520	2,740
Change	$(867)	$13	$(434)	$(499)

Change
Loan balance decrease	(738)	—	(115)	(623)
Effective yield rate	(129)	—	—	(129)
REO sales	—	—	(2)	2
Capital balance decrease	—	—	(109)	109
Professional services rendered	—	—	(97)	97
Manager expense allocations	—	—	(173)	173
Other	—	13	62	(128)
Change	$(867)	$13	$(434)	$(499)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Interest on loans

The decrease in interest income was due to the decrease of the secured loan portfolio and default interest collected on a previously impaired loan during the six months ended June 30, 2018. The secured loans- average daily balance decreased approximately  $14.9 million, or approximately 13.0%.

Provision for (recovery of) loan losses/allowance for loan losses

At June 30, 2019, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2019, collection was deemed probable for amounts owing.

Operations expense 2019 v. 2018 (six months ended)

Significant changes to operations expense for the six month period ended June 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the six months ended
June 30, 2019	$756	$221	$628	$401	$62	$18	$2,086
June 30, 2018	871	270	876	516	31	(44)	2,520
Change	$(115)	$(49)	$(248)	$(115)	$31	$62	$(434)

Change
Loan balance decrease	(115)	—	—	—	—	—	(115)
REO sales	—	—	(15)	(18)	31	—	(2)
Capital balance decrease	—	(49)	(60)	—	—	—	(109)
Professional services rendered	—	—	—	(97)	—	—	(97)
Manager expense allocations	—	—	(173)	—	—	—	(173)
Other	—	—	—	—	—	62	62
Change	$(115)	$(49)	$(248)	$(115)	$31	$62	$(434)

•Mortgage servicing fees

The decrease in mortgage servicing fees was due to the decrease in the average secured loan balance to $100.0 million from $114.9 million. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management. Total limited partners’ capital at June 30, 2019 and 2018, was approximately $109.0 million and $134.0 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

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

•Professional services

Professional services consist primarily of legal, audit and tax compliance expenses. The decrease in professional services was due primarily to a decrease in audit and legal fees relating to real estate transactions and related financial reporting.

REO, net

The June 30, 2019, REO balance, end of period, was approximately $4.2 million, down 18.3% ($933,000) compared to the June 30, 2018 balance of approximately $5.1 million. See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentation is incorporated by reference into this Item 2.

Analysis and discussion of income from operations 2019 v. 2018 (three months ended)

Significant changes to revenue and expense for the three month period ended June 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the three months ended
June 30, 2019	$2,103	$—	$1,016	$1,095
June 30, 2018	2,769	(7)	1,294	1,545
Change	$(666)	$7	$(278)	$(450)

Change
Loan balance decrease	(209)	—	(34)	(175)
Effective yield rate	(457)	—	—	(457)
REO sales	—	—	(32)	32
Capital balance decrease	—	—	(32)	32
Professional services rendered	—	—	(97)	97
Manager expense allocations	—	—	(82)	82
Other	—	7	(1)	(61)
Change	$(666)	$7	$(278)	$(450)

 The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Interest on loans

The decrease in interest income was due to the decrease of the secured loan portfolio and default interest collected on a previously impaired loan during the three months ended June 30, 2018. The secured loans- average daily balance decreased approximately $8.4 million, or approximately 8.0%.

Provision for (recovery of) loan losses/allowance for loan losses

At June 30, 2019, the partnership had no allowance for loan losses as all loans had protective equity such that at June 30, 2019, collection was deemed probable for amounts owing.

Operations expense 2019 v. 2018 (three months ended)

Significant changes to operations expense for the three month period ended June 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the three months ended
June 30, 2019	$364	$108	$307	$183	$35	$19	$1,016
June 30, 2018	398	132	401	284	$59	20	1,294
Change	$(34)	$(24)	$(94)	$(101)	$(24)	$(1)	$(278)

Change
Loan balance decrease	(34)	—	—	—	—	—	(34)
REO sales	—	—	(4)	(4)	(24)	—	(32)
Capital balance decrease	—	(24)	(8)	—	—	—	(32)
Professional services rendered	—	—	—	(97)	—	—	(97)
Manager expense allocations	—	—	(82)	—	—	—	(82)
Other	—	—	—	—	—	(1)	(1)
Change	$(34)	$(24)	$(94)	$(101)	$(24)	$(1)	$(278)

•Mortgage servicing fees

The decrease in mortgage servicing fees was due to the decrease in the average secured loan balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The decrease in asset management fees was due to the reduction in the total capital under management. Total limited partners’ capital at June 30, 2019 and 2018, was approximately $109.0 million and $134.0 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

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

Cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and six months ended June 30, 2019 and 2018 ($ in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Partners' capital
Distributions	$(604)	$(650)	$(1,196)	$(1,332)
Formation loan, net of early withdrawal fees	116	175	227	358
Liquidations	(6,529)	(7,005)	(13,037)	(14,130)
Cash used in partners' capital	(7,017)	(7,480)	(14,006)	(15,104)

Loan earnings and payments
Interest	2,074	3,169	4,097	5,635
Other loan income	8	51	18	59
Operations expense	(957)	(1,271)	(1,880)	(2,392)
Principal payments and recoveries	12,455	20,018	27,700	29,936
Loans transferred to affiliates	—	—	—	5,890
Loans sold to non-affiliate, net	—	7,247	—	7,247
Total cash from loan earnings	13,580	29,214	29,935	46,375

Loans originated, net	(9,219)	(4,800)	(26,394)	(5,400)
Advances received on loans	(91)	44	(91)	428
Total cash from loan production	(9,310)	(4,756)	(26,485)	(4,972)
Cash from loan earnings and production	4,270	24,458	3,450	41,403

REO operations, sales and development
Rental operations, net	—	1	—	22
Holding costs	(35)	(79)	(62)	(144)
Proceeds from real estate sales	—	410	—	2,042
Cash from REO operations, sales and development	(35)	332	(62)	1,920

Net cash increase before distributions to limited partners	4,235	24,790	3,388	43,323
Net increase/(decrease) in cash	$(2,782)	$17,310	$(10,618)	$28,219
Cash, end of period	$2,989	$29,942	$2,989	$29,942

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Capital liquidations-without penalty	$5,371	$4,887	$10,761	$9,788
Capital liquidations-subject to penalty	1,158	2,118	2,276	4,342
Total	$6,529	$7,005	$13,037	$14,130

Scheduled liquidations, at June 30	$43,394	$51,866	$43,394	$51,866

See Note 3 (General Partners and Other Related Parties) for a discussion on scheduled limited partner capital withdrawals at June 30, 2019 .

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e. not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

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

At June 30, 2019, the partnership had no construction or rehabilitation loans outstanding.

At June 30, 2019, the partnership had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound profits in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 62% and 61% at June 30, 2019, and 2018, respectively.

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

RMC, as the manager, carried out an evaluation, with the participation of RMCs President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for and as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded, as of the end of such period, that the manager's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us n out reports that we file or submit under the Exchange Act.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of June 30, 2019, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended June 30, 2019 were approximately $6,529,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: August 9, 2019	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 9, 2019	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner