Form 10-Q
period 2019-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2019-11-13
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
None

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2019 (unaudited) and December 31, 2018 (audited)

($ in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Cash, in banks	$9,073	$13,607

Loans
Secured by deeds of trust
Principal	86,190	97,438
Advances	143	52
Accrued interest	700	701
Prepaid interest	(4)	(341)
Loan balance, secured	87,029	97,850
Allowance for loan losses	—	—
Loans, net	87,029	97,850

Real estate owned (REO)	3,943	4,153
Other assets, net	89	113
Total assets	$100,134	$115,723

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities	$550	$388
Payable to affiliate	318	—
Total liabilities	868	388

Commitments and Contingencies (Note 7)

Partners’ capital
Limited partners’ capital	104,578	121,012
General partners’ deficit	(692)	(734)
Total partners’ capital	103,886	120,278

Receivable from manager (formation loan)	(4,620)	(4,943)

Partners’ capital, net of formation loan	99,266	115,335

Total liabilities and partners’ capital	$100,134	$115,723

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Nine Months ended September 30, 2019 and 2018 ($ in thousands) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues
Interest income	$1,815	$1,983	$6,124	$7,159
Late fees	11	10	29	74
Gain on sale, loans	38	—	38	7
Revenue, loans	1,864	1,993	6,191	7,240

Recovery of loan losses	(1,613)	—	(1,613)	(13)

Operations expense
Mortgage servicing fees	330	360	1,086	1,231
Asset management fees	187	126	408	396
Costs from Redwood Mortgage Corp.	439	384	1,067	1,260
Professional services	347	180	748	696
REO, net (Note 5)	187	93	249	124
Other	(5)	(2)	13	(46)
Total operations expense	1,485	1,141	3,571	3,661

Net income	$1,992	$852	$4,233	$3,592

Net income
Limited partners (99%)	1,972	843	4,191	3,556
General partners (1%)	20	9	42	36
	$1,992	$852	$4,233	$3,592

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2019

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance June 30, 2019	$108,998	$(712)	$108,286
Net income	1,972	20	1,992
Distributions	(569)	—	(569)
Liquidations	(5,823)	—	(5,823)
Balance, September 30, 2019	$104,578	$(692)	$103,886

For the Nine Months Ended September 30, 2019

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	4,191	42	4,233
Distributions	(1,765)	—	(1,765)
Liquidations	(18,860)	—	(18,860)
Balance, September 30, 2019	$104,578	$(692)	$103,886

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

($ in thousands) (unaudited)

	Nine Months Ended September 30
	2019	2018
Cash from Operations
Interest income received	$5,735	$7,554
Other loan revenue received	29	71
Operations expense	(2,819)	(3,319)
Rental operations, net	—	49
Holding costs	(39)	(189)
Total cash provided by operations	2,906	4,166
Cash from Investing Activities
Loans
Principal collected - secured	56,346	32,757
Loans transferred to affiliates	—	5,890
Loans sold to non-affiliate, net	7,832	7,247
Principal collected - unsecured	—	24
Loans originated	(52,838)	(23,125)
Recovery of loan losses	1,613	—
Prepaid interest	—	455
Advances received (made) on loans	(91)	428
Total - Loans	12,862	23,676

REO - sales, net	—	3,321

Total cash provided by (used in) investing activities	12,862	26,997

Cash from Financing Activities
Partner liquidations	(18,860)	(21,321)
Partner distributions	(1,765)	(1,916)
Formation loan payment, net of early withdrawal fees	323	538
Cash Distributions to partners, net	(20,302)	(22,699)
Total cash used in financing activities	(20,302)	(22,699)
Net (decrease) increase in cash	(4,534)	8,464
Cash, beginning of period	13,607	1,723
Cash, end of period	$9,073	$10,187

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operations:

	Nine Months Ended September 30
	2019	2018
Cash flows from operations
Net income	$4,233	$3,592
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	(38)	(7)
Recovery of loan losses	(1,613)	—
REO – gain on disposal	—	(113)
REO – impairment	210	48
Change in operation assets and liabilities
Prepaid interest	(337)	—
Accrued interest	(52)	395
Other assets	23	48
Accounts payable and other liabilities	162	207
Payable to affiliate	318	(4)
Net cash provided by operations	$2,906	$4,166

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of the management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine month period ended September 30, 2019 are not necessarily indicative of the operations results to be expected for the full year.

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

The partnership’s primary investment objectives are to:

•	yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their affiliates; and,
•	preserve and protect the partnership’s capital.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e., not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to affiliated mortgage funds;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

The partnership intends to hold until repayment the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the partnership may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the partnership to do so, based upon then current interest rates, the length of time that the loan has been held by the partnership, the partnership’s credit risk and concentration risk and the overall investment objectives of the partnership.  Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Partnership loans may be sold to third parties or to the manager or its affiliates; however, any loan sold to the manager or an affiliate thereof will be sold in an arm’s length transaction for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the partnership; however, selling loans will increase partnership capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Net income (losses) are allocated among the limited partners according to their respective capital accounts after one percent (1%) of the net income (losses) are allocated to the general partners. Beginning in 2010, and continuing until January 1, 2020, RMC assigned its right to two-thirds of one percent (0.66%) of income or losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries.

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

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 61% and 62% at September 30, 2019 and 2018, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Lending guidelines

The partnership’s loans generally have shorter maturities than typical mortgages, and the loan proceeds are designated for business and/or investment purposes by the borrower. In the event that a loan is performing, and collection is deemed probable at maturity, the partnership may elect to extend the loan’s maturity. In the event a borrower is unable to repay in full the principal owing on the loan maturity, the partnership may elect to modify the loan payment terms and designate the loan as impaired or may foreclose and take back the property for sale.

The partnership’s loans are funded at fixed interest rates. Generally, the interest rates on the partnership’s mortgage loans have not been affected by market movements in interest rates, however, there can be no assurance that future interest rate fluctuations will not have an adverse effect on the partnership’s mortgage loans. If, as expected, the partnership continues to make and invest primarily in fixed rate loans, a rise in interest rates could result in fewer prepayments of the partnership’s loans. This increase in the duration of the time loans remain outstanding may reduce overall liquidity of the partnership’s loan portfolio, which itself could reduce the partnership’s ability to invest in new loans at higher interest rates. Conversely, if interest rates decrease, the partnership could see a significant increase in loan prepayments by borrowers. If the partnership then invests in new loans at lower rates of interest, it could result in a lower yield to partners.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions of the manager, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan-to-value ratio, or LTV) as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the partnership’s debt and any senior debt owing on the property is the “protective equity.”

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

September 30, 2019 (unaudited)

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

September 30, 2019 (unaudited)

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2019, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000.The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating.

Loans and interest income

Performing loans are carried at amortized cost which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower. For performing loans, interest is accrued daily on the principal plus advances, if any.

Non-performing loans (i.e., loans with a payment in arears) less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Non-performing loans are placed on non-accrual status if 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

The partnership may fund a specific loan origination net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal.

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent. If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring.

In the normal course of the partnership’s operations, loans that mature may be renewed at then current market rates and terms for new loans. Such renewals are not designated as impaired, unless the matured loan was previously designated as impaired.

The partnership originates loans with the intent to hold the loans until maturity.  From time to time the partnership may sell certain loans.  Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. In 2019 and 2018 certain performing loans were sold at an immaterial gain (net of expenses). As a result, the recorded amount of the performing loans (i.e., the loan balance), and the loan balance of loans designated impaired for which a specific reserve has not been recorded because the loan is well collateralized and management has determined that collection of the amount owed is assured, are deemed to approximate fair value.

Allowance for loan losses

Loans and the related accrued interest and advances (i.e., the loan balance) are analyzed on a periodic basis for ultimate recoverability. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens, exceeds the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

For loans designated impaired, a provision is made for loan losses to adjust the allowance for loan losses to an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery of loan losses.

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

Recently issued accounting pronouncements- Accounting and Financial Reporting for Expected Credit Losses

The Financial Account Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies and for interim and annual reporting periods in 2023.

RMI VIII invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral.  The real estate secured programs and low loan-to-value ratios have caused RMC to expect that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position of the partnership.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

Payable to affiliate

At September 30, 2019, the partnership held a payable to RMC of approximately $318,000. This payable consisted of certain asset management fees and cost reimbursements owed to the manager for certain specific costs associated with a recovery of loan losses, as well as computer and data processing expenses related to recordkeeping and reporting for the accounts of individual investors.

The Partnership Agreement provides for compensation of the manager, as detailed below, and for the general partners. The general partners are entitled to 1% of the profits and losses of the partnership.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Mortgage servicing fees

The manager acting as servicing agent with respect to all loans is entitled to receive a servicing fees of up to 1.5% annually of the unpaid principal balance of the loan portfolio. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the partnership.

Asset management fees

The general partners are entitled to monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from Redwood Mortgage Corp.

The manager is entitled to reimbursement by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the partnership on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.

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

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

During the nine months ended September 30, 2018, the partnership transferred two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value, which approximates fair value, of approximately $5,890,000. The partnership received cash for the transfer and has no continuing obligation or involvement with the assigned loans. No loans were transferred during the nine months ended September 30, 2019.

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

The primary source of the repayments made by RMC on the formation loan is expected to be loan brokerage commissions. As of September 30, 2019, the partnership had made such advances of approximately $22,567,000, of which approximately $4,620,000 remain outstanding on the formation loan. If the general partners are removed and RMC is no longer receiving payments for services rendered, the formation loan is forgiven, per the terms of the partnership agreement.

The formation loan activity is summarized in the following table for the nine months ended September 30, 2019 ($ in thousands).

2019
Balance, January 1	$4,943
Early withdrawal penalties	(323)
Repayments	—
Balance, September 30	$4,620

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

The future minimum payments on the formation loan, net of early withdrawal penalties, as of September 30, 2019 are presented in the following table ($ in thousands).

2019	$327
2020	650
2021	650
2022	650
2023	650
Thereafter	1,693
Total	$4,620

RMC is required to make annual payments on the formation loan, net of early withdrawal penalties.

Limited partner capital liquidations

The table below sets forth withdrawals of limited partner capital for the three and nine months ended September 30, 2019 and 2018 ($ in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Capital liquidations-without penalty	$4,863	$5,109	$15,624	$14,897
Capital liquidations-subject to penalty	960	2,082	3,236	6,424
Total	$5,823	$7,191	$18,860	$21,321

Scheduled liquidations, at September 30	$43,769	$50,545	$43,769	$50,545

Scheduled limited partners’ capital liquidation requests are presented in the following table ($ in thousands).

2019	$5,462
2020	15,354
2021	10,156
2022	7,102
2023	4,186
Thereafter	1,509
Total	$43,769

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value.

As of September 30, 2019, 37 (79%) of the partnership’s 47 loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of September 30, 2019, 15 (32%) of the loans outstanding (representing 63% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three and nine months ended September 30, 2019 ($ in thousands).

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Principal, beginning of period	$96,132	$97,438
Loans originated	26,444	52,838
Loans sold to non-affiliate	(7,740)	(7,740)
Principal collected	(28,646)	(56,346)
Principal, September 30, 2019(1)	$86,190	$86,190
1)

Borrower payments are deposited into an independent bank trust account established and administered by RMC, pursuant to California regulations, and are disbursed to the partnership after an appropriate holding period to ensure the funds are collected. Borrower payments deposited into the trust account are not included in the consolidated financial statements until disbursed to the partnership. At September 30, 2019, there was $69,325 in borrower payments held in the RMC trust account, all of which was disbursed to the partnership by October 22, 2019.

In July 2019, the partnership sold to an unaffiliated third party, three loans with aggregate principal balance of approximately $7,740,000 at a price that netted an immaterial gain.

One loan with a principal balance of approximately $650,000 was renewed during the three months ended September 30, 2019. Five loans with an aggregate principal balance of approximately $5,658,000 were renewed during the nine months ended September 30, 2019. See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to affiliates. The partnership originates loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table as ($ in thousands).

	September 30,	December 31,
	2019	2018
Number of secured loans	47	56
Secured loans – principal	$86,190	$97,438
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.5%	10.5%

Average secured loan – principal	$1,834	$1,740
Average principal as percent of total principal	2.1%	1.8%
Average principal as percent of partners’ capital, net of formation loan	1.9%	1.5%
Average principal as percent of total assets	1.8%	1.5%

Largest secured loan – principal	$10,200	$10,900
Largest principal as percent of total principal	11.8%	11.2%
Largest principal as percent of partners’ capital, net of formation loan	10.3%	9.5%
Largest principal as percent of total assets	10.2%	9.4%

Smallest secured loan – principal	$68	$56
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	16	18
Largest percentage of principal in one California county	43.1%	26.7%

Number of secured loans with a filed notice of default	—	—
Secured loans in foreclosure – principal	$—	$—

Number of secured loans with prepaid interest	1	1
Prepaid interest	$4	$341

As of September 30, 2019, the partnership’s largest loan, with an unpaid principal balance of approximately $10,200,000, had an interest rate of 9.50%, was secured by an industrial building in San Francisco County, and had a maturity of September 1, 2020. As of September 30, 2019, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Lien position

At funding, secured loans had the following lien positions and are presented in the following table as of September 30, 2019 and December 31, 2018 ($ in thousands).

	September 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	27	$71,205	83%	34	$80,348	82%
Second trust deeds	20	14,985	17	22	17,090	18
Total principal, secured loans	47	$86,190	100%	56	$97,438	100%
Liens due other lenders at loan closing		30,869			37,632
Total debt		$117,059			$135,070

Appraised property value at loan closing		$218,140			$258,134

Percent of total debt to appraised values (LTV) at loan closing(2)		56.2%			55.0%

2)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount owing on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table as of September 30, 2019 and December 31, 2018 ($ in thousands).

	September 30, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	33	$31,601	37%	32	$35,956	36%
Multi-family	2	7,073	8	3	1,713	2
Commercial	11	47,131	54	20	59,319	61
Land	1	385	1	1	450	1
Total principal, secured loans	47	$86,190	100%	56	$97,438	100%

3)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of September 30, 2019 consists of 14 loans with principal of approximately $8,571,000 that are owner occupied and 19 loans with principal of approximately $23,030,000 that are non-owner occupied. Single family property type at December 31, 2018 consisted of 16 loans with principal of approximately $12,839,000 that are owner occupied and 16 loans with principal of approximately $23,054,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Distribution by California counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table as of September 30, 2019 and December 31, 2018 ($ in thousands).

	September 30, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$37,128	43.1%	$26,026	26.7%
San Mateo	21,214	24.6	23,122	23.7
Alameda	3,011	3.5	4,212	4.2
Santa Clara	780	0.9	3,789	3.9
Napa	551	0.6	559	0.6
Marin	514	0.6	849	0.9
Contra Costa	295	0.3	314	0.2
Solano	—	—	3,560	3.7
	63,493	73.6	62,431	63.9
Other Northern California
Amador	724	1.0	737	0.8
Santa Cruz	611	0.7	2,121	2.1
Monterey	372	0.4	489	0.5
Mariposa	68	0.1	56	0.1
Sacramento	—	—	3,300	3.4
	1,775	2.2	6,703	6.9
Total Northern California	65,268	75.8	69,134	70.8

Los Angeles & Coastal
Los Angeles	11,388	13.2	18,236	18.7
Santa Barbara	2,089	2.4	2,099	2.2
Orange	650	0.8	654	0.7
	14,127	16.4	20,989	21.6
Other Southern California
San Bernardino	5,380	6.2	5,900	6.1
Riverside	1,415	1.6	1,415	1.5
	6,795	7.8	7,315	7.6
Total Southern California	20,922	24.2	28,304	29.2
Total principal, secured loans	$86,190	100.0%	$97,438	100.0%
4)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of September 30, 2019 ($ in thousands).

Scheduled maturities, as of September 30, 2019	Loans	Principal	Percent
2019(5)	3	$9,490	11%
2020	22	43,266	50
2021	11	14,853	17
2022	3	2,703	4
2023	2	3,817	4
Thereafter	2	1,210	1
Total future maturities	43	75,339	87
Matured as of September 30, 2019	4	10,851	13
Total principal, secured loans	47	$86,190	100%

5)	Loans scheduled to mature in 2019 from October 1 to December 31.

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Matured Loans

Secured loans past maturity are summarized in the following table as of September 30, 2019 ($ in thousands).

September 30,
2019
Number of loans	4
Principal	$10,851
Advances	1
Accrued interest	424
Total secured loan balance past maturity	$11,276
Principal past maturity as percent of total principal	13%

All of the loans which were past maturity at September 30, 2019 were designated as impaired. At September 30, 2019, all loans past maturity were designated as in non-accrual status, except one loan, with principal of approximately $3,896,000 and was 92 days delinquent at September 30, 2019, where the borrower continued making interest payments while it negotiated an extension agreement with management.

Delinquency

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	September 30, 2019		December 31, 2018
	Loans	Principal	Loans	Principal
Past Due
30-89 days	—	$—	1	$450
90-179 days	3	7,430	1	3,300
180 or more days	2	4,016	—	—
Total past due	5	11,446	2	3,750
Current	42	74,744	54	93,688
Total principal, secured loans	47	$86,190	56	$97,438

Interest income of approximately $273,000 and $88,000 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments as of September 30, 2019 and December 31, 2018, respectively. Four of the loans 90 or more days

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

delinquent, with aggregate principal of approximately $10,851,000, were past maturity at September 30, 2019. One loan, with principal of approximately $594,900 was 153 days delinquent, and was designated as impaired and in non-accrual status, was not past maturity at September 30, 2019.

Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table as of September 30, 2019 and December 31, 2018 ($ in thousands)

	September 30,	December 31,
	2019	2018
Number of loans	4	—
Principal	$7,550	$—
Advances	1	—
Accrued interest	376	—
Total recorded investment	$7,927	$—
Foregone interest	$18	$—

Four loans, with aggregate principal of approximately $7,550,000 were in non-accrual status at September 30, 2019, three of which, with an aggregate principal balance of approximately $6,955,000 were past maturity. No loans were in non-accrual status at December 31, 2018.

At September 30, 2019, one loan with a principal balance of approximately $3,896,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2018, one loan with a principal balance of approximately $3,300,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Loans designated impaired

Impaired loans had the balances shown and the associated allowance for loan losses presented in the following table as of September 30, 2019 and December 31, 2018 ($ in thousands).

	September 30,	December 31,
	2019	2018
Principal	$11,446	$3,300
Recorded investment(6)	11,872	3,388
Impaired loans without allowance	11,872	3,388
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans(7)	—	—

Number of Loans	5	1
LTV	65.6%	36.1%

6)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.
7)

The loans designated impaired for accounting purposes are well collateralized (i.e., their protective equity was such that collection was deemed probable for amounts owing) and there was no allowance for loan losses at September 30, 2019 and December 31, 2018.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of, and for, the nine months ended September 30, 2019 and the year ended December 31, 2018 ($ in thousands).

	September 30,	December 31,
	2019	2018
Average recorded investment	$7,630	$5,987
Interest income recognized	273	257
Interest income received in cash	242	210

Modifications, workout agreements and troubled debt restructurings

At September 30, 2019 and December 31, 2018, the partnership had no modifications or workout agreements (or troubled debt restructurings) in effect.

Allowance for loan losses

At September 30, 2019, and December 31, 2018, the partnership had no allowance for loan losses because all loans had protective equity such that at September 30, 2019, and December 31, 2018, collection was deemed probable for amounts owing.

Recovery from agreement with a borrower

On September 30, 2019, RMI VIII received $1,612,500 pursuant to the terms of a workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties. As part of a workout, RMI VIII received an assignment of a non-voting economic membership interest in the developer’s joint venture, in an amount equal to 25% of all distributions of profit and return of invested capital attributable to the developer’s interest, but excluding management and development fees, payable to the developer from certain joint ventures from which the developer receives a share of the proceeds of the properties. In the third quarter of 2018 one of the two properties held by the joint venture was transferred to an affiliate of the joint venture. The joint venture operating agreement prohibits distributions prior to the sale of the last asset. Accordingly, RMI VIII disclosed a contingent gain based on that transfer beginning in its third quarter 2018 financial statements. The second and last asset held by the joint venture was sold in the second quarter of 2019.  After that sale, the second, and likely last, joint venture in which RMI VIII will have a non-voting economic membership interest commenced to wind down and is being dissolved. The amount of RMI VIII’s share of the profit under the workout agreement was determined by the joint venture to be $1,612,500, which amount was received by RMI VIII on September 30, 2019 and was recorded as a loan loss recovery. As of the date of the financial statements, the determination of the amount of any future profit, to which RMI VIII would have a claim of 25%, is uncertain and unlikely.

NOTE 5 – REAL ESTATE OWNED (REO)

The REO end of period balances were approximately $3,943,000 and $4,153,000 at September 30, 2019 and December 31, 2018, respectively.

There were no REO transactions during the three and nine months ended September 30, 2019. The valuation reserve on a property in Marin County (approximately 13 acres zoned for residential development) was increased by $210,000 as the sale of the property closed on October 11, 2019, the net proceeds for which approximated $270,300.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

The partnership held the remaining three unsold properties, with a carrying value of approximately $3,673,000 which approximated the net realizable value, at September 30, 2019:

•	In San Francisco County, 3 residential units in a condominium complex, which are being marketed to low-income buyers pursuant to listing approved by the City of San Francisco.
•	In Fresno County, a partially completed home subdivision, which is currently in escrow to sell, which has been extended to December 31, 2019.
•	In Stanislaus County, approximately 14 acres zoned commercial which is currently being marketed by a broker.

The following transactions closed during the nine months ended September 30, 2018:

•	Six units in a condominium complex in Los Angeles County were sold with a gain of approximately $113,000, which resulted in a decrease in REO by approximately $1,928,000.
•	A commercial office property in Contra Cost County was sold at approximately its carrying value after taking into account a previously recorded valuation reserve.

REO, net is comprised of the following components for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Holding costs, net of other income	$23	$(45)	$(39)	$(189)
Gains/(losses) on sales	—	—	—	113
Valuation adjustment	(210)	(48)	(210)	(48)
REO, net	$(187)	$(93)	$(249)	$(124)

Rental operations were substantially wound down, and all residential rental units had been made vacant in preparation for sale in all periods presented. As such, there were no rental operations during the three and nine months ended September 30, 2018 and 2019.

REO is recorded at fair value at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value.

NOTE 6 – FAIR VALUE

Secured loans

The following methods and assumptions are used when estimating fair value.

Secured loans, performing (i.e., not designated as impaired) (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  The fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

Secured loans, designated impaired (Level 3) - Secured loans designated impaired are deemed collateral dependent, and the fair value of the loan is the lesser of the fair value of the collateral or the enforceable amount owing under the note. The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Loans designated impaired that are deemed collateral dependent are measured at fair value on a non-recurring basis when the net realizable value of the real property collateral is determined to be less than the loan balance.

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sales comparables (comps) via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built. (Note: proceeds for loans secured by owner-occupied single-family residences are required to have been designated by the borrower as being used for business and/or investment purposes).

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment is for scheduled limited partners’ capital withdrawal requests at September 30, 2019. See Note 3 (General Partners and Other Related Parties) for a detailed review of scheduled limited partners’ capital withdrawal requests.

Legal proceedings

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

On October 11, 2019, RMI VIII sold approximately 13 acres zoned for residential development for $300,000 which approximated its carrying value, after taking into account a previously recorded valuation reserve.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Critical Accounting Policies

See Part II, Item 7 of the Form 10-K for the year ended December 31. 2018 for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

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

In the publication “California Payrolls Jump in August” dated September 20, 2019:

“Total nonfarm employers added 34,500 new jobs during August, more than any other state. Statewide, hiring has picked up a bit with payrolls up 1.8% over the year. The unemployment rate held steady at 4.1%”

“Hiring in California appears to be getting back on track. Total nonfarm employment rose by 34,500 net new jobs during August, the largest gain of any state. After somewhat of a slow start to the year, payroll growth appears to be gaining a bit of momentum and is now up 1.8% over the year. Employers have added an average 27,200 jobs per month so far this year through August, slightly higher than the 22,700 averaged during the same period last year. Furthermore, the unemployment rate held steady at 4.1%, and civilian employment, which is derived from the separate household survey, posted a small gain, rising for the first time since January.”

“Payroll gains were widespread during the month, however it was the public sector which saw the largest increase. Total government payrolls rose by 14,500 jobs during August, mostly owed to a 12,900 job gain at the state & local level. The private sector also performed well, especially service industries. Professional & business, education & healthcare and leisure & hospitality each added over 7,000 new jobs during August.”

“There were a few blemishes amid an otherwise solid employment report. The construction industry shed 1,700 jobs, while hiring in the arts, entertainment & recreation industry cut 400 jobs, the fourth consecutive monthly drop.”

“Not surprisingly, the trade, transportation & utilities also declined by 4,000 jobs. California has been disproportionately impacted by the escalating trade war with China, which has become increasingly apparent in a broad slowdown across the state’s massive transportation and logistics industry. The combined forces of newly imposed tariffs, general trade uncertainty and weakening global growth have led to diminishing traffic at the Ports of Los Angeles and Long Beach, two of the largest and busiest container ports in the country. California’s ports are also losing market share to East Coast rivals, which continue to see container traffic increase.”

“The slowdown in international trade has rippled throughout the state and employment growth in the transportation sector has cooled off substantially. Transportation & warehousing payrolls are still up 2.1% over the year, but that marks the slowest pace of expansions since May 2012 when the state was still emerging from the recession.”

“The slowdown in transportation-related activity is clearly evident in the Inland Empire. Given the robust freight network and easy access to the Los Angeles ports, the Riverside-San Bernardino metro area has seen employment in the transportation & warehousing industry double since 2012. Hiring has slowed more recently, moderating to just a 3.6% pace over the past year.”

“Even with the slowing in the logistics sector, Southern California accounted for the bulk of California’s job growth in August. Los Angeles County added 9,900 jobs and another 2,200 were added in Orange County. The Inland Empire lost 800 jobs in August and payrolls also fell slightly in Ventura County.”

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

Key performance indicators

Key performance indicators are presented in the following table for the nine months ended September 30, 2019 and 2018 ($ in thousands).

	2019	2018
Secured loans principal – average daily balance	$94,781	$108,932
Secured loans principal – end-of-period	$86,190	$107,241

Interest on loans	$6,124	$7,159
Portfolio interest rate(1)	8.6%	8.1%
Effective yield rate(2)	8.6%	8.8%

Provision for (recovery of) loan losses	$(1,613)	$(13)

Operations expense	$3,571	$3,661

Net Income	$4,233	$3,592
Percent(3)(4)	5.0%	3.5%

Limited Partners’ capital – average balance	$112,409	$137,028
Limited Partners’ capital – end-of-period(5)	$104,578	$127,110

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of September 30, 2019 were approximately $43,769,000 (approximately $50,545,000 at September 30, 2018). Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance indicators are presented in the following table for the three months ended September 30, 2019 and 2018 ($ in thousands).

	2019	2018
Secured loans principal – average daily balance	$84,446	$97,114
Secured loans principal – end-of-period	$86,190	$107,241

Interest on loans	$1,815	$1,983
Portfolio interest rate(1)	8.7%	8.1%
Effective yield rate(2)	8.6%	8.2%

Provision for (recovery of) loan losses	$(1,613)	$—

Operations expense	$1,485	$1,141

Net Income	$1,992	$852
Percent(3)(4)	7.4%	2.6%

Limited Partners’ capital – average balance	$106,788	$130,576
Limited Partners’ capital – end-of-period(5)	$104,578	$127,110

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of September 30, 2019 were approximately $43,769,000 (approximately $50,545,000 at September 30, 2018). Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The September 30, 2019 secured loan principal – end of period of approximately $86.2 million, was a reduction of 19.6% ($21.1 million) compared to the September 30, 2018 secured loan principal- end of period of approximately $107.2 million. The overall reduction in the balance of the secured loan portfolio is due to the reduction in overall capital under management. Specifically, limited partners’ capital – end of period declined $22.5 million to approximately $104.6 million from approximately $127.1 million in the same period in 2018.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) which at September 30, 2019 was 56.2%. Per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 43.8% in the property, and we as lenders have loaned in the aggregate 56.2% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio, the allowance for loan losses and the recovery of loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview

Net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 7.4% and 5.0% for the three and nine months ended September 30, 2019.

For the nine months ended September 30, 2019, the decrease in interest income on loans ($6.1 million in 2019, $7.2 million in 2018) is reflective of the decrease in the secured loan – average daily balance, due primarily to the overall reduction in total capital under management. Net income for the nine months ended September 30, 2019 was approximately $4,233,000, an increase of approximately $641,000 (17.8%) compared to the same period in 2018 due primarily to the collection of a profit interest under a workout agreement dated October 21, 2011, which was partially offset by a decrease in the secured loan principal – average daily balance, and the overall reduction in capital under management. Total limited partners’ capital was approximately $104.6 million and $127.1 million at September 30, 2019 and 2018, respectively. Total operations expense as a percent of interest income on loans was 58.3% and 51.1% for the nine months ended September 30, 2019 and 2018, respectively.

Analysis and discussion of income from operations 2019 v. 2018 (nine months ended)

Significant changes to revenue and expense for the nine month period ended September 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the nine months ended
September 30, 2019	$6,124	$(1,613)	$3,571	4,233
September 30, 2018	7,159	(13)	3,661	3,592
Change	$(1,035)	$(1,600)	$(90)	$641

Change
Average daily loan balance decrease	(1,020)	—	(145)	(875)
Effective yield rate	(15)	—	—	(15)
REO valuation adjustments	—	—	162	(162)
REO sales	—	—	(81)	81
Capital balance decrease	—	—	(211)	211
Professional services rendered	—	—	(55)	55
Cost reimbursements - recovery	—	—	144	(144)
Asset management fees - recovery	—	—	85	(85)
Manager expense allocations	—	—	(48)	48
Recovery from workout agreement	—	(1,613)	—	1,613
Other	—	13	59	(86)
Change	$(1,035)	$(1,600)	$(90)	$641

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Interest on loans

The decrease in interest income for the nine months ended September 30, 2019 as compared to the same period in 2018, was due to the decrease of the secured loan principal – average daily balance, and default interest collected on a previously impaired loan during the nine months ended September 30, 2018. The secured loans principal- average daily balance decreased approximately  $14.2 million, or approximately 13.0% as compared to the same period in 2018.

Provision for (recovery of) loan losses/allowance for loan losses

At September 30, 2019, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2019, collection was deemed probable for amounts owing. On September 30, 2019, RMI VIII received $1.6 million pursuant to the terms of a workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties. See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed discussion on the recovery of loan losses, which presentations are incorporated by this reference into this Item 2.

Operations expense 2019 v. 2018 (nine months ended)

Significant changes to operations expense for the nine month period ended September 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the nine months ended
September 30, 2019	$1,086	$408	$1,067	$748	$249	$13	$3,571
September 30, 2018	1,231	396	1,260	696	124	(46)	3,661
Change	$(145)	$12	$(193)	$52	$125	$59	$(90)

Change
Average daily loan balance decrease	(145)	—	—	—	—	—	(145)
REO valuation adjustments	—	—	—	—	162	—	162
REO sales	—	—	(26)	(18)	(37)	—	(81)
Capital balance decrease	—	(73)	(138)	—	—	—	(211)
Professional services rendered	—	—	—	(55)	—	—	(55)
Cost reimbursements - recovery	—	—	144	—	—	—	144
Asset management fees - recovery	—	85	—	—	—	—	85
Manager expense allocations	—	—	(173)	125	—	—	(48)
Other	—	—	—	—	—	59	59
Change	$(145)	$12	$(193)	$52	$125	$59	$(90)

As a result of the receipt of proceeds of approximately $1.6 million pursuant to a recovery from a workout agreement with a borrower, the manager was entitled to certain asset management fees and cost reimbursements of certain specific costs associated with the workout agreement.

•Mortgage servicing fees

The decrease in mortgage servicing fees for the nine month period ended September 30, 2019 as compared to the same period in 2018, was due to the decrease in the secured loans principal – average daily balance to $94.8 million from $108.9 million. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The increase in asset management fees for the nine month period ended September 30, 2019 as compared to the same period in 2018, was due to the payment of asset management fees relating to the recovery from a workout agreement, which was partially offset by the overall reduction in the total capital under management. Total limited partners’ capital at September 30, 2019 and 2018, was approximately $104.6 million and $127.1 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

•Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decrease in costs from RMC was due to the reduction in total capital under management, a decrease in the cost of REO management, and a decrease in allocable payroll and consulting expenses incurred by RMC. The costs were partially offset by the cost reimbursements to the manager relating to the recovery of loan losses from a workout agreement. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the partnership pro-rata based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.

•Professional services

Professional services consist primarily of legal, data and computer processing expenses related to recordkeeping and reporting for the accounts of individual investors, audit and tax compliance expenses. The increase in professional services expenses was due primarily to an increase in computer and data processing fees as the service provider was able to specifically identify its cost by entity to the manager, when previously the partnership had relied on estimates by RMC, and an increase in audit and legal fees relating to real estate transactions and related financial reporting.

REO, net

The September 30, 2019, REO balance, end of period, was approximately $3.9 million, an increase of 4.9% ($184,000) compared to the September 30, 2018 balance of approximately $3.8 million. The increase in the REO balance, end of period from September 30, 2018 to September 30, 2019 was due primarily to adjustments to the REO valuation reserves resulting from updated appraisals and market data, offset by the sale of certain REO properties. See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentation is incorporated by reference into this Item 2.

Analysis and discussion of income from operations 2019 v. 2018 (three months ended)

Significant changes to revenue and expense for the three month period ended September 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the three months ended
September 30, 2019	$1,815	$(1,613)	$1,485	$1,992
September 30, 2018	1,983	—	1,141	852
Change	$(168)	$(1,613)	$344	$1,140

Change
Average daily loan balance decrease	(282)	—	(30)	(252)
Effective yield rate	114	—	—	114
REO valuation adjustments	—	—	162	(162)
REO sales	—	—	(79)	79
Capital balance decrease	—	—	(102)	102
Professional services rendered	—	—	42	(42)
Cost reimbursements - recovery	—	—	144	(144)
Asset management fees - recovery	—	—	85	(85)
Manager expense allocations	—	—	125	(125)
Recovery from workout agreement	—	(1,613)	—	1,613
Other	—	—	(3)	42
Change	$(168)	$(1,613)	$344	$1,140

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Interest on loans

The decrease in interest income for the three month period ended September 30, 2019 as compared to the same period in 2018, was due primarily to the decrease of the secured loans principal- average daily balance of approximately $12.7 million, or approximately 13.0%.

Provision for (recovery of) loan losses/allowance for loan losses

At September 30, 2019, the partnership had no allowance for loan losses as all loans had protective equity such that at September 30, 2019, collection was deemed probable for amounts owing. On September 30, 2019, RMI VIII received $1.6 million pursuant to the terms of a workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties. See Note 4 (Loans) to the financial statements included in Part I, Item 1 of this report for detailed discussion on the recovery of loan losses, which presentations are incorporated by this reference into this Item 2.

Operations expense 2019 v. 2018 (three months ended)

Significant changes to operations expense for the three month period ended September 30, 2019 compared to the same period in 2018 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the three months ended
September 30, 2019	$330	$187	$439	$347	$187	$(5)	$1,485
September 30, 2018	360	126	384	180	$93	(2)	1,141
Change	$(30)	$61	$55	$167	$94	$(3)	$344

Change
Average daily loan balance decrease	(30)	—	—	—	—	—	(30)
REO valuation adjustments	—	—	—	—	162	—	162
REO sales	—	—	(11)	—	(68)	—	(79)
Capital balance decrease	—	(24)	(78)	—	—	—	(102)
Professional services rendered	—	—	—	42	—	—	42
Cost reimbursements - recovery	—	—	144	—	—	—	144
Asset management fees - recovery	—	85	—	—	—	—	85
Manager expense allocations	—	—	—	125	—	—	125
Other	—	—	—	—	—	(3)	(3)
Change	$(30)	$61	$55	$167	$94	$(3)	$344

As a result of the receipt of proceeds of approximately $1.6 million pursuant to a recovery from a workout agreement with a borrower, the manager was entitled to certain asset management fees and cost reimbursements of certain specific costs associated with the workout agreement.

•Mortgage servicing fees

The decrease in mortgage servicing fees for the three month period ended September 30, 2019 compared to the same period in 2018, was due primarily to the decrease in the secured loans principal – average daily balance. Fees are charged at the annual rate of 1.5%.

•Asset management fees

The increase in asset management fees for the three month period ended September 30, 2019 as compared to the same period in 2018, was due to the payment of asset management fees relating to the recovery from a workout agreement, which was partially offset by the reduction in the total capital under management. Total limited partners’ capital at September 30, 2019 and 2018, was approximately $104.6 million and $127.1 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

•Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The increase in costs from RMC was due to the payment of cost reimbursements to the manager relating to the recovery from a workout agreement. The increase in costs were partially offset by a reduction in total capital under management, a decrease in the cost of REO management, and a decrease in allocable payroll and consulting expenses incurred by RMC. Other costs are allocated pro-rata based on the percentage of total capital of all mortgage funds managed by RMC. Payroll and consulting fees are broken out first based on activity, and then allocated to the partnership on a pro-rata basis based on percentage of capital to the total capital of all mortgage funds. The decision to request reimbursement of any qualifying charges is made by RMC at its sole discretion.

•Professional services

Professional services consist primarily of legal, data and computer processing expenses related to recordkeeping and reporting for the accounts of individual investors, audit and tax compliance expenses. The increase in professional services expenses was due primarily to an increase in computer and data processing fees as the service provider was able to specifically identify its cost by entity to the manager, when previously the partnership had relied on estimates by RMC and an increase in audit and legal fees relating to real estate transactions, and related financial reporting.

REO, net

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentation is incorporated by reference into this Item 2.

Cash flows and liquidity

Cash flows by business activity are presented in the following table for the three and nine months ended September 30, 2019 and 2018 ($ in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Partners' capital
Partner liquidations	$(5,823)	$(7,191)	$(18,860)	$(21,321)
Partner distributions	(569)	(584)	(1,765)	(1,916)
Formation loan, net of early withdrawal fees	96	180	323	538
Cash used in partners' capital	(6,296)	(7,595)	(20,302)	(22,699)

Loan earnings and payments
Interest income	1,638	1,919	5,735	7,554
Other loan revenue	11	12	29	71
Recovery of loan losses	1,613	—	1,613	—
Operations expense, net of REO	(939)	(927)	(2,819)	(3,319)
Prepaid interest	—	455	—	455
Principal collected	28,646	2,845	56,346	32,781
Loans transferred to affiliates	—	—	—	5,890
Loans sold to non-affiliate, net	7,832	—	7,832	7,247
Cash from loan earnings and payments	38,801	4,304	68,736	50,679

Loans originated, net	(26,444)	(17,725)	(52,838)	(23,125)
Advances received on loans	—	—	(91)	428
Total cash from loan production	(26,444)	(17,725)	(52,929)	(22,697)
Cash from (used in) loan earnings and production	12,357	(13,421)	15,807	27,982

REO operations, sales and development
Proceeds from real estate sales	—	1,279	—	3,321
Holding costs	23	(45)	(39)	(189)
Rental operations, net	—	27	—	49
Cash from (used in) REO operations, sales and development	23	1,261	(39)	3,181

Net cash increase (decrease) before distributions to limited partners	12,380	(12,160)	15,768	31,163
Net increase/(decrease) in cash	$6,084	$(19,755)	$(4,534)	$8,464
Cash, end of period	$9,073	$10,187	$9,073	$10,187

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital ($ in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Capital liquidations-without penalty	$4,863	$5,109	$15,624	$14,897
Capital liquidations-subject to penalty	960	2,082	3,236	6,424
Total	$5,823	$7,191	$18,860	$21,321

Scheduled liquidations, at September 30	$43,769	$50,545	$43,769	$50,545

See Note 3 (General Partners and Other Related Parties) for a discussion on scheduled limited partner capital withdrawals at September 30, 2019.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e., not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to affiliated mortgage funds;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit, if obtained.

The partnership’s loans generally have shorter maturity terms than typical mortgages. As a result, constraints on the ability of our borrowers to refinance their loans at maturity could have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay its loan at maturity, the partnership may consider extending the term through a loan modification or foreclosing on the property. A reduction in loan repayments would reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans and/or, if ongoing for an extended period, provide earnings distributions and withdrawals of partners’ capital.

The partnership’s loans are funded at fixed interest rates. Generally, the interest rates on the partnership’s mortgage loans have not been affected by market movements in interest rates, however, there can be no assurance that future interest rate fluctuations will not have an adverse effect on the partnership’s mortgage loans. If, as expected, the partnership continues to make and invest primarily in fixed rate loans, a rise in interest rates could result in fewer prepayments of the partnership’s loans. This increase in the duration of the time loans remain outstanding may reduce overall liquidity of the partnership’s loan portfolio, which itself could reduce the partnership’s ability to invest in new loans at higher interest rates. Conversely, if interest rates decrease, the partnership could see a significant increase in loan prepayments by borrowers. If the partnership then invests in new loans at lower rates of interest, it could result in a lower yield to partners.

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

At September 30, 2019, the partnership had no construction or rehabilitation loans outstanding.

At September 30, 2019, the partnership had no off-balance sheet arrangements as such arrangements are not permitted by the partnership agreement.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound profits in their capital account. If a partner initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the partner initially elected to compound profits in their capital account, in lieu of cash distributions, the partner may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Profits allocable to limited partners who elect to compound profits in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 61% and 62% at September 30, 2019, and 2018, respectively.

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

RMC, as the manager, carried out an evaluation, with the participation of RMCs President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for and as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded, as of the end of such period, that the manager's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of September 30, 2019, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended September 30, 2019 were approximately $5,823,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: November 13, 2019	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 13, 2019	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner