Form 10-K
period 2019-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2020-03-31
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

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

The registrant had 98,514,526 limited partnership interests outstanding as of February 29, 2020.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2019

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

The following is a summary of certain provisions of the Partnership Agreement and is qualified in its entirety by the terms of the agreement itself.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e., not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit.

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

Income or loss is allocated among the limited partners according to their respective capital accounts after one percent (1%) of income or loss is allocated to the general partners. Beginning in 2010, and continuing until December 31, 2019, RMC assigned its right to two-thirds of one percent (0.66%) of income or loss to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit. This agreement expired January 1, 2020 and was not extended.  The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited liability partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and any California LLC cash receipts taxes paid by the partnership’s subsidiaries.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 62% and 61% at December 31, 2019 and 2018, respectively.

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

The partnership’s loans generally have shorter maturities than typical mortgages. In the event that a loan is performing, and collection is deemed probable at maturity, the partnership may elect to extend the loan’s maturity. In the event a loan is not performing and the borrower is unable to repay in full the principal on the loan by the maturity date, the partnership may elect to modify the loan payment terms and designate the loan as impaired or it may foreclose on the loan.

Generally, interest rates on our mortgage loans are higher than conventional mortgage loans and have not been affected directly by market movements in interest rates. If, as expected, the partnership continues to make and invest in fixed rate loans primarily, and interest rates were to rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity of the partnership’s loan portfolio, which itself may reduce the partnership’s ability to invest in new loans at higher interest rates. Conversely, if interest rates were to decline, the partnership could see a significant increase in borrower prepayments. If the partnership then invests in new loans at lower rates of interest, a lower yield to partners may possibly result.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan-to-value ratio, or LTV) as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the partnership’s secured loan and any senior debt and/or claims on the property is the “protective equity.”

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

See Results of Operations, Secured Loans included in Part II, Item 7 and Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on our secured loan portfolio and on the allowance for loan losses, which presentation is incorporated by this reference into this Item 1.

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

This federal law passed in 2010 imposed significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act also established the Consumer Financial Protection Bureau (CFPB), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us.

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

•	California Consumer Privacy Act of 2019 (“CCPA”)

Effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA.  The CCPA generally applies to businesses that both collect personal information from California consumers and either (i) have $25 million or more in annual gross revenues; or (ii) derive more than 50% of their annual revenue from selling consumers’ personal information.  Covered businesses are required to disclose the categories of personal information collected about consumers and to adopt privacy policies and procedures that, among other things, specifically allow consumers to request the deletion of their information and to exclude their information from sale.   Neither the partnership nor RMC has or will sell information collected from consumers in connection with their lending businesses.  RMC does, however, collect personal information from potential borrowers, investors and other parties that constitutes personal information governed by the CCPA.  Some of this personal information is also shared with the partnership and other loan programs it manages for the purposes of conducting their business operations.  RMC and its loan programs currently do not have $25 million in gross revenues and are not directly subject to the CCPA.  However, RMC, the partnership and RMC’s other loan programs may, in the aggregate, exceed this $25 million threshold in the future in which case one or more of them may become subject to the CCPA requirements.  RMC may also elect to incorporate all or some of the CCPA requirements into the current privacy policy of RMC and the partnership at any time.

Key federal and state laws, regulations, and rules relating to the offering of our units include the following.

•	Federal Securities Laws: The Securities Act of 1933 and The Exchange Act of 1934

Because our offerings of limited partnership interests were registered under the Securities Act of 1933, as amended, and we have registered the limited partnership interests pursuant to Section 12(g) of the Exchange Act, we are subject to the requirements of a public reporting company. Public reporting companies are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations promulgated by the SEC. However, as discussed in Item 9A of this report, the partnership is externally managed by RMC and many of the requirements of Sarbanes-Oxley are not directly applicable to us since we do not have a board of directors, including an independent board member. The registration of our limited partnership interests pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the units to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder.

•	Sarbanes-Oxley Act of 2002

RMC, as our manager, is responsible for establishing and maintaining adequate internal control over financial reporting with respect to us as required by Section 404 of Sarbanes-Oxley and rules and regulations of the SEC thereunder. RMC is required to review and evaluate on an annual basis our internal control over financial reporting, and on a quarterly basis, to evaluate changes in our internal control over financial reporting. See Section 9A.

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

Term of the partnership

The Partnership Agreement provides that the partnership will continue until 2032, unless sooner terminated.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There are substantial restrictions on transferability of limited partnership interests, and there is no established public trading and/or secondary market for the limited partnership interests, and none is expected to develop.

In order to provide liquidity to partners, we provide certain liquidation rights. See “Liquidity, capital withdrawals and early withdrawals” in Part I of this report.  As of February 29, 2020, we had approximately 3,640 limited partners with approximately 98,515,000 units of limited partnership interest.

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distributions

Cash distributions totaled approximately $2,343,000 and $2,496,000 in 2019 and 2018, respectively.  See “Distributions to limited partners” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Liquidity and capital withdrawals

Withdrawals in 2019 and 2018 by quarter are presented in the following table ($ in thousands). All withdrawal payments are processed on the last day of the quarter, and are valued at $1 per unit.

	Capital withdrawals
	2019	2018
Q1	$6,508	$7,125
Q2	6,529	7,005
Q3	5,823	7,191
Q4	5,475	6,969
Total	$24,335	$28,290

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2019, for RMI VIII. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon withdrawal of units. The withdrawal amount is determined by the applicable provisions of the Limited Partnership Agreement.

The fair value of a unit of RMI VIII was determined to be $1.00, after consideration of the fair values of the net assets held and the restrictions in the withdrawal provisions in the Partnership Agreement and the restrictions on transferability of units.

The fair value of loan balances (i.e., principal plus interest) secured by deeds of trust, per the Market Approach, is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family mortgage lenders;

•	are written without a prepayment penalty; and
•

are not yet sellable into an established secondary market as companies or individuals originating loans similar to those originated by RMC on behalf of the partnership typically intend to hold the loans until maturity.

The fair value less cost to sell of the REO portfolio is $3.6 million, representing a premium of approximately $365,000 over the book value, per the analysis, based principally on market values for comparable REO.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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

A provision for loan losses to adjust the allowance for loan losses (principal and/or recorded interest)  is made to an amount such that the net carrying amount is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value.

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value of the collateral is charged against the allowance for loan losses.

Fair value estimates

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g., as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g., as a series of individual unit sales or as a bulk disposition).

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

Results of Operations

General economic conditions - California

COVID-19 (Coronavirus) – COVID-19 is a new strain of the novel coronavirus that causes illness ranging from the common cold to more severe symptoms including fever, cough, breathing difficulties, and in more severe cases, pneumonia, acute respiratory syndrome, kidney failure and death.   COVID-19, which is highly contagious, was first publicly reported in Wuhan, China on December 31, 2019 and has since been reported in over 170 countries and territories including the United States and both Northern and Southern California.  In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory “social distancing” polices including quarantines, travel bans, work from home initiatives, cancellation or postponement of public events and school closures, among others.  On March 4, 2020, California Governor Gavin Newsom declared a State of Emergency to exist in California with respect to the COVID-19.  On March 19, 2020 Governor Newsom issued Executive Order N-33-20 ordering all California residents to stay at home except as needed to maintain continuity of operations of the federal critical infrastructure sectors and other sectors designated by the Governor. These measures and the general uncertainty around the COVID-19 virus have recently caused increased volatility in the United States financial markets and economic uncertainty at the state, local and national level.  The overall impact of COVID-19 on the California economy and the California real estate markets is not known at this time. The partnership’s revenues and financial results depend upon the ability of borrowers to make payments of principal and interest in a timely manner and on the interest rates charged on loans. In addition, the partnership’s loans are secured by real properties located in Northern and Southern California and the overall impact of COVID-19 on the California real estate market cannot be predicted at this time. If there is  prolonged uncertainty with respect to COVID-19  in California and the United States, it could result in an economic downturn or recession in national and local economies including but not limited to increases in unemployment rates and disruptions to businesses, which could have a negative impact on the ability of borrowers to make principal and interest payments, as well as the partnership’s volume of loan originations. These factors combined with a decline in California real estate values could have a short or long term material adverse impact on the partnership’s business, financial performance and results of operations.

In the publication “The Fed Announces a Barrage of Policy Changes” dated March 16, 2020:

“The Federal Reserve surprised many market participants on Sunday evening, March 15, when it announced a barrage of policy changes, which we will address in more detail subsequently. But to summarize, the FOMC cut the target range for the fed funds rate 100 bps, returning it to 0.00% to 0.25%, where it was maintained from December 2008 to December 2015. The FOMC re-instated its quantitative easing (QE) program via renewed purchases of Treasury and mortgage-backed securities. It slashed its discount rate to only 0.25%, an all-time low, and it encouraged banks to draw on Fed facilities and to use their capital and liquidity buffers to lend to households and businesses. Finally, the Federal Reserve, in concert with other major central banks, cut the interest rate that it charges on its swap lines, which foreign central banks use to borrow dollars from the Fed. All of these steps are an effort by the Fed to ease strains in financial markets and cushion the U.S. economy, as much as possible, from the growth-halting effects of the COVID-19 pandemic. In our view, the FOMC stands ready to do even more, within its legal authority, to support financial and credit markets.”

“Let’s start with the cut in the target range for the fed funds rate. As we wrote in a report last week, we were anticipating that the FOMC would cut 100 bps at its scheduled meeting on March 18, “if not sooner,” so the timing of yesterday’s rate cut was not totally unexpected. We wrote in another report last month that lower rates will offer some support to businesses and household via lower interest payments on floating-rate debt obligations.”

“The FOMC also authorized the trading desk at the Federal Reserve Bank of New York to purchase $500 billion worth of Treasury securities and $200 billion worth of mortgage-backed securities (MBS) “in coming months.” The Fed hopes that these renewed QE purchases of securities will help reduce tensions in other financial markets via an eventual narrowing of credit spreads (over U.S. Treasury securities). In that regard, MBS spreads have widened significantly in recent weeks. Renewed QE purchases of MBS by the Fed should eventually bring those spreads down, which then should help to bring mortgage rates for new purchases and refinancing lower as well…”

“…In sum, all of the moves that the FOMC announced on March 15 are intended to ease strains in financial markets and to support the credit-creation process in the economy as much as possible. In our view, the FOMC stands ready to do even more, within its legal authority, to support financial and credit markets. In that regard, the committee could re-instate some of the programs, or variants thereof, which it created during the financial crisis to keep credit markets functioning. But many of the steps that the Fed is undertaking will offer only limited support to economic activity directly. The federal government has announced some fiscal measures already. In our view, it will need to do more to support the economy in coming months.”

Key performance indicators

Key performance indicators are presented in the following table for 2019 and 2018 ($ in thousands).

	2019	2018
Secured loans principal – end-of-period	$86,203	$97,438
Secured loans principal – average daily balance	$91,131	$107,281

Interest on loans	$7,853	$9,298
Portfolio interest rate(1)	8.7%	8.1%
Effective yield rate(2)	8.6%	8.7%

Provision for (recovery of) loan losses	$(1,562)	$(13)

Operations expense	$5,007	$4,350

Net Income	$4,481	$5,058
Percent(3)(4)	4.0%	3.7%

Limited Partners’ capital – end-of-period(5)	$98,770	$121,012
Limited Partners’ capital – average balance	$109,681	$133,824

(1)	Stated note interest rate of secured loans, weighted daily average
(2)	Percent of secured loans – average daily balance
(3)	Percent of limited partners’ capital – average balance (based on quarter end balances)
(4)	Percent based on the net income available to limited partners (excluding 1% of income and loss allocated to general partners)
(5)

Scheduled withdrawals of limited partner capital as of December 31, 2019 were approximately $40,159,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of December 31, 2018 were approximately $48,092,000.

Secured loans

The December 31, 2019 end-of-period secured loan principal was approximately $86.2 million, down 11.5% ($11.2 million) compared to the December 31, 2018 end-of-period secured loan principal of approximately $97.4 million. New loan originations are funded from limited partners’ capital available to lend. Limited partners’ capital is declining as a result of withdrawals. Limited partners’ capital at December 31, 2019 declined $22.2 million to approximately $98.8 million from approximately $121.0 million at December 31, 2018. There were three loans in process at December 31, 2018 with aggregate principal of approximately $9.9 million that funded in early January 2019.

See Note 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for detailed presentations on withdrawals of limited partners’ capital, which presentations are incorporated by this reference into this Item 7.

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. As of December 31, 2019, 39 (83%) of the partnership’s 47 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) had a loan term of five years or less from inception. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment-penalty clause. As of December 31, 2019, 15 (32%) of the loans outstanding (representing 63% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (LTV) which at December 31, 2019 was 55.1%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.9% in the property, and we as lenders have loaned in the aggregate 55.1% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2019 ($ in thousands).

	Principal - secured loans
LTV	First trust deeds	Percent of total principal	Second trust deeds	Percent of total principal	Total Principal	Percent of total principal
< 40%	$20,472	23.7%	$1,600	1.9%	$22,072	25.6%
40-49%	2,689	3.1%	556	0.6%	3,245	3.7%
50-59%	14,542	16.9%	3,651	4.2%	18,193	21.1%
60-69%	23,263	27.0%	4,015	4.7%	27,278	31.7%
Subtotal <70%	60,966	70.7%	9,822	11.4%	70,788	82.1%

70-79%	11,655	13.5%	821	1.0%	12,476	14.5%
subtotal <80%	72,621	84.2%	10,643	12.4%	83,264	96.6%

>80%(1)	—	0.0%	2,939	3.4%	2,939	3.4%

Total	$72,621	84.2%	$13,582	15.8%	$86,203	100.0%

Non-performing secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2019 ($ in thousands).

	Principal - secured loans - non-performing
LTV	First trust deeds	Percent of total principal	Second trust deeds	Percent of total principal	Total Principal	Percent of total principal
<40%	$385	0.5%	$—	0.0%	$385	0.5%
40-49%	—	0.0%	—	0.0%	—	0.0%
50-59%	—	0.0%	—	0.0%	—	0.0%
60-69%	3,631	4.2%	—	0.0%	3,631	4.2%
Subtotal <70%	4,016	4.7%	—	0.0%	4,016	4.7%

70-79%	5,355	6.2%	—	0.0%	5,355	6.2%
subtotal <80%	9,371	10.9%	—	0.0%	9,371	10.9%

>80%(1)	—	0.0%	2,939	3.4%	2,939	3.4%

Total	$9,371	10.9%	$2,939	3.4%	$12,310	14.3%

1)

The fair value of the collateral – and the dollar amount of senior clams/liens for loans secured by second trust deeds – used in the LTV computation in the tables above were those which existed at origination, except the LTV for one loan with principal of approximately $2,939,000 which, during the course of review, was found to have increased to approximately 87%.

Payments in arears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days), totaled approximately $12,608,000 of which $298,000 was accrued interest receivable, and $12,310,000 was principal. All non-performing loans were past maturity at December 31, 2019.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio, payments in arrears on non-performing loans, and on the allowance for loan losses, which presentations are incorporated by this reference into this Item 7.

Performance overview

For 2019, net income available to limited partners as a percent of Limited Partners’ capital – average daily balance was 4.0%.

For 2019, the decrease in interest income on loans ($7.9 million in 2019, $9.3 million in 2018) is reflective of the year over year decrease in the secured loan – average daily balance of $16.2 million, and the receipt in the second quarter of 2018 of approximately $444,000 of default interest on a non-performing loan. Net income for 2019 was approximately $4.5 million, a decrease of approximately $577,000 (11.4%) compared to 2018 due primarily to a decrease in the secured loan – average daily balance, additional valuation reserves placed on certain REO properties, and an overall reduction in capital under management, which was partially offset by a recovery of loan losses. Total limited partners’ capital was approximately $98.8 million and $121.0 million at December 31, 2019 and 2018, respectively.

Total operations expense as a percent of interest income on loans was 63.8% and 46.8% for 2019 and 2018, respectively. In 2019, operations expense includes payments to RMC totaling approximately $365,000 for reimbursable operating expenses incurred in 2019 and prior periods associated with a recovery of loan losses totaling approximately $1.6 million from a workout agreement dated October 2011, received in the third quarter of 2019. In 2019, the valuation allowance on three REO properties was increased by $631,000 consistent with updated appraisals received and RMC’s analysis. The sale of one of these properties closed in October 2019. By comparison certain REO properties were sold for a gain of approximately $113,000 during 2018.

Analysis and discussion of net income 2019 v. 2018

Significant changes to revenue and expense for 2019 v. 2018 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the years ended
December 31, 2019	$7,853	$(1,562)	$5,007	$4,481
December 31, 2018	9,298	(13)	4,350	5,058
Change	$(1,445)	$(1,549)	$657	$(577)

Change
Average daily loan balance decrease	(1,499)	—	(236)	(1,263)
Effective yield rate	54	—	—	54
REO valuation adjustments	—	—	976	(976)
REO sales	—	—	(61)	61
Capital balance decrease	—	—	(269)	269
Cost reimbursements - recovery	—	—	144	(144)
Asset management fees - recovery	—	—	85	(85)
Manager expense allocations	—	—	(48)	48
Recovery from workout agreement	—	(1,613)	—	1,613
Allowance for loan losses - general	—	50	—	(50)
Other	—	14	66	(104)
Change	$(1,445)	$(1,549)	$657	$(577)

      The table above displays only significant changes to net income for the period and is not intended to cross foot.

Interest on loans

Interest income decreased $1.4 million due to the decrease of the secured average daily balance loan portfolio from $107.3 million at December 31, 2018 to $91.1 million at December 31, 2019. The secured loans- average daily balance decreased approximately $16.2 million, or approximately 15.1%.

Provision for (recovery of) loan losses/allowance for loan losses

At December 31, 2019, RMI VIII recorded a $50,000 provision for loan losses reserve, primarily for secured loans in a second lien position, as the manager may – from time to time – agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions.

On September 30, 2019, RMI VIII received $1.6 million pursuant to the terms of a workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed discussion on the recovery of loan losses, which presentations are incorporated by this reference into this Item 7.

Operations expense 2019 v. 2018

Significant changes to operations expense for 2019 v. 2018 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the years ended
December 31, 2019	$1,388	$505	$1,411	$1,015	$670	$18	$5,007
December 31, 2018	1,624	516	1,639	908	(289)	(48)	4,350
Change	$(236)	$(11)	$(228)	$107	$959	$66	$657

Change
Average daily loan balance decrease	(236)	—	—	—	—	—	(236)
REO valuation adjustments	—	—	—	—	976	—	976
REO sales	—	—	(26)	(18)	(17)	—	(61)
Capital balance decrease	—	(96)	(173)	—	—	—	(269)
Cost reimbursements - recovery	—	—	144	—	—	—	144
Asset management fees - recovery	—	85	—	—	—	—	85
Manager expense allocations	—	—	(173)	125	—	—	(48)
Other	—	—	—	—	—	66	66
Change	$(236)	$(11)	$(228)	$107	$959	$66	$657

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $236,000 from 2019 over 2018, is due to the decrease in the secured loan – average daily balance from $107.3 million in 2018 to $91.1 million in 2019. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees of approximately $11,000 was due to the overall reduction in the total capital under management, which was partially offset by the payment of asset management fees relating to the recovery from a workout agreement. Total limited partners’ capital at December 31, 2019 and 2018, was approximately $98.8 million and $121.0 million, respectively. Asset management fees are charged by RMC up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners, and out-of-pocket general and administration expenses. The decrease in costs from RMC was due to the reduction in total capital under management, a decrease in the cost of REO management, and a decrease in allocable payroll and consulting expenses incurred by RMC. The decrease was partially offset by the cost reimbursements due to the manager relating to the recovery of loan losses from a workout agreement.

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

Professional services

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

REO, net

The December 31, 2019, REO balance, end of period, was approximately $3.3 million, down 21.7% ($901,000) compared to the December 31, 2018 balance of approximately $4.2 million. Prior to sale in October 2019, the valuation reserve on one property was increased by $210,000. In December 2019, the valuation reserve on two properties were increased by $300,000 and $121,000, respectively, as new appraisals coupled with analysis by the manager decreased the estimated net realizable value of the property.

Any month-to-month occupancy rents received (i.e., excluding storage and sign rents) (approximately $58,000 and $57,000 in 2019 and 2018, respectively) are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part II, Item 8 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentations are incorporated by this reference into this Item 7.

Summary comparison – 2019 4th quarter v. 3rd quarter

Significant changes to revenue and expense items for the three-month periods ended December 31, 2019 and September 30, 2019 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	on Loans	Loan Losses	Expense	Income
For the Three Months Ended
December 31, 2019	$1,729	$50	$1,436	$249
September 30, 2019	1,815	(1,613)	1,485	1,992
Change	$(86)	$1,663	$(49)	$(1,743)

Explanation
Average daily loan balance decrease	(104)	—	(28)	(76)
Effective yield rate	18	—	—	18
REO valuation adjustments	—	—	211	(211)
REO sales	—	—	23	(23)
Capital balance decrease	—	—	(175)	175
Manager expense allocations	—	—	(95)	95
Professional services rendered	—	—	(80)	80
Asset management fees - recovery	—	—	85	(85)
Recovery from workout agreement	—	1,613	—	(1,613)
Allowance for loan losses - general	—	50	—	(50)
Other	—	—	10	(53)
Change	$(86)	$1,663	$(49)	$(1,743)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	Twelve Months Ended December 31
	2019	2018
Partners' capital
Limited partner withdrawals	$(24,335)	$(28,291)
Limited partner distributions	(2,343)	(2,496)
RMC payments - formation loan (early withdrawal penalties totaled $412,000 in 2019 and $691,000 in 2018)	651	691
Cash used in partners' capital	(26,027)	(30,096)

Loan earnings and payments
Interest income	7,569	9,684
Other loan revenue	35	77
Recovery of loan losses	1,613	—
Prepaid interest	—	341
Principal collected	67,095	51,216
Loans transferred to affiliates	—	5,890
Loans sold to non-affiliate, net	7,832	13,264
Loans originated, net	(63,600)	(37,686)
Advances (made) received on loans	(115)	431
Total cash from loan production	20,429	43,217

Operations expense, net of REO	(4,099)	(4,389)

REO
Sale proceeds, net	281	3,321
Holding costs	(49)	(169)
Cash from REO operations, sales and development	232	3,152

Net increase/(decrease) in cash	$(9,465)	$11,884
Cash, end of period	$4,142	$13,607

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital for the years ended December 31 ($ in thousands).

	2019	2018
Limited partner capital withdrawals-without penalty	$20,162	$20,175
Limited partner capital withdrawals-with penalty	4,173	8,115
Total	$24,335	$28,290

Scheduled withdrawals, at December 31	$40,159	$48,092

Scheduled limited partner capital withdrawals at December 31, 2019 are presented in the following table ($ in thousands).

2020	$16,016
2021	10,426
2022	7,386
2023	4,510
2024	1,690
Thereafter	131
Total	$40,159

Of the scheduled withdrawals of approximately $40,159,000, approximately $1,580,000 are subject to early withdrawal penalties as of December 31, 2019.

The partnership’s only obligation is to fund capital account withdrawal requests subject to cash available pursuant to the terms of the partnership agreement.

Contractual obligations, other than withdrawals of limited partners’ capital

At December 31, 2019, the partnership had no construction or rehabilitation loans outstanding.

At December 31, 2019, the partnership had no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement.

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

To the Partners

Redwood Mortgage Investors VIII

San Mateo, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California Limited Partnership) (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter – COVID-19

As more fully described in Note 8 to the financial statements, the Partnership may be materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BDO USA, LLP

We have served as the Partnership's auditor since 2015.

San Francisco, California

March 30, 2020

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2019 and 2018

($ in thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Cash, in banks	$4,142	$13,607

Loans
Principal	86,203	97,438
Advances	167	52
Accrued interest	711	701
Prepaid interest	(121)	(341)
Loan balances secured by deeds of trust	86,960	97,850
Allowance for loan losses	(50)	—
Loan balances secured by deeds of trust, net	86,910	97,850

Real estate owned (REO), net	3,252	4,153
Other assets, net	50	113
Total assets	$94,354	$115,723

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities	$565	$388

Commitments and Contingencies (Note 7)

Partners’ capital
Limited partners’ capital	98,770	121,012
General partners’ deficit	(689)	(734)
Total partners’ capital	98,081	120,278

Receivable from manager (formation loan)	(4,292)	(4,943)

Partners’ capital, net of formation loan	93,789	115,335

Total liabilities and partners’ capital	$94,354	$115,723

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2019 and 2018

($ in thousands)

	Twelve Months Ended December 31
	2019	2018
Revenues
Interest income	$7,853	$9,298
Late fees	34	80
Gain on sale, loans	38	17
Revenue, loans	7,925	9,395

Recovery of loan losses, net	(1,563)	(13)

Operations expense
Mortgage servicing fees	1,388	1,624
Asset management fees	505	516
Costs from Redwood Mortgage Corp.	1,411	1,639
Professional services	1,015	908
REO, net (Note 5)	670	(289)
Other	18	(48)
Total operations expense	5,007	4,350

Net income	$4,481	$5,058

Net income
Limited partners (99%)	4,436	5,007
General partners (1%)	45	51
	$4,481	$5,058

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019 and 2018

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	4,436	45	4,481
Distributions	(2,343)	—	(2,343)
Withdrawals	(24,335)	—	(24,335)
Balance, December 31, 2019	$98,770	$(689)	$98,081

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2017	$146,791	$(785)	$146,006
Net income	5,007	51	5,058
Distributions	(2,496)	—	(2,496)
Withdrawals	(28,290)	—	(28,290)
Balance, December 31, 2018	$121,012	$(734)	$120,278

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

($ in thousands)

	Twelve Months Ended December 31
	2019	2018
Cash from Operations
Interest income received	$7,569	$9,684
Other loan revenue received	35	77
Operations expense	(4,148)	(4,558)
Total cash provided by operations	3,456	5,203

Cash from Investing Activities
Loans
Principal collected - secured	67,095	51,192
Loans transferred to affiliates	—	5,890
Loans sold to non-affiliate, net	7,832	13,264
Principal collected - unsecured	—	24
Loans originated	(63,600)	(37,686)
Recovery of loan losses	1,613	—
Prepaid interest	—	341
Advances (made) received on loans	(115)	431
Total - Loans	12,825	33,456

REO - sales, net	281	3,321

Total cash provided by investing activities	13,106	36,777

Cash from Financing Activities
Partner withdrawals	(24,335)	(28,291)
Early withdrawal penalties	412	691
Partner distributions	(2,343)	(2,496)
RMC payments - formation loan	239	—
Cash distributions to partners, net	(26,027)	(30,096)
Total cash used in financing activities	(26,027)	(30,096)
Net (decrease) increase in cash	(9,465)	11,884
Cash, beginning of period	13,607	1,723
Cash, end of period	$4,142	$13,607

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

($ in thousands)

Reconciliation of net income to net cash provided by operating activities:

	Twelve Months Ended December 31
	2019	2018
Cash flows from operations
Net income	$4,481	$5,058
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	(38)	(17)
Recovery of loan losses	(1,613)	—
Provision for loan losses	50	—
REO – gain on disposal	(14)	(113)
REO – impairment (recovery)	631	(345)
Change in operation assets and liabilities
Prepaid interest	(220)	—
Accrued interest	(64)	387
Other assets	63	6
Accounts payable and other liabilities	180	227
Net cash provided by operations	$3,456	$5,203

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The partnership is externally managed by Redwood Mortgage Corp. (RMC), a general partner. The general partners are RMC and Michael R. Burwell (Burwell), an individual. The manager is solely responsible for managing the business and affairs of RMI VIII, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct the business as RMI VIII has no employees of its own. The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

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

The partnership’s primary investment objectives are to:

•	yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their affiliates; and,
•	preserve and protect the partnership’s capital.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e., not distributed) in partners’ capital accounts;
•	REO sales;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to affiliated mortgage funds;
•	payments from RMC on the outstanding balance of the formation loan; and,
•	a line of credit.

The partnership intends to hold until repayment the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the partnership may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the partnership to do so, based upon then current interest rates, the length of time that the loan has been held by the partnership, the partnership’s credit risk and concentration risk and the overall investment objectives of the partnership.  Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Partnership loans may be sold to third parties or to the manager or its affiliates; however, any loan sold to the manager or an affiliate thereof will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the partnership; however, selling loans will increase partnership capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 62% and 61% at December 31, 2019 and 2018, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The partnership has not established a cash reserve from which to fund redemptions and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio in order to honor redemption requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and affiliates) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20%, the general partners have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners is determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

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

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ significantly from these estimates.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Fair value estimates

GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The fair value of real property is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach.

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

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2019, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating.

Loans and interest income

Performing loans are carried at amortized cost, which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. For performing loans, interest is accrued daily on the principal plus advances, if any.

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

The partnership may fund a specific loan origination net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal.

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

A provision for loan losses to adjust the allowance for loan losses (principal and/or recorded interest) is made to an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery of loan losses.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value of the collateral is charged against the allowance for loan losses.

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense as an adjustment to the valuation allowance. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Recently issued accounting pronouncements- Accounting and Financial Reporting for Expected Credit Losses

The Financial Account Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies and for interim and annual reporting periods in 2023.

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

NOTE 3 –GENERAL PARTNERS AND OTHER RELATED PARTIES

The Partnership agreement provides for compensation of the manager, as detailed below, and for the general partners. The general partners are entitled to 1% of profits or loss of the partnership. In 2010, and continuing until December 31, 2019, RMC assigned its right to two-thirds of the one percent (0.66%) of RMI VIII’s income or losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit. This agreement expired January 1, 2020 and was not extended.

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

December 31, 2019 and 2018

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

During the year ended December 31, 2018, the partnership transferred two performing loans in-full to Redwood Mortgage Investors IX, LLC, an affiliated mortgage fund, at par value, which approximates fair value, of approximately $5,890,000. The partnership received cash for the transfer and has no continuing obligation or involvement with the assigned loans. No loans were transferred during the year ended December 31, 2019.

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” The partnership had made such advances of $22,567,000, of which $4,291,000 remain outstanding on the formation loan.

RMC will repay the formation loans principally from loan brokerage commissions earned on loans, early withdrawal penalties and other fees paid by the partnership. Since RMC will use the proceeds from loan brokerage commissions on loans to repay the formation loans and, with respect to the initial offering of 150,000 Units, for the continued payment of the continuing servicing fees, if all or any one of the initial general partners is removed as a general partner by the vote thereafter designated, and if such successor or additional general partner(s) begins using any other loan brokerage firm for the placement of loans, RMC will be immediately released from any further obligation under the formation loans (except for a proportionate share of the principal installment due at the end of that year). In addition, if all of the general partners are removed, no successor general partners are elected, the partnership is liquidated and RMC is no longer receiving any payments for services rendered, the debt on the formation loans shall be forgiven RMC will be immediately released from any further obligations under the formation loans.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The formation loan activity is summarized in the following table for the years ended December 31 ($ in thousands).

	2019	2018
Balance, January 1	$4,943	$5,634
Early withdrawal penalties	(412)	(691)
Repayments	(239)	—
Balance, December 31	$4,292	$4,943

Annual payments on the formation loan of $650,000 are scheduled for the years 2020 to 2025, totaling $3.9 million, with the remaining $392,000 to be paid in 2026.

Withdrawals of limited partners’ capital

The table below sets forth withdrawals of limited partners' capital for the years ended December 31 ($ in thousands).

	2019	2018
Limited partner capital withdrawals-without penalty	$20,162	$20,175
Limited partner capital withdrawals-with penalty	4,173	8,115
Total	$24,335	$28,290

Scheduled withdrawals, at December 31	$40,159	$48,092

Of the scheduled withdrawals of approximately $40,159,000, approximately $1,580,000 are subject to early withdrawal penalties as of December 31, 2019.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. There were no loans acquired by the partnership during the years ended December 31, 2019 and 2018.

As of December 31, 2019, 39 of the partnership’s 47 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less from loan inception. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

As of December 31, 2019, 15 of the loans outstanding (representing 63% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the years ended December 31 ($ in thousands).

	2019	2018
Principal, beginning of period	$97,438	$130,018
Loans originated	63,600	37,686
Loans transferred to affiliates	—	(5,890)
Loans sold to non-affiliate	(7,740)	(13,184)
Principal collected	(67,095)	(51,192)
Principal, December 31	$86,203	$97,438

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

During the years ended December 31, 2019 and 2018, the partnership renewed nine and eleven loans with aggregate principal of approximately $13,814,000 and $24,141,000, respectively, which are not included in the activity shown in the above table. See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to affiliates.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the partnership are not included in the consolidated financial statements. At December 31, 2019, $21,592 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the partnership by January 23, 2020, when they were recorded by the partnership. At December 31, 2018, $141,676 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the partnership by January 17, 2019, when they were recorded by the partnership.

The partnership originates loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership.

In July 2019, three loans with aggregate principal balance of approximately $7,740,000 were sold to an unaffiliated third party, at a price that netted an immaterial gain.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2019	2018
Number of secured loans	47	56
Secured loans – principal	$86,203	$97,438
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.5%

Average secured loan – principal	$1,834	$1,740
Average principal as percent of total principal	2.1%	1.8%
Average principal as percent of partners’ capital, net of formation loan	2.0%	1.5%
Average principal as percent of total assets	1.9%	1.5%

Largest secured loan – principal	$10,200	$10,900
Largest principal as percent of total principal	11.8%	11.2%
Largest principal as percent of partners’ capital, net of formation loan	10.9%	9.5%
Largest principal as percent of total assets	10.8%	9.4%

Smallest secured loan – principal	$51	$56
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	15	18
Largest percentage of principal in one California county	38.2%	26.7%

Number of secured loans with a filed notice of default	1	—
Secured loans in foreclosure – principal	$2,939	$—

Number of secured loans with prepaid interest	2	1
Prepaid interest	$121	$341

As of December 31, 2019, the partnership’s largest loan, with an unpaid principal balance of $10,200,000 (representing 11.8% of outstanding secured loans and 10.8% of partnership total assets) has an interest rate of 9.50%, is secured by an industrial building located in San Francisco, and has a maturity date of September 1, 2020. As of December 31, 2019, the partnership had no outstanding construction or rehabilitation loans and no commitments to fund construction or rehabilitation loans. The partnership had no loan commitments to lend as of December 31, 2019.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Lien position

At funding secured loans had the following lien positions and are presented in the following table ($ in thousands).

	December 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	31	$72,621	84%	34	$80,348	82%
Second trust deeds	16	13,582	16	22	17,090	18
Total principal, secured loans	47	$86,203	100%	56	$97,438	100%
Liens due other lenders at loan closing		29,817			37,632
Total debt		$116,020			$135,070

Appraised property value at loan closing		$226,185			$258,134

Percent of total debt to appraised values (LTV) at loan closing(1)		55.1%			55.0%
(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount of senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2019			December 31, 2018
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	32	$30,629	36%	32	$35,956	36%
Multi-family	2	7,072	7	3	1,713	2
Commercial	12	48,117	56	20	59,319	61
Land	1	385	1	1	450	1
Total principal, secured loans	47	$86,203	100%	56	$97,438	100%

(2)

Single family property type as of December 31, 2019 consists of 12 loans with principal of approximately $7,642,000 that are owner occupied and 20 loans with principal of approximately $22,987,000 that are non-owner occupied. At December 31, 2018, single family property consisted of 16 loans with principal of approximately $12,839,000 that were owner occupied and 16 loans with principal approximately of $23,054,000 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Distribution by California Counties

The distribution of secured loans outstanding by the California county in which the primary collateral is located is presented in the following table ($ in thousands).

	December 31, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$32,908	38.2%	$26,026	26.7%
San Mateo	17,221	20.0	23,122	23.7
Alameda	3,349	3.9	4,212	4.2
Santa Clara	6,281	7.3	3,789	3.9
Napa	548	0.6	559	0.6
Marin	513	0.6	849	0.9
Contra Costa	308	0.3	314	0.2
Solano	—	—	3,560	3.7
	61,128	70.9	62,431	63.9
Other Northern California
Santa Cruz	1,376	1.6	2,121	2.1
Amador	719	0.8	737	0.8
Monterey	193	0.2	489	0.5
Mariposa	51	0.1	56	0.1
Sacramento	—	—	3,300	3.4
	2,339	2.7	6,703	6.9
Total Northern California	63,467	73.6	69,134	70.8

Los Angeles & Coastal
Los Angeles	14,623	17.0	18,236	18.7
Santa Barbara	2,085	2.4	2,099	2.2
Orange	648	0.8	654	0.7
	17,356	20.2	20,989	21.6
Other Southern California
San Bernardino	5,380	6.2	5,900	6.1
Riverside	—	—	1,415	1.5
	5,380	6.2	7,315	7.6
Total Southern California	22,736	26.4	28,304	29.2
Total principal, secured loans	$86,203	100.0%	$97,438	100.0%

(3)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of December 31, 2019	Loans	Principal	Percent
2020	20	$44,925	52%
2021	13	15,772	18
2022	4	4,298	5
2023	2	3,813	5
2024	2	1,185	1
Thereafter	2	3,900	5
Total future maturities	43	73,893	86
Matured as of December 31, 2019	4	12,310	14
Total principal, secured loans	47	$86,203	100%

It is the partnership’s experience loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers.

Matured loans

Secured loans, principal past maturity are summarized in the following table as of December 31, 2019 ($ in thousands).

December 31,
2019
Number of loans	4
Principal	$12,310
Advances	25
Accrued interest(4)	597
Total secured loan balance past maturity	$12,932
Principal past maturity as percent of total principal	14%
(4)

Accrued interest is the amount due on the note. For financial reporting purposes, approximately $298,000 in accrued interest is reflected on the balance sheet, with the remainder being foregone interest.

Non-performing loans

Secured loans, principal summarized by payment delinquency is presented in the following table ($ in thousands).

	December 31, 2019		December 31, 2018
	Loans	Principal	Loans	Principal
Past Due
30-89 days	—	$—	1	$450
90-179 days	1	5,355	1	3,300
180 or more days	3	6,955	—	—
Total past due	4	12,310	2	3,750
Current	43	73,893	54	93,688
Total principal, secured loans	47	$86,203	56	$97,438

No loan payment modifications were made during 2019 and 2018.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days), principal and accrued interest receivable are presented in the following table as of December 31, 2019 ($ in thousands).

	Loans	Principal	Accrued interest receivable	Total past due
Past Due
30-89 days	—	$—	$—	$—
90-179 days	1	5,355	114	5,469
180 or more days	3	6,955	184	7,139
Total past due	4	$12,310	$298	$12,608

Accrued interest income of approximately $298,000 and $88,000 was accrued on loans contractually past due 90 days or more as to principal and/or interest payments during 2019 and 2018, respectively.  All non-performing loans were past maturity at December 31, 2019. One loan, with principal of $385,000 was past maturity and continuing to make monthly interest payments.

At December 31, 2019 and 2018, the partnership had no workout agreements, or troubled debt restructurings in effect.

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	December 31,	December 31,
	2019	2018
Number of loans	3	—
Principal	$6,955	$—
Advances	25	—
Accrued interest	184	—
Total recorded investment	$7,164	$—
Foregone interest	$298	$—

At December 31, 2019, three loans with aggregate principal balance of approximately $6,955,000 were in non-accrual status, all of which were past maturity. At December 31, 2019, one loan with a principal balance of approximately $5,355,000 and accrued interest of approximately $114,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status. At December 31, 2018, one loan with a principal balance of approximately $3,300,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Allowance for loan losses/provision for loan losses

At December 31, 2019, RMI VIII recorded a $50,000 provision for loan losses, primarily for secured loans in a second lien position, as the manager may – from time to time – agree to concessions to borrowers to facilitate a sale of collateral or refinance transaction. At December 31, 2018, the partnership had no allowance for loan losses.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Loans designated impaired

Loans designated impaired and the associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31,	December 31,
	2019	2018
Principal	$12,310	$3,300
Recorded investment(5)	12,931	3,388
Impaired loans without allowance	12,931	3,388
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	4	1
LTV, at origination(6)	68.0%	36.1%
(5)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.
(6)	During the course of review of appraisals ordered in the fourth quarter of 2019, one loan with principal of approximately $2,939,000 was determined to have an LTV of 87% at December 31, 2019.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table as of and for the years ended December 31, 2019 and 2018 ($ in thousands).

	December 31,	December 31,
	2019	2018
Average recorded investment	$8,160	$5,987
Interest income recognized	298	257
Interest income received in cash	284	210

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and valuation adjustments are summarized in the following table ($ in thousands).

	REO balance		Valuation allowance		REO, net
	2019	2018	2019	2018	2019	2018
Balance, beginning of period	$7,700	$11,093	$(3,547)	$(4,079)	$4,153	$7,014
Additions	—	124	—	—	—	124
Valuation allowance adjustment	—	—	(631)	220	(631)	220
Dispositions	(1,209)	(3,517)	939	312	(270)	(3,205)
Balance, end of period	$6,491	$7,700	$(3,239)	$(3,547)	$3,252	$4,153

The partnership held REO at December 31 2019 comprised of four properties with a carrying value, net of approximately $3,252,000. REO is recorded at fair value at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value based on appraisals and analysis by RMC:

•	In San Francisco County, 3 residential units in a condominium complex, which are being marketed as affordable-units to qualifying buyers pursuant to listing approved by the City of San Francisco.
•	In Fresno County, a partially completed home subdivision, being marketed by a broker.
•	In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial, being marketed by a broker.
•	In San Francisco County, a real estate interest comprised of a condominium unit/storage lockers and signage rights on the exterior façade of the building.

In the third and fourth quarters of 2019, the valuation allowance on three REO properties was increased by $631,000 consistent with updated appraisals received and RMC’s analysis. One of these properties representing approximately 13 acres zoned for residential development in Marin County, sold in October 2019, the net proceeds for which approximated $270,300.

The following sales closed in 2018:

•	Six units in a condominium complex in Los Angeles County were sold with a gain of approximately $113,000, which resulted in a decrease in REO, net by approximately $1,928,000.
•	A commercial office property in Contra Cost County was sold at approximately its carrying value.

REO, net in operations expense is comprised of the following for the years ended December 31 ($ in thousands).

	2019	2018
Holding costs, net of other income	$(53)	$(169)
Gains/(losses) on sales	14	113
Valuation adjustments	(631)	345
REO, net	$(670)	$289

Rental operations were substantially wound down, and all residential rental units had been made vacant in preparation for sale by year end 2017. As such, there were no rental operations during 2019 and 2018. Any month-to-month occupancy rents received (i.e., excluding storage and sign rents) (approximately $58,000 and $57,000 in 2019 and 2018, respectively) are included in REO, net.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 6 – FAIR VALUE

Secured loans

The following methods and assumptions are used when estimating fair value.

Secured loans, performing (i.e., not designated as impaired) (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Due to the nature of the partnership’s loans and borrowers the fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

Secured loans, designated impaired (Level 3) - The fair value of secured loans designated impaired is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured loans designated impaired are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral.  The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs).  When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note.  Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

The following methods and assumptions are used to determine the fair value of the collateral securing a loan.

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sales comparables (comps) via its subscription to the RealQuest service, but also uses free online services such as Zillow.com and other available resources to supplement this data. Sale comps are reviewed and adjusted for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

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

December 31, 2019 and 2018

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

Management supplements the direct capitalization method with additional information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal. When adequate sale comps are not available or reliable rental income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value and/or management will seek additional information in the form of brokers’ opinion of value or appraisals.

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

The partnership’s only commitment at December 31, 2019 is to fund the scheduled limited partner capital withdrawal requests as presented in the following table ($ in thousands).

2020	$16,016
2021	10,426
2022	7,386
2023	4,510
2024	1,690
Thereafter	131
Total	$40,159

The partnership has contractual obligations to RMC per the Partnership Agreement. See Note 3 (General Partners and Other Related Parties) for a more detailed discussion on the partnership’s contractual obligations to RMC.

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

NOTE 8 – SUBSEQUENT EVENTS

COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and in March 2020 classified the outbreak as a pandemic. In March 2020,

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California where the real estate collateralizing the partnership’s loans and REO are located.

Recently, COVID-19 has caused significant disruptions to the global, national and local economy.  The overall impact of COVID-19 on the California economy and the California real estate markets is not known and cannot be predicted at this time.  The partnership’s revenue and operating results depend significantly on the strength of the California real estate market, interest rates charged on loans and the ability of borrowers to make principal and interest payments. If the outbreak causes weakness in national, regional and local economies including but not limited to increases in unemployment rates and disruptions to businesses, it may negatively impact the values of California real estate, the ability of borrowers to make principal and interest payments and the volume of loan originations.  If these factors persist, it would likely result in declines in California real estate values which would cause the protective equity in the loan to be eroded and any continued decreases in values would also lead to increases in the allowance for loan losses in future periods.  Such declines in California real estate values would also lead to increases to the valuation allowance for REO.

Taken together, these factors if severe and prolonged would have a short or long term adverse impact, possibly material, on the partnership’s future financial condition, liquidity, and results of operations.

On March 26, 2020 the partnership sold one unit in a condominium complex located in San Francisco County for approximately $197,000 and recognized a gain of approximately $68,000.

On March 27, 2020, the partnership assigned through executed transfer, one performing loan with principal of approximately $2.3 million to an affiliated mortgage fund at par plus accrued interest which approximates fair value.

The partnership evaluated subsequent events that have occurred after December 31, 2019 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) for and as of the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective.

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

RMC, with the participation of RMC's principal executive officer/principal financial officer, conducted an evaluation of the effectiveness of the manager's internal control over financial reporting based on the Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

The Manager

Redwood Mortgage Corp. Redwood Mortgage Corp., is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other affiliate of mortgage funds formed by the general partners.

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, a general partner, age 63, President, Secretary/Treasurer and, Director, of Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI and RMI VII limited partnerships. Mr. Burwell is a general partner of the RMI VIII limited partnerships. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons.

Lorene A. Randich. Lorene A. Randich, age 62, Executive Vice President of Lending Operations joined Redwood Mortgage Corp. in 1991, and has served as a Director since November 2011. Ms. Randich has held the real estate broker’s license of record for Redwood Mortgage Corp. since November 2011. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and Education Committee Chairperson). Ms. Randich received a BA from UC Berkeley in 1980.

Thomas R. Burwell. Thomas R. Burwell, age 52, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

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

In addition to the fees and reimbursements paid by the partnership, RMC receives compensation directly from borrowers, including brokerage commissions on loan originations. In 2019 RMC received brokerage commissions of approximately $1.4 million related to loan originations made by the partnership.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The general partners are allocated one percent (1%) of income and losses. At December 31, 2019, the general partners had a capital deficit of approximately $689,000. RMC also owns limited partnership units of RMI VIII. At December 31, 2019, RMC’s limited partner capital account was approximately $28,000 (0.01%). No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

Item 13 – Certain Relationships and Related Party Transactions, and Director Independence

See Note 1 (Organization and General) and Note 3 (General Partners and Other Related Parties) to the Financial Statements in Part II Item 8, which describes certain relationships and related transactions and related party fees.

The partnership is managed externally and does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2019 and 2018 are as follows:

Audit Fees. The aggregate fees for 2019 and 2018 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $178,500 and $179,300, respectively.

Audit Related Fees. There were no fees for 2019 and 2018 for audit-related services.

Tax fees. There were no fees during 2019 and 2018 for tax related services.

All Other Fees. There were no other fees for 2019 and 2018.

All audit and non-audit services are approved by the general partners prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:
1.	In Part II, Item 8 under A – Consolidated Financial Statements.
2.	None.
3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Limited Partnership Agreement*

3.2	Form of Certificate of Limited Partnership Interest*

3.3	Certificate of Limited Partnership*

10.1	Servicing Agreement*

10.2	Form of Note secured by Deed of Trust*

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing*

10.4	Promissory Note for Formation Loan*

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2019 of a unit of Redwood Mortgage Investors VIII, a California Limited Partnership

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-27816).

Item 16- Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2020.

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Registrant)

Date: March 30, 2020	By:	Redwood Mortgage Corp., a General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 30th day of March, 2020.

Signature	Title

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.