Form 10-Q
period 2020-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2020-05-15
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2020 (unaudited) and December 31, 2019 (audited)

($ in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Cash, in banks	$1,058	$4,142

Loans
Principal	84,553	86,203
Advances	197	167
Accrued interest	923	711
Prepaid interest	(12)	(121)
Loan balances secured by deeds of trust	85,661	86,960
Allowance for loan losses	(50)	(50)
Loan balances secured by deeds of trust, net	85,611	86,910

Real estate owned (REO), net	3,135	3,252

Debt issuance costs	88	—

Other assets, net	60	50
Total assets	$89,952	$94,354

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities	$606	$565
Payable to affiliate	103	—
Total liabilities	709	565

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	94,142	98,770
General partners’ deficit	(681)	(689)
Total partners’ capital	93,461	98,081

Receivable from manager (formation loan)	(4,218)	(4,292)

Partners’ capital, net of formation loan	89,243	93,789

Total liabilities and partners’ capital	$89,952	$94,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three Months ended March 31, 2020 and 2019 ($ in thousands) (unaudited)

	Three Months Ended March 31
	2020	2019
Revenues
Interest income	$1,738	$2,206
Late fees	6	10
Revenue, loans	1,744	2,216

Provision (recovery) of loan losses, net	—	—

Operations expense
Mortgage servicing fees	323	392
Asset management fees	92	113
Costs from Redwood Mortgage Corp.	314	321
Professional services	292	218
REO, net (Note 5)	(49)	27
Other	—	(1)
Total operations expense	972	1,070

Net income	$772	$1,146

Net income
Limited partners (99%)	$764	$1,135
General partners (1%)	8	11
	$772	$1,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2019	$98,770	$(689)	$98,081
Net income	764	8	772
Distributions	(501)	—	(501)
Withdrawals	(4,891)	—	(4,891)
Balance, March 31, 2020	$94,142	$(681)	$93,461

For the Three Months Ended March 31, 2019

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	1,135	11	1,146
Distributions	(592)	—	(592)
Withdrawals	(6,508)	—	(6,508)
Balance, March 31, 2019	$115,047	$(723)	$114,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

($ in thousands) (unaudited)

	Three Months Ended March 31
	2020	2019
Operating Activities
Interest income received	$1,418	$2,023
Late fees	6	10
Operations expense	(908)	(950)
Total cash provided by operating activities	516	1,083

Investing Activities
Loans
Principal collected - secured	853	15,245
Loan transferred to related mortgage fund	2,297	—
Loans funded	(1,500)	(17,175)
Advances (made on) received from loans	(30)	—
Total - Loans	1,620	(1,930)

REO - sales proceeds, net	186	—

Total cash provided by (used in) investing activities	1,806	(1,930)

Financing Activities
Partners' capital
Partner withdrawals	(4,891)	(6,508)
Partner distributions	(501)	(592)
Early withdrawal penalties	74	111
Cash distributions to partners, net	(5,318)	(6,989)
Debt issuance costs	(88)	—
Total cash used in financing activities	(5,406)	(6,989)
Net decrease in cash	(3,084)	(7,836)
Cash, beginning of period	4,142	13,607
Cash, end of period	$1,058	$5,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operating activities:

	Three Months Ended March 31
	2020	2019
Cash flows from operating activities
Net income	$772	$1,146
Adjustments to reconcile net income to net cash provided by operating activities
REO – gain on disposal	(68)	—
Change in operation assets and liabilities
Prepaid interest	(109)	(113)
Accrued interest	(212)	(70)
Other assets	(10)	53
Accounts payable and accrued liabilities	41	67
Payable to affiliate	102	—
Net cash provided by operating activities	$516	$1,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

The following is a summary of certain provisions of the Partnership Agreement and is qualified in its entirety by the terms of the Partnership Agreement itself. Limited partners should refer to the Partnership Agreement for complete disclosure of its provisions.

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

The partnership’s primary investment objectives are to:

•	yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their related mortgage funds;
•

preserve and protect the partnership’s capital by making and/or investing in loans secured by California real estate, preferably income-producing properties geographically situated in the San Francisco Bay Area and the coastal metropolitan regions of Southern California; and,

•	generate and distribute cash flow from these mortgage lending and investing activities.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations, and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	earnings retained (i.e., not distributed) in partners’ capital accounts;
•	a line of credit;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to related mortgage funds;
•	REO sales; and,
•	payments from RMC on the outstanding balance of the formation loan.

The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

The ongoing ability of the partnership to source funds for loans from one or more of these sources may be adversely affected by the COVID-19 pandemic and the social and governmental responses and severe economic disruptions caused by the pandemic.  (See “COVID-19,” below).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination, and purchased at the current par value, which approximates fair value. The partnership intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the partnership may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the partnership to do so, based upon then current interest rates, the length of time that the loan has been held by the partnership, the partnership’s credit risk and concentration risk and the overall investment objectives of the partnership.  Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Partnership loans may be sold to third parties or to the manager or its related mortgage funds; however, any loan sold to the manager or a related mortgage fund thereof will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the partnership; however, selling loans will increase partnership capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

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

COVID-19

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the California regions and markets in which the partnership lends. In response, the State of California, has instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The COVID-19 pandemic and these restrictions have had a significant adverse effect on the global, US, and California economies and have caused significant disruption to the financial and real estate markets. Restrictions and economic conditions caused by COVID-19 have also caused record unemployment nationwide as well as a significant number of layoffs and furloughs in the regions and communities in which the partnership lends.

The ultimate effect of COVID-19 on the California real estate markets and broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions described and their accompanying effects. Some states and regions have begun to ease prior restrictions which may improve economic and market conditions; however, if the easing of these restrictions results in significant increases in COVID-19 cases or deaths, reinstatement of prior restrictions may be required and the COVID-19 crisis prolonged. As of March 31, 2020, the partnership has seen an in increase in the number of borrowers delaying payments.  However, as the partnership generally lends at loan to value ratios below 70%, the delays in payments has not increased the credit risk on the loans, and therefore based on the partnership’s assessment of the value of real estate collateralizing its loans, there has not been an increase in the allowance for loan losses during the three months ended March 31, 2020. In either case, the impacts of COVID-19 may have significant adverse effects on our business, financial condition and result of operations due to the inability of some borrowers to make principal and interest payments and a decrease in the volume of loans funded and the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses and increases in the valuation allowance for REO. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, financial condition and results of operation of the partnership.  Potential other issues and risks resulting from the COVID-19 pandemic include:

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

•

Should key personnel of the manager become incapacitated by the COVID-19 virus, or be required (voluntarily or involuntarily) to terminate active involvement with the manager due to the effects of the virus, the business of the manager could be adversely impacted.

•

The ability to enforce loan terms through foreclosure may be delayed and adversely effected by current or future limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.

•	Loans secured by rental properties may be adversely impacted by restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.
•

Partial or complete closures of county recording offices may affect the ability of the partnership to record deeds of trust and other documents and may affect the cost or ability of the partnership to obtain adequate title insurance for its loans.

•	The uncertainty of the effects of COVID-19 on borrowers, properties, and the economy generally may result in inaccuracy or delays in the recognition of loan losses or impairments by the partnership.
•	The partnership may incur additional costs to remedy damages caused by such disruptions and restrictions.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the ultimate impact of the coronavirus outbreak on the financial condition or results of operations and liquidity of the partnership for the remainder of 2020.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The partnership continues to examine the impact that the CARES Act may have on its business. Although the partnership does not expect the CARES Act to have a direct impact on the partnership, it may have an indirect impact on the partnership’s borrowers and its manager. At the time of issuance of these financial statements, the partnership is unable to estimate the impact that the CARES Act will have on its financial condition, results of operation, or liquidity for the remainder of 2020.

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 61% and 60% at March 31, 2020 and 2019, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio in order to honor withdrawal requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and related mortgage funds) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20%, the general partners have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners is determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

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

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ materially from these estimates.

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

March 31, 2020 (unaudited)

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

Cash in banks

At March 31, 2020, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

The partnership may fund a specific loan net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal.

In the normal course of the partnership’s operating activities, performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. Such renewals are not designated as impaired.

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (i.e., non-performing). If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring.

In March 2020, various regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID- 19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The partnership is evaluating the potential impact that the interagency guidance will have on the partnership’s financial statements; however, this impact, if any cannot be quantified at this time.

The partnership funds loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified.

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

For loans that are deemed to be collateral dependent, a provision for loan losses is recorded to adjust the allowance for loan losses (principal and/or recorded interest) in an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans.

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

March 31, 2020 (unaudited)

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

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized as interest expense over the term of the line of credit.

Recently issued accounting pronouncements- Accounting and Financial Reporting for Expected Credit Losses

The Financial Account Standards Board (FASB) issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

RMI VIII invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral.  The real estate secured programs and low loan-to-value ratios have caused RMC to expect that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position of the partnership. However, the impact, if any, upon adoption will be dependent upon the facts and circumstances relating to our loans at that date.

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The general partners are entitled to monthly fees for managing the partnership’s loan portfolio. The Partnership agreement provides for fees as compensation to the manager and for reimbursement of qualifying expenses, as detailed below.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

Costs from Redwood Mortgage Corp.

The manager is entitled to request reimbursement by the partnership for operations expense incurred on behalf of the partnership, including without limitation, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Certain of these qualifying costs (e.g., postage) can be tracked by RMC as specifically attributable to the partnership. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the partnership’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the partnership on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC. The decision to request reimbursement of any qualifying operating expenses is made by RMC at its sole discretion.

The payable to affiliate at March 31, 2020 of $103,000 is substantially all due to costs identified in 2020 to be reimbursed to RMC in final settlement of a 2019 loan loss recovery of approximately $1.6 million.

Commissions and fees are paid by the borrowers to RMC

- Brokerage commissions, loan originations - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions paid by the borrowers to RMC are not recorded by the partnership and approximated $45,000 and $354,000 for the three months ended March 31, 2020 and 2019, respectively.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the related mortgage funds at par. During the three months ended March 31, 2020, the partnership transferred one performing loan in-full to Redwood Mortgage Investors IX, LLC, a related mortgage fund, at par value, which approximates fair value, of approximately $2,297,000. The partnership received cash for the transfer and has no continuing obligation or involvement with the assigned loan. No loans were transferred during the three months ended March 31, 2019.

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds.  Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds.  The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership had made such advances of approximately $22,567,000, of which approximately $4,218,000 remain outstanding on the formation loan as of March 31, 2020.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

RMC will repay the formation loans principally from loan brokerage commissions earned on loans, early withdrawal penalties on partner withdrawals and other fees paid by the partnership. Since RMC will use the proceeds from loan brokerage commissions on loans to repay the formation loans and, if both or either one of the initial general partners is removed as a general partner by the vote thereafter designated, and if such successor or additional general partner(s) begins using any other loan brokerage firm for the placement of loans, RMC will be immediately released from any further obligation under the formation loans (except for a proportionate share of the principal installment due at the end of that year). In addition, if both of the general partners are removed, no successor general partners are elected, the partnership is liquidated and RMC is no longer receiving any payments for services rendered, the debt on the formation loans shall be forgiven and RMC will be immediately released from any further obligations under the formation loans.

The formation loan activity is summarized in the following table for the three months ended March 31, 2020 ($ in thousands).

2020
Balance, January 1	$4,292
Early withdrawal penalties	(74)
Repayments	—
Balance, March 31	$4,218

RMC is repaying the formation loan in forecasted annual installments of principal, without interest, of $650,000, less early withdrawal penalties, and a final payment of $392,000 in 2026.

Limited partner capital withdrawals

The table below sets forth withdrawals of limited partner capital for the three months ended March 31, 2020 and 2019 ($ in thousands).

	2020	2019
Limited partner capital withdrawals-without penalty	$4,147	$5,390
Limited partner capital withdrawals-with penalty	744	1,118
Total	$4,891	$6,508

Scheduled withdrawals, at March 31	$37,858	$45,108

Scheduled limited partners’ capital liquidation requests are presented in the following table ($ in thousands).

2020	$11,836
2021	10,986
2022	7,746
2023	4,890
2024	2,073
Thereafter	327
Total	$37,858

Of the scheduled withdrawals of approximately $37,858,000, approximately $1,049,000 were subject to early withdrawal penalties as of March 31, 2020.

NOTE 4 – LOANS

As of March 31, 2020, 36 (82%) of the partnership’s 44 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty clause.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

As of March 31, 2020, 16 (36%) of the loans outstanding (representing 66% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table for the three months ended March 31, 2020 ($ in thousands).

Principal, beginning of period	$86,203
Loans funded	1,500
Loan transferred to related mortgage fund	(2,297)
Principal collected - secured	(853)
Principal, March 31 2020	$84,553

During the three months ended March 31, 2020, the partnership renewed three loans with aggregate principal of approximately $6,800,000, which are not included in the activity shown in the above table.

See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to related mortgage funds.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the partnership are not included in the consolidated financial statements. At March 31, 2020, $107,796 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the partnership’s account by April 15, 2020. At December 31, 2019, $21,592 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the partnership by January 23, 2020, when they were recorded by the partnership.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2020	2019
Number of secured loans	44	47
Secured loans – principal	$84,553	$86,203
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$1,922	$1,834
Average principal as percent of total principal	2.3%	2.1%
Average principal as percent of partners’ capital, net of formation loan	2.2%	2.0%
Average principal as percent of total assets	2.1%	1.9%

Largest secured loan – principal	$10,200	$10,200
Largest principal as percent of total principal	12.1%	11.8%
Largest principal as percent of partners’ capital, net of formation loan	11.4%	10.9%
Largest principal as percent of total assets	11.3%	10.8%

Smallest secured loan – principal	$50	$51
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	16	15
Largest percentage of principal in one California county	38.9%	38.2%

Number of secured loans with a filed notice of default	1	1
Secured loans in foreclosure – principal	$2,939	$2,939

Number of secured loans with prepaid interest	2	2
Prepaid interest	$12	$121

As of March 31, 2020, the partnership’s largest loan, with principal of approximately $10,200,000, has an interest rate of 9.50%, is secured by an industrial building in San Francisco County, and has a maturity of September 1, 2020. As of March 31, 2020, the partnership had no outstanding construction or rehabilitation loans and had no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	29	$71,344	84%	31	$72,621	84%
Second trust deeds	15	13,209	16	16	13,582	16
Total principal, secured loans	44	$84,553	100%	47	$86,203	100%
Liens due other lenders at loan closing		28,060			29,817
Total debt		$112,613			$116,020

Appraised property value at loan closing		$221,345			$226,185

Percent of total debt to appraised values (LTV) at loan closing(1)		54.8%			55.1%

1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following ($ in thousands).

	March 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	28	$27,488	33%	32	$30,629	36%
Multi-family	2	7,071	8	2	7,072	7
Commercial	12	48,109	57	12	48,117	56
Land	2	1,885	2	1	385	1
Total principal, secured loans	44	$84,553	100%	47	$86,203	100%

2)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of March 31, 2020 consists of 12 loans with principal of approximately $7,566,000 that are owner occupied and 16 loans with principal of approximately $19,922,000 that are non-owner occupied. Single family property type at December 31, 2019 consisted of 12 loans with principal of approximately $7,642,000 that are owner occupied and 20 loans with principal of approximately $22,987,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

Distribution by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$32,886	38.9%	$32,908	38.2%
San Mateo	17,159	20.3	17,221	20.0
Santa Clara	3,976	4.7	6,281	7.3
Alameda	2,970	3.5	3,349	3.9
Napa	546	0.6	548	0.6
Contra Costa	306	0.3	308	0.3
Marin	179	0.2	513	0.6
	58,022	68.5	61,128	70.9
Other Northern California
Placer	1,500	1.8	—	—
Santa Cruz	1,352	1.6	1,376	1.6
Amador	715	0.8	719	0.8
Monterey	191	0.2	193	0.2
Mariposa	50	0.1	51	0.1
	3,808	4.5	2,339	2.7
Total Northern California	61,830	73.0	63,467	73.6

Los Angeles & Coastal
Los Angeles	14,614	17.3	14,623	17.0
Santa Barbara	2,082	2.5	2,085	2.4
Orange	647	0.8	648	0.8
	17,343	20.6	17,356	20.2
Other Southern California
San Bernardino	5,380	6.4	5,380	6.2
	5,380	6.4	5,380	6.2
Total Southern California	22,723	27.0	22,736	26.4
Total principal, secured loans	$84,553	100.0%	$86,203	100.0%
3)	Includes the Silicon Valley

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table ($ in thousands).

Scheduled maturities, as of March 31, 2020	Loans	Principal	Percent
2020(4)	14	$37,298	44%
2021	14	21,990	26
2022	5	5,792	7
2023	2	3,810	5
2024	2	1,159	1
Thereafter	1	1,598	2
Total future maturities	38	71,647	85
Matured as of March 31, 2020	6	12,906	15
Total principal, secured loans	44	$84,553	100%

4)	Loans scheduled to mature in 2020 after March 31.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

It is the partnership’s experience that loans may be repaid or renewed before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date. The timing of future cash receipts from secured loans will differ from scheduled maturities.

Delinquency/Non-performing loans

Secured loans summarized by payment delinquency are presented in the following table ($ in thousands).

	March 31, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	35	$53,865	43	$73,893
Past Due
30-89 days	5	18,378	—	—
90-179 days	—	—	1	5,355
180 or more days	4	12,310	3	6,955
Total past due	9	30,688	4	12,310
Total principal, secured loans	44	$84,553	47	$86,203

No loan payment modifications were made during the three months ended March 31, 2020 and 2019, and the partnership had no workout agreements or troubled debt restructurings in effect at March 31, 2020 and December 31, 2019.

Payments in arrears for non-performing secured loans (i.e., loans past maturity and monthly payments of principal and interest past due 30 or more days) are presented in the following table as of March 31, 2020 ($ in thousands).

		Principal(5)		Interest(6)
	Loans	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-3 payments)	5	$596	$3	$5	$124	$728
90-179 days (4-6 payments)	—	—	—	—	—	—
180 or more days (more than 6 payments)	4	12,310	—	755	—	$13,065
Total past due	9	$12,906	$3	$760	$124	$13,793
5)

Two loans with principal of approximately $596,000 matured on March 1, 2020, and are included in principal past maturity 30-89 days. Four loans with principal of approximately $12,310,000 are included in principal past maturity 180 or more days.

6)	Total interest due for the four loans past maturity approximates $755,000 which includes foregone interest of approximately $484,000 as these four loans are designated non-accrual.

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	March 31,	December 31,
	2020	2019
Number of loans	4	3
Principal	$12,310	$6,955
Advances	55	25
Accrued interest	256	184
Total recorded investment	$12,621	$7,164
Foregone interest	$577	$298

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

At March 31, 2020, four loans with aggregate principal of approximately $12,310,000 were in non-accrual status, and were past maturity. At March 31, 2020, no loans were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

At December 31, 2019, three loans with aggregate principal balance of approximately $6,955,000 were in non-accrual status, and were past maturity. At December 31, 2019, one loan with a principal balance of approximately $5,355,000 and accrued interest of approximately $114,000 was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

Provision/allowance for loan losses and impaired loans

Generally, the partnership has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

From time to time, the manager may deem it in the best interest of the partnership to agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions primarily for secured loans in second lien position. As a result, RMI VIII recorded a provision (and allowance) for loan losses in the fourth quarter of 2019 of $50,000. No additional provision for loan losses was recorded during the three months ended March 31, 2020 and 2019.

Loans designated impaired and the associated allowance for loan losses is presented in the following table ($ in thousands).

	March 31,	December 31,
	2020	2019
Principal	$12,310	$12,310
Recorded investment(7)	12,621	12,931
Impaired loans without allowance	12,621	12,931
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	4	4
Weighted average LTV, at origination(8)	68.0%	68.0%
7)	Recorded investment is the sum of principal, advances, and accrued interest receivable for financial reporting purposes.
8)	During the course of review of recent appraisals, one loan with principal of approximately $2,939,000 was determined to have an LTV of 87% at March 31, 2020.

As of March 31, 2020 and December 31, 2019, loans designated impaired had an average recorded investment balance and interest income recognized and interest income received in cash for the three months ended March 31, 2020 and the year ended December 31, 2019 is presented in the following table ($ in thousands).

	March 31,	December 31,
	2020	2019
Average recorded investment	$10,391	$8,160
Interest income recognized	109	298
Interest income received in cash	151	284

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and valuation adjustments are summarized in the following table for the three months ended March 31, 2020 ($ in thousands).

	REO	Valuation allowance	REO, net
Balance, January 1, 2020	$6,491	$(3,239)	$3,252
Dispositions	(117)	—	(117)
Balance, March 31, 2020	$6,374	$(3,239)	$3,135

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

During the three months ended March 31, 2020, the partnership sold a unit in a condominium complex in San Francisco County for approximately $186,000, with a gain of approximately $68,000. There were no REO transactions or valuation allowance adjustments during the three months ended March 31, 2019.

The partnership held REO at March 31, 2020 comprised of four properties with a carrying value, net of approximately $3,135,000. REO is recorded at fair value at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value based on appraisals and analysis by RMC:

•	In San Francisco County, 2 residential units in a condominium complex, which are being marketed as affordable-units to qualifying buyers pursuant to listings approved by the City of San Francisco.
•	In Fresno County, a partially completed home subdivision, being marketed by a broker.
•	In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial, being marketed by a broker.
•	In San Francisco County, a real estate interest comprised of a condominium unit/storage lockers and signage rights on the exterior façade of the building.

REO, net is comprised of the following components for the three months ended March 31, 2020 and 2019.

	2020	2019
Holding costs, net of other income	$19	$27
(Gains)/losses on sales	(68)	—
Valuation adjustments	—	—
REO, net	$(49)	$27

Month-to-month occupancy rents received of approximately $15,000 and $16,000 for the three months ended March 31, 2020 and 2019, respectively, and sign and storage rents of approximately $9,000 and $3,000 for the three months ended March 31, 2020 and 2019, respectively, are included in holding costs, net of other income.

NOTE 6 – FAIR VALUE

Secured loans

The following methods and assumptions are used when estimating fair value.

Secured loans, performing and non-performing not designated as impaired (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.  Due to the nature of the partnership’s loans and borrowers the fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the financial statements) as our loans:

•	are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•	are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•	have limited marketability and are not yet sellable into an established secondary market.

Secured loans, non-performing and designated impaired (Level 3) - The fair value of secured loans, non-performing and designated impaired is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured loans designated impaired are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral.  The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs).  When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note.  Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

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

NOTE 7 – LINE OF CREDIT

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement with a bank pursuant to which RMI VIII can borrow up to a maximum principal of $10 million subject to a borrowing base calculation. Amounts under the agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The agreement matures March 13, 2022 when all amounts outstanding are then due. The partnership has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 13, 2023.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%).  If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for any day during the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. Commencing with the quarter ending September 30, 2020, for each calendar quarter during which the aggregate average daily principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the principal outstanding and the maximum principal of $10 million.

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by RMI VIII to the lending bank and specifies that RMI VIII shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less ten percent (10%) on a quarterly basis as of the calendar quarter-end commencing with the calendar quarter ending March 31, 2020 calculated as the principal of loans with payments over 61-days past due, less loan loss allowances, divided by total principal of RMI VIII loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees to not accelerate repayment of the loan.

At March 31, 2020, and through the filing of this report, no loans had been submitted to the bank for consideration to be included in the borrowing base. Therefore there were no borrowings on the line of credit as of March 31, 2020.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment at March 31, 2020 is to fund the scheduled limited partner capital withdrawal requests as presented in the following table ($ in thousands).

2020	$11,836
2021	10,986
2022	7,746
2023	4,890
2024	2,073
Thereafter	327
Total	$37,858

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

NOTE 9 – SUBSEQUENT EVENTS

As of May 13, 2020, April contractual loan payments from loans which existed at March 31, 2020 were received from approximately 84% of our borrowers. In addition, the partnership received a number of short-term loan payment relief requests, most of which were

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2020 (unaudited)

in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. No requests were granted and two remain pending as of May 13, 2020.

The manager evaluated subsequent events that have occurred after March 31, 2020 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future withdrawals of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	our ability to grow our mortgage lending business;
•	the general partners’ ability to make and arrange for loans that fit our investment criteria;
•	the volume and timing of loan sales to third parties or if we are able to sell loans at all;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans;
•	changes in government regulation and legislative actions affecting our business; and,
•

the COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the outbreak, the actions taken to contain the pandemic or mitigate its impact by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. As a result, we cannot at this time predict or estimate the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity and results of operations for the remainder of 2020.

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

See Note 1 (Organization and General) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for additional detail on the organization and operations of RMI VIII which detail is incorporated by this reference into this Item 2. For a detailed presentation of the partnership activities for which the general partners and related parties are compensated and related transactions, including the formation loan to RMC, See Note 1 (Organization and General) and Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report which presentation is incorporated by this reference into this Item 2.

Critical Accounting Policies

See Part II, Item 7 of the Form 10-K for the year ended December 31. 2019 for a detailed presentation of critical accounting policies, which presentation is incorporated by this reference into this Item 2.

Results of Operations

COVID-19

The following discussion describes our results of operations for the three months ended March 31, 2020. While the coronavirus outbreak (COVID-19) did not have a material adverse effect on our reported results for our first quarter, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

In March 2020, the World Health Organization declared COVID-19 a pandemic. It has been reported in over 200 countries and territories including the United States and both Northern and Southern California where the partnership’s lending operations are located. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory policies and restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions have resulted in increases in unemployment rates, disruptions to businesses, increased volatility in the financial markets and overall economic uncertainty at the state, local and national levels. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain and will impact our business and results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous evolving factors, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our borrowers, including the ability of our borrowers to make their loan payments and qualify for future loans and a decrease in the values of California real estate which serves as collateral for the partnership’s loans. Any of these events or consequences could materially adversely impact our business, financial condition, or results of operations.

As of May 13, 2020, April contractual loan payments from loans which existed at March 31, 2020 were received from approximately 84% of our borrowers. In addition, the partnership received a number of short-term loan payment relief requests, most of which were in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. No requests were granted and two remain pending as of May 13, 2020. We are evaluating each loan payment relief request on an individual basis, considering a number of factors. Not all of the requests made to the partnership will result in agreements and we are not considering the waiver or modification of any of our contractual rights under our loan agreements other than extensions of the maturity date of the loan. April collections and loan payment relief requests to date may not be indicative of collections or requests in any future period. Accordingly, it is not possible to predict or estimate the ultimate impact of COVID-19 on the financial condition or results of operations and liquidity of the partnership for the remainder of 2020. Management also continues to monitor the impact that COVID-19 may have on California real estate values. Decreases in real estate values may lead to an increase in the allowance for loan losses and impairment of REO.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The partnership continues to examine the impact that the CARES Act may have on its business. Although the partnership does not expect the CARES Act to have a direct impact on the partnership, it may have an indirect impact on the partnership’s borrowers and its manager. At the time of issuance of these consolidated financial statements, the partnership is unable to estimate the impact that the CARES Act will have on its financial condition, results of operation, or liquidity for the remainder of 2020.

General economic and real estate market conditions – California

All of our mortgage loans are secured by California real estate. Our secured-loan investment activity and the value of the real estate securing our loans is dependent significantly on economic activity and employment conditions in California.  Wells Fargo’s Economics Group periodically provides timely, relevant information and analysis in its reports and commentary regarding California’s employment and economic conditions.  Highlights from a recently issued report from Wells Fargo Securities Economics Group is presented below.

In the publication “California’s Economy Succumbs to COVID-19 Cutback” dated April 17, 2020:

“California’s Economy Deals with an Avalanche of Job Losses – California’s longest uninterrupted run of employment gains came to an abrupt end in March, when businesses began to slash payrolls in response to new social distancing guidelines and stay-at-home orders. Restaurants, bars and entertainment facilities, including movie theaters, theme parks and casinos, all took an immediate hit—

losing 67,200 jobs in March. Business, household and personal services and construction also posted notable job losses during the month. On the plus side, government payrolls rose modestly in March and the state’s important information sector posted modest gains. Information includes new media such as internet search, software and digital streaming, as well as motion pictures and slower growing portions of traditional media, such as printed publications and landline telecommunications.”

“With more than two-thirds of the state’s job losses occurring in the leisure & hospitality sector, mostly at restaurants & bars, job losses were heavily skewed toward California’s largest metropolitan areas. Southern California was particularly hard hit. Los Angeles-Long Beach-Glendale lost 39,600 jobs and Orange County lost 16,500 jobs. Job losses were more modest in the Inland Empire (-4,100), and Ventura County (-500). In total, greater Los Angeles lost 60,700 jobs during the month, while San Diego also had a bad month, posting a net loss of 14,500 jobs.”

“The San Francisco Bay area saw widespread job losses as well. While the Bay area is full of tech companies whose services are in high demand, the region’s important tourism sector appears to have been the weak spot. San Francisco lost 13,700 jobs and Marin County lost another 1,400. Job losses were slightly less prevalent in East Bay and South Bay, with Oakland losing 3,300 jobs and San Jose losing 8,400 jobs. As bad as March was, we know job losses are set to surge even further in coming weeks. Weekly initial unemployment claims have surged over the past four weeks, totaling 2.8 million since mid-March. While in a typical recession there would not be a one-for-one decrease in nonfarm employment for each new jobless claim, the relationship is likely to be tighter this go-round because there are so few jobs being created. Jobless claims are also being pushed higher by contract workers, however, which will not be reflected as much in the monthly payroll data.”

“California’s economy began to deal with COVID-19 earlier than the rest of the country, and the state’s mitigation efforts appear to have produced positive results ahead of many other areas. Restarting the economy will be difficult, however, particularly given that social distancing guidelines are likely to remain in place for quite some time. Tourism and entertainment spending will also take longer to get back on track, particularly from overseas visitors. International trade is also likely to be soft spot until growth rebounds in the U.S. and around the world.”

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

Key performance indicators

Key performance indicators for the three months ended March 31, 2020 and 2019 are presented in the following table ($ in thousands).

	2020	2019
Secured loans principal – end-of-period	$84,553	$99,305
Secured loans principal – average daily balance	$86,100	$103,407

Interest on loans	$1,738	$2,206
Portfolio interest rate(1)	8.9%	8.5%
Effective yield rate(2)	8.1%	8.5%

Provision for (recovery of) loan losses	$—	$—

Operations expense	$972	$1,070

Net Income	$772	$1,146
Percent(3)(4)	3.2%	3.8%

Limited Partners’ capital – end-of-period(5)	$94,142	$115,047
Limited Partners’ capital – average balance	$96,456	$118,025

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (excluding 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of March 31, 2020 were approximately $37,858,000 (approximately $45,108,000 at March 31, 2019). Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The March 31, 2020 secured loan principal – end of period of approximately $84.6 million, was a reduction of 14.9% ($14.8 million) compared to the March 31, 2019 secured loan principal – end of period of approximately $99.3 million. New loans are funded from limited partners’ capital available to lend. Limited partners’ capital is declining as a result of withdrawals. Limited partners’ capital at March 31, 2020 declined $20.9 million to approximately $94.1 million from approximately $115.0 million at March 31, 2019.

See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations on withdrawals of limited partners’ capital, which presentations are incorporated by this reference into this Item 2.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at March 31, 2020 was 54.8%. Thus the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.2% in the property, and we as lenders have loaned in the aggregate 54.8% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position as of March 31, 2020 are presented in the following table ($ in thousands).

	Principal - secured loans
LTV	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total Principal	Percent(2)
< 40%	$20,387	24.0%	$1,600	1.9%	$21,987	25.9%
40-49%	2,652	3.1	553	0.7	3,205	3.8
50-59%	15,696	18.6	3,644	4.3	19,340	22.9
60-69%	20,954	24.8	3,987	4.7	24,941	29.5
Subtotal <70%	59,689	70.5	9,784	11.6	69,473	82.1

70-79%	11,655	13.8	486	0.6	12,141	14.4
subtotal <80%	71,344	84.3	10,270	12.2	81,614	96.5

>80%(1)	—	—	2,939	3.5	2,939	3.5

Total	$71,344	84.3%	$13,209	15.7%	$84,553	100%

Non-performing secured loans, principal by LTV and lien position as of March 31, 2020 are presented in the following table ($ in thousands).

	Principal - secured loans - non-performing
LTV	First trust deeds	Percent(2)	Second trust deeds	Percent(2)	Total Principal	Percent(2)
<40%	$4,788	5.7%	$—	0.0%	$4,788	5.7%
40-49%	596	0.7	—	0.0	596	0.7
50-59%	5,380	6.4	—	0.0	5,380	6.4
60-69%	11,630	13.7	—	0.0	11,630	13.7
Subtotal <70%	22,394	26.5	—	0.0	22,394	26.5

70-79%	5,355	6.3	—	0.0	5,355	6.3
subtotal <80%	27,749	32.8	—	0.0	27,749	32.8

>80%(1)	—	—	2,939	3.5	2,939	3.5

Total	$27,749	32.8%	$2,939	3.5%	$30,688	36.3%

1)

The fair value of the collateral – and the dollar amount of senior claims/liens for loans secured by second trust deeds – used in the LTV computation in the tables above were those which existed at origination, except the LTV for one loan with principal of approximately $2,939,000 which, during the course of review, was found to have increased to approximately 87%.

2)	Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at March 31, 2020, totaled approximately $13,793,000 of which $12,909,000 was principal, and approximately $884,000 was interest receivable. Of the $12,909,000 principal in arrears, approximately $12,906,000 was relating to loans past maturity, of which $9,967,000 was relating to loans in first lien position, and $2,939,000 was relating to a loan in second lien position. Two loans with principal of approximately $596,000 matured on March 1, 2020, and are included in principal past maturity 30-89 days. Four loans with principal of approximately $12,310,000 are included in principal past maturity 180 or more days.

Although there is an increase in the number of non-performing loans from 4 loans ($12,310,000 in principal) as of December 31, 2019 to 9 loans ($30,688,000 in principal) as of March 31, 2020, the partnership has reviewed the loan to value ratios for each non-performing loan and has determined since there is appropriate protective equity, there are no increases in the provision for loan losses during the three months ended March 31, 2020.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio, the allowance for loan losses and the recovery of loan losses, which presentations are incorporated by this reference into this Item 2.

Performance overview/net income 2020 v. 2019 (three months ended)

Net income available to limited partners as a percent of Limited Partners’ capital – average daily balance (annualized) was 3.2% and 3.8% for the three months ended March 31, 2020 and 2019, respectively. Limited partners’ capital – average daily balance for the three months ended March 31, 2020 was approximately $96.5 million, a reduction of 18.3% ($21.5  million) compared to the limited partners’ capital – average daily balance for the three months ended March 31, 2019 of approximately $118.0 million, due to partner withdrawals exceeding net income retained in limited partners’ capital accounts.

Significant changes to revenue and expense for the three month period ended March 31, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

		Provision for
	Interest	(Recovery of)	Operations	Net
	income	Loan Losses	Expense	Income
For the three months ended
March 31, 2020	$1,738	$—	$972	772
March 31, 2019	2,206	—	1,070	1,146
Change	$(468)	$—	$(98)	$(374)

Change
Decrease secured loans principal - average daily balance	(355)	—	(69)	(286)
Effective yield rate	(113)	—	—	(113)
REO sales, net	—	—	(92)	92
Decrease limited partners capital - average daily balance	—	—	(40)	40
Cost reimbursements - recovery of loan losses	—	—	100	(100)
Information technology for partners' capital accounts	—	—	4	(4)
Other	—	—	(1)	(3)
Change	$(468)	$—	$(98)	$(374)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Interest on loans

The decrease in interest income for the three months ended March 31, 2020 as compared to the same period in 2019, was due to the decrease of the secured loan principal – average daily balance to approximately $86.1 million from $103.4 million for the three months ended March 31, 2020 and 2019, respectively, which was partially offset by approximately $109,000 default interest collected on impaired loans during the three months ended March 31, 2020. Foregone interest increased approximately $279,000 during the three months ended March 31, 2020 compared to the same period in 2019 as there were four loans with principal of approximately $12.3 million on non-accrual during the three months ended March 31, 2020, and no loans on non-accrual status during the three months ended March 31, 2019.

Provision/allowance for loan losses

Generally, the partnership has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan.

From time to time, the manager may deem it in the best interest of the partnership to agree to concessions to borrowers to facilitate a sale of collateral or refinance transactions, primarily for secured loans in second lien position. As a result, RMI VIII recorded a provision (and allowance) for loan losses in the fourth quarter of 2019 of $50,000. No additional provision for loan losses was recorded during the three months ended March 31, 2020 and 2019.

Operations expense

Significant changes to operations expense for the three month period ended March 31, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the three months ended
March 31, 2020	$323	$92	$314	$292	$(49)	$—	$972
March 31, 2019	392	113	321	218	27	(1)	1,070
Change	$(69)	$(21)	$(7)	$74	$(76)	$1	$(98)

Change
Decrease secured loans principal - average daily balance	(69)	—	—	—	—	—	(69)
REO sales, net	—	—	(16)	—	(76)	—	(92)
Decrease limited partners capital - average daily balance	—	(21)	(19)	—	—	—	(40)
Cost reimbursements - recovery of loan losses	—	—	100	—	—	—	100
Information technology for partners' capital accounts	—	—	(46)	50	—	—	4
Other	—	—	(26)	24	—	1	(1)
Change	$(69)	$(21)	$(7)	$74	$(76)	$1	$(98)

Mortgage servicing fees

The decrease in mortgage servicing fees for the three month period ended March 31, 2020 as compared to the same period in 2019, was primarily due to the decrease in the secured loans principal – average daily balance to $86.1 million from $103.4 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the three month period ended March 31, 2020 as compared to the same period in 2019, was due to the overall reduction in the total capital under management. Total limited partners’ capital at March 31, 2020 and 2019, was approximately $94.1 million and $115.0 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and out-of-pocket general and administration expenses. The decrease in costs from RMC was due to the reduction in total capital under management, a decrease in the cost of REO management, and a decrease in allocable payroll and consulting expenses incurred by RMC. The reduction of costs from RMC was offset in part by the final cost reimbursements to the manager of $100,000 relating to the recovery of loan losses from a workout agreement which was received in the third quarter of 2019. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the partnership’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the partnership on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC. The decision to request reimbursement of any qualifying operating expenses is made by RMC at its sole discretion. Prior to September 2019, allocable costs included fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors. In September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – these fees were invoiced separately and directly to RMI VIII. For the three months ended March 31, 2019, fees paid for such information technology totaled approximately $46,000, and were included in Costs from RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $74,000 for the three months ended March 31, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual investors was approximately $50,000 and $0 for the three months ended March 31, 2020 and 2019, respectively. Beginning in September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – these service bureau fees were invoiced separately and directly to RMI VIII. Prior to September 30, 2019, these fees were invoiced to RMC, and were included in other allocable expenses reimbursed to RMC (Costs from RMC). During the three months ended March 31, 2019, service bureau fees included in Costs from RMC approximated $46,000.

•

Attorney, audit and tax fees increased approximately $2,000 due to the timing in which services were rendered between the first and second calendar quarters of 2020, and we expect by the end of the second quarter year to date expenses to be comparable year over year.

•

Consulting/contractor fees increased approximately $22,000 due in part to outside contractors being engaged to assist with operations in areas previously filled by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager for which reimbursement was requested (Costs from RMC).

REO, net

The March 31, 2020, REO balance, end of period, was approximately $3.1 million, down 24.5% ($1.1 million) compared to the March 31, 2019 balance of approximately $4.2 million. During the three months ended March 31, 2020, one condominium unit in an REO property located in San Francisco County was sold with a gain of approximately $68,000.

Month-to-month occupancy rents received of approximately $15,000 and $16,000 for the three months ended March 31, 2020 and 2019, respectively, and sign and storage rents of approximately $9,000 and $3,000 for the three months ended March 31, 2020 and 2019, respectively, are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentation is incorporated by reference into this Item 2.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2020 and 2019 are presented in the following table ($ in thousands).

	Three Months Ended March 31
	2020	2019
Partners' capital
Limited partner withdrawals	$(4,891)	$(6,508)
Limited partner distributions	(501)	(592)
Early withdrawal penalties	74	111
Cash used in partners' capital	(5,318)	(6,989)

Loan earnings and payments
Interest income	1,418	2,023
Late fees	6	10
Principal collected	853	15,245
Loan transferred to related mortgage fund	2,297	—
Loans funded, net	(1,500)	(17,175)
Advances (made) received on loans	(30)	—
Total cash from loan production	3,044	103

Operations expense, net of REO	(888)	(923)

REO
Sale proceeds, net	186	—
Holding costs	(20)	(27)
Cash from REO operations, sales and development	166	(27)

Debt issuance costs	(88)	—

Net decrease in cash	$(3,084)	$(7,836)
Cash, end of period	$1,058	$5,771

Withdrawals of limited partner capital

The table below sets forth withdrawals of limited partner capital for the three months ended March 31, 2020 and 2019 ($ in thousands).

	2020	2019
Limited partner capital withdrawals-without penalty	$4,147	$5,390
Limited partner capital withdrawals-with penalty	744	1,118
Total	$4,891	$6,508

Scheduled withdrawals, at March 31	$37,858	$45,108

Scheduled limited partner capital withdrawals at March 31, 2020 are presented in the following table ($ in thousands).

2020	$11,836
2021	10,986
2022	7,746
2023	4,890
2024	2,073
Thereafter	327
Total	$37,858

Of the scheduled withdrawals of approximately $37,858,000, approximately $1,049,000 are subject to early withdrawal penalties as of March 31, 2020.

The partnership’s only obligation is to fund capital account withdrawal requests subject to cash available pursuant to the terms of the partnership agreement.

Contractual Obligations

At March 31, 2020, the partnership had no construction or rehabilitation loans outstanding and had no loan commitments pending.

At March 31, 2020, the partnership had no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement.

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

California limited partnerships generally do not have a board of directors, nor, therefore, do we have an audit committee of the board of directors. Thus, there is no conventional independent oversight of the partnership’s financial reporting process. The manager, however, provides the equivalent functions of a board of directors and of an audit committee for, among other things, the following purposes:

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of March 31, 2020, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended March 31, 2020 were approximately $4,891,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units.  The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1	Business Loan Agreement; Promissory Note dated March 13, 2020; Pledge and Security Agreement

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: May 15, 2020	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 15, 2020	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner