Form 10-Q
period 2020-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2020-08-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2020 (unaudited) and December 31, 2019 (audited)

($ in thousands)

	June 30,	December 31,
	2020	2019
ASSETS
Cash, in banks	$1,001	$4,142

Loans
Principal	77,895	86,203
Advances	150	167
Accrued interest	955	711
Prepaid interest	—	(121)
Loan balances secured by deeds of trust	79,000	86,960
Allowance for loan losses	(50)	(50)
Loan balances secured by deeds of trust, net	78,950	86,910

Real estate owned (REO), net	8,922	3,252

Debt issuance costs, net	95	—

Other assets, net	233	50
Total assets	$89,201	$94,354

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$291	$15
Accrued liabilities	722	550
Payable to related parties	35	—
Mortgages payable	2,449	—
Total liabilities	3,497	565

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	90,537	98,770
General partners’ deficit	(668)	(689)
Total partners’ capital	89,869	98,081

Receivable from manager (formation loan)	(4,165)	(4,292)

Partners’ capital, net of formation loan	85,704	93,789

Total liabilities and partners’ capital	$89,201	$94,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Six Months ended June 30, 2020 and 2019 ($ in thousands) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenue
Interest income	$2,107	$2,103	$3,845	$4,309

Interest expense
Line of credit	(13)	—	(13)	—
Mortgages payable	(7)	—	(7)	—
Total interest expense	(20)	—	(20)	—

Net interest income	2,087	2,103	3,825	4,309

Late fees	7	8	13	18
Total revenue, net	2,094	2,111	3,838	4,327

Recovery of loan losses	(126)	—	(126)	—

Operations expense
Mortgage servicing fees	315	364	638	756
Asset management fees	89	108	181	221
Costs from Redwood Mortgage Corp.	177	307	491	628
Professional services	318	183	610	401
REO, net (Note 5)	21	35	(28)	62
Other	17	19	17	18
Total operations expense	937	1,016	1,909	2,086

Net income	$1,283	$1,095	$2,055	$2,241

Net income
Limited partners (99%)	$1,270	$1,084	$2,034	$2,219
General partners (1%)	13	11	21	22
	$1,283	$1,095	$2,055	$2,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2020

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, March 31, 2020	$94,142	$(681)	$93,461
Net income	1,270	13	1,283
Distributions	(442)	—	(442)
Withdrawals	(4,433)	—	(4,433)
Balance, June 30, 2020	$90,537	$(668)	$89,869

For the Six Months Ended June 30, 2020

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2019	$98,770	$(689)	$98,081
Net income	2,034	21	2,055
Distributions	(943)	—	(943)
Withdrawals	(9,324)	—	(9,324)
Balance, June 30, 2020	$90,537	$(668)	$89,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2019

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, March 31, 2019	$115,047	$(723)	$114,324
Net income	1,084	11	1,095
Distributions	(604)	—	(604)
Withdrawals	(6,529)	—	(6,529)
Balance, June 30, 2019	$108,998	$(712)	$108,286

For the Six Months Ended June 30, 2019

($ in thousands) (unaudited)

	Limited	General
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	2,219	22	2,241
Distributions	(1,196)	—	(1,196)
Withdrawals	(13,037)	—	(13,037)
Balance, June 30, 2019	$108,998	$(712)	$108,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

($ in thousands) (unaudited)

	Six Months Ended June 30
	2020	2019
Operating Activities
Interest income received	$3,318	$4,097
Late fees	13	18
Operations expense	(1,857)	(1,942)
Total cash provided by operating activities	1,474	2,173

Investing Activities
Loans
Principal collected - secured	4,572	27,700
Loan transferred to related mortgage fund	2,297	—
Loans funded	(1,500)	(26,394)
Recovery of loan losses	126	—
Advances made on loans	(48)	(91)
Total - Loans	5,447	1,215

REO - sales proceeds, net	186	—

Total cash provided by investing activities	5,633	1,215

Financing Activities
Partners' capital
Partner withdrawals	(9,324)	(13,037)
Partner distributions	(943)	(1,196)
Early withdrawal penalties	127	227
Cash distributions to partners, net	(10,140)	(14,006)
Borrowings - debt issuance costs - line of credit	(108)	—
Total cash used in financing activities	(10,248)	(14,006)
Net decrease in cash	(3,141)	(10,618)
Cash, beginning of period	4,142	13,607
Cash, end of period	$1,001	$2,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operating activities:

	Six Months Ended June 30
	2020	2019
Cash flows from operating activities
Net income	$2,055	$2,241
Adjustments to reconcile net income to net cash provided by operating activities
Recovery of loan losses	(126)	—
Amortization of debt issuance costs	13
REO – gain on disposal	(68)	—
Change in operation assets and liabilities
Accrued interest	(407)	(120)
Prepaid interest	(121)	(93)
Other assets	(174)	61
Accounts payable and accrued liabilities	267	84
Payable to related parties	35	—
Net cash provided by operating activities	$1,474	$2,173

Supplemental disclosures of cash flow information - REO
Non-cash investing activities
Real estate acquired by foreclosure	$5,787	$—
Mortgage assumed at foreclosure	(2,449)	—
Mortgage interest, property taxes, and other liabilities assumed at foreclosure	(175)	—
Settlement of loan and interest receivable net of liabilities assumed at foreclosure	(3,163)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

Redwood Mortgage Investors VIII, a California Limited Partnership (RMI VIII or the partnership), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust. The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations, and operating expenses) from:

•	loan payoffs;
•	borrowers’ monthly principal payments;
•	earnings retained (i.e., not distributed) in partners’ capital accounts;
•	line of credit advances;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to related mortgage funds;
•	REO sales; and,
•	payments from RMC on the outstanding balance of the formation loan.

The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

The ongoing ability of the partnership to source funds for loans from one or more of the ongoing sources above may be adversely affected by the COVID-19 pandemic and by the social and governmental responses and severe economic disruptions caused by the pandemic (see COVID-19, below).

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

The partnership is externally managed by RMC, a general partner. The general partners are RMC and Michael R. Burwell (Burwell), an individual. The manager is solely responsible for managing the business and affairs of RMI VIII, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct the business as RMI VIII has no employees of its own. The general partners are entitled to one percent (1%) of profits or loss of the partnership. In 2010, and continuing until December 31, 2019, RMC assigned its right to two-thirds of the one percent (0.66%) of RMI VIII’s income or losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ equity deficit. This agreement expired January 1, 2020 and was not extended.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

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

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the California regions and markets in which the partnership lends. In response, the State of California, has instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The COVID-19 pandemic and these restrictions and operating protocols have had a significant adverse effect on the global, US, and California economies and have caused significant disruption to the financial and real estate markets. Restrictions and economic conditions caused by COVID-19 have also caused record unemployment nationwide as well as a significant number of layoffs and furloughs in the regions and communities in which the partnership lends.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

The ultimate effect of COVID-19 on the California real estate markets and broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions described and their accompanying effects. Some states and regions have begun to ease prior restrictions which may improve economic and market conditions; however, the easing of these restrictions has resulted in recent increases in COVID-19 cases and deaths, requiring reinstatement of prior restrictions and the prolonging of the COVID-19 crisis. During the quarter ended June 30, 2020, the partnership has seen a decrease in the amount of payments in arrears compared to December 31, 2019, although the number of loans with payments in arrears increased from four to seven (See Note 4 – Loans for a more detailed presentation on payments in arrears at June 30, 2020 and December 31, 2019). The partnership’s favorable experience to date with regards to payments in arrears and payment relief requests received from borrowers may not be indicative of requests or payments in arrears in any future period. A worsening of future cash flows from borrower missed or delayed payments could result in the partnership experiencing an increase in loans being designated non-accrual and an increase in payments in arrears and possibly foreclosures. However, as the partnership generally lends at loan to value ratios below 70%, increases in payments in arrears would not directly increase the credit risk on the loans, and therefore based on the partnership’s assessment of the value of real estate collateralizing its loans, there has not been an increase in the allowance for loan losses during the three and six months ended June 30, 2020. In future periods, the impacts of COVID-19 may have significant adverse effects on California real estate markets and thereby the partnership’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments and a decrease in the volume of loans funded and a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses and increases in the valuation allowance for REO. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. Such outcomes would negatively affect interest income and, therefore, earnings, financial condition and results of operation of the partnership. Potential other issues and risks resulting from the COVID-19 pandemic include:

•

Should key personnel of the manager become incapacitated by the COVID-19 virus, or be required (voluntarily or involuntarily) to terminate active involvement with the manager due to the effects of the virus, the business of the manager and related impact on the partnership could be adversely impacted.

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

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the ultimate impact of the coronavirus outbreak on the financial condition or results of operations and liquidity of the partnership for the remainder of 2020. While the partnership has not incurred material disruptions thus far, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The manager continues to examine the impact that the CARES Act may have on the partnership’s business. Although the manager does not expect the CARES Act to have a direct impact on the partnership, it may have an indirect impact on the partnership’s borrowers and its manager. At the time of issuance of the partnership’s consolidated financial statements, the manager is unable to estimate the impact that the CARES Act will have on the partnership’s financial condition, results of operation, or liquidity for the remainder of 2020.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 61% and 62% at June 30, 2020 and 2019, respectively.

Capital withdrawals

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries (consisting of single-member limited liability companies owning a single real property asset). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications, not affecting reported net income or total partners’ capital, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

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

Cash in banks

At June 30, 2020, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating. See Note 7 (Line of Credit) for compensating balance arrangements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

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

Non-performing loans (i.e., loans with a payment in arears) less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Non-performing loans are placed on non-accrual status if 180 days delinquent (or 90 days past maturity without making monthly interest payments) or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

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

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (i.e., non-performing). If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring (TDR).

In March 2020, various federal regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the Financial Accounting Standards Board (FASB) that short-term modifications made on a good faith basis in response to COVID- 19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

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

June 30, 2020 (unaudited)

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

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight line basis as interest expense over the term of the line of credit.

Recently issued accounting pronouncements- Accounting and Financial Reporting for Expected Credit Losses

The FASB issued an Accounting Standards Update (ASU) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (CECL) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

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

June 30, 2020 (unaudited)

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

Commissions and fees are paid by the borrowers to RMC

- Brokerage commissions, loan originations - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions paid by the borrowers to RMC are not recorded by the partnership and approximated $44,000 and $252,000 for the three months ended June 30, 2020 and 2019, respectively and $121,000 and $635,000 for the six months ended June 30, 2020 and 2019, respectively.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the related mortgage funds at par. During the six months ended June 30, 2020, the partnership transferred one performing loan in-full to Redwood Mortgage Investors IX, LLC, a related mortgage fund, at par value, which approximates fair value, of approximately $2,297,000. The partnership received cash for the transfer and has no continuing obligation or involvement with the assigned loan. No loans were transferred during the six months ended June 30, 2019.

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership had made such advances of approximately $22,567,000, of which approximately $4,165,000 remain outstanding on the formation loan as of June 30, 2020.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

The formation loan activity for the six months ended June 30, 2020 is summarized in the following table ($ in thousands).

2020
Balance, January 1	$4,292
Early withdrawal penalties	(127)
Repayments	—
Balance, June 30	$4,165

RMC is repaying the formation loan in forecasted annual installments of principal, without interest, of $650,000, less early withdrawal penalties, and a final payment of $392,000 in 2026.

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and six months ended June 30, 2020 and 2019 are presented in the following table ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Withdrawals	2020	2019	2020	2019
Without penalty	$3,899	$5,371	$8,046	$10,761
With penalty	534	1,158	1,278	2,276
Total	$4,433	$6,529	$9,324	$13,037

Scheduled, at June 30	$35,922	$43,394	$35,922	$43,394

Scheduled withdrawals of limited partners’ capital as of June 30, 2020 are presented in the following table ($ in thousands).

2020	$7,838
2021	11,651
2022	8,194
2023	5,350
2024	2,504
Thereafter	385
Total	$35,922

Scheduled withdrawals of limited partners’ capital of approximately $933,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to related parties. At June 30, 2020, the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager of approximately $23,000 and amounts payable to a related mortgage fund of approximately $12,000. All amounts due were fully paid in August 2020.

NOTE 4 – LOANS

As of June 30, 2020, 31 (82%) of the partnership’s 38 loans (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty clause.

As of June 30, 2020, 16 (42%) of the loans outstanding (representing 72% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2020 are summarized in the following table ($ in thousands).

	Three months ended	Six months ended
Principal, beginning of period	$84,553	$86,203
Loans funded	—	1,500
Loan transferred to related mortgage fund	—	(2,297)
Collected - secured	(3,719)	(4,572)
Foreclosures(1)	(2,939)	(2,939)
Principal, June 30 2020	$77,895	$77,895
1)

The partnership foreclosed on one loan, with a recorded investment of approximately $3,163,000. The net investment in the loan was adjusted to the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans, which resulted in the recognition of foregone interest of approximately $140,000 during the three months ended June 30, 2020.

During the three and six months ended June 30, 2020, the partnership renewed three and six maturing (or matured) loans with aggregate principal of approximately $8,277,000 and $15,077,000, respectively, which are not included in the activity shown in the above table. These renewals were for one year or less and did not include additional amounts lent. Renewal agreements may or may not include a requirement that the note rate be brought to market, though no loan extensions in 2020 included a change in note rate. The loans were current and deemed well collateralized at the time they were extended.

See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to a related mortgage fund.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the partnership are not included in the consolidated financial statements. At June 30, 2020, $110,683 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the partnership’s account by July 23, 2020 when the they were recorded by the partnership. At December 31, 2019, $21,592 of borrower payments made by check, was on deposit in the trust account.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2020	2019
Number of secured loans	38	47
Secured loans – principal	$77,895	$86,203
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,050	$1,834
Average principal as percent of total principal	2.6%	2.1%
Average principal as percent of partners’ capital, net of formation loan	2.4%	2.0%
Average principal as percent of total assets	2.3%	1.9%

Largest secured loan – principal	$10,200	$10,200
Largest principal as percent of total principal	13.1%	11.8%
Largest principal as percent of partners’ capital, net of formation loan	11.9%	10.9%
Largest principal as percent of total assets	11.4%	10.8%

Smallest secured loan – principal	$49	$51
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	15	15
Largest percentage of principal in one California county	42.0%	38.2%

Number of secured loans with a filed notice of default	—	1
Secured loans in foreclosure – principal	$—	$2,939

Number of secured loans with prepaid interest	—	2
Prepaid interest	$—	$121

As of June 30, 2020, the partnership’s largest loan, with principal of approximately $10,200,000, has an interest rate of 9.50%, is secured by an industrial building in San Francisco County, and has a maturity of September 1, 2020. As of June 30, 2020, the partnership had no outstanding construction or rehabilitation loans and had no commitments to fund construction, rehabilitation or other loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	28	$70,948	91%	31	$72,621	84%
Second trust deeds	10	6,947	9	16	13,582	16
Total principal, secured loans	38	$77,895	100%	47	$86,203	100%
Liens due other lenders at loan closing		15,960			29,817
Total debt		$93,855			$116,020

Appraised property value at loan closing		$188,945			$226,185

Percent of total debt to appraised values (LTV) at loan closing(2)		54.4%			55.1%

2)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	22	$20,842	27%	32	$30,629	36%
Multi-family	2	7,070	9	2	7,072	7
Commercial	12	48,098	62	12	48,117	56
Land	2	1,885	2	1	385	1
Total principal, secured loans	38	$77,895	100%	47	$86,203	100%

3)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of June 30, 2020 consists of 10 loans with principal of approximately $5,129,000 that are owner occupied and 12 loans with principal of approximately $15,713,000 that are non-owner occupied. Single family property type at December 31, 2019 consisted of 12 loans with principal of approximately $7,642,000 that are owner occupied and 20 loans with principal of approximately $22,987,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Distribution by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$32,693	42.0%	$32,908	38.2%
San Mateo	17,153	22.0	17,221	20.0
Santa Clara	3,194	4.1	6,281	7.3
Alameda	2,910	3.7	3,349	3.9
Napa	543	0.7	548	0.6
Contra Costa	305	0.4	308	0.3
Marin	179	0.2	513	0.6
	56,977	73.1	61,128	70.9
Other Northern California
Placer	1,500	1.9	—	—
Santa Cruz	1,327	1.7	1,376	1.6
Amador	710	0.9	719	0.8
Mariposa	49	0.1	51	0.1
Monterey	—	—	193	0.2
	3,586	4.6	2,339	2.7
Total Northern California	60,563	77.7	63,467	73.6

Los Angeles & Coastal
Los Angeles	9,229	11.9	14,623	17.0
Santa Barbara	2,078	2.7	2,085	2.4
Orange	645	0.8	648	0.8
	11,952	15.4	17,356	20.2
Other Southern California
San Bernardino	5,380	6.9	5,380	6.2
	5,380	6.9	5,380	6.2
Total Southern California	17,332	22.3	22,736	26.4
Total principal, secured loans	$77,895	100.0%	$86,203	100.0%
4)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of June 30, 2020 are presented in the following table ($ in thousands).

Scheduled maturities, as of June 30, 2020	Loans	Principal	Percent
2020(5)	9	$35,193	45%
2021(6)	16	26,195	34
2022	4	3,639	5
2023	2	3,806	5
2024	2	1,132	1
Thereafter	1	1,594	2
Total scheduled maturities	34	71,559	92
Matured as of June 30, 2020	4	6,336	8
Total principal, secured loans	38	$77,895	100%

5)	Loans scheduled to mature in 2020 after June 30.
6)	One loan scheduled to mature on July 1, 2021 paid down principal by approximately $1,421,000 in July 2020, which is not reflected in the table above.

It is the partnership’s experience that loans may be repaid or renewed before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date. The timing of future cash receipts from secured loans will differ from scheduled maturities.

Delinquency/Non-performing loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	31	$53,779	43	$73,893
Past Due
30-89 days	1	7,996	—	—
90-179 days	4	10,380	1	5,355
180 or more days	2	5,740	3	6,955
Total past due	7	24,116	4	12,310
Total principal, secured loans	38	$77,895	47	$86,203

During the six months ended June 30, 2020 the partnership entered into one forbearance agreement for a loan with principal of $5,355,000, which is collateralized by a commercial building in San Mateo County. The loan matured on October 1, 2019 and was designated impaired and in non-accrual status at June 30, 2020. The partnership entered into a forbearance agreement with the borrower in June 2020 whereby the borrower agreed to resume monthly payments of interest and the partnership agreed to forgo collection of default interest and defer the maturity date until January 1, 2021.

No loan payment modifications (or TDRs) were entered into during the six months ended June 30, 2020 and none were in effect at December 31, 2019.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Payments in arrears for non-performing secured loans (i.e., loans past maturity and monthly payments of principal and interest past due 30 or more days) as of June 30, 2020 and December 31, 2019 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(7)
At June 30, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-3 payments)	—	1	$—	$—	$—	$112	$112
90-179 days (4-6 payments)	2	2	596	12	18	272	898
180 or more days (more than 6 payments)(8)	2	—	5,740	—	266	—	6,006
Total past due(9)	4	3	$6,336	$12	$284	$384	$7,016

7)	Interest includes foregone interest of $197,000 on non-accrual loans past maturity. June 2020 interest is due on July 1, 2020 and is not included in the payments in arrears at June 30, 2020.
8)

One loan, with principal of approximately $5,355,000, which is included in past maturity payments (principal and interest) 180 or more days, entered into a forbearance agreement in June 2020. See the disclosure above for a discussion of the terms of the forbearance agreement.

9)

In July 2020, three loans, paid the amounts in arrears and were brought current as to principal and interest at July 31, 2020. Two loans with the same borrower, with aggregate principal of approximately $596,000, were past maturity (principal and interest) 90-179 days at June 30, 2020. The borrower made payments on both loans totaling approximately $20,000 consisting of approximately $2,000 of principal and approximately $18,000 of interest in arrears. Both loans executed extension agreements in July 2020, which extended their respective maturity dates to March 31, 2021. One loan made payments which included approximately $112,000 of payments of interest in arrears 30-89 days.

The total payments in arrears at June 30, 2020, updated for the July extension agreements and July payments totaling approximately $132,000 is approximately $6,290,000, consisting of: for loans past maturity – two loans with principal of approximately $5,740,000 and interest of $266,000, and for monthly payments in arrears – two loans with principal of $12,000 and interest of $272,000.

	Loans		Principal		Interest(10)
At December 31, 2019	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-2 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (3-5 payments)	1	—	5,355	—	76	—	5,431
180 or more days (6 or more payments)	3	—	6,955	—	394	—	7,349
Total payments in arrears	4	—	$12,310	$—	$470	$—	$12,780
10)

Interest includes foregone interest of approximately $243,000 on non-accrual loans past maturity. December 2019 interest was due on January 1, 2020 and is not included in the payments in arrears at December 31, 2019.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30,	December 31,
	2020	2019
Number of loans	4	3
Principal	$6,336	$6,955
Advances	106	25
Accrued interest	88	184
Total recorded investment	$6,530	$7,164
Foregone interest	$238	$298

Non-performing loans are placed on non-accrual status if 180 days delinquent (or 90 days past maturity without making monthly interest payments) or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above); however, previously recorded interest is not reversed.

At June 30, 2020, four loans with aggregate principal of approximately $6,336,000 were past maturity 90 or more days, and were in non-accrual status. At June 30, 2020, two loans, with aggregate principal of approximately $9,784,000 and accrued interest of approximately $340,000 were contractually 90 or more days past due as to principal or interest and not in non-accrual status.

At December 31, 2019, three loans with aggregate principal of approximately $6,955,000 were past maturity 180 or more days, and were in non-accrual status. At December 31, 2019, one loan with a principal of approximately $5,355,000 and accrued interest of approximately $114,000 was 90 days past maturity and was not in non-accrual status. The loan was designated as in non-accrual status as of January 2020.

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

Accordingly, at December 31, 2019, RMI VIII had a recorded allowance for loan losses of $50,000. There was no provision for loan losses for the three or six months ended June 30, 2020. In June 2020, the partnership recorded a recovery of loan losses of $126,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off. The funds were received in July 2020.

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	June 30,	December 31,
	2020	2019
Principal	$16,120	$12,310
Recorded investment(11)	16,655	12,931
Impaired loans without allowance	16,655	12,931
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	6	4
Weighted average LTV, at origination	53.3%	68.0%
11)	Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Loans designated impaired had an average recorded investment balance, interest income recognized and interest income received in cash for the six months ended June 30, 2020 and the year ended December 31, 2019 as presented in the following table ($ in thousands).

	June 30,	December 31,
	2020	2019
Average recorded investment	$12,407	$8,160
Interest income recognized	444	298
Interest income received in cash	65	284

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and valuation adjustments for the three and six months ended June 30, 2020 are summarized in the following table ($ in thousands).

	Three months ended			Six months ended
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$6,374	$(3,239)	$3,135	$6,491	$(3,239)	$3,252
Acquisitions from foreclosure	5,787	—	5,787	5,787	—	5,787
Dispositions	—	—	—	(117)	—	(117)
Balance, June 30, 2020	$12,161	$(3,239)	$8,922	$12,161	$(3,239)	$8,922

The following transactions closed during the six months ended June 30, 2020.

•

In June, acquired – in Los Angeles County (Hollywood Hills) – by two foreclosure sales, two single-family residences on separate adjoining parcels with a shared driveway. The larger parcel and residence are 0.31 acres and approximately 5,200 square feet, respectively. The other parcel and residence are 0.12 acres and approximately 3,100 square feet, respectively. The aggregate estimated net realizable value of the two properties based on recent appraisals was $5,787,000 (see below for mortgages payable and other liabilities assumed at foreclosure).

•	In March, sold – in San Francisco County – a unit in a condominium complex for approximately $186,000, with a gain of approximately $68,000.

There were no REO transactions or valuation allowance adjustments during the six months ended June 30, 2019.

REO at June 30, 2020 was comprised of five properties with a carrying value, net of approximately $8,922,000. REO is recorded at fair value at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value based on appraisals and analysis by RMC:

•	In Los Angeles Country (Hollywood Hills) two single-family residences on separate adjoining parcels with a shared driveway, being marketed by a broker.
•	In San Francisco County, 2 residential units in a condominium complex, which are being marketed as affordable-units to qualifying buyers pursuant to listings approved by the City of San Francisco.
•	In Fresno County, a partially completed home subdivision, being marketed by a broker.
•	In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial, being marketed by a broker.
•	In San Francisco County, a real estate interest comprised of a condominium unit/storage lockers and signage rights on the exterior façade of the building.

In June 2020, in conjunction with the REO acquisitions by foreclosure sales (Hollywood Hills), the partnership assumed two first mortgages, with aggregate principal outstanding of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The interest rates on the mortgages payable assumed at foreclosure are deemed to be at market rates for the type and location of the securing property, the remaining term of the mortgage note, and the other terms and conditions are deemed to be customary.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

Mortgages payable at June 30, 2020 are summarized in the following table ($ in thousands).

Lender - summary of terms	2020
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020.	$1,453
East West Bank - secured by first trust deed on a single family residence located in Los Angeles County, matures January 14, 2035, interest at (Prime plus 1% or 4.25% at June 30, 2020). Subsequent to foreclosure, East West Bank submitted a demand to be paid in full in July 2020.	996
Total mortgages payable	$2,449

The mortgages assumed at the foreclosure sales were 201 and 242 days delinquent, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes are included in accounts payable on the balance sheet.

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three and six months ended June 30, 2020 and 2019 ($ in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Holding costs, net of other income	$21	$35	$40	$62
(Gains)/losses on sales	—	—	(68)	—
REO, net	$21	$35	$(28)	$62

Month-to-month occupancy rents received of approximately $16,000 and $16,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $31,000 and $32,000 for the six months ended June 30, 2020 and 2019, respectively, and sign and storage rents of approximately $13,000 and $3,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $21,000 and $6,000 for the six months ended June 30, 2020 and 2019, respectively, are included in holding costs, net of other income.

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

June 30, 2020 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

NOTE 7 – LINE OF CREDIT

RMI VIII can borrow up to a maximum principal of $10 million subject to a borrowing base calculation pursuant to a credit and term loan agreement (the loan agreement) with a bank. Amounts under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures March 13, 2022 when all amounts outstanding are then due. The partnership has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 13, 2023.

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for any day during the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. Commencing with the quarter ending September 30, 2020, for each calendar quarter during which the aggregate average daily principal is less than fifty percent (50%) of the maximum principal of $10 million

, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the principal outstanding and fifty percent (50%) of the maximum principal of $10 million ($5,000,000).

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by RMI VIII to the lending bank and specifies that RMI VIII shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less ten percent (10%) on a quarterly basis as of the calendar quarter-end, calculated as the principal of loans with payments over 61-days past due, less loan loss allowances, divided by total principal of RMI VIII loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees to not accelerate repayment of the loan.

At June 30, 2020 the partnership’s loan payment delinquency rate exceeded the 10.0% covenant. Advances under the line of credit, are deferred until the loan payment delinquency rate is below the 10.0% covenant.

There were no advances taken on the line of credit at and for the three months ended June 30, 2020. Debt issuance costs of approximately $108,000 are being amortized over the two-year term of the loan agreement. Amortized debt issuance costs totaled approximately $13,000 for the three and six months ended June 30, 2020, and are recorded as interest expense.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment at June 30, 2020 is to fund the scheduled withdrawals of limited partner capital as presented in the following table ($ in thousands).

2020	$7,838
2021	11,651
2022	8,194
2023	5,350
2024	2,504
Thereafter	385
Total	$35,922

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

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

NOTE 9 – SUBSEQUENT EVENTS

The manager evaluated subsequent events that have occurred after June 30, 2020 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future withdrawals of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements, therefore, you should not place undue reliance on forward-looking statements which reflect our view only as of the date hereof.

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

All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ unless required by law.

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

A provision for loan losses to adjust the allowance for loan losses (principal and/or recorded interest) is recorded such that the net carrying amount is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value.

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

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Results of Operations

COVID-19

The following discussion describes our results of operations for the three and six months ended June 30, 2020. While the COVID-19 outbreak did not have a material adverse effect on our reported results for our first or second quarter, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption including in the United States and both Northern and Southern California where the partnership's lending operations are located. In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory policies and restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions and protocols have resulted in increases in unemployment rates, disruptions to businesses, increased volatility in the financial markets and overall economic uncertainty at the state, local and national levels. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain and will impact our business and results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous evolving factors, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our borrowers, including the ability of our borrowers to make their loan payments and qualify for future loans and a decrease in the values of California real estate which serves as collateral for the partnership’s loans. Any of these events or consequences could materially adversely impact our business, financial condition, or results of operations.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The manager continues to examine the impact that the CARES Act may have on the partnership’s business. Although the manager does not expect the CARES Act to have a direct impact on the partnership, it may have an indirect impact on the partnership’s borrowers and its manager. At the time of issuance of these consolidated financial statements, the manager is unable to estimate the impact that the CARES Act will have on the partnership’s financial condition, results of operation, or liquidity for the remainder of 2020.

The partnership received a number of short-term loan payment relief requests, most of which were in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. No requests were granted and one remained pending as of August 14, 2020. We are evaluating each loan payment relief request on an individual basis, considering a number of factors. Not all of the requests made to the partnership will result in agreements and we are not considering the waiver or modification of any of our contractual rights under our loan agreements other than extensions of the maturity date of the loan.

It is not possible at this time to predict or estimate the ultimate impact of COVID-19 on the financial condition or results of operations and liquidity of the partnership for the remainder of 2020. Management also continues to monitor the impact that COVID-19 may have on California real estate values (see the LTV by lien position tables under “Secured Loan” following the Key Performance Indicators below).

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

In the publication “California Adds Back More Than Half a Million Jobs in June” dated July 17, 2020:

“The re-opening of California’s economy provided a much needed boost to hiring this past month, with nonfarm payrolls adding back 558,200 new jobs. June’s gain easily marks the largest monthly increase ever for California but nonfarm employment remains 1.93-million jobs below its February peak. While employment rose solidly in nearly every major industry, more than half of the bounce back was centered in California’s hard-hit leisure & hospitality sector. Those gains may prove fleeting, however, as the resurgence in COVID-19 has brought new restrictions on economic activity.”

“California’s unemployment rate fell 1.5 percentage points in June to 14.9%. The drop results from a 653,200 person increase in civilian employment, or the number of Californians working, compared to a somewhat smaller 441,200 person increase in the civilian labor force. Typically, economists tend to focus on nonfarm employment, as it is derived from a larger sample and provides more detail on changes in employment. The civilian (or Household) employment measure, however, is more inclusive and provides insight into employment trends in important classifications of workers, such as independent contractors and sole proprietors. This category of workers was particularly hard hit by COVID-19 shutdowns and has been slower to recover. Household employment fell 17.6% from February to May, resulting in a loss of 3.3 million jobs, compared to a 14.9% February to April drop in nonfarm employment, which resulted in the loss of 2.6 million jobs.”

“Farm employment in California—the nation’s largest farm economy— continues to tumble. California farms cut 8,500 jobs in June, bringing the total loss since February to 118,000 jobs, or more than one of every four jobs that used to exist in California’s farm sector. The bounce back in leisure and hospitality employment, most of which was at restaurants, is clearly evident in the employment data. California’s largest MSAs accounted for the bulk of June’s job gains. Los Angeles added back 147,000 jobs in June and has now regained 25.6% of the jobs lost earlier this year. Orange County added the second largest number of jobs in the state, with nonfarm payrolls regaining 71,600 jobs, or 27% of what was lost in March and April. The Inland Empire added 43,800 jobs in June, Ventura County added back 10,300 jobs and Bakersfield added 9,900 jobs. San Diego was another big standout, as employers added back 51,600 jobs.”

“California’s tech sector has proved fairly resilient. Early on there were worries advertising revenues would nosedive and venture capital would dry up, neither have transpired. Instead the surge in working remotely has boosted demand for all sorts of tech services and social media continues to flourish. Employment in the Bay Area reflect these trends, with hiring bouncing back stronger in South Bay than San Francisco or Oakland. The San Jose MSA has regained 31.6% of the jobs lost in March and April, while San Francisco-Oakland-Hayward MSA regained 23.8%.”

Key performance indicators

Key performance indicators for the six months ended June 30, 2020 and 2019 are presented in the following table ($ in thousands).

	2020	2019
Secured loans principal – end-of-period	$77,895	$96,132
Secured loans principal – average daily balance	$84,103	$100,035

Interest income	$3,845	$4,309
Portfolio interest rate(1)	8.9%	8.6%
Effective yield rate(2)	9.1%	8.6%

Recovery of loan losses	$(126)	$—

Operations expense	$1,909	$2,086

Net income	$2,055	$2,241
Percent(3)(4)	4.3%	3.9%

Limited Partners’ capital – end-of-period	$90,537	$108,998
Limited Partners’ capital – average balance	$94,483	$115,019

Partner withdrawals(5)	$9,324	$13,037
(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (net of 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of June 30, 2020 were approximately $35,922,000 (approximately $43,394,000 at June 30, 2019). Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance indicators for the three months ended June 30, 2020 and 2019 are presented in the following table ($ in thousands).

	2020	2019
Secured loans principal – end-of-period	$77,895	$96,132
Secured loans principal – average daily balance	$82,125	$96,700

Interest income	$2,107	$2,103
Portfolio interest rate(1)	8.9%	8.6%
Effective yield rate(2)	10.3%	8.7%

Recovery of loan losses	$(126)	$—

Operations expense	$937	$1,016

Net income	$1,283	$1,095
Percent(3)(4)	5.5%	3.9%

Limited Partners’ capital – end-of-period	$90,537	$108,998
Limited Partners’ capital – average balance	$92,340	$112,023

Partner withdrawals(5)	$4,433	$6,529

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of secured loans – average daily balance (annualized)
(3)	Percent of limited partners’ capital – average balance (annualized)
(4)	Percent based on the net income available to limited partners (net of 1% of profits and losses allocated to general partners)
(5)

Scheduled liquidations as of June 30, 2020 were approximately $35,922,000 (approximately $43,394,000 at June 30, 2019). Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Secured loans

The June 30, 2020 secured loan principal – end of period of approximately $77.9 million, was a reduction of 19.0% ($18.2 million) compared to the June 30, 2019 secured loan principal – end of period of approximately $96.1 million. New loans are funded from limited partners’ capital available to lend which is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. Limited partners’ capital at June 30, 2020 declined $18.5 million to approximately $90.5 million from approximately $109.0 million at June 30, 2019. In future periods, reductions in limited partners’ capital (and thereby in capital available to lend) may be offset in part by advances on the line of credit. The REO acquired by foreclosure sale, net of mortgages payable assumed, during the six months ended June 30, 2020 reduces capital available to lend until the REO is sold.

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

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at June 30, 2020 was 54.4%. Thus the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.6% in the property, and we as lenders have loaned in the aggregate 54.4% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position as of June 30, 2020 are presented in the following table ($ in thousands).

	Secured loan, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$21,245	27.3%	$1,600	2.1%	$22,845	29.4%
40-49%	1,414	1.8	359	0.5	1,773	2.3
50-59%	15,691	20.1	845	1.1	16,536	21.2
60-69%	20,943	26.9	3,659	4.7	24,602	31.6
Subtotal <70%	59,293	76.1	6,463	8.4	65,756	84.5

70-79%	11,655	15.0	484	0.5	12,139	15.5
Subtotal <80%	70,948	91.1	6,947	8.9	77,895	100.0

>80%	—	0.0	—	0.0	—	0.0

Total	$70,948	91.1%	$6,947	8.9%	$77,895	100.0%

Non-performing secured loans, principal by LTV and lien position as of June 30, 2020 are presented in the following table ($ in thousands).

	Non-performing secured loans, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$4,789	6.1%	$—	0.0%	$4,789	6.1%
40-49%	596	0.8	—	0.0	596	0.8
50-59%	5,380	6.9	—	0.0	5,380	6.9
60-69%	7,996	10.3	—	0.0	7,996	10.3
Subtotal <70%	18,761	24.1	—	0.0	18,761	24.1

70-79%	5,355	6.9	—	0.0	5,355	6.9
Subtotal <80%	24,116	31.0	—	0.0	24,116	31.0

>80%	—	0.0	—	0.0	—	0.0

Total	$24,116	31.0%	$—	0.0%	$24,116	31.0%

Non-performing secured loans past maturity, principal by LTV and lien position as of June 30, 2020 are presented in the following table ($ in thousands).

	Non-performing loans, principal past maturity
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$385	0.5%	$—	0.0%	$385	0.5%
40-49%	596	0.8	—	0.0	596	0.8
50-59%	—	0.0	—	0.0	—	0.0
60-69%	—	0.0	—	0.0	—	0.0
Subtotal <70%	981	1.3	—	0.0	981	1.3

70-79%	5,355	6.9	—	0.0	5,355	6.9
Subtotal <80%	6,336	8.2	—	0.0	6,336	8.2

>80%	—	0.0	—	0.0	—	0.0

Total	$6,336	8.2%	$—	0.0%	$6,336	8.2%
1)	Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at June 30, 2020, totaled approximately $7,016,000 of which $6,348,000 was principal, and approximately $668,000 was interest receivable. Of the $6,348,000 principal in arrears, approximately $6,336,000 was relating to loans past maturity, all of which were in first lien position.

In July 2020, three loans paid the amounts in arrears and were brought current as to principal and interest at July 31, 2020. Two loans with the same borrower, were past maturity at June 30, 2020. Both loans which were past maturity executed extension agreements in July 2020, which extended their respective maturity dates to March 31, 2021.

The total payments in arrears at June 30, 2020, updated for the July extension agreements and July payments would have been approximately $6,290,000 of which approximately $5,752,000 was principal and approximately $537,000 was interest receivable. Of the $5,752,000 principal in arrears, approximately $5,740,000 was relating to loans past maturity, all of which were in first lien position. See detail as to payments in arrears on non-performing loans in Note 4 (Loans) for additional discussion.

Although there is an increase in the number of non-performing loans from four loans ($12,310,000 in principal) as of December 31, 2019 to seven loans ($24,116,000 in principal) as of June 30, 2020, the partnership has reviewed the loan to value ratios for each non-performing loan and has determined since there is appropriate protective equity, there is no increase in the provision for loan losses required during the six months ended June 30, 2020.

Performance overview/net income 2020 v. 2019

Net income available to limited partners as a percent of Limited Partners’ capital – average daily balance (annualized) was 4.4% and 3.9% for the six months ended June 30, 2020 and 2019, respectively. Limited partners’ capital – average daily balance for the six months ended June 30, 2020 was approximately $94.5 million, a reduction of 17.8% ($20.5 million) compared to the limited partners’ capital – average daily balance for the six months ended June 30, 2019 of approximately $115.0 million, due to partner withdrawals exceeding net income retained in limited partners’ capital accounts.

Analysis and discussion in income from operations 2020 v. 2019 (six months ended)

Significant changes to revenue and expense for the six month period ended June 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

		Provision for
	Net Interest	(Recovery of)	Operations	Net
	Income	Loan Losses	Expense	Income
For the six months ended
June 30, 2020	$3,825	$(126)	$1,909	$2,055
June 30, 2019	4,309	—	2,086	2,241
Change	$(484)	$(126)	$(177)	$(186)

Change
Decrease secured loans principal - average daily balance	(672)	—	(118)	(554)
Effective yield rate	208	—	—	208
Amortization of debt issuance costs	(13)	—	—	(13)
Interest on mortgages payable assumed at foreclosure	(7)	—	—	(7)
REO sales, net	—	—	(117)	117
Decrease limited partners capital - average daily balance	—	—	(73)	73
Cost reimbursements - recovery of loan losses	—	—	100	(100)
Recovery from judgment against borrower	—	(126)	—	126
Information technology for partners' capital accounts	—	—	3	(3)
Tax compliance costs for partners' capital accounts	—	—	52	(52)
Other	—	—	(24)	19
Change	$(484)	$(126)	$(177)	$(186)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $484,000 for the six months ended June 30, 2020 compared to the same period in 2019.

Interest income decreased approximately $464,000 for the six months ended June 30, 2020 compared to the same period in 2019. The secured loan principal – average daily balance decreased to approximately $84.1 million from $100.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $15.9 million in secured loan principal – average daily balance is consistent with the reduction in limited partners’ capital – end of period balance to approximately $90.5 million from approximately $109.0 million at June 30, 2020 and 2019, respectively. The decrease in secured loans principal – average daily balance reduced interest income approximately $676,000 which was offset in part by an increase in the effective yield rate to 9.1% for the six months ended June 30, 2020 from 8.6% for the six months ended June 30, 2019. The increase in the effective yield rate is due primarily to the resolution of two loans which had previously been designated non-accrual resulting in the recognition of approximately $490,000 in previously foregone interest during the six months ended June 30, 2020. The portfolio interest rate for the six months ended June 30, 2020 increased 0.3 percentage points due to the pricing strategies of the manager.

Interest expense for the six months ended June 30, 2020 totaled approximately $20,000, which consisted of approximately $7,000 due to mortgages payable assumed at foreclosure in June 2020, and approximately $13,000 due to the amortization of debt issuance costs associated with the line of credit, beginning in April 2020. There were no advances on the line of credit at or for the six months ended June 30, 2020.

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

Accordingly, at December 31, 2019, RMI VIII had a recorded allowance for loan losses of $50,000. There was no provision for loan losses for the six months ended June 30, 2020. In June 2020, the partnership recorded a recovery of loan losses of $126,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off.

Operations expense

Significant changes to operations expense for the six month period ended June 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the six months ended
June 30, 2020	$638	181	491	610	(28)	17	$1,909
June 30, 2019	756	221	628	401	62	18	2,086
Change	$(118)	(40)	(137)	209	(90)	(1)	$(177)

Change
Decrease secured loans principal - average daily balance	(118)	—	—	—	—	—	(118)
REO sales, net	—	—	(27)	—	(90)	—	(117)
Decrease limited partners' capital - average daily balance	—	(40)	(33)	—	—	—	(73)
Cost reimbursements - recovery of loan losses	—	—	100	—	—	—	100
Information technology for partners' capital accounts	—	—	(95)	98	—	—	3
Tax compliance costs for partners' capital accounts	—	—	—	52	—	—	52
Other	—	—	(82)	59	—	(1)	(24)
Change	$(118)	(40)	(137)	209	(90)	(1)	$(177)

Mortgage servicing fees

The decrease in mortgage servicing fees for the six month period ended June 30, 2020 as compared to the same period in 2019, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $84.1 million from approximately $100.0 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the six month period ended June 30, 2020 as compared to the same period in 2019, was due to the overall reduction in the total capital under management. Total limited partners’ capital at June 30, 2020 and 2019, was approximately $90.5 million and $109.0 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

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

Prior to September 2019, allocable costs included fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors. In September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – these fees were invoiced separately and directly to RMI VIII. For the six months ended June 30, 2019, fees paid for such information technology totaled approximately $95,000, and were included in Costs from RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $209,000 for the six months ended June 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual investors was approximately $98,000 and $0 for the six months ended June 30, 2020 and 2019, respectively. Beginning in September 2019 – and implemented retroactive to January 2019 – applicable service bureau fees were invoiced separately and directly to RMI VIII. In prior periods, service bureau fees were invoiced to RMC (generally without separately identified specific-fund detail) and were allocated to the related mortgage funds as Costs from RMC. During the six months ended June 30, 2019, service bureau fees included in Costs from RMC approximated $95,000.

•	Attorney and audit fees increased approximately $12,000 to approximately $138,000, primarily due to increased costs related to annual SEC filings.
•

Tax compliance and advisory expenses increased by approximately $49,000 to approximately $94,000. The increase is primarily due to the true up of approximately $52,000 during the three months ended June 30, 2020 of the accrual for expenses relating to the preparation of limited partners’ K-1 tax forms.

•

Consulting/contractor fees increased approximately $50,000 due in part to outside contractors being engaged to provide services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

REO, net

The June 30, 2020, REO balance, end of period, was approximately $8.9 million, an increase of 114.8% ($4.7 million) compared to the June 30, 2019 balance of approximately $4.2 million. During the six months ended June 30, 2020, one condominium unit in a REO property located in San Francisco County was sold with a gain of approximately $68,000. In June 2020, two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills) were acquired by two separate foreclosure sales, totaling approximately $5.8 million. At acquisition, mortgages payable, principal assumed totaled approximately $2.4 million and other liabilities assumed totaled $170,000.

Month-to-month occupancy rents received of approximately $31,000 and $32,000 for the six months ended June 30, 2020 and 2019, respectively, and sign and storage rents of approximately $21,000 and $6,000 for the six months ended June 30, 2020 and 2019, respectively, are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentation is incorporated by reference into this Item 2.

Analysis and discussion in income from operations 2020 v. 2019 (three months ended)

Significant changes to revenue and expense for the three month period ended June 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

		Provision for
	Net Interest	(Recovery of)	Operations	Net
	Income	Loan Losses	Expense	Income
For the three months ended
June 30, 2020	$2,087	(126)	937	$1,283
June 30, 2019	2,103	—	1,016	1,095
Change	$(16)	(126)	(79)	$188

Change
Decrease secured loans principal - average daily balance	(317)	—	(49)	(268)
Effective yield rate	321	—	—	321
Amortization of debt issuance costs	(13)	—	—	(13)
Interest on mortgages payable assumed at foreclosure	(7)	—	—	(7)
REO sales, net	—	—	(25)	25
Decrease limited partners capital - average daily balance	—	—	(33)	33
Recovery from judgment against borrower	—	(126)	—	126
Information technology for partners' capital accounts	—	—	(1)	1
Tax compliance costs for partners' capital accounts	—	—	52	(52)
Other	—	—	(23)	22
Change	$(16)	(126)	(79)	$188

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $16,000 for the three months ended June 30, 2020 compared to the same period in 2019.

Interest income increased approximately $6,000 for the three months ended June 30, 2020 compared to the same period in 2019. The secured loan principal – average daily balance decreased to approximately $82.1 million from $96.7 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $14.6 million in secured loan principal – average daily balance is consistent with the reduction in limited partners’ capital – end of period balance of $18.4 million to approximately $90.6 million from approximately $109.0 million at June 30, 2020 and 2019, respectively. The decrease in secured loans – average daily balance reduced interest income by approximately $317,000, which was offset in part by an increase in the effective yield rate to 10.3% for the three months ended June 30, 2020 from 8.7% for the three months ended June 30, 2019. The portfolio interest rate for the three months ended June 30, 2020 increased 0.3 percentage points due to the pricing strategy of the manager.

Interest expense for the three months ended June 30, 2020 totaled approximately $20,000, which consisted of approximately $7,000 due to mortgages payable assumed at foreclosure in June 2020, and approximately $13,000 due to the amortization of debt issuance costs associated with the line of credit, beginning in April 2020. There were no advances on the line of credit at or for the three months ended June 30, 2020.

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

Accordingly, at December 31, 2019, RMI VIII had a recorded allowance for loan losses of $50,000. There was no provision for loan losses for the three months ended June 30, 2020. In June 2020, the partnership recorded a recovery of loan losses of $126,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off.

Operations expense

Significant changes to operations expense for the three month period ended June 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the three months ended
June 30, 2020	$315	89	177	318	21	17	$937
June 30, 2019	364	108	307	183	35	19	1,016
Change	$(49)	(19)	(130)	135	(14)	(2)	$(79)

Change
Decrease secured loans principal - average daily balance	(49)	—	—	—	—	—	(49)
REO sales, net	—	—	(11)	—	(14)	—	(25)
Decrease limited partners' capital - average daily balance	—	(19)	(14)	—	—	—	(33)
Information technology for partners' capital accounts	—	—	(49)	48	—	—	(1)
Tax compliance costs for partners' capital accounts	—	—	—	52	—	—	52
Other	—	—	(56)	35	—	(2)	(23)
Change	$(49)	(19)	(130)	135	(14)	(2)	$(79)

Mortgage servicing fees

The decrease in mortgage servicing fees for the three month period ended June 30, 2020 as compared to the same period in 2019, was primarily due to the decrease in the secured loans principal – average daily balance to $82.1 million from $96.7 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the three month period ended June 30, 2020 as compared to the same period in 2019, was due to the overall reduction in the total capital under management. Total limited partners’ capital at June 30, 2020 and 2019, was approximately $90.6 million and $109.0 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and out-of-pocket general and administration expenses. The decrease in costs from RMC was due to the reduction in total capital under management, a decrease in the cost of REO management, and a decrease in allocable payroll and consulting expenses incurred by RMC. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the partnership’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the partnership on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC. The decision to request reimbursement of any qualifying operating expenses is made by RMC at its sole discretion. Prior to September 2019, allocable costs included fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors. In September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – these fees were invoiced separately and directly to RMI VIII. For the three months ended June 30, 2019, fees paid for such information technology totaled approximately $49,000, and were included in Costs from RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $135,000 for the three months ended June 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual investors was approximately $48,000 and $0 for the three months ended June 30, 2020 and 2019, respectively. Beginning in September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – applicable service bureau fees were invoiced separately and directly to RMI VIII. Prior to September 30, 2019, these fees were invoiced to RMC (generally without separately identified specific-fund detail) and were included in other allocable expenses reimbursed to RMC (Costs from RMC). During the three months ended June 30, 2019, service bureau fees included in Costs from RMC approximated $49,000.

•	Attorney and audit fees increased approximately $11,000 to approximately $52,000, primarily due to increased costs related to annual SEC filings.
•

Tax compliance and advisory expenses increased by approximately $48,000 to approximately $73,000. The increase is primarily due to the true up of approximately $52,000 during the three months ended June 30, 2020 of the accrual for expenses relating to the preparation of limited partners’ K-1 tax forms.

•

Consulting/contractor fees increased approximately $28,000 due in part to outside contractors being engaged to perform services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

REO, net

The June 30, 2020, REO balance, end of period, was approximately $8.9 million, an increase of 114.8% ($4.7 million) compared to the June 30, 2019 balance of approximately $4.2 million. The increase in the June 30, 2020 REO balance, end of period, was due to two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills), which were acquired by two separate foreclosure sales, totaling approximately $5.8 million in June 2020.

Month-to-month occupancy rents received of approximately $16,000 for each of the three months ended June 30, 2020 and 2019, and sign and storage rents of approximately $13,000 and $3,000 for the three months ended June 30, 2020 and 2019, respectively, are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period, which presentation is incorporated by reference into this Item 2.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2020 and 2019 are presented in the following table ($ in thousands).

	2020	2019
Limited partners' capital
Withdrawals	$(9,324)	$(13,037)
Distributions	(943)	(1,196)
Early withdrawal penalties	127	227
Cash used in limited partners' capital	(10,140)	(14,006)

Borrowings
Debt issuance costs paid - line of credit	(108)	—
Cash used in borrowings	(108)	—

Loan earnings and payments
Interest income	3,318	4,097
Late fees	13	18
Recovery of loan losses	126	—
Principal collected	4,572	27,700
Loan transferred to related mortgage fund	2,297	—
Loans funded, net	(1,500)	(26,394)
Advances (made) received on loans	(48)	(91)
Total cash from loan production	8,778	5,330

REO
Sale proceeds, net	186	—
Holding costs	(40)	(62)
Cash from (used in) REO operations and sales	146	(62)

Operations expense, excluding REO holding costs	(1,817)	(1,880)

Net decrease in cash	$(3,141)	$(10,618)
Cash, end of period	$1,001	$2,989

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three and six months ended June 30, 2020 and 2019 are presented in the following table ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Withdrawals	2020	2019	2020	2019
Without penalty	$3,899	$5,371	$8,046	$10,761
With penalty	534	1,158	1,278	2,276
Total	$4,433	$6,529	$9,324	$13,037

Scheduled, at June 30	$35,922	$43,394	$35,922	$43,394

Scheduled withdrawals of limited partners’ capital at June 30, 2020 are presented in the following table ($ in thousands).

2020	$7,838
2021	11,651
2022	8,194
2023	5,350
2024	2,504
Thereafter	385
Total	$35,922

Scheduled withdrawals of limited partners’ capital of approximately $933,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement. As of June 30, 2020, no advances on the line of credit had been made.

See Note 7 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2

In June 2020, the partnership assumed mortgages payable of approximately $2,449,000 in conjunction with the acquisition of REO by foreclosure sale.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

Contractual obligations and commitments

In addition to the borrowings described above, the partnership’s only commitment at June 30, 2020 is to fund the scheduled withdrawals of limited partner capital subject to cash available pursuant to the terms of the Partnership Agreement.

At June 30, 2020, the partnership had no construction or rehabilitation loans outstanding and had no loan commitments pending.

At June 30, 2020, the partnership had no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of June 30, 2020, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended June 30, 2020 were approximately $4,433,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: August 14, 2020	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 14, 2020	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner