Form 10-Q
period 2020-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2020-11-16
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2020 (unaudited) and December 31, 2019 (audited)

($ in thousands)

	September 30,	December 31,
	2020	2019
ASSETS
Cash, in banks	$313	$4,142
Loans held for sale	2,331	—
Loans
Principal	74,970	86,203
Advances	164	167
Accrued interest	968	711
Prepaid interest	—	(121)
Loan balances secured by deeds of trust	76,102	86,960
Allowance for loan losses	(50)	(50)
Loan balances secured by deeds of trust, net	76,052	86,910

Real estate owned (REO), net	8,922	3,252

Debt issuance costs, net	82	—

Other assets, net	53	50
Total assets	$87,753	$94,354

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$223	$15
Accrued liabilities	821	550
Line of credit	1,515	—
Promissory note to related party (Note 3)	850	—
Payable to related party (Note 3)	77	—
Mortgages payable	2,449	—
Total liabilities	5,935	565

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	86,603	98,770
General partners’ deficit	(661)	(689)
Total partners’ capital	85,942	98,081

Receivable from manager (formation loan)	(4,124)	(4,292)

Partners’ capital, net of formation loan	81,818	93,789

Total liabilities and partners’ capital	$87,753	$94,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Income Statements

For the Three and Nine Months ended September 30, 2020 and 2019 ($ in thousands) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenue
Interest income	$1,574	$1,815	$5,419	$6,124

Interest expense
Line of credit	(15)	—	(28)	—
Mortgages payable	(26)	—	(33)	—
Total interest expense	(41)	—	(61)	—

Net interest income	1,533	1,815	5,358	6,124

Late fees	41	11	54	29
Gain on sale, loans	—	38	—	38
Total revenue, net	1,574	1,864	5,412	6,191

Recovery of loan losses	(8)	(1,613)	(134)	(1,613)

Operations expense
Mortgage servicing fees	286	330	924	1,086
Asset management fees	84	187	265	408
Costs from Redwood Mortgage Corp.	185	439	676	1,067
Professional services	275	347	885	748
REO, net (Note 5)	51	187	23	249
Other	1	(5)	18	13
Total operations expense	882	1,485	2,791	3,571

Net income	$700	$1,992	$2,755	$4,233

Net income
Limited partners (99%)	$693	$1,972	$2,727	$4,191
General partners (1%)	7	20	28	42
	$700	$1,992	$2,755	$4,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2020

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, June 30, 2020	$90,537	$(668)	$89,869
Net income	693	7	700
Distributions	(457)	—	(457)
Withdrawals	(4,170)	—	(4,170)
Balance, September 30, 2020	$86,603	$(661)	$85,942

For the Nine Months Ended September 30, 2020

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2019	$98,770	$(689)	$98,081
Net income	2,727	28	2,755
Distributions	(1,400)	—	(1,400)
Withdrawals	(13,494)	—	(13,494)
Balance, September 30, 2020	$86,603	$(661)	$85,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2019

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, June 30, 2019	$108,998	$(712)	$108,286
Net income	1,972	20	1,992
Distributions	(569)	—	(569)
Withdrawals	(5,823)	—	(5,823)
Balance, September 30, 2019	$104,578	$(692)	$103,886

For the Nine Months Ended September 30, 2019

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	4,191	42	4,233
Distributions	(1,765)	—	(1,765)
Withdrawals	(18,860)	—	(18,860)
Balance, September 30, 2019	$104,578	$(692)	$103,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

($ in thousands) (unaudited)

	Nine Months Ended September 30
	2020	2019
Operating Activities
Interest income received	$4,879	$5,735
Late fees	54	29
Operations expense	(2,514)	(2,858)
Total cash provided by operating activities	2,419	2,906

Investing Activities
Loans
Principal collected - secured	7,441	56,346
Loan transferred to related mortgage fund	2,297	—
Loans sold to non-affiliate, net	—	7,832
Loans funded	(3,775)	(52,838)
Recovery of loan losses	134	1,613
Advances made on loans	(62)	(91)
Total - Loans	6,035	12,862

REO - sales proceeds, net	186	—

Total cash provided by investing activities	6,221	12,862

Financing Activities
Partners' capital
Partner withdrawals	(13,494)	(18,860)
Partner distributions	(1,400)	(1,765)
Early withdrawal penalties	168	323
Cash distributions to partners, net	(14,726)	(20,302)
Borrowings - draws on line of credit	1,515	—
Borrowings - debt issuance costs - line of credit	(108)	—
Borrowings - promissory note to related party	850	—
Cash from borrowings	2,257	—
Total cash used in financing activities	(12,469)	(20,302)
Net decrease in cash	(3,829)	(4,534)
Cash, beginning of period	4,142	13,607
Cash, end of period	$313	$9,073

Non-cash investing activity includes $2,331,000 for the nine months ended September 30, 2020 for loans transferred to held for sale.  There were no loans transferred to held for sale during the nine months ended September 30, 2019.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operating activities:

	Nine Months Ended September 30
	2020	2019
Cash flows from operating activities
Net income	$2,755	$4,233
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on sale, loans	—	(38)
Recovery of loan losses	(134)	(1,613)
Amortization of debt issuance costs	27	—
REO – gain on disposal	(68)	—
REO – impairment (recovery)	—	210
Change in operation assets and liabilities
Accrued interest	(420)	(52)
Prepaid interest	(121)	(337)
Other assets	—	23
Accounts payable and accrued liabilities	303	162
Payable to related parties	77	318
Net cash provided by operating activities	$2,419	$2,906

Supplemental disclosures of cash flow information - REO
Non-cash investing activities
Real estate acquired by foreclosure	$5,787	$—
Mortgage assumed at foreclosure	(2,449)	—
Mortgage interest, property taxes, and other liabilities assumed at foreclosure	(175)	—
Settlement of loan and interest receivable net of liabilities assumed at foreclosure	(3,163)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

In the opinion of management of Redwood Mortgage Corp. (RMC or the manager), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2020 (unaudited)

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

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Since that time, the coronavirus has spread throughout the United States, including in the California regions and markets in which the partnership lends. In response, national, state, and local governments have taken, and are expected to continue to take, various actions, including the passage of laws and regulations, on a wide array of topics, in an attempt to slow the spread of COVID-19. On March 4, 2020, the Governor of California declared a State of  Emergency related to the COVID-19 outbreak, followed by, among other administrative or executive orders for the purpose of ensuring that COVID-19 remains controlled and that the residents and visitors in California remain safe and secure.  These restrictions have substantially limited the operation of non-essential businesses and the activities of individuals. The COVID-19 pandemic and these restrictions and operating protocols have had a significant adverse effect on the global, US, and California economies and have caused significant disruption to the financial and real estate markets. The restrictions and economic conditions caused by COVID-19 have also caused record unemployment nationwide as well as a significant number of layoffs and furloughs in the regions and communities in which the partnership lends. Despite the improvement in the economy in recent months, economic activity remains far below its pre-pandemic level and unemployment remains elevated.

The ultimate effect of COVID-19 on the California real estate markets and broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions described and their accompanying effects.

Some states and regions have begun to ease prior restrictions which may improve economic and market conditions; however, the easing of these restrictions has resulted in recent increases in COVID-19 cases and deaths, requiring reinstatement of prior restrictions and the prolonging of the COVID-19 crisis. On August 28, 2020 California issued a "Blueprint for a Safer Economy" which describes a tiered approach to relaxing and tightening restrictions on activities based on specified criteria and as permitted by the order based on county health conditions and circumstances.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

As of September 30, 2020, the partnership has not experienced a significant increase or decrease in the number of borrowers delaying payments compared to June 30, 2020 or December 31, 2019. The requests for delay in payments or payment relief   may not be indicative of requests in any future period. A worsening of future cash flows from borrower missed or delayed payments could result in the partnership experiencing an increase in loans being designated non-accrual and an increase in payments in arrears and possibly foreclosures. However, as the partnership generally lends at loan to value ratios below 70%, increases in payments in arrears has not increased the credit risk on the loans, and therefore based on the partnership’s assessment of the value of real estate collateralizing its loans, there has not been an increase in the allowance for loan losses during the three and nine months ended September 30, 2020.

The continued spread of COVID-19 or any other similar outbreaks in the future and the continued impact on social interaction, economies and financial markets may have significant adverse effects on (i) California real estate markets and thereby the partnership’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments (ii) a decrease in the volume of loans funded and (iii) a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses and increases in the valuation allowance for REO. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. Such outcomes would negatively affect interest income and, therefore, earnings, financial condition and results of operations of the partnership. Potential other issues and risks resulting from the COVID-19 pandemic include:

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

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the ultimate impact of the coronavirus outbreak on the financial condition or results of operations and liquidity of the partnership for the remainder of 2020. While the partnership has not incurred material disruptions thus far, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, state and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The manager continues to examine the impact that the CARES Act may have on the partnership’s business. Although the manager does not expect the CARES Act to have a direct impact on the partnership, it may have an indirect impact on the partnership’s borrowers and its manager. At the time of issuance of the partnership’s consolidated financial statements, the manager is unable to estimate the impact that the CARES Act will have on the partnership’s financial condition, results of operations, or liquidity for the remainder of 2020.

Natural Disasters-Wildfires

Wildfires have occurred in recent years in different regions of California, and related flooding and mudslides have also occurred, including in the counties where the partnership holds real estate collateral as security for its loans. The most destructive of the recent wildfires, which have burned thousands of acres and destroyed thousands of homes and structures, have originated in wildlands adjacent to urban areas. Although the recent natural disasters, including the Woodward, Glass, Complex and other fires did not directly affect the partnership, wildfires such as these could pose a threat to the real estate collateral that the partnership holds as security for its loans and adversely affect the demand for loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 62% and 61% at September 30, 2020 and 2019, respectively.

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

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio in order to honor withdrawal requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and related mortgage funds) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20% limitation, the general partners have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners is determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

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

September 30, 2020 (unaudited)

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

The fair value of real property is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market-comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach.

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

Cash in banks

At September 30, 2020, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating. See Note 7 (Line of Credit) for compensating balance arrangements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

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

The partnership funds loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. Loans classified as held for sale are carried at the lower of cost or fair value. No loss has been recorded upon reclassification to held for sale as the fair value is in excess of the cost.  The loans held for sale at September 30, 2020 are expected to be sold in November 2020.

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

September 30, 2020 (unaudited)

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

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis as interest expense over the term of the line of credit.

Recently issued accounting pronouncements

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

- Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides temporary optional expedients for various agreements and contracts that utilize the London Interbank Offered Rate (LIBOR) as the benchmark reference rate.  The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate. The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis. As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect from March 12, 2020 through December 31, 2022.  RMC is currently evaluating the impact of the potential discontinuance of LIBOR in relation to the partnership’s line of credit and has not yet adopted the optional relief.

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

Commissions and fees are paid by the borrowers to RMC

- Brokerage commissions, loan originations - For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions paid by the borrowers to RMC are not recorded by the partnership and approximated $218,000 and $695,000 for the three months ended September 30, 2020 and 2019, respectively and $295,000 and $1,138,000 for the nine months ended September 30, 2020 and 2019, respectively.

- Other fees – RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the related mortgage funds at par. During the nine months ended September 30, 2020, the partnership transferred one performing loan in-full to Redwood Mortgage Investors IX, LLC, a related mortgage fund, at par value, which approximates fair value, of approximately $2,297,000. The partnership received cash for the transfer and has no continuing obligation or involvement with the assigned loan. No loans were transferred during the nine months ended September 30, 2019.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Formation loan/Commissions paid to broker-dealers

Commissions for sales of limited partnership units paid to broker-dealers (B/D sales commissions) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured, and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership had made such advances of approximately $22,567,000, of which approximately $4,124,000 remain outstanding on the formation loan as of September 30, 2020.

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

The formation loan activity for the nine months ended September 30, 2020 is summarized in the following table ($ in thousands).

2020
Balance, January 1	$4,292
Early withdrawal penalties	(168)
Repayments	—
Balance, September 30	$4,124

RMC is repaying the formation loan in forecasted annual installments of principal, without interest, of $650,000, less early withdrawal penalties, and a final payment of $392,000 in 2026.

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and nine months ended September 30, 2020 and 2019 are presented in the following table ($ in thousands).

	Three Months Ended		Nine Months Ended
Withdrawals	2020	2019	2020	2019
Without penalty	$3,767	$4,863	$11,813	$15,624
With penalty	403	960	1,681	3,236
Total	$4,170	$5,823	$13,494	$18,860

Scheduled, at September 30	$33,865	$43,769	$33,865	$43,769

Scheduled withdrawals of limited partners’ capital as of September 30, 2020 are presented in the following table ($ in thousands).

2020	$3,875
2021	12,379
2022	8,584
2023	5,659
2024	2,773
Thereafter	595
Total	$33,865

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Scheduled withdrawals of limited partners’ capital of approximately $404,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Promissory note to related party (RMI IX)

On September 30, 2020, RMI VIII borrowed from Redwood Mortgage Investors IX (RMI IX) $850,000 secured by the net cash flow payable on two mortgage loans totaling approximately $2,331,000 each of which were designated by RMI VIII as held for sale and expected to be sold to a third party purchaser prior to November 30, 2020.  Interest on the loan accrued at a rate equal to RMI IX’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020.  The promissory note payable to RMI IX was secured by all proceeds payable to RMI VIII upon the sale or repayments of the loans net of any amounts outstanding by RMI VIII on its line of credit secured by the loans.  On October 14, 2020, RMI VIII repaid in full the promissory note amount of $850,000 and interest of $2,700.  Under the terms of the note, RMI IX is also entitled to a pro rata share of premium realized (i.e., gain on sale net of costs) upon the sale of the held for sale loans if the sale transaction closes following repayment of the promissory note payable to RMI IX.

Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to related parties. At September 30, 2020, the payable to related parties balance consisted of accounts payable and cost reimbursements to the manager of approximately $77,190. All amounts due were fully paid in November 2020.

NOTE 4 – LOANS

As of September 30, 2020, 28 (76%) of the partnership’s 37 loans (representing 91% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty clause.

As of September 30, 2020, 16 (43%) of the loans outstanding (representing 74% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2020 are summarized in the following table ($ in thousands).

	Three months ended	Nine months ended
Principal, beginning of period	$77,895	$86,203
Loans funded	2,275	3,775
Loan transferred to related mortgage fund	—	(2,297)
Collected - secured	(2,869)	(7,441)
Loans transferred to held for sale(2)	(2,331)	(2,331)
Foreclosures(1)	—	(2,939)
Principal, September 30, 2020	$74,970	$74,970
1)

The partnership foreclosed on one loan, with a recorded investment of approximately $3,163,000. The net investment in the loan was adjusted to the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans, which resulted in the recognition of foregone interest of approximately $140,000 during the nine months ended September 30, 2020.

2)

At September 30, 2020, two loans with a combined principal of approximately $2,331,000 were designated ‘held for sale’ for financial reporting purposes and are separately classified as such on the balance sheet and accompanying notes to the financial statements.  All loans held for sale were performing and in first lien position.  At September 30, 2020, the two loans held for sale had a combined accrued interest balance of approximately $15,870 all of which was received by the partnership in October 2020.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

During the three and nine months ended September 30, 2020, the partnership renewed 6 and 12 maturing (or matured) loans with aggregate principal of approximately $16,409,000 and $31,486,000, respectively, which are not included in the activity shown in the above table.  The loans were current and deemed well collateralized at the time they were extended.

See Note 3 (General Partners and Other Related Parties) for a description of loan transfers by executed assignments to a related mortgage fund.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Borrower payments held in the trust account that are yet to be disbursed to the partnership are not included in the consolidated financial statements. At September 30, 2020, $106,346 of borrower payments made by check, was on deposit in the trust account, all of which was disbursed to the partnership’s account by October 14, 2020 when it was recorded by the partnership. At December 31, 2019, $21,592 of borrower payments made by check, was on deposit in the trust account.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2020	2019
Number of secured loans	37	47
Secured loans – principal	$74,970	$86,203
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,026	$1,834
Average principal as percent of total principal	2.7%	2.1%
Average principal as percent of partners’ capital, net of formation loan	2.5%	2.0%
Average principal as percent of total assets	2.3%	1.9%

Largest secured loan – principal	$10,200	$10,200
Largest principal as percent of total principal	13.6%	11.8%
Largest principal as percent of partners’ capital, net of formation loan	12.5%	10.9%
Largest principal as percent of total assets	11.6%	10.8%

Smallest secured loan – principal	$47	$51
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	15	15
Largest percentage of principal in one California county	41.7%	38.2%

Number of secured loans with a filed notice of default	—	1
Secured loans in foreclosure – principal	$—	$2,939

Number of secured loans with prepaid interest	—	2
Prepaid interest	$—	$121

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

As of September 30, 2020, the partnership’s largest loan, with principal of approximately $10,200,000, has an interest rate of 9.50%, is secured by an industrial building in San Francisco County, and has a maturity date of December 1, 2020. As of September 30, 2020, the partnership had no outstanding construction or rehabilitation loans and had no commitments to fund construction, rehabilitation or other loans.

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	27	$68,029	91%	31	$72,621	84%
Second trust deeds	10	6,941	9	16	13,582	16
Total principal, secured loans	37	$74,970	100%	47	$86,203	100%
Liens due other lenders at loan closing		16,136			29,817
Total debt		$91,106			$116,020

Appraised property value at loan closing		$185,725			$226,185

Percent of total debt to appraised values (LTV) at loan closing(3)		54.0%			55.1%

3)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	21	$17,742	24%	32	$30,629	36%
Multi-family	2	7,068	9	2	7,072	7
Commercial	12	48,275	64	12	48,117	56
Land	2	1,885	3	1	385	1
Total principal, secured loans	37	$74,970	100%	47	$86,203	100%

4)

Single family properties include owner-occupied and non-owner occupied 1-4 unit residential buildings, condominium units, townhouses, and condominium complexes. The single family property type as of September 30, 2020 consists of 9 loans with principal of approximately $4,527,000 that are owner occupied and 12 loans with principal of approximately $13,215,000 that are non-owner occupied. Single family property type at December 31, 2019 consisted of 12 loans with principal of approximately $7,642,000 that are owner occupied and 20 loans with principal of approximately $22,987,000 that are non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Distribution by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	September 30, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$31,244	41.7%	$32,908	38.2%
San Mateo	17,148	22.9	17,221	20.0
Santa Clara	1,600	2.1	6,281	7.3
Alameda	2,874	3.8	3,349	3.9
Napa	—	—	548	0.6
Contra Costa	303	0.4	308	0.3
Marin	179	0.2	513	0.6
	53,348	71.1	61,128	70.9
Other Northern California
Placer	1,500	2.0	—	—
Santa Cruz	511	0.7	1,376	1.6
Stanislaus	555	0.7	—	—
Amador	706	0.9	719	0.8
Mariposa	47	0.1	51	0.1
Monterey	—	—	193	0.2
	3,319	4.4	2,339	2.7
Total Northern California	56,667	75.5	63,467	73.6

Los Angeles & Coastal
Los Angeles	10,205	13.6	14,623	17.0
Santa Barbara	2,074	2.8	2,085	2.4
Orange	644	0.9	648	0.8
	12,923	17.3	17,356	20.2
Other Southern California
San Bernardino	5,380	7.2	5,380	6.2
	5,380	7.2	5,380	6.2
Total Southern California	18,303	24.5	22,736	26.4
Total principal, secured loans	$74,970	100.0%	$86,203	100.0%
5)	Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of September 30, 2020 are presented in the following table ($ in thousands).

Scheduled maturities, as of September 30, 2020	Loans	Principal	Percent
2020(6)	4	$21,273	28%
2021(7)	20	34,643	46
2022	6	5,461	7
2023	2	3,802	5
2024	2	1,106	2
Total scheduled maturities	34	66,285	88
Matured as of September 30, 2020	3	8,685	12
Total principal, secured loans	37	$74,970	100%

6)

Loans scheduled to mature in 2020 after September 30. Includes one loan with principal of approximately $5,380,000 which matured July 1, 2020. The partnership entered into a forbearance agreement with the borrower in September 2020 which deferred the maturity date until December 1, 2020.

7)

Includes one loan with principal of approximately $5,355,000 which matured October 1, 2019. The partnership entered into a forbearance agreement with the borrower in June 2020 which deferred the maturity date until January 1, 2021.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears disclosed below that are based on the notes and do not consider forbearance agreements.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.  Loans may be repaid or renewed before, at or after the contractual maturity date.

For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

Delinquency/Non-performing loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	31	$47,554	43	$73,893
Past Due
30-89 days	1	7,996	—	—
90-179 days	1	3,896	1	5,355
180 or more days	4	15,524	3	6,955
Total past due	6	27,416	4	12,310
Total principal, secured loans	37	$74,970	47	$86,203

During the nine months ended September 30, 2020 the partnership entered into two forbearance agreements.  The first, in June 2020 for a loan with principal balance of $5,355,000, which is collateralized by a commercial building in San Mateo County. The loan matured on October 1, 2019 and was designated impaired and in non-accrual status at June 30, 2020. The partnership entered into a forbearance agreement with the borrower in June 2020 whereby the borrower agreed to resume monthly payments of interest and the partnership agreed to forgo collection of default interest and defer the maturity date until January 1, 2021.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

The second, in September 2020, for a loan with a principal balance of $5,380,000, which is collateralized by a commercial property in San Bernardino County. The loan matured on July 1, 2020 and was designated impaired at May 30, 2020, and in non-accrual status at September 1, 2020.  The partnership entered into a forbearance agreement with the borrower to defer the maturity date until December 1, 2020.

No loan payment modifications (or TDRs) were entered into during the nine months ended September 30, 2020 and none were in effect at December 31, 2019.

Payments in arrears for non-performing secured loans (i.e., loans past maturity and monthly payments of principal and interest past due 30 or more days) as of September 30, 2020 and December 31, 2019 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(8)
At September 30, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-3 payments)	—	1	$—	$—	$—	$39	$39
90-179 days (4-6 payments)	1	—	3,896	—	—	—	3,896
180 or more days (more than 6 payments)(9)	4	—	15,524	—	726	—	16,250
Total past due(10)	5	1	$19,420	$—	$726	$39	$20,185

8)

Interest includes foregone interest of $311,946 on non-accrual loans past maturity. September 2020 interest is due on October 1, 2020 and is not included in the payments in arrears at September 30, 2020.

9)

Two loans, with an aggregate principal balance of approximately $10,735,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at September 30, 2020. See the disclosure above for a discussion of the terms of the forbearance agreements.

10)

Included in the table above is one loan past maturity with principal of approximately $3,896,000 and an original maturity date of July 1, 2020.  The borrower continued to make monthly payments past the original maturity date, and in October 2020, the maturity date was extended by two years to July 1, 2022.

	Loans		Principal		Interest(11)
At December 31, 2019	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Payments in arrears
30-89 days (1-2 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (3-5 payments)	1	—	5,355	—	76	—	5,431
180 or more days (6 or more payments)	3	—	6,955	—	394	—	7,349
Total payments in arrears	4	—	$12,310	$—	$470	$—	$12,780
11)

Interest includes foregone interest of approximately $243,000 on non-accrual loans past maturity. December 2019 interest was due on January 1, 2020 and is not included in the payments in arrears at December 31, 2019.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30,	December 31,
	2020	2019
Number of loans	4	3
Principal	$15,524	$6,955
Advances	23	25
Accrued interest	451	184
Total recorded investment	$15,998	$7,164
Foregone interest	$384	$298

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

At September 30, 2020, four loans with aggregate principal of approximately $15,524,000 were past maturity 180 or more days and were in non-accrual status. At September 30, 2020, one loan, with aggregate principal of approximately $3,896,000 and accrued interest of approximately $30,034 was contractually 90 or more days past due as to principal or interest and not in non-accrual status.

At December 31, 2019, three loans with aggregate principal of approximately $6,955,000 were past maturity 180 or more days and were in non-accrual status. At December 31, 2019, one loan with a principal of approximately $5,355,000 and accrued interest of approximately $114,000 was 90 days past maturity and was not in non-accrual status. The loan was designated as in non-accrual status as of January 2020.

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

Accordingly, at December 31, 2019, RMI VIII had a recorded allowance for loan losses of $50,000. There was no provision for loan losses for the three or nine months ended September 30, 2020. In June 2020, the partnership recorded a recovery of loan losses of $126,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off. The funds were received in July 2020.

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	September 30,	December 31,
	2020	2019
Principal	$15,524	$12,310
Recorded investment(12)	15,998	12,931
Impaired loans without allowance	15,998	12,931
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—

Number of Loans	4	4
Weighted average LTV, at origination	52.5%	68.0%
12)	Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Loans designated impaired had an average recorded investment balance, interest income recognized, and interest income received in cash for the nine months ended September 30, 2020 and the year ended December 31, 2019 as presented in the following table ($ in thousands).

	September 30,	December 31,
	2020	2019
Average recorded investment	$12,078	$8,160
Interest income recognized	631	298
Interest income received in cash	368	284

NOTE 5 – REAL ESTATE OWNED (REO)

REO transactions and valuation adjustments for the three and nine months ended September 30, 2020 are summarized in the following table ($ in thousands).

	Three months ended			Nine months ended
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,161	$(3,239)	$8,922	$6,491	$(3,239)	$3,252
Acquisitions from foreclosure	—	—	—	5,787	—	5,787
Dispositions	—	—	—	(117)	—	(117)
Balance, September 30, 2020	$12,161	$(3,239)	$8,922	$12,161	$(3,239)	$8,922

The following transactions closed during the nine months ended September 30, 2020.

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

There were no REO transactions or valuation allowance adjustments during the nine months ended September 30, 2019.

REO at September 30, 2020 was comprised of five properties with a carrying value, net of approximately $8,922,000. REO is recorded at fair value at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value based on appraisals and analysis by RMC:

•	In Los Angeles County (Hollywood Hills) two single-family residences on separate adjoining parcels with a shared driveway, being marketed by a broker.
•	In San Francisco County, 2 residential units in a condominium complex, which are being marketed as affordable-units to qualifying buyers pursuant to listings approved by the City of San Francisco.
•	In Fresno County, a partially completed home subdivision, being marketed by a broker.
•	In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial, being marketed by a broker.
•	In San Francisco County, a real estate interest comprised of a condominium unit/storage lockers and signage rights on the exterior façade of the building.

In June 2020, in conjunction with the REO acquisitions by foreclosure sales (Hollywood Hills), the partnership assumed two first mortgages, with aggregate principal outstanding of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The interest rates on the mortgages payable assumed at foreclosure are deemed to be at market rates for the type and location of the securing property, the remaining term of the mortgage note, and the other terms and conditions are deemed to be customary. The mortgages assumed at the foreclosure sales were 201 and 242 days delinquent, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes at acquisition are included in accounts payable on the balance sheet.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

Mortgages payable at September 30, 2020 are summarized in the following table ($ in thousands).

Lender - summary of terms	2020
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020.	$1,453
East West Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures January 14, 2035, with interest at Prime plus 1% or 4.25% at June 30, 2020. Subsequent to foreclosure, East West Bank submitted a demand to be paid in full in July 2020.	996
Total mortgages payable	$2,449

Since acquisition, accrued interest of approximately $34,000 , and property taxes of $17,000  have been recorded in accrued liabilities on the balance sheet.  The borrower has contested the foreclosure sale, and at September 30, 2020 had not vacated the residences.

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three and nine months ended September 30, 2020 and 2019 ($ in thousands).

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Holding costs, net of other income	$51	$(23)	$91	$39
(Gains)/losses on sales	—	—	(68)	—
Valuation adjustments	—	210	—	210
REO, net	$51	$187	$23	$249

Month-to-month occupancy rents received of approximately $13,000 and $15,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $42,000 and $45,000 for the nine months ended September 30, 2020 and 2019, respectively, and sign and storage rents of approximately $11,000  and $43,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $34,000 and $51,000 for the nine months ended September 30, 2020 and 2019, respectively, are included in holding costs, net of other income.

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

September 30, 2020 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

NOTE 7 – LINE OF CREDIT

Activity involving the line of credit during the three months ended September 30, 2020 and since inception in April 2020 is presented in the following table.

	Three months ended	Since inception
Balance, beginning of period	$—	$—
Draws	1,515	1,515
Repayments	—	—
Balance September 30, 2020	$1,515	$1,515
Line of credit - average daily balance beginning September 28, 2020	$1,515	$1,515

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

On September 28, 2020, RMI VIII drew $1,515,000 on the line of credit.

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for any day during the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. Commencing with the quarter ended September 30, 2020, for each calendar quarter during which the aggregate average daily principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the principal outstanding and fifty percent (50%) of the maximum principal of $10 million ($5,000,000). The bank, at its sole discretion, elected to waive the unused line of credit fee for the quarter ended September 30, 2020.

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by RMI VIII to the lending bank and specifies that RMI VIII shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10%) on a quarterly basis as of the calendar quarter-end, calculated as the principal of loans with payments over 61-days past due, less loan loss allowances, divided by total principal of RMI VIII loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees to not accelerate repayment of the loan.

Debt issuance costs of approximately $108,000 are being amortized over the two-year term of the loan agreement. Amortized debt issuance costs totaled approximately $13,000 for the three months ended and approximately $27,000 for the nine months ended September 30, 2020 and are recorded as interest expense.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment at September 30, 2020 is to fund the scheduled withdrawals of limited partner capital as presented in the following table ($ in thousands).

2020	$3,875
2021	12,379
2022	8,584
2023	5,659
2024	2,773
Thereafter	595
Total	$33,865

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

NOTE 9 – SUBSEQUENT EVENTS

Promissory note receivable from related party (RMI IX)

On October 19, 2020, RMI VIII lent $800,000 to RMI IX secured by the net cash flow payable on five mortgage loans totaling approximately $7,535,000 each of which were designated by RMI IX as held for sale and expected to be sold to a third party purchaser prior to November 30, 2020.  Interest on the loan accrued at a rate equal to RMI VIII’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020. The promissory note receivable from RMI IX was secured by all proceeds payable to RMI IX upon the sale or repayments of the loans net of any amounts outstanding by RMI IX on its line of credit secured by the loans. On October 30, 2020, RMI IX repaid in full the promissory note amount of $800,000 and interest of $1,831 to RMI VIII. Under the terms of the note, RMI VIII is also entitled to a pro rata share of premium realized (i.e., gain on sale net of costs) upon the sale of the held for sale loans if the sale transaction closes following repayment of the promissory note receivable from RMI IX.

The manager evaluated subsequent events that have occurred after September 30, 2020 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

See Note 1 (Organization and General) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for additional detail on the organization and operations of RMI VIII which detail is incorporated by reference into this Item 2.

See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on form 10-Q for a detailed presentation of the partnership activities for which the general partners and related parties are compensated for and related party transactions, which detail is incorporated by reference into this Item 2.

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

Real estate owned (REO)

Real estate owned (REO) is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Results of Operations

COVID-19

The following discussion describes our results of operations for the three and nine months ended September 30, 2020. While the COVID-19 outbreak did not have a material adverse effect on our reported results for the nine months ended September 30, 2020, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent periods.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption including in the United States and both Northern and Southern California where the partnership's lending operations are located. In response to the COVID-19 outbreak, federal, state and local governments as well as the business community have implemented voluntary and increasingly mandatory policies and restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions and protocols have resulted in increases in unemployment rates, disruptions to businesses, increased volatility in the financial markets and overall economic uncertainty at the state, local and national levels. Despite the improvement in the economy in recent months, economic activity remains far below its pre-pandemic level and unemployment remains elevated.

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

The manager has received from borrowers inquiries as to short-term loan payment relief, most in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. The manager evaluates each loan payment relief request on an individual basis considering a number of factors. Not all of the requests made will result in agreements and the manager is not considering the waiver or modification of any of our contractual rights under our loan agreements other than extensions of the maturity date of the loan. For one borrower, the maturity date was extended by five months to December 1, 2020, and one request remains pending with discussion ongoing as of November 16, 2020.

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

Key performance indicators

Key performance indicators for the nine months ended September 30, 2020 and 2019 are presented in the following table ($ in thousands).

	2020	2019
Secured loans held for investment - principal at end of period	$74,970	$86,190
Secured loans held for sale - principal at end of period	2,331	—
Total secured loans - principal at end of period	$77,301	$86,190
Total secured loans principal – average daily balance	$81,313	$94,781

Interest income	$5,419	$6,124
Portfolio interest rate(1)	8.9%	8.6%
Effective yield rate(2)	8.9%	8.6%

Line of credit - end of period	$1,515	$—
Line of credit - average daily balance beginning September 28, 2020(3)	$1,515	$—

Mortgages payable - end of period	$2,449	$—
Mortgages payable - average daily balance beginning June 2020(4)	$2,449	$—

Interest expense
Line of credit	$28	$—
Mortgages payable	$33	$—

Recovery of loan losses	$(134)	$(1,613)

Operations expense	$2,791	$3,571

Net income	$2,755	$4,233
Percent(5)(6)	3.9%	5.0%

Limited partners’ capital – end of period	$86,603	$104,578
Limited partners’ capital – average daily balance	$92,513	$112,409

Limited partners’ capital – withdrawals(7)	$13,494	$18,860

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of total secured loans – average daily balance (annualized)
(3)

RMI VIII entered into a line of credit agreement in April 2020 and the first borrowings on the line of credit were made on September 28, 2020.  See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and discussion of the terms and conditions of the agreement.

(4)

In June 2020, in conjunction with the REO acquisitions by foreclosure sales, the partnership assumed two first mortgages, with aggregate principal outstanding of approximately $2,449,000.  See Note 5 (REO) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and of the terms and conditions of the mortgages payable.

(5)	Percent of limited partners’ capital – average daily balance (annualized)
(6)	Percent based on the net income available to limited partners (net of 1% of profits and losses allocated to general partners)
(7)

Scheduled liquidations as of September 30, 2020 were approximately $33,865,000 (approximately $43,769,000 at September 30, 2019). Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Key performance indicators for the three months ended September 30, 2020 and 2019 are presented in the following table ($ in thousands).

	2020	2019
Secured loans held for investment - principal at end of period	$74,970	$86,190
Secured loans held for sale - principal at end of period	2,331	—
Total secured loans - principal at end of period	$77,301	$86,190
Total secured loans principal – average daily balance	$75,793	$84,446

Interest income	$1,574	$1,815
Portfolio interest rate(1)	8.8%	8.7%
Effective yield rate(2)	8.3%	8.6%

Line of credit - end of period	$1,515	$—
Line of credit - average daily balance beginning September 28, 2020(3)	$1,515	$—

Mortgages payable - end of period	$2,449	$—
Mortgages payable - average daily balance beginning June 2020(4)	$2,449	$—

Interest expense
Line of credit	$15	$—
Mortgages payable	$26	$—

Recovery of loan losses	$(8)	$(1,613)

Operations expense	$882	$1,485

Net income	$700	$1,992
Percent(5)(6)	3.1%	7.4%

Limited partners’ capital – end of period	$86,603	$104,578
Limited partners’ capital – average daily balance	$88,570	$106,788

Limited partners’ capital – withdrawals(7)	$4,170	$5,823

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent of total secured loans – average daily balance (annualized)
(3)

RMI VIII entered into a line of credit agreement in April 2020 and the first borrowings on the line of credit were made on September 28, 2020.  See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and discussion of the terms and conditions of the agreement.

(4)

In June 2020, in conjunction with the REO acquisitions by foreclosure sales, the partnership assumed two first mortgages, with aggregate principal outstanding of approximately $2,449,000.  See Note 5 (REO) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and of the terms and conditions of the mortgages payable.

(5)	Percent of limited partners’ capital – average balance (annualized)
(6)	Percent based on the net income available to limited partners (net of 1% of profits and losses allocated to general partners)
(7)

Scheduled liquidations as of September 30, 2020 were approximately $33,865,000 (approximately $43,769,000 at September 30, 2019). Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis.

Total Secured loans

The September 30, 2020 total secured loans principal of approximately $77.3 million, was a reduction of 10.3% ($8.9 million) compared to the September 30, 2019 total secured loans principal of approximately $86.2 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts.

As of September 30, 2020 limited partners’ capital-end of period of approximately $86.6 million was a reduction of 17.2% ($18 million) compared to the September 30, 2019 limited partners’ capital-end of period of $104.6 million due to distributions and withdrawals offset by net income. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for detailed presentations on withdrawals of limited partners’ capital.

In future periods, reductions in limited partners’ capital (and thereby in capital available to lend) may be offset in part by advances on the line of credit. The REO acquired by foreclosure sale, net of mortgages payable assumed, reduces the capital available to lend until the REO is sold.  See Note 5 (REO) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the balances and the activity for REO.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., safety margins to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at September 30, 2020 was 54.0%. Thus based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 46.0% in the property, and we as lenders have loaned in the aggregate 54.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Total secured loans, principal by LTV and lien position as of September 30, 2020 are presented in the following table ($ in thousands). The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Total secured loans, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total loans	Percent(1)
<40%	$21,386	27.7%	$1,600	2.1%	$22,986	29.8%
40-49%	1,408	1.8	357	0.5	1,765	2.3
50-59%	16,661	21.6	850	1.1	17,511	22.7
60-69%	17,067	22.1	3,652	4.7	20,719	26.8
Subtotal <70%	56,522	73.2	6,459	8.4	62,981	81.6

70-79%	13,838	17.9	482	0.5	14,320	18.4
Subtotal <80%	70,360	91.1	6,941	8.9	77,301	100.0

>80%	—	0.0	—	0.0	—	0.0

Total	$70,360	91.1%	$6,941	8.9%	$77,301	100.0%

Non-performing secured loans, principal by LTV and lien position as of September 30, 2020 are presented in the following table ($ in thousands). The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$4,789	6.2%	$—	0.0%	$4,789	6.2%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	5,380	7.0	—	0.0	5,380	7.0
60-69%	11,892	15.4	—	0.0	11,892	15.4
Subtotal <70%	22,061	28.6	—	0.0	22,061	28.6

70-79%	5,355	6.9	—	0.0	5,355	6.9
Subtotal <80%	27,416	35.5	—	0.0	27,416	35.5

>80%	—	0.0	—	0.0	—	0.0

Total	$27,416	35.5%	$—	0.0%	$27,416	35.5%

Non-performing secured loans past maturity, principal by LTV and lien position as of September 30, 2020 are presented in the following table ($ in thousands). The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing loans, principal past maturity
LTV	First trust deeds	Percent(1)	Second trust deeds	Percent(1)	Total	Percent(1)
<40%	$4,789	6.2%	$—	0.0%	$4,789	6.2%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	5,380	7.0	—	0.0	5,380	7.0
60-69%	3,896	5.0	—	0.0	3,896	5.0
Subtotal <70%	14,065	18.2	—	0.0	14,065	18.2

70-79%	5,355	6.9	—	0.0	5,355	6.9
Subtotal <80%	19,420	25.1	—	0.0	19,420	25.1

>80%	—	0.0	—	0.0	—	0.0

Total	$19,420	25.1%	$—	0.0%	$19,420	25.1%

1)	Percent of total secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at September 30, 2020, totaled approximately $20.2 million of which $19.4 million was principal, and approximately $765,000 was accrued interest. The principal in arrears of approximately $19.4 million was relating to loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations on the secured loan portfolio, the allowance for loan losses and the recovery of loan losses, which presentations are incorporated by reference into this Item 2.

Performance overview/net income 2020 v. 2019

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 3.9% and 5.0% for the nine months ended September 30, 2020 and 2019, respectively. Net income for the nine months ended September 30, 2020 was $2.76 million, a decrease of $1.47 million (35%) from $4.23 million for the same period in 2019.  In September 2019, RMI VIII settled and collected a recovery of a loan loss from a prior year of approximately $1.6 million, before RMC costs.

Net interest income decreased approximately $766,000 (12.5%) during the nine months ended September 30, 2020 from the same period in 2019.  Interest income declined approximately $705,000 (11.5%) in line with the decrease in the average daily balance of total secured loans of $13.5 million (14.2%) that was offset by a modest 0.3% increase in the effective yield rate to 8.9%. Interest expense for the nine months ended September 30, 2020 was approximately $61,000 on the borrowings on the line of credit and mortgages payable. There were no borrowings or mortgages payable in 2019.

In the nine months ended September 30, 2020 and 2019, revenue from late fees approximated $54,000 and $29,000, respectively. In the nine months ended September 30, 2020, there were no loan sales; in the same period in 2019 the gain on sale of loans approximated $38,000.

Operations expense declined approximately $780,000 (22%) for the nine months ended September 30, 2020 compared to the same period in 2019 resulting from:

-

the decline of approximately $305,000 in loan servicing fees ($162,000) and asset management fees ($58,000) resulting from declines in the loan balances and in limited partners’ capital, and the decline in asset management fees of $85,000 due to the 2019 asset management fees on loan loss recovery.

-

the decline of approximately $391,000 in Costs from RMC, which includes costs of $144,000 incurred in September 2019 associated with the loan loss recovery of $1.6 million, offset in part by an increase in professional services of approximately $137,000. In both 2020 and 2019 RMC implemented new methods (with the cooperation of the providers of professional services) to invoice the RMC-managed mortgage funds directly, or at least to provide detail of the costs incurred sufficient to segregate the charges billed by mortgage fund.

-	In the nine months ended September 30, 2019 an REO valuation reserve was increased by $210,000. There were no changes to the REO valuation reserves during the same period in 2020.

See “Analysis and discussion of income from operations 2020 v. 2019 (nine months ended)” below for additional detail.

Analysis and discussion in income from operations 2020 v. 2019 (nine months ended)

Significant changes to revenue and expense for the nine month period ended September 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

		Provision for
	Net Interest	(Recovery of)	Operations	Net
	Income	Loan Losses	Expense	Income
For the nine months ended
September 30, 2020	$5,358	$(134)	$2,791	$2,755
September 30, 2019	6,124	(1,613)	3,571	4,233
Change	$(766)	$1,479	$(780)	$(1,478)

Change
Decrease limited partners' capital - average daily balance	—	—	(114)	114
Decrease total secured loans principal - average daily balance	(858)	—	(162)	(696)
Effective yield rate	153	—	—	153
Amortization of debt issuance costs	(27)	—	—	(27)
Interest on line of credit	(1)	—	—	(1)
Interest on mortgages payable assumed at foreclosure	(33)	—	—	(33)
REO sales, net	—	—	(48)	48
REO valuation adjustments	—	—	(210)	210
Collected recoveries year-over-year	—	1,479	—	(1,479)
Information technology for limited partners' capital accounts invoiced directly	—	—	(73)	73
Tax compliance costs for limited partners' capital accounts invoiced directly	—	—	52	(52)
Reimbursements to RMC, costs for recovery of loan losses	—	—	(129)	129
Other	—	—	(96)	83
Change	$(766)	$1,479	$(780)	$(1,478)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $766,000 for the nine months ended September 30, 2020 compared to the same period in 2019.

Interest income decreased approximately $705,000 (11.5%) for the nine months ended September 30, 2020 compared to the same period in 2019. The total secured loans principal – average daily balance decreased $13.5 million (14.2%) to approximately $81.3 million for the nine months ended September 30, 2020 ($94.8 million at September 30, 2019) and is consistent with the reduction in limited partners’ capital – end of period balance to approximately $86.6 million from $104.6 million, an $18.0 million (17.2%) decrease from $104.6 million. The 0.3 percentage point increase in the effective yield rate is due primarily to the resolution of two loans which had previously been designated non-accrual resulting in the recognition of approximately $490,000 in prior period foregone interest during the nine months ended September 30, 2020.

Interest expense for the nine months ended September 30, 2020 of $61,000 resulted from interest of approximately $33,000 on two mortgages payable totaling approximately $2.45 million assumed at foreclosure in June 2020, interest of approximately $1,000 on the initial advance of $1.515 million on the line of credit drawn on September 28, 2020, and approximately $27,000 of amortization of debt issuance costs associated with the line of credit, since inception of the agreement in April 2020.  There were no borrowings or mortgages payable in 2019.

Provision (recovery)/allowance for loan losses

At December 31, 2019, RMI VIII had a recorded allowance for loan losses of $50,000. There was no provision for loan losses for the nine months ended September 30, 2020 and 2019.

In 2020, the partnership collected and recorded a recovery of previously recognized loan losses of $134,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. In 2019, RMI VIII recorded and collected a recovery of previously recognized loan losses of $1.6 million pursuant to the terms of a workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties.

Operations expense

Significant changes to operations expense for the nine month period ended September 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the nine months ended
September 30, 2020	$924	265	676	885	23	18	$2,791
September 30, 2019	1,086	408	1,067	748	249	13	3,571
Change	$(162)	(143)	(391)	137	(226)	5	$(780)

Change
Decrease limited partners' capital - average daily balance	—	(58)	(56)	—	—	—	(114)
Decrease total secured loans principal - average daily balance	(162)	—	—	—	—	—	(162)
REO sales, net	—	—	(32)	—	(16)	—	(48)
REO valuation adjustments	—	—	—	—	(210)	—	(210)
Information technology for limited partners' capital accounts invoiced directly	—	—	(95)	22	—	—	(73)
Tax compliance costs for limited partners' capital accounts invoiced directly	—	—	—	52	—	—	52
Reimbursements to RMC, costs for recovery of loan losses	—	(85)	(44)	—	—	—	(129)
Other	—	—	(164)	63	—	5	(96)
Change	$(162)	(143)	(391)	137	(226)	5	$(780)

Mortgage servicing fees

The decrease in mortgage servicing fees for the nine month period ended September 30, 2020 as compared to the same period in 2019, was due to the decrease in the total secured loans principal – average daily balance to approximately $81.3 million from approximately $94.8 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

Asset management fees declined by $143,000 to $265,000 for the nine month period ended September 30, 2020, as compared to $408,000 for the same period in 2019, of which $58,000 was due to the reduction of limited partners’ capital and $85,000 was due to a one time charge for asset management fees due on the loan loss recovery.  Total limited partners’ capital at September 30, 2020 and 2019, was approximately $86.6 million and $104.6 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

RMC is reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, accounting and audit fees, legal fees and expenses, postage and out-of-pocket general and administration expenses. The decrease in costs from RMC was due to the reduction in limited partners’ capital, a decrease in the cost of REO management, and a decrease in allocable payroll and consulting expenses incurred by RMC.

The reduction for the nine months ended September 30, 2020 as compared to the same period in 2019 is also due to a one time charge of $144,000 in the nine months ended 2019 relating to a loan loss recovery from a workout agreement which was received in the third quarter of 2019.  The 2019 charge was offset, in part, by the final cost reimbursements to the manager of $100,000 in the first quarter of 2020 relating to the recovery. Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the partnership’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the partnership on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC.

Prior to September 2019, allocable costs included fees paid to an independent service bureau for information technology related to record keeping and reporting for accounts of individual investors. In September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – these fees were invoiced separately and directly to RMI VIII. For the nine months ended September 30, 2019, fees paid for such information technology totaled approximately $95,000, and were included in Costs from RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $137,000 for the nine months ended September 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual investors was approximately $146,000 and $124,000 for the nine months ended September 30, 2020 and 2019, respectively. Beginning in September 2019 – and implemented retroactive to January 2019 – applicable service bureau fees were invoiced separately and directly to RMI VIII. In prior periods, service bureau fees were invoiced to RMC (generally without separately identified specific-fund detail) and were allocated to the related mortgage funds as Costs from RMC.

•

Tax compliance and advisory expenses increased by approximately $49,000 to approximately $94,000. The increase is primarily due to the true up of approximately $52,000 during the three months ended June 30, 2020 of the accrual for expenses relating to the preparation of limited partners’ K-1 tax forms.

•

Consulting/contractor fees increased approximately $71,000 due in part to outside contractors being engaged to provide services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

REO, net

The September 30, 2020, REO balance, end of period, was approximately $8.9 million, an increase of 126.3% ($5.0 million) compared to the September 30, 2019 balance of approximately $3.9 million. During the nine months ended September 30, 2020, one condominium unit in a REO property located in San Francisco County was sold with a gain of approximately $68,000. In June 2020, two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills) were acquired by two separate foreclosure sales, totaling approximately $5.8 million. At acquisition, mortgages payable, principal assumed totaled approximately $2.4 million and other liabilities assumed totaled $170,000.

In the nine months ended September 30, 2019 an REO valuation reserve was increased by $210,000.  There were no changes to the REO valuation reserves during the same period in 2020.

Month-to-month occupancy rents received of approximately $42,000 and $45,000 for the nine months ended September 30, 2020 and 2019, respectively, and sign and storage rents of approximately $34,000 and $51,000 for the nine months ended September 30, 2020 and 2019, respectively, are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Analysis and discussion in income from operations 2020 v. 2019 (three months ended)

Significant changes to revenue and expense for the three month period ended September 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

		Provision for
	Net Interest	(Recovery of)	Operations	Net
	Income	Loan Losses	Expense	Income
For the three months ended
September 30, 2020	$1,533	(8)	882	$700
September 30, 2019	1,815	(1,613)	1,485	1,992
Change	$(282)	1,605	(603)	$(1,292)

Change
Decrease limited partners' capital - average daily balance	—	—	(41)	41
Decrease total secured loans principal - average daily balance	(186)	—	(44)	(142)
Effective yield rate	(55)	—	—	(55)
Amortization of debt issuance costs	(14)	—	—	(14)
Interest on line of credit	(1)	—	—	(1)
Interest on mortgages payable assumed at foreclosure	(26)	—	—	(26)
REO sales, net	—	—	69	(69)
REO valuation adjustments	—	—	(210)	210
Collected recoveries year-over-year	—	1,605	—	(1,605)
Information technology for limited partners' capital accounts invoiced directly	—	—	(76)	76
Tax compliance costs for limited partners' capital accounts invoiced directly	—	—	—	—
Reimbursements to RMC, costs for recovery of loan losses	—	—	(229)	229
Other	—	—	(72)	64
Change	$(282)	1,605	(603)	$(1,292)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $282,000 for the three months ended September 30, 2020 compared to the same period in 2019.

Interest income decreased approximately $241,000 (13.3%) for the three months ended September 30, 2020 compared to the same period in 2019. The total secured loans principal – average daily balance decreased $8.65 million (10.2%) to approximately $75.8 million, and the effective yield rate decreased by 0.3 percentage points to 8.3% for the three months ended September 30, 2020.

Interest expense for the three months ended September 30, 2020 totaled approximately $41,000 on borrowings on the line of credit and the mortgages payable. There were no borrowings or mortgages payable in 2019.

Provision (recovery)/allowance for loan losses

At December 31, 2019, RMI VIII had a recorded allowance for loan losses of $50,000. There was no provision for loan losses for the three months ended September 30, 2020 and 2019.

In 2019, RMI VIII recorded and collected a recovery of previously recognized loan losses of $1.6 million pursuant to the terms of a workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties.

Operations expense

Significant changes to operations expense for the three month period ended September 30, 2020 compared to the same period in 2019 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the three months ended
September 30, 2020	$286	84	185	275	51	1	$882
September 30, 2019	330	187	439	347	187	(5)	1,485
Change	$(44)	(103)	(254)	(72)	(136)	6	$(603)

Change
Decrease limited partners' capital - average daily balance	—	(18)	(23)	—	—	—	(41)
Decrease total secured loans principal - average daily balance	(44)	—	—	—	—	—	(44)
REO valuation adjustments	—	—	—	—	(210)	—	(210)
REO sales, net	—	—	(5)	—	74	—	69
Information technology for limited partners' capital accounts invoiced directly	—	—	—	(76)	—	—	(76)
Reimbursements to RMC, costs for recovery of loan losses	—	(85)	(144)	—	—	—	(229)
Other	—	—	(82)	4	—	6	(72)
Change	$(44)	$(103)	$(254)	$(72)	$(136)	$6	$(603)

Mortgage servicing fees

The decrease in mortgage servicing fees for the three month period ended September 30, 2020 as compared to the same period in 2019, was primarily due to the decrease in the total secured loans principal – average daily balance to approximately $75.8 million from approximately $84.4 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

Asset management fees declined by $103,000 to $84,000 for the three month period ended September 30, 2020, as compared to $187,000 for the same period in 2019, of which $18,000 was due to the reduction of limited partners’ capital and $85,000 was due to a one time charge for asset management fees due on the loan loss recovery. Total limited partners’ capital at September 30, 2020 and 2019, was approximately $86.6 million and $104.6 million, respectively. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

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

The reduction for the three months ended September 30, 2020 as compared to the same period in 2019 is also due to a one time charge of $144,000 in the three months ended 2019 relating to a loan loss recovery from a workout agreement which was received in the third quarter of 2019.  Other costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, qualifying payroll expenses, occupancy, and insurance premium) are allocated on a pro-rata basis (e.g., by the partnership’s percentage of total capital of all mortgage funds managed by RMC). Payroll and consulting fees are allocated first based on activity, and then to the partnership on a pro-rata basis based on percentage of capital to the total capital of all related mortgage funds managed by RMC.

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

The decrease in professional services of approximately $72,000 for the three months ended September 30, 2020 over the same period in 2019 was due primarily to:

•

The recorded expense for fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual investors was approximately $48,000 and $124,000 for the three months ended September 30, 2020 and 2019, respectively. Beginning in September 2019 – and implemented at September 30, 2019 retroactive to January 2019 – applicable service bureau fees were invoiced separately and directly to RMI VIII. Prior to September 30, 2019, these fees were invoiced to RMC (generally without separately identified specific-fund detail) and were included in other allocable expenses reimbursed to RMC (Costs from RMC).

•	Audit fees decreased approximately $17,000 primarily due to timing of services rendered.
•

Consulting/contractor fees increased approximately $25,000 due in part to outside contractors being engaged to perform services previously performed by employees of the manager. The increase is offset in part by a reduction in operating expense incurred by the manager due in part to a decrease in employee expense for which reimbursement could have been requested (Costs from RMC).

REO, net

The September 30, 2020, REO balance, end of period, was approximately $8.9 million, an increase of 126.3% ($5.0 million) compared to the September 30, 2019 balance of approximately $3.9 million. The increase in the September 30, 2020 REO balance, end of period, was due to two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills), which were acquired by two separate foreclosure sales, totaling approximately $5.8 million in June 2020.

In the three months ended September 30, 2019 an REO valuation reserve was increased by $210,000.  There were no changes to the REO valuation reserves during the same period in 2020.

Month-to-month occupancy rents received of approximately $13,000 and $15,000 for the three months ended September 30, 2020 and 2019, respectively, and sign and storage rents of approximately $11,000 and $43,000 for the three months ended September 30, 2020 and 2019, respectively, are included in REO, net.

See Note 5 (Real Estate Owned (REO)) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2020 and 2019 are presented in the following table ($ in thousands).

	2020	2019
Limited partners' capital
Withdrawals	$(13,494)	$(18,860)
Distributions	(1,400)	(1,765)
Early withdrawal penalties	168	323
Cash used in limited partners' capital	(14,726)	(20,302)

Borrowings
Line of credit advances, net	1,515	—
Debt issuance costs paid - line of credit	(108)	—
Promissory note to related party	850	—
Cash from borrowings	2,257	—

Loan earnings and payments
Interest income	4,879	5,735
Late fees	54	29
Recovery of loan losses	134	1,613
Principal collected	7,441	56,346
Loan transferred to related mortgage fund	2,297	—
Loans sold to non-affiliate, net	—	7,832
Loans funded, net	(3,775)	(52,838)
Advances made on loans	(62)	(91)
Total cash from loan production	10,968	18,626

REO
Sale proceeds, net	186	—
Holding costs	(91)	(39)
Cash from (used in) REO operations and sales	95	(39)

Operations expense, excluding REO holding costs	(2,423)	(2,819)

Net decrease in cash	$(3,829)	$(4,534)
Cash, end of period	$313	$9,073

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three and nine months ended September 30, 2020 and 2019 are presented in the following table ($ in thousands).

	Three Months Ended		Nine Months Ended
Withdrawals	2020	2019	2020	2019
Without penalty	$3,767	$4,863	$11,813	$15,624
With penalty	403	960	1,681	3,236
Total	$4,170	$5,823	$13,494	$18,860

Scheduled, at September 30	$33,865	$43,769	$33,865	$43,769

Scheduled withdrawals of limited partners’ capital at September 30, 2020 are presented in the following table ($ in thousands).

2020	$3,875
2021	12,379
2022	8,584
2023	5,659
2024	2,773
Thereafter	595
Total	$33,865

Scheduled withdrawals of limited partners’ capital of approximately $404,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement. As of September 30, 2020, approximately $1,515,000 had been advanced on the line of credit.

See Note 7 (Line of Credit) to the financial statements included in Part I, Item 1 of this report for a detailed discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

In June 2020, the partnership assumed mortgages payable of approximately $2,449,000 in conjunction with the acquisition of REO by foreclosure sale.

See Note 5 (Real Estate Owned (REO)) to the financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

Contractual obligations and commitments

In addition to the borrowings described above, the partnership’s only commitment at September 30, 2020 is to fund the scheduled withdrawals of limited partner capital subject to cash available pursuant to the terms of the Partnership Agreement.

At September 30, 2020, the partnership had no construction or rehabilitation loans outstanding and had no loan commitments pending.

At September 30, 2020, the partnership had no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement.

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

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance. As of September 30, 2020, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.	Risk Factors

Not included as the partnership is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended September 30, 2020 were approximately $4,170,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1	Business Loan Agreement; Promissory Note dated March 13, 2020; Pledge and Security Agreement

10.2	Promissory Note; Pledge and Security Agreement dated September 30, 2020

10.3	Promissory Note; Pledge and Security Agreement dated October 14, 2020

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: November 16, 2020	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 16, 2020	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner