Form 10-K
period 2020-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2021-04-15
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act).    ☐  YES    ☒  NO

The registrant’s limited partnership units are not publicly traded and therefore have no market value.

The registrant had 82,546,227 limited partnership interests outstanding as of February 28, 2021.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2020

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future withdrawals of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

•	changes in economic conditions, interest rates, and/or changes in California real estate markets;
•	the impact of competition and competitive pricing for mortgage loans;
•	the general partners’ ability to make and arrange for loans that fit our investment criteria;
•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans;
•	changes in government regulation and legislative actions affecting our business; and
•

the COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the outbreak, the actions taken to contain the pandemic or mitigate its impact by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. As a result, we cannot at this time predict or estimate the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity and results of operations for 2021 and beyond.

All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Part I

Item 1 – Business

Redwood Mortgage Investors VIII, a California Limited Partnership (“we”, “RMI VIII” or the “partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

We are externally managed by Redwood Mortgage Corp., a general partner (“RMC” or the “manager”). The general partners are RMC and Michael R. Burwell (“Burwell”), an individual. The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct business as the partnership has no employees of its own. The mortgage loans the partnership funds and/or invests in are arranged and generally are serviced by RMC.

The rights, duties, and powers of the limited partners and general partners of the partnership are governed by the Limited Partnership Agreement (“Partnership Agreement”). Limited partners should refer to the Partnership Agreement for complete disclosure of its provisions.

Limited partners representing a majority of the outstanding units may, without the consent of the general partners, vote to: (i) dissolve the partnership; (ii) amend the partnership agreement subject to certain limitations; (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership; and (iv) remove or replace one or all of the general partners. A majority in interest of partnership units is required to elect a new general partner to continue the partnership business after a general partner ceases to be a general partner due to its withdrawal.

The following is a summary of certain provisions of the Partnership Agreement and is qualified in its entirety by the terms of the agreement itself.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	line of credit borrowings;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to related mortgage funds;
•	Real Estate Owned (“REO”) sales;
•	payments from RMC on the outstanding balance of the formation loan; and
•	earnings retained (i.e., not distributed) in partners’ capital accounts.

The partnership intends to hold until maturity the loans in which it invests and does not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, the partnership may sell mortgage loans (or fractional interests therein) when the manager determines that it appears to be advantageous for the partnership to do so, based upon then current interest rates, the length of time that the loan has been held by the partnership, the partnership’s credit risk and concentration risk and the overall investment objectives of the partnership. Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Partnership loans may be sold to third parties or to the manager or its related mortgage funds; however, any loan sold to the manager or related mortgage fund will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the partnership; however, selling loans will increase limited partners’ capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

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

The partnership’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	the timing and amount of fees and cost reimbursements paid to RMC;
•	the timing and amount of other operating expenses, including expenses for professional services;
•	payments from RMC on the formation loan; and
•	line of credit advances and repayments.

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

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio in order to honor withdrawals requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Limited Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20%, the general partners shall have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners shall be determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

See the table in “Capital withdrawals” under Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this annual report for a detailed table showing the amount of capital withdrawals, which table is incorporated by this reference into this Item 1.

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

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. However, for loans secured by real property, other than owner-occupied personal residences, such considerations are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (“the loan-to-value ratio”, or “LTV”) as determined by an independent written appraisal at the time the loan is made. The LTV generally will not exceed 80% for residential properties (including multi-family), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the partnership’s secured loan and any senior debt and/or claims on the property is the “protective equity.”

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

See Results of Operations, Secured Loans included in Part II, Item 7 and Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for a detailed presentation on our secured loan portfolio and on the allowance for loan losses.

Competition

The San Francisco Bay Area, including the South Bay/Silicon Valley, and the Los Angeles metropolitan area are our most significant locations of lending activity. The economic vitality of these regions – as well as the stability of the national economy and the financial markets – is of primary importance in determining the availability of new lending opportunities and the performance of previously made loans.

The mortgage lending business is highly competitive, and we compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than RMC. We encounter significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, real estate investment trusts and other lenders with objectives similar in whole or in part to ours.

Human Capital Resources

The manager provides the personnel and services necessary to conduct business as the partnership has no employees of its own.

Regulations

We are engaged in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust.  We and RMC, which arranges and generally services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry continually are being introduced. The laws and regulations to which we and RMC are subject include rules and restrictions pertaining to:

•	the conduct of a mortgage lending business by a licensed California real estate broker or lender under state and federal law;
•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	federal and state loan disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	loan-servicing procedures;
•	secured transactions and foreclosure proceedings;
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers; and
•

with respect to the partnership, required filings with the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, including periodic reports such as Form 10-K and Form 10-Q, and with the States’ securities agencies.

Key federal and state laws, regulations, and rules relating to the conduct of our business include the following:

California Real Estate Law

The California Real Estate Law, codified in California Business and Professions Code Sections 10000 et seq., together with the Real Estate Commissioner’s rules thereunder, govern the licensing, administration and activities of licensed real estate brokers (including certain mortgage loan brokers) in the State of California, including rules relating to, among other things, licensing, borrower and investor disclosures, compensation and fees, disciplinary action, and transactions involving trust deeds and real property sale contracts generally.  We are not a licensed real estate broker but our manager, RMC, is so licensed and is subject to those laws and regulations.

RMC’s loan files and other books and records are subject to examination by the California Department of Real Estate.  Such examinations, as well as new regulations that may be issued in the future, could ultimately increase RMC’s and our administrative burdens and costs.

Dodd-Frank Wall Street Reform and Consumer Protection Act

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan secured by a dwelling is made, the lender is required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay the mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (“CFPB”), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

Real Estate Settlement Procedures Act (“RESPA”)

RESPA is a federal law passed in 1974 with the purpose of establishing settlement procedures for consumer real estate purchase and refinance transactions on residential (1-4 unit) properties. It establishes rules relating to affiliated business relationships, escrow accounts for property taxes and hazard insurance and loan servicing, among other things. It prohibits unearned referral fees from being charged in a covered transaction. RESPA and TILA (discussed below) also govern the format of the TILA-RESPA Integrated Disclosure forms, or “TRID” provided to consumers in residential real estate mortgage transactions.

Truth in Lending Act (“TILA”)

TILA is a federal law passed in 1968 for the purpose of regulating consumer financing. For real estate lenders, TILA requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate, and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing of the loan document. TILA and RESPA (discussed above) also govern the format of the TILA-RESPA Integrated Disclosure forms, or “TRID” provided to consumers in residential real estate mortgage transactions.

Home Ownership and Equity Protection Act (“HOEPA”) and California Covered Loan Law

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

Mortgage Disclosure Improvement Act

This federal law enacted in 2008, regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under the Real Estate Settlement Procedures Act.

Red Flags Rule

This federal rule was issued in 2007 under Section 114 of the Fair and Accurate Credit Transactions Act of 2003 and amended by the Red Flag Program Clarification Act of 2010. It requires lenders and creditors to implement an identity theft prevention program to identify and respond to account activity in which the misuse of a consumer’s personal identification may be suspected.

Gramm-Leach-Bliley Act (aka Financial Services Modernization Act of 1999)

This federal act passed in 1999 requires all businesses that have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information. As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

The California Homeowner Bill of Rights (“HOBR”)

This series of state laws, which initially became effective January 1, 2013, with many sections renewed and modified as of January 1, 2019, is intended to ensure fair lending and borrowing practices for California homeowners by guaranteeing basic fairness and transparency during the foreclosure process. Key provisions include restrictions on dual-track foreclosures, a guaranteed single point of contact, civil penalties for lenders filing unverified documents, and protections for tenants of foreclosed properties. HOBR also provides borrowers with the authority to seek redress of material violations of its rules, such as by an injunction (prior to foreclosure sale) or recovery of damages (after foreclosure sale).  In 2020, HOBR protections were extended to residential one to four unit properties occupied by tenants as their principal residence.

California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”)

Enacted in 2018 and effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA.  Enacted in 2020 and scheduled to become operative on January 1, 2023, the CPRA expands the scope and applicability of the CCPA while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations.  The CPRA also established a new enforcement body, the California Privacy Protection Agency (“CPPA”) and requires additional rulemaking on a number issues by the CPPA prior to its effective date.

The CCPA generally applies to businesses that both collect personal information from California consumers and either (i) have $25 million or more in annual gross revenues; or (ii) derive more than 50% of their annual revenue from selling consumers’ personal information.  Covered businesses are required to disclose the categories of personal information collected about consumers and to adopt privacy policies and procedures that, among other things, specifically allow consumers to request the deletion of their information and to exclude their information from sale.  The CPRA maintains the CCPA's existing monetary threshold for application to businesses with annual gross revenue over $25 million; however, it modifies the thresholds with respect to businesses that buy and sell personal information and deletes a commercial purpose limitation contained in the CCPA.

Neither the partnership nor RMC has or will sell information collected from consumers in connection with their lending businesses.  RMC does, however, collect personal information from potential borrowers, investors and other parties that constitutes personal information governed by the CCPA and the CPRA.  Some of this personal information is also shared with the partnership and other loan programs it manages for the purposes of conducting their business operations.  RMC and its loan programs currently do not have $25 million in gross revenues and are not directly subject to the CCPA.  However, RMC, the partnership and RMC’s other loan programs may, in the aggregate, exceed this $25 million threshold in the near future and RMC is currently in the process of voluntarily incorporating all or some of the CCPA requirements into its current privacy policies and intends to incorporate some or all of the CPRA requirements into its policies and procedures as implementing regulations and other guidance is released by the CPPA.

COVID-19 Foreclosure & Eviction Moratoriums

In response to the economic hardships caused by the COVID-19 epidemic the federal government, California and some other states as well as localities have imposed foreclosure and eviction moratoriums temporarily restricting the ability of lenders and property owners to initiate or continue foreclosure and eviction proceedings against individuals adversely affected by the COVID-19 pandemic.  The terms during which such moratoriums will remain effective vary and each remains subject to extension by the enacting governmental body. While effective, foreclosure moratoriums restrict our ability to foreclose on certain types of properties securing defaulted loans and increase the overall timeline to resolve these non-performing loans. Eviction moratoriums adversely affect the ability of our borrowers to collect rent from their properties which, in turn, may affect their ability to make payments on our loans.

Key federal and state laws, regulations, and rules relating to the offering of our units include the following.

Federal Securities Laws: The Securities Act of 1933 and The Exchange Act of 1944

Because our offering of limited partnership interests was registered under the Securities Act and we have registered the limited partner interests pursuant to Section 12(g) of the Exchange Act, we are a public reporting company. As a public reporting company, we are required to file annual, quarterly and other periodic reports with the SEC and comply with applicable provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations promulgated by the SEC. However, as discussed in Item 9A of this report, the partnership is externally managed by RMC and many of the requirements of Sarbanes-Oxley are not directly applicable to us since we do not have a board of directors, including an independent board member. The registration of our limited partnership interests pursuant to Section 12(g) of the Exchange Act, along with the satisfaction of certain other requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), enables the limited partnership interests to qualify as “publicly-offered securities” for purposes of ERISA and regulations issued thereunder. See Section 9A of this report.

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

Financial Industry Regulatory Authority Regulatory Notice 15-02

In 2015 the SEC approved amendments to rules of the Financial Industry Regulatory Authority (“FINRA”) applicable to securities of direct participation programs, such as our units and to non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members distributing our units must include in customer account statements our per unit estimated value that must be developed using a methodology reasonably designed to ensure our per unit estimated value’s reliability; and (ii) our per unit estimated value disclosed from and after 150 days following the second anniversary of the admission of investors in our public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. The rule changes also provide that the account statements must include additional disclosure regarding the sources of our distributions to limited partners.

COVID -19

The COVID-19 pandemic and the measures taken (and ongoing) to limit to the extent possible the spread of the virus had an impact on various aspects of our investments and business and on the operations and business of our manager. The national, California, and local economies – and the real estate markets - continue to be impacted, often adversely, by COVID-19. Unless and until a significant and sustained broad-based economic recovery occurs there exists greater likelihood of a negative impact on our business and/or investments. The continued spread of COVID-19 or any other similar outbreaks in the future and the continued impact on social interaction, economies and financial markets may have significant adverse effects on (i) California real estate markets and thereby the partnership’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments (ii) a decrease in the volume of loans funded and (iii) a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. Such outcomes would negatively affect interest income and, therefore, earnings, financial condition and results of operations of the partnership. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operation and prospects will depend on a number of evolving factors, including:

•

COVID-19 has not yet been contained and could continue to affect more households and businesses. The development and increasing distribution of vaccines for the virus appear to be having a positive impact on businesses and the economy; however, there is no way to predict when or if an economic recovery from the pandemic will occur and if such a recovery will be sustained over time.

•

Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses.  Although this response slowed the rate of spread of COVID-19 and supported economic stability, the potential exists for further resurgence to occur. Even with COVID-19 vaccinations having begun, national, California and local economies and real estate markets could suffer further disruptions that are lasting.

•	Continued disruptions in the workforce and economy may affect the ability of the borrowers to make loan payments or to otherwise perform in accordance with their loan terms.
•	Key personnel of our manager may become incapacitated by the COVID-19 virus adversely impacting our business.
•	The ability to enforce loan terms through foreclosure may be adversely effected by limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.
•	Loans secured by rental properties may be adversely impacted by restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.
•	The uncertainty of the effects of COVID-19 on borrowers, properties, and the economy generally may result in inaccuracy or delays in the recognition of loan losses or impairments.

Term of the partnership

The Partnership Agreement provides that the partnership will continue until 2032, unless sooner terminated.

Delivery of Annual Report

The Partnership will send an annual report to all holders of partnership interests and the report will include audited financial statements.

Additional Information

The SEC maintains an Internet site that contains reports and other information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments to these reports).  These filings are available free of charge on the SEC website at www.sec.gov.  The above references to the SEC’s website does not constitute incorporation by reference of the information contained on that website and should not be considered part of this document.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B – Unresolved Staff Comments

We are a smaller reporting company and a non-accelerated filer, both as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2 – Properties

None. The partnership has no operations of its own.

Our address is RMC’s principal office space. RMC is located in leased space at 177 Bovet Road, Suite 520, San Mateo, CA 94402.

Item 3 – Legal Proceedings

See Note 8 (Commitments and Contingencies Other than Loan and REO Commitments) to the financial statements included in Part II, Item 8 of this report for information regarding legal proceedings, which presentation is incorporated by reference into this Item 3.

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

In order to provide liquidity to partners, we provide certain liquidation rights. See “Capital withdrawals and early withdrawals” in Part I of this report.  As of February 28, 2021, we had approximately 3,076 limited partners with approximately 82,546,000 units of limited partnership interest.

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distributions

Cash distributions totaled approximately $1,832,000 and $2,343,000 in 2020 and 2019, respectively.  See “Distributions to limited partners” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein. We expect to make comparable distributions to limited partners in 2021.

Capital withdrawals

Withdrawals by quarter are presented in the following table ($ in thousands). All withdrawal payments are processed on the last day of the quarter, and are valued at $1 per unit.

	Capital withdrawals
	2020	2019
Q1	$4,891	$6,508
Q2	4,433	6,529
Q3	4,170	5,823
Q4	3,867	5,475
Total	$17,361	$24,335

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

The fair value less cost to sell of the REO portfolio is $9.3 million, representing a premium of approximately $500,000 over the book value, per the analysis, based principally on market values for comparable REO.

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

A provision for loan losses to adjust the allowance for loan losses (principal and/or interest) is recorded such that the net carrying amount is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior loans and net of any costs to sell in arriving at net realizable value.

At foreclosure, any excess of the recorded investment in the loan (accounting basis) over the net realizable value of the collateral is charged against the allowance for loan losses.

Fair value estimates

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including adjustments made for any attributes specific to the real estate property.

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

Results of Operations

COVID-19

During the first half of 2020, as a result of the disruptions caused by the pandemic, the partnership experienced a manageable increase in delinquencies and requests for forbearance agreements from borrowers, which declined during the second half of 2020. One borrower went to foreclosure in June 2020, and no loss was recorded as the net realizable value of the properties acquired approximated the partnership’s legal basis in the applicable notes.

Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts increased the timeline to resolve non-performing and /or maturing loans.  The majority of our borrowers continued to make monthly payments and negotiated in good faith, resulting in extensions on terms consistent with the original loan terms.

Delays in repayment of maturing loans and/or sales of properties acquired by foreclosure reduce the capital available for future loan originations and for redemptions of limited partners’ capital. The bank line of credit, loan sales to unaffiliated third parties, and loan transactions with the related mortgage funds provided more than sufficient liquidity throughout the year.

Our ability to maintain operations, deliver high-quality service and continue strong financial performance throughout 2020 is the result of the diligent and persistent professional staff of the manager and our professional partners in law, accounting/tax and real estate. The women and men of RMC, working remotely and balancing family needs and work demands, exceeded any and all of our reasonable expectations in a time of uncertainty and tragic grief in our country.

General economic conditions – California

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

In the publication “California’s Recovery Was Upended by Another Round of Lockdowns” March 12, 2021:

Lockdowns Stifle California's Recovery – “The resurgence in COVID cases from over the winter months led to another round of lockdowns at restaurants in many parts of California, leading to substantial job losses in both December and January. California's employers eliminated 69,900 jobs in January, following a 75,400-job drop in December. The bulk of declines in both months were at restaurants, bars, hotels and entertainment venues. With the number of new cases plummeting since the middle of January and new hospitalizations and deaths per day also falling sharply, California's economy is finally opening up in a convincing, and what looks to be, enduring way. Job growth should spring back to life in coming months as California gets back onto the road to recovery.”

California Took a Detour Off the Road to Recovery – “Nonfarm payrolls fell sharply in California during January, with 69,900 jobs lost during the month. January's decline follows a 75,400-job drop in December. Moreover, revisions to previously published data show that California's recovery has been weaker than previously reported. After losing 2,714,800 jobs in March and April of last year, California has regained just 34% of those losses, or 921,900 jobs. Previous data had shown California had recovered 44% of its earlier losses. By contrast, the nation has recovered roughly 58% of the jobs it lost during last spring's lockdowns.”

“The bulk of California's job losses over the past two months were in high-contact services. Restaurants, bars and hotels account for the largest block of job losses, with the industry losing 70,600 jobs in January and 106,200 jobs in December. Other industries posting notable job losses in January include arts, entertainment & recreation (-11,500), health care & social assistance (-10,300) and transportation, warehousing & utilities (-13,500). Manufacturing and construction payrolls also declined in January, losing 4,600 and 4,000 jobs, respectively. With the number of new cases falling sharply in recent weeks, California's economy is re-opening in a much more broad-based way, which we feel will prove enduring. The hard-hit hospitality sector should be the chief beneficiary, as it accounts for just over 44% of the 1.8 million job losses outstanding from the spring lockdowns.”

Jobless Claims Have Been Trending Lower – “First-time unemployment claims have been trending lower in California, which seems at odds with the recent trend in overall payrolls. Initial claims fell by 1,487 in the latest report and are near their pre-lockdown lows. Fraudulent claims greatly inflated initial claims at the onset of the pandemic, and the state has made a determined effort to eliminate this fraud, which likely explains part of the recent improvement in the data.”

“Job openings have clearly improved, although they remain below the levels seen pre-pandemic. The largest gains have been in education, health care and social services. Job openings in manufacturing have also risen sharply, while openings in professional & business services and the leisure & hospitality sector have improved somewhat more modestly.”

The K-Shaped Recovery Is More Evident in California - “The deep job losses in California's hospitality sector and repeated lockdowns widened the gap in employment prospects between high-wage and low-wage workers. Employment among workers earning $60,000 a year fell by less and recovered sooner than it did for middle-income or lower-income workers. In fact, after a brief recovery last spring, employment among persons earning $27,000 a year or less in California has actually trended lower. Lower income workers account for a larger share of workers in high-contact industries, which have been more directly affected by the repeated lockdowns put in place across California over the past year. By contrast, a fairly high proportion of California's higher-income workers tend to be employed in industries that can more easily work remotely.”

Key performance indicators

Key performance indicators are presented in the following table for 2020 and 2019 ($ in thousands).

	2020	2019
Secured loans principal – end of period balance	$74,080	$86,203
Secured loans principal – average daily balance	$80,216	$91,131

Interest income	$6,977	$7,853
Portfolio interest rate(1)	8.9%	8.7%
Effective yield rate(2)	8.7%	8.6%

Line of credit - end of period	$2,453	$—
Line of credit - average daily balance beginning September 28, 2020(3)	$3,060	$—

Mortgages payable - end of period	$2,449	$—
Mortgages payable - average daily balance beginning June 2020(4)	$2,449	$—

Interest expense
Line of credit	$84	$—
Mortgages payable	$59	$—

Recovery of loan losses	$(134)	$(1,563)

Operations expense	$3,629	$5,007

Net income	$3,448	$4,481
Percent(5)(6)	3.8%	4.0%

Limited partners’ capital – end of period	$82,991	$98,770
Limited partners’ capital – average balance	$90,609	$109,681
Limited partners’ capital – withdrawals(7)	$17,361	$24,335

1)	Stated note interest rate of secured loans, weighted daily average
2)	Percent of secured loans – average daily balance
3)

The partnership entered into a credit and term loan agreement (the loan agreement) in April 2020; the first advances on the line of credit provided for in the loan agreement were taken on September 28, 2020. See Note 7 (Line of Credit) to the consolidated financial statements included in Part II, Item 8 of this report on Form 10-K for a presentation of the activity and discussion of the terms and conditions of the loan agreement.

4)

In June 2020, the partnership acquired by foreclosure sale two adjoining properties subject to two first mortgages. See Note 5 (Real Estate Owned (“REO”)) to the consolidated financial statements included in Part II, Item 8 of this report on Form 10-K for a presentation of the activity and of the terms and conditions of the mortgages payable.

5)	Percent of limited partners’ capital – average balance (based on quarter end balances)
6)	Percent based on the net income available to limited partners (excluding 1% of income and loss allocated to general partners)
7)

Scheduled withdrawals of limited partner capital as of December 31, 2020 were approximately $31,469,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of December 31, 2019 were approximately $40,159,000.

Secured loans

The December 31, 2020 secured loan principal – end of period of approximately $74.1 million, was a reduction of 14.1% ($12.1 million) compared to the December 31, 2019 secured loan – end of period principal of approximately $86.2 million. The loan portfolio is declining as capital available to lend decreases over time due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. The reduction in capital available to lend from the decline in limited partners’ capital was offset in part – starting in September 2020 – by advances on the line of credit used to fund loan originations. The REO acquired in June 2020 by foreclosure sale reduced the capital available to lend; the properties were acquired subject to mortgages payable and will be listed for sale upon resolution of a legal dispute with the former owner/borrower. Secured loans as a percent of member’s capital (based on average balances) was 88.5% and 83.1% for 2020 and 2019, respectively.

As of December 31, 2020 limited partners’ capital-end of period of approximately $83.0 million was a reduction of 16.0% ($15.8 million) compared to the December 31, 2019 limited partners’ capital - end of period of approximately $98.8 million primarily due to limited partner capital withdrawals, partially offset by net income retained in the capital accounts of partners not electing periodic distribution of net income. See Note 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for detailed presentations on withdrawals of limited partners’ capital.

The outstanding balance on the line of credit was approximately $2.5 million at December 31, 2020 and had an average daily balance since September 2020 of approximately $3.1 million.

We have continued to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall conservative weighted-average loan-to-value ratio (“LTV”) at origination which at December 31, 2020 was 53.8%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 46.2% in the property, and we as lenders have loaned in the aggregate 53.8% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2020 ($ in thousands). The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$20,618	27.9%	$-	0.0%	$20,618	27.9%
40-49%	146	0.2	4,954	6.7	5,100	6.9
50-59%	8,141	11.0	848	1.1	8,989	12.1
60-69%	21,501	29.1	3,511	4.7	25,012	33.8
Subtotal <70%	50,406	68.2	9,313	12.5	59,719	80.7

70-79%	13,880	18.7	481	0.6	14,361	19.3
Subtotal <80%	64,286	86.9	9,794	13.1	74,080	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$64,286	86.9%	$9,794	13.1%	$74,080	100.0%

1)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2020 ($ in thousands). The LTV’s shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$4,404	5.9%	$—	0.0%	$4,404	5.9%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	5,380	7.3	—	0.0	5,380	7.3
Subtotal <70%	9,784	13.2	—	0.0	9,784	13.2

70-79%	5,355	7.2	—	0.0	5,355	7.2
Subtotal <80%	15,139	20.4	—	0.0	15,139	20.4

≥80%	—	0.0	—	0.0	—	0.0

Total	$15,139	20.4%	$—	0.0%	$15,139	20.4%

2)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
3)	Percent of secured loan principal - end of period.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days), are presented in the following table as of December 31, 2020.

	Loans		Principal		Interest
	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)	3	—	15,139	—	849	—	15,988
Total past due	3	—	$15,139	$—	$849	$—	$15,988

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses.

Performance overview/net income 2020 v. 2019

Net income available to limited partners as a percent of limited partners’ capital – average balance was 3.8% and 4.0% for the years ended December 31, 2020 and 2019, respectively. Net income for 2020 was approximately $3.5 million, a decrease of $1.0 million from approximately $4.5 million for 2019. Net income for 2019, included a recovery of a loan loss from a prior year of approximately $1.6 million, before RMC costs.

Net interest income in 2020 decreased approximately $1.0 million from 2019. Interest income declined approximately $870,000 (11.1%) in line with the decrease of $10.9 million (12.0%) in secured loans - average daily balance offset in small part by a 0.1% increase in the effective yield rate to 8.7%. Interest expense in 2020 was approximately $143,000 on advances on the line of credit and mortgages payable. There were no borrowings and no interest expense in 2019. In 2020 and 2019, revenue from late fees approximated $83,000 and $34,000, respectively. Gain on sale of loans approximated $26,000 and $38,000 for 2020 and 2019, respectively.

Operations expense for the year ended December 31, 2020 declined approximately $1.4 million (27.5%) compared to the year ended December 31, 2019 resulting from:

- the decline of approximately $334,000 in mortgage servicing fees ($175,000) and asset management fees ($74,000) resulting from declines in the secured loan principal and in limited partners’ capital; asset management fees in 2019 included $85,000 of fees earned and collected by RMC in conjunction with the $1.6 million loan loss recovery.

- the decline of approximately $535,000 in Costs from RMC, offset in part by an increase in professional services of approximately $124,000. In 2020 and 2019, RMC implemented methods to invoice the RMC-managed mortgage funds directly, in lieu of invoicing RMC and having the costs allocated to the respective funds.

- In 2019, REO valuation reserves were increased by $631,000; in 2020 there were no changes to the REO valuation reserves.

See “Analysis and discussion of income from operations 2020 v. 2019” below for additional detail.

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement (the loan agreement) with a bank pursuant to which RMI VIII can borrow up to a maximum principal of $10 million subject to a borrowing base calculation. Amounts borrowed under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures March 13, 2022 when all amounts outstanding are then due.

Analysis and discussion of income from operations 2020 v. 2019

Significant changes to revenue and expense for 2020 v. 2019 are summarized in the following table ($ in thousands).

	Net Interest	Recovery of	Operations	Net
	Income	Loan Losses	Expense	Income
For the years ended
December 31, 2020	$6,834	$(134)	$3,629	$3,448
December 31, 2019	7,853	(1,563)	5,007	4,481
Change	$(1,019)	$1,429	$(1,378)	$(1,033)

Change
Decrease limited partners' capital - average balance	—	—	(152)	152
Decrease secured loans principal - average daily balance	(930)	—	(175)	(755)
Effective yield rate	54	—	—	54
Amortization of debt issuance costs	(40)	—	—	(40)
Interest on line of credit	(44)	—	—	(44)
Interest on mortgages payable	(59)	—	—	(59)
REO sales, net	—	—	(99)	99
REO valuation adjustments	—	—	(631)	631
Collected recoveries year-over-year	—	1,479	—	(1,479)
Allowance for loan losses	—	(50)	—	50
Information technology for limited partners' capital accounts invoiced directly	—	—	(73)	73
Tax compliance costs for limited partners' capital accounts invoiced directly	—	—	52	(52)
Reimbursements to RMC, costs for recovery of loan losses	—	—	(129)	129
Other	—	—	(171)	208
Change	$(1,019)	$1,429	$(1,378)	$(1,033)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $1.0 million for the year 2020 compared to the year 2019.

Interest income decreased approximately $876,000 (11.1%) in 2020 compared to 2019. Secured loans principal – average daily balance decreased $10.9 million (12.0%) to approximately $80.2 million at December 31, 2020 ($91.1 million at December 31, 2019) consistent with the reduction in limited partners’ capital – end of period balance to approximately $83.0 million from $98.8 million, a $15.8 million (16.0%) decrease. The reduction in capital available to lend from the decline in limited partners’ capital was offset in part – starting in September 2020 - by advances on the line of credit used to fund loan originations. The REO acquired in June 2020 by foreclosure sale reduced the capital available to lend; the properties were acquired subject to mortgages payable and will be listed for sale upon resolution of a legal dispute with the former owner/borrower.

Interest expense for 2020 of $143,000 was comprised of interest of approximately $59,000 on two mortgages payable with principal totaling approximately $2.45 million acquired in conjunction with REO acquired in June 2020 by foreclosure; interest of approximately $44,000 on the line of credit advances; and approximately $40,000 of amortization of debt issuance costs associated with the line of credit since inception of the loan agreement in April 2020. There were no borrowings or interest expense in 2019.

Provision for (recovery of) loan losses/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions made to the allowance in 2020.

At December 31, 2020 and 2019 RMI VIII had a recorded allowance for loan loss of $50,000.

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

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed discussion on the recovery of loan losses.

Operations expense 2020 v. 2019

Significant changes to operations expense for 2020 v. 2019 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional	REO,
	Fees	Fees	RMC	Services	net	Other	Total
For the years ended
December 31, 2020	$1,213	346	876	1,139	31	24	$3,629
December 31, 2019	1,388	505	1,411	1,015	670	18	5,007
Change	$(175)	(159)	(535)	124	(639)	6	$(1,378)

Change
Decrease limited partners' capital - average balance	—	(74)	(78)	—	—	—	(152)
Decrease secured loans principal - average daily balance	(175)	—	—	—	—	—	(175)
REO sales, net	—	—	(32)	—	(67)	—	(99)
REO valuation adjustments	—	—	—	—	(631)	—	(631)
Information technology for limited partners' capital accounts invoiced directly	—	—	(95)	22	—	—	(73)
Tax compliance costs for limited partners' capital accounts invoiced directly	—	—	—	52	—	—	52
Reimbursements to RMC, costs for recovery of loan losses	—	(85)	(44)	—	—	—	(129)
Independent contractors engaged	—	—	(43)	43	—	—	—
Other	—	—	(243)	7	59	6	(171)
Change	$(175)	(159)	(535)	124	(639)	6	$(1,378)

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $175,000 in 2020 compared to 2019, was due to the decrease in the secured loan – average daily balance from $91.1 million in 2019 to $80.2 million in 2020. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees of approximately $159,000 in 2020 compared to 2019 was due to 1) the decrease in the limited partners’ capital - average balance from $109.7 million in 2019 to $90.6 million in 2020 and 2) in 2019 asset management fees included $85,000 of fees earned and collected by RMC in conjunction with the $1.6 million loan loss recovery. Asset management fees are charged by RMC in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

RMC is reimbursed by the partnership for operating expense incurred on behalf of the partnership. Qualifying operating expense – other than personnel expenses - including RMC’s accounting and auditing, legal,  telecommunication, technology services and general and administration expenses are allocated on a pro-rata basis i.e., by percentage of the partnership’s capital to the total capital of all mortgage funds managed by RMC. Payroll and consulting fees, i.e., personnel expenses, are first identified as qualifying based on activities performed, and then allocated similarly to the non-personnel expenses.

The decrease in costs from RMC of approximately $535,000 in 2020 compared to 2019 was due to the reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC, a decrease in the operating expense related to REO management – which is specifically allocated to the partnership, and a decrease in allocable personnel expenses due to independent contractors being engaged to perform services performed by employees of the manager in prior years.

The reduction for year ended December 31, 2020 as compared to the same period in 2019 is also due to a charge for a recovery of $144,000 in 2019 from a workout agreement which was received in the third quarter of 2019. The 2019 charge was offset, in part, by the final cost reimbursements to the manager of $100,000 in the first quarter of 2020 relating to the recovery.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses. The increase in professional services of approximately $124,000 for 2020 compared to 2019 was due primarily to:

• The recorded expense for fees paid to an independent service bureau for information technology related to recordkeeping and reporting for the accounts of individual investors. Beginning in 2019 – applicable service bureau fees were invoiced separately and directly to RMI VIII. In prior years, service bureau fees were invoiced to RMC (generally without separately identified specific-fund detail) and were allocated to the related mortgage funds as Costs from RMC.

• Tax compliance and advisory expenses increased primarily due to the true up of approximately $52,000 during the three months ended June 30, 2020 of the accrual for expenses relating to the preparation of limited partners’ K-1 tax forms.

• Consulting/contractor fees increased in 2020 due in part to outside contractors being engaged to provide services previously performed by employees of the manager.

REO, net

The December 31, 2020, REO balance was approximately $8.8 million compared to the December 31, 2019 balance of approximately $3.3 million. During 2020, two condominium units located in San Francisco County were sold with a gain of approximately $133,000. In June 2020, two single family residences on separate adjoining parcels in Los Angeles County (Hollywood Hills) were acquired by foreclosure sale, totaling approximately $5.8 million. At acquisition, mortgages payable, principal on these properties totaled approximately $2.4 million and other liabilities assumed totaled $170,000.

In 2020 there were no adjustments to the REO valuations reserves. In 2019, the valuation reserve on one property was increased by $210,000 prior to its sale. Also, in 2019, the valuation reserves on two properties were increased in total by approximately $421,000 as new appraisals coupled with analysis by the manager indicated a decline in the estimated net realizable value of the properties.

Month-to-month occupancy rents received (i.e., excluding storage and sign rents) of approximately $55,000 and $58,000 and storage and sign rents of approximately $39,000 and $56,000 in 2020 and 2019, respectively are included in REO, net on the income statement as holding costs.

See Note 5 (Real Estate Owned (“REO”)) to the financial statements included in Part II, Item 8 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2020	2019
Limited partners' capital
Withdrawals	$(17,361)	$(24,335)
Distributions	(1,832)	(2,343)
Formation loan, net of early withdrawal fees	309	651
Cash used in limited partners' capital	(18,884)	(26,027)

Borrowings
Line of credit advances, net	2,453	—
Interest paid	(29)	—
Debt issuance costs paid - line of credit	(108)	—
Promissory note to related party	850	—
Promissory note repaid to related party	(850)	—
Cash from borrowings	2,316	—

Loan earnings and payments
Interest received, net	6,561	7,569
Late fees	83	35
Recovery of loan losses	—	1,613
Principal collected	10,798	67,095
Loan transferred to related mortgage fund	3,374	—
Loans sold to non-affiliate, net	2,768	7,832
Loans funded, net	(7,718)	(63,600)
Promissory note funded to related party	(800)	—
Promissory note repaid by related party	800	—
Advances made on loans	(63)	(115)
Total cash from loan production	15,803	20,429

REO
Sale proceeds, net	368	281
Holding costs	(109)	(49)
Cash from REO operations and sales	259	232

Operations expense, excluding REO holding costs	(3,272)	(4,099)

Net decrease in cash	$(3,778)	$(9,465)
Cash, end of period	$364	$4,142

Earnings distributed to the limited partners

Income or loss is allocated among the limited partners according to their respective capital accounts after one percent (1%) of income or loss is allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Federal and state income taxes are the obligation of the members, other than the annual California franchise tax.

To determine the amount of cash to be distributed in any specific month, the manager relies in part on its forecast of full year profits, which takes into account the difference between the forecasted and actual results in the year.

The partnership’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	the timing and amount of gains received from loan sales, if any;
•	the timing and amount of fees and cost reimbursements paid to RMC;
•	the timing and amount of other operating expenses, including expenses for professional services;
•	payments from RMC on the formation loan; and
•	line of credit advances and repayments.

There is no requirement in our Partnership Agreement that we meet a required level of distributions to limited partners. The amount of distributions to limited partners is determined by the manager based on financial results and cash available for distribution taking into consideration the need to maintain adequate cash balances to support ongoing operation. The manager has broad discretion to maintain adequate cash balances to support ongoing operations.

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 61% at December 31, 2020 and 62% at December 31, 2019.

Withdrawals of limited partner capital

The partnership agreement provides that limited partners may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is a limited right of accelerated liquidation for a limited partner’s heirs upon a limited partner’s death.

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio to honor withdrawals requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and related mortgage fund) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Limited Partnership Agreement, no more than twenty percent (20%) of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year.

The table below sets forth withdrawals of limited partner capital for the years ended December 31 ($ in thousands).

Withdrawals	2020	2019
Without penalty	$15,403	$20,162
With penalty	1,958	4,173
Total	$17,361	$24,335

Scheduled, at December 31,	$31,469	$40,159

Scheduled limited partner capital withdrawals at December 31, 2020 are presented in the following table ($ in thousands).

2021	$12,831
2022	8,854
2023	5,900
2024	3,026
2025	812
Thereafter	46
Total	$31,469

Of the scheduled withdrawals of approximately $31,469,000, approximately $521,000 are subject to early withdrawal penalties as of December 31, 2020.

Borrowings

Since the first borrowing in September 2020 the line of credit has had an average daily balance of approximately $3,060,000. The December 31, 2020 ending balance was $2,453,000.

See Note 7 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for details  on the agreement.

Liquidity

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	line of credit borrowings;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to related mortgage funds;
•	REO sales;
•	payments from RMC on the outstanding balance of the formation loan; and
•	earnings retained (i.e., not distributed) in partners’ capital accounts.

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

RMI VIII’s cash balances are planned to be maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions, although these options are available if future circumstances warrant. The manager will continue to utilize line of credit advances, loan assignments to related mortgage funds and loan sales to unaffiliated third parties to meet the liquidity requirements of the partnership, while striving to fully deploy capital available to lend.

The partnership’s only obligation is to fund capital account withdrawal requests subject to cash available pursuant to the terms of the partnership agreement.

Contractual obligations, other than withdrawals of limited partners’ capital

At December 31, 2020, the partnership had no construction or rehabilitation loans outstanding.

Off-balance arrangements

At December 31, 2020, the partnership had no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement.

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

Redwood Mortgage Investors VIII, LP

San Mateo, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII (a California Limited Partnership) (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 2 and 4 to the Partnership’s consolidated financial statements, the Partnership has a gross loan portfolio of $74.1 million and related allowance for loan losses of $0.05 million as of December 31, 2020. In calculating the allowance for loan losses, the Partnership primarily considers the fair value of collateral associated with non‐performing loans over 90 days past due. The evaluation of the fair value of the collateral involves significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified the determination of the allowance for loan losses specific to the non‐performing loans over 90 days past due to be a critical audit matter. In evaluating the fair value of collateral, management considers current economic conditions and loan to value ratios when assessing its allowance for loan losses.  Management’s preferred method for determining the fair value of collateral is the sales comparison method, which may yield different values depending on assumptions used including the consideration of adjustments made for any attributes specific to the real estate property as disclosed in Note 6.  Management’s determination of loan losses requires significant judgments in the fair value of collateral included in appraisals, brokers’ opinion of values, and publicly available information on market transactions. Auditing these significant judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating whether changes in economic and real estate trends for the underlying property type and geographic location necessitate consideration in the calculation for the allowance for loan losses.
•	Considering the reasonableness of the loan to value ratio by evaluating the fair value of the underlying collateral.
•

Utilizing personnel with specialized knowledge and skills in real estate valuation to assist in assessing the appropriateness of the valuation methodologies, assessing the reasonableness of the comparable real estate sales transactions in the appraisals, and assessing the reasonableness of adjustments made to the comparable real estate sales transactions in the appraisals in evaluating the fair value of the loan collateral.

Real Estate Owned

As described in Note 5 to the consolidated financial statements, the Partnership held real estate owned (“REO”) as of December 31, 2020, comprised of five properties with a carrying value, net of approximately $8.8 million including one undeveloped land zoned commercial property in Stanislaus County and two single-family residences on separate adjoining parcels in Los Angeles County. REO is recorded at fair value less estimated costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less estimated costs to sell. The evaluation of the fair value of the REO involves significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified the determination of the fair value of the land in Stanislaus County and the single-family residences on separate adjoining parcels in Los Angeles County to be a critical audit matter.  Management’s determination of fair value is derived from information available in the real estate markets including similar property and require the experience and judgment of third parties such as appraisers and brokers, which may yield different values depending on assumptions used including the sales comparisons used and the consideration of adjustments made to the sale comparisons.  Auditing these significant judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedure we performed to address the critical audit matter included:

•

Utilizing personnel with specialized knowledge and skills in real estate valuation to assist in assessing the appropriateness of the valuation methodologies, assessing the reasonableness of the comparable real estate sales transactions in the appraisals, and assessing the reasonableness of the adjustments made to the comparable real estate sales transactions in the appraisals in evaluating the REO fair value.

/S/ BDO USA, LLP

We have served as the Partnership's auditor since 2015.

San Francisco, California

April 15, 2021

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2020 and 2019

($ in thousands)

	December 31,	December 31,
	2020	2019
ASSETS
Cash, in banks	$364	$4,142
Loan payments in trust	116	19
Loans
Principal	74,080	86,203
Advances	164	167
Accrued interest	716	692
Prepaid interest	—	(121)
Loan balances secured by deeds of trust	74,960	86,941

Allowance for loan losses	(50)	(50)
Loan balances secured by deeds of trust, net	74,910	86,891

Real estate owned (REO), net	8,805	3,252

Debt issuance costs, net	67	—

Other assets	59	50
Total assets	$84,321	$94,354

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$184	$15
Accrued liabilities	882	550
Line of credit	2,453	—
Mortgages payable	2,449	—
Total liabilities	5,968	565

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	82,991	98,770
General partners’ deficit	(655)	(689)
Total partners’ capital	82,336	98,081

Receivable from manager (formation loan)	(3,983)	(4,292)

Partners’ capital, net of formation loan	78,353	93,789

Total liabilities and partners’ capital	$84,321	$94,354

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2020 and 2019

($ in thousands)

	2020	2019
Revenue
Interest income	$6,977	$7,853
Interest expense
Line of credit	(84)	—
Mortgages payable	(59)	—
Total interest expense	(143)	—
Net interest income	6,834	7,853

Late fees	83	34
Gain on sale, loans	26	38
Total revenue, net	6,943	7,925

Recovery of loan losses	(134)	(1,563)

Operations expense
Mortgage servicing fees	1,213	1,388
Asset management fees	346	505
Costs from Redwood Mortgage Corp.	876	1,411
Professional services	1,139	1,015
REO, net (Note 5)	31	670
Other	24	18
Total operations expense	3,629	5,007

Net income	$3,448	$4,481

Net income
Limited partners (99%)	$3,414	$4,436
General partners (1%)	34	45
	$3,448	$4,481

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2020 and 2019

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2019	$98,770	$(689)	$98,081
Net income	3,414	34	3,448
Distributions	(1,832)	—	(1,832)
Withdrawals	(17,361)	—	(17,361)
Balance, December 31, 2020	$82,991	$(655)	$82,336

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2018	$121,012	$(734)	$120,278
Net income	4,436	45	4,481
Distributions	(2,343)	—	(2,343)
Withdrawals	(24,335)	—	(24,335)
Balance, December 31, 2019	$98,770	$(689)	$98,081

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

($ in thousands)

	2020	2019
Operating Activities
Interest income received	$6,561	$7,569
Interest expense	(29)	—
Late fees	83	35
Operations expense	(3,381)	(4,148)
Total cash provided by operating activities	3,234	3,456

Investing Activities
Loans
Principal collected	10,798	67,095
Loans funded	(7,718)	(63,600)
Loans transferred to related mortgage funds	3,374	—
Loans sold to non-affiliate, net	2,768	7,832
Recovery of loan losses	—	1,613
Advances made on loans	(63)	(115)
Promissory note funded to related party	(800)	—
Promissory note repaid by related party	800	—
Total - Loans	9,159	12,825

REO - sales proceeds, net	368	281
Total cash provided by investing activities	9,527	13,106

Financing Activities
Partners' capital
Partner withdrawals	(17,361)	(24,335)
Partner distributions	(1,832)	(2,343)
Early withdrawal penalties	196	412
RMC payments - formation loan	113	239
Cash distributions to partners, net	(18,884)	(26,027)
Promissory note received from related party	850	—
Promissory note repaid to related party	(850)	—
Line of credit
Advances	3,640	—
Repayments	(1,187)	—
Debt issuance Costs	(108)	—
Cash from line of credit	2,345	—
Total cash used in financing activities	(16,539)	(26,027)
Net decrease in cash	(3,778)	(9,465)
Cash, beginning of period	4,142	13,607
Cash, end of period	$364	$4,142

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

($ in thousands)

Reconciliation of net income to net cash provided by operating activities:

	2020	2019
Cash flows from operating activities
Net income	$3,448	$4,481
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale, loans	(26)	(38)
Recovery of loan losses	(134)	(1,613)
Amortization of debt issuance costs	40	—
Provision for loan losses	—	50
REO – gain on disposal	(133)	(14)
REO – impairment	—	631
Change in operating assets and liabilities
Accrued interest	(201)	(64)
Prepaid interest	(121)	(220)
Loan payments in trust	(97)	—
Other assets	171	63
Accounts payable and accrued liabilities	287	180
Net cash provided by operating activities	$3,234	$3,456
Supplemental disclosures of cash flow information - REO
Non-cash investing activities
Real estate (REO) acquired by foreclosure	$5,787	$—
Mortgages payable (REO acquired by foreclosure)	(2,449)	—
Mortgage payable interest, property taxes, and other liabilities assumed at foreclosure	(175)	—
Settlement of loan and interest receivable net of liabilities assumed at foreclosure	(3,163)	—

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (“RMI VIII” or the “partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.

The partnership is externally managed by Redwood Mortgage Corp. (“RMC”), a general partner. The general partners are RMC and Michael R. Burwell (“Burwell”), an individual. The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct the business as the partnership has no employees of its own. The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

The rights, duties, and powers of the limited partners and general partners of the partnership are governed by the Limited Partnership Agreement (“Partnership Agreement”).

Limited partners representing a majority of the outstanding units may, without the consent of the general partners, vote to: (i) dissolve the partnership; (ii) amend the partnership agreement subject to certain limitations; (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership; and (iv) remove or replace one or all of the general partners. A majority in interest of partnership units is required to elect a new general partner to continue the partnership business after a general partner ceases to be a general partner due to its withdrawal.

The following is a summary of certain provisions of the Partnership Agreement and is qualified in its entirety by the terms of the agreement itself. Limited partners should refer to the Partnership Agreement for complete disclosure of its provisions.

The partnership’s primary investment objectives are to:

•	yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their related mortgage funds; and,
•	preserve and protect the partnership’s capital.

The ongoing sources of funds for loans are the proceeds (net of withdrawals from partner capital accounts, subject to limitations) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	line of credit advances;
•	loan sales to unaffiliated third parties and loan transfers by executed assignment to related mortgage funds;
•	REO sales;
•	payments from RMC on the outstanding balance of the formation loan; and
•	earnings retained (i.e., not distributed) in partners’ capital accounts.

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

Loans sold to third parties may be sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Partnership loans may be sold to third parties or to the manager or its related mortgage funds; however, any loan sold to the manager or a related mortgage fund will be sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager will not receive commissions or broker fees with respect to loan sales conducted for the partnership; however, selling loans will increase partnership capital available for investing in new loans for which the manager will earn brokerage fees and other forms of compensation.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Net income (loss) is allocated among the limited partners according to their respective capital accounts after one percent (1%) of the net income (losses) are allocated to the general partners. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Investors should not expect the partnership to provide tax benefits of the type commonly associated with limited partnership tax shelter investments. Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries.

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 61% at December 31, 2020 and 62% at December 31, 2019.

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Since that time, COVID-19 has spread throughout the United States, including in the California regions and markets in which the partnership lends. In response, national, state, and local governments took, and are expected to continue to take, various actions to slow the spread of COVID-19. These actions substantially limited the operation of non-essential businesses and the activities of individuals throughout 2020 and into 2021 causing a significant adverse effect on the global, US, and California economies as well as disruption to the financial and real estate markets. Despite the recent re-openings of businesses in California and improvement in the economy in recent months, economic activity remains far below its pre-pandemic level and unemployment remains elevated.  The ultimate effect of COVID-19 on the California real estate markets and the broader economy is not known nor is the ultimate length of time California and other regions will be subject to the restrictions to curb the spread of COVID-19.

As of December 31, 2020, the partnership has not experienced a significant increase in the number of borrowers delaying payments compared to December 31, 2019. The requests for delay in payments or payment relief may not be indicative of requests in any future period. A worsening of future cash flows from borrower missed or delayed payments could result in the partnership experiencing an increase in loans being designated non-accrual and an increase in payments in arrears and possibly foreclosures. However, as the partnership generally lends at loan to value ratios below 70% and there have generally been no significant declines in California real estate market prices, the partnership has not increased its allowance for loan losses during the year ended December 31, 2020.

During the first half of 2020, as a result of the disruptions caused by the pandemic, the partnership experienced a manageable increase in delinquencies and requests for forbearance agreements from borrowers, which declined during the second half of 2020. One borrower went to foreclosure in June 2020, and no loss was recorded as the net realizable value of the properties acquired approximated the partnership’s legal basis in the applicable notes. Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts increased the timeline to resolve non-performing and /or maturing loans.  The majority of borrowers continued to make monthly payments and negotiated in good faith, resulting in extensions on terms consistent with the original loan terms. Delays in repayment of maturing loans and/or sales of properties acquired by foreclosure reduce the partnership’s capital available for future loan origination and for withdrawals of capital.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The continued spread of COVID-19 or any other similar outbreaks in the future and the continued impact on social interaction, economies and financial markets may have significant adverse effects on (i) California real estate markets and thereby the partnership’s business, financial condition and result of operations due to the possibility of some borrowers having a reduced capacity and/or commitment to make principal and interest payments (ii) a decrease in the volume of loans funded and (iii) a decline in the values of the California real properties that serve as collateral for the loans. Declines in the value of real estate may lead to increases in the allowance for loan losses. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may lower the interest rate charged by banks and other competitors of the manager for real estate secured loans and which may reduce loan originations and increase loan payoffs. An increase in loan payoffs may negatively affect interest income and, therefore, earnings, financial condition and results of operations of the partnership since new loans to replace the payoffs may be at lower interest rates. The extent of the impact of the COVID-19 pandemic on the partnership’s capital, liquidity, and other financial positions and on the partnership’s business, results of operation and prospects will depend on a number of evolving factors, including:

•

COVID-19 has not yet been contained and could continue to affect more households and businesses. The development and increasing distribution of vaccines for the virus appear to be having a positive impact on businesses and the economy; however, there is no way to predict when or if an economic recovery from the pandemic will occur and if such a recovery will be sustained over time.

•

Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses.  Although this response slowed the rate of spread of COVID-19 and supported economic stability, the potential exists for further resurgence to occur. Even with COVID-19 vaccinations having begun, national, California and local economies and real estate markets could suffer further disruptions that are lasting.

•	Continued disruptions in the workforce and economy may affect the ability of the borrowers to make loan payments or to otherwise perform in accordance with their loan terms.
•	Key personnel of the manager may become incapacitated by the COVID-19 virus adversely impacting the business.
•	The ability to enforce loan terms through foreclosure may be adversely affected by limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.
•	Loans secured by rental properties may be adversely impacted by restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the future impact of the COVID-19 outbreak on the financial condition or results of operations and liquidity of the partnership. While the partnership has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, California and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law. The CARES Act includes various measures to provide relief to companies. At the time of issuance of the partnership’s financial statements, the manager has not taken and does not expect to take advantage of any measures under the CARES Act.  Although the manager does not expect the CARES Act to have a direct impact on the partnership, it may have an indirect impact on the partnership’s borrowers and its manager.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partners’ capital, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve significant level of uncertainty and have had or are reasonably likely to have a material impact on the partnership’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ materially from these estimates.

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

The fair value of real property is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate property.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Cash in banks

At December 31, 2020, substantially all of the partnership’s cash balances in banks exceed the federal depository insurance limit of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating. See Note 7 (Line of Credit) for compensating balance arrangements.

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

In the normal course of the partnership’s operations, performing loans that mature may be renewed at then current market rates and terms for new loans.

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (non-performing). If a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring (“TDR").

In March 2020, various federal regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID- 19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the partnership had not made any loan modifications under this guidance.

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

December 31, 2020 and 2019

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

If based upon current information and events, it is probable the partnership will not collect substantially all amounts due according to the contractual terms of the original loan agreement, then a loan is designated as impaired. An insignificant delay or insignificant shortfall in the amount of payments does not constitute non-performance with the contractual terms of the original loan agreement if the manager expects to collect the amounts due including interest accrued at the contractual interest rate for the period of delay.  In determining the probability that the borrower will not substantially perform according to the terms of the original loan agreement, the manager considers the following factors:

-	Payment status – if payments are in arrears more than 90 days (typically 3 payments past due) loans are designated impaired unless resolution of the delinquency is expected without significant delay.
-	Bankruptcy – if the borrower files bankruptcy, the loan is designated impaired.
-	Notice of sale – if the partnership files a notice of sale, the loan is designated impaired.

Payments on impaired loans are applied in the following order: late fees, accrued interest, advances, and lastly to principal.

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

Real estate owned (“REO”)

Real estate owned (“REO”) is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense as an adjustment to the valuation allowance. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains or losses on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis, which approximates the interest method, as interest expense over the term of the line of credit.

Recently issued accounting pronouncements

- Accounting and Financial Reporting for Expected Credit Losses

The FASB issued an Accounting Standards Update (“ASU”) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (“CECL”) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

The partnership invests in real estate secured loans made with the expectation that the possibility of credit losses is remote as a result of substantial protective equity provided by the underlying collateral.  The real estate secured programs and low loan-to-value ratios have caused the partnership to expect that the adoption of the CECL model from the incurred loss models presently in use as to credit loss recognition will likely not materially impact the reported results of operations or financial position of the partnership. However, the impact, if any, upon adoption will be dependent upon the facts and circumstances relating to the partnership’s loans at that date.

- Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides temporary optional expedients for various agreements and contracts that utilize the London Interbank Offered Rate (“LIBOR”) as the benchmark reference rate. The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate. The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis. As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect from March 12, 2020 through December 31, 2022. The partnership is currently evaluating the impact of the potential discontinuance of LIBOR in relation to the partnership’s line of credit and has not yet adopted the optional relief.

NOTE 3 –GENERAL PARTNERS AND OTHER RELATED PARTIES

The Partnership Agreement provides for compensation of the general partners and the manager. The general partners are entitled to 1% of profits or loss of the partnership and asset management fees. The manager is entitled to other fees, loan brokerage commissions, and reimbursement of qualifying costs.

In 2010, and continuing until December 31, 2019, RMC assigned its right to two-thirds of the one percent (0.66%) of the partnership’s income or losses to Burwell in exchange for Burwell assuming one hundred percent (100%) of the general partners’ deficit. This agreement expired January 1, 2020 and was not extended.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Commissions and fees paid by the borrowers to RMC

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

Formation loan

Formation loan transactions are presented in the following table ($ in thousands).

	2020	2019
Balance, January 1	$4,292	$4,943
Early withdrawal penalties	(196)	(412)
Repayments	(113)	(239)
Balance, December 31	$3,983	$4,292

RMC is repaying the formation loan such that the formation loan will be paid in full by 2026. Beginning December 31, 2020, RMC will make quarterly payments of principal, without interest, of $162,500, less early withdrawal penalties until such time – in the opinion of the manager - as the market uncertainties resulting from the COVID-19 pandemic are substantially resolved and loan brokerage commissions earned by the manager on new loan originations return to pre-pandemic levels. Annual payments of $650,000 are expected to resume by December 2022. The primary source of repayment of the formation loan are the loan brokerage commissions earned by RMC. The formation loan is forgiven if the manager is removed and RMC is no longer receiving payments for services rendered.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Withdrawals of limited partners’ capital

The table below sets forth withdrawals of limited partners' capital ($ in thousands).

Withdrawals	2020	2019
Without penalty	$15,403	$20,162
With penalty	1,958	4,173
Total	$17,361	$24,335

Scheduled, at December 31,	$31,469	$40,159

Of the scheduled withdrawals of approximately $31,469,000, approximately $521,000 are subject to early withdrawal penalties.

Other related party transactions

-Payable to/receivable from related parties- From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At December 31, 2020 the payable to related parties consisted of accounts payable and cost reimbursements to the manager and related mortgage funds of $3,388, which was offset by a receivable of $5,101 due from the manager and related mortgage funds.  The net amount due from the manager and related mortgage funds as of December 31, 2020 totals $1,713 and is included in other assets on the consolidated balance sheet.  The receivable was received from the manager and the payable was paid to the manager in March 2021.  There were no amounts due to or from the manager and related mortgage funds as of December 31, 2019.

- Loan transactions with related parties- In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC-managed mortgage funds at par which approximates market value. In 2020, the partnership transferred to two related mortgage funds four performing loans with aggregate principal of approximately $3,374,000 in-full at par value, which approximates fair value. RMI VIII was paid cash for the loans and has no continuing obligation or involvement with the loans.

No loans were transferred by executed assignments between the related mortgage funds in 2019.

-Promissory note payable to a related party (RMI IX) - On September 30, 2020, RMI VIII borrowed $850,000 from Redwood Mortgage Investors IX (RMI IX) secured by the net cash flow payable on two mortgage loans totaling approximately $2,331,000 each of which were designated by RMI VIII as held for sale and expected to be sold to a third-party purchaser prior to November 30, 2020. Interest on the note accrued at a rate equal to RMI IX’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020. The note was secured by all proceeds payable to RMI VIII upon the sale or repayment of the loans net of any amounts outstanding by RMI VIII on its line of credit secured by the loans. On October 14, 2020, RMI VIII repaid the note plus $2,700 in interest.

-Promissory note receivable from a related party (RMI IX) - On October 19, 2020, RMI VIII loaned $800,000 to RMI IX secured by the net cash flow payable on five mortgage loans totaling approximately $7,535,000 each of which were designated by RMI IX as held for sale and expected to be sold to a third-party purchaser prior to November 30, 2020. Interest on the note accrued at a rate equal to RMI VIII’s pro rata share of the weighted average interest payable on the held for sale loans through a term ending on the earlier of: (i) the closing of the purchase of the held for sale loans; and (ii) November 30, 2020. The note was secured by all proceeds payable to RMI IX upon the sale or repayment of the loans net of any amounts outstanding by RMI IX on its line of credit secured by the loans. On October 30, 2020, RMI IX repaid the note plus $1,831 in interest.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and purchased at the current par value, which approximates fair value. See Note 3 (General Partners and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of December 31, 2020, 22 of the partnership’s 33 loans (representing 85% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years.  Substantially all loans are written without a prepayment penalty provision.

As of December 31, 2020, 14 of the loans outstanding (representing 76% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	2020	2019
Principal, beginning of period	86,203	97,438
Loans funded	7,718	63,600
Principal collected	(10,798)	(67,095)
Loan transferred to related mortgage fund	(3,374)	—
Loans sold to non-affiliate	(2,730)	(7,740)
Foreclosures(1)	(2,939)	—
Principal, December 31	$74,080	$86,203

(1)

The partnership foreclosed on one loan, with a recorded investment of approximately $3,163,000. The net investment in the loan was adjusted to the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans, which resulted in the recognition of foregone interest of approximately $140,000.

During the years ended December 31, 2020 and 2019, the partnership renewed 18 and 9 loans with aggregate principal of approximately $53,340,000 and $13,814,000, respectively, which are not included in the activity shown in the above table. The loans were performing and collection was deemed probable at maturity (i.e., the LTV was within the partnership’s lending parameters), at the time they were extended.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank (and are presented on the consolidated balance sheet as “Loan payments in trust”). Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at December 31, 2020 were disbursed to the partnership’s account by January 15, 2021. Loan payments in trust at December 31, 2019 were disbursed to the partnership’s account by January 23, 2020.

The partnership funds loans with the intent to hold the loans until maturity. From time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership.

•

In December 2020, two loans with a principal of approximately $2,730,000 and accrued interest of approximately $13,500 were sold to an unaffiliated third party.  After commissions to third parties the partnership recognized a gain of approximately $26,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

•

In July 2019, three loans with an aggregate principal balance of approximately $7,740,000 were sold to an unaffiliated third party.  After commissions to third parties the partnership recognized a gain of approximately $38,000.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2020	2019
Number of secured loans	33	47
Secured loans – principal	$74,080	$86,203
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%
Average secured loan – principal	$2,245	$1,834
Average principal as percent of total principal	3.0%	2.1%
Average principal as percent of partners’ capital, net of formation loan	2.9%	2.0%
Average principal as percent of total assets	2.7%	1.9%
Largest secured loan – principal	$10,200	$10,200
Largest principal as percent of total principal	13.8%	11.8%
Largest principal as percent of partners’ capital, net of formation loan	13.0%	10.9%
Largest principal as percent of total assets	12.1%	10.8%
Smallest secured loan – principal	$46	$51
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%
Number of California counties where security is located	14	15
Largest percentage of principal in one California county	40.0%	38.2%
Number of secured loans with filed notice of default	—	1
Secured loans in foreclosure – principal	$—	$2,939
Number of secured loans with prepaid interest	—	2
Prepaid interest	$—	$121

As of December 31, 2020, the partnership’s largest loan, with an unpaid principal balance of $10,200,000 is secured by an industrial building in San Francisco, bears an interest rate of 9.5%, and matures on March 1, 2021. In March 2021 the borrowers and the manager executed a one-year extension to March 2022.

As of December 31, 2020, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Lien position

Secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	24	$64,286	87%	31	$72,621	84%
Second trust deeds	9	9,794	13	16	13,582	16
Total principal, secured loans	33	74,080	100%	47	86,203	100%
Liens due other lenders at loan closing		15,759			29,817
Total debt		$89,839			$116,020
Appraised property value at loan closing		$180,041			$226,185
Percent of total debt to appraised values (LTV) at loan closing(2)		53.8%			55.1%
(2)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount of senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2020			December 31, 2019
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	19	$16,598	22%	32	$30,629	36%
Multi-family	1	6,300	9	2	7,072	7
Commercial	12	49,682	67	12	48,117	56
Land	1	1,500	2	1	385	1
Total principal, secured loans	33	$74,080	100%	47	$86,203	100%

(3)

Single family property type as of December 31, 2020 consists of 8 loans with aggregate principal of approximately $3,344,000 that are owner occupied and 11 loans with aggregate principal of approximately $13,254,000 that are non-owner occupied. At December 31, 2019, single family property consisted of 12 loans with aggregate principal of approximately $7,642,000 that were owner occupied and 20 loans with aggregate principal approximately of $22,987,000 that were non-owner occupied.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Distribution by California Counties

The distribution of secured loans by counties is presented in the following table ($ in thousands).

	December 31, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$29,659	40.0%	$32,908	38.2%
San Mateo	16,756	22.6	17,221	20.0
Santa Clara	4,600	6.2	6,281	7.3
Alameda	823	1.1	3,349	3.9
Napa	—	0.0	548	0.6
Contra Costa	302	0.4	308	0.3
Marin	917	1.2	513	0.6
	53,057	71.5	61,128	70.9
Other Northern California
Placer	1,500	2.0	—	—
Santa Cruz	485	0.7	1,376	1.6
Amador	701	0.9	719	0.8
Mariposa	46	0.1	51	0.1
Monterey	—	0.0	193	0.2
	2,732	3.7	2,339	2.7
Northern California Total	55,789	75.2	63,467	73.6
Los Angeles & Coastal
Los Angeles	10,199	13.8	14,623	17.0
Santa Barbara	2,070	2.8	2,085	2.4
Orange	642	0.9	648	0.8
	12,911	17.5	17,356	20.2
Other Southern California
San Bernardino	5,380	7.3	5,380	6.2
	5,380	7.3	5,380	6.2
Southern California Total	18,291	24.8	22,736	26.4
Total principal, secured loans	$74,080	100.0%	$86,203	100.0%

(4)	Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Scheduled maturities

Secured loans are scheduled to mature as presented in the following table as of December 31, 2020 ($ in thousands).

	Loans	Principal	Percent
2021	17	$43,920	59%
2022	10	20,141	27
2023	2	3,798	5
2024	2	1,078	2
2025	—	—	—
Thereafter	1	739	1
Total scheduled maturities	32	69,676	94
Matured as of December 31, 2020	1	4,404	6
Total principal, secured loans	33	$74,080	100%

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payment in arears that are based on the notes and do not consider forbearance agreements.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

Delinquency

Secured loans, principal summarized by payment delinquency is presented in the following table ($ in thousands).

	December 31, 2020		December 31, 2019
	Loans	Principal	Loans	Principal
Current	30	$58,941	43	$73,893
Past Due
30-89 days	—	—	—	—
90-179 days	—	—	1	5,355
180 or more days	3	15,139	3	6,955
Total past due	3	15,139	4	12,310
Total principal, secured loans	33	$74,080	47	$86,203

Delinquency is presented based on original terms of note and does not consider forbearance agreements. At December 31, 2020 there were two forbearance agreements in effect with aggregate principal of $10,735,000, which is included in the table above as 180 or more days past due.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

During 2020, the partnership entered into two forbearance agreements.

-A loan with principal of $5,355,000 which is collateralized by a commercial building in San Mateo County matured on October 1, 2019 and was designated impaired and in non-accrual status at June 30, 2020. The partnership entered into a forbearance agreement with the borrower in June 2020 whereby the borrower agreed to resume monthly payments of interest and the partnership agreed to forgo collection of default interest and defer the maturity date until January 1, 2021. In December 2020 the partnership entered into a second forbearance agreement with the borrower whereby the borrower agreed to pay all past due interest, resume monthly payments of interest, and make a principal payment of $675,000 by March 31, 2021 and the partnership agreed to forgo collection of default interest and defer the maturity date until December 31, 2021.

-A loan with principal of $5,380,000, which is collateralized by a commercial property in San Bernardino County, matured on July 1, 2020 and was designated impaired at May 30, 2020, and in non-accrual status at September 1, 2020. The partnership entered into a forbearance agreement with the borrower to defer the maturity date until December 1, 2020. The forbearance agreement expired at December 1, 2020 and was renewed with a new maturity date of July 31, 2021 and additional terms and conditions, including that the property be listed for sale.

No loan forbearance agreements/payment modifications were made during 2020 that would be deemed troubled debt restructurings, and none were in effect at December 31, 2019.

Non-performing secured loans

Non-performing loans as of December 31, 2020 and December 31, 2019 totaled approximately $15.1 million (consisting of 3 loans) and $12.3 million (consisting of 4 loans), respectively.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) are presented in the following table as of December 31, 2020 ($ in thousands).

	Loans		Principal		Interest(5)
	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments) (6)	3	—	15,139	—	849	—	15,988
Total past due	3	—	$15,139	$—	$849	$—	$15,988

(5)

Interest includes foregone interest of approximately $512,000 on non-accrual loans past maturity. December 2020 interest is due January 1, 2021 and is not included in the payments in arrears at December 31, 2020.

(6)

Two loans, with an aggregate principal of approximately $10,735,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at December 31, 2020. See the disclosure above for a discussion of the terms of the forbearance agreements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) are presented in the following table as of December 31, 2019 ($ in thousands).

	Loans		Principal		Interest(7)
	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	1	—	5,355	—	76	—	5,431
180 or more days (more than 6 payments)	3	—	6,955	—	394	—	7,349
Total past due	4	—	$12,310	$—	$470	$—	$12,780

(7)

Interest includes foregone interest of approximately $243,000 on non-accrual loans past maturity. December 2019 interest was due January 1, 2020 and is not included in the payments in arrears at December 31, 2019.

Secured loans in nonaccrual status are summarized in the following table ($ in thousands).

	December 31, 2020	December 31, 2019
Number of loans	3	3
Principal	$15,139	$6,955
Advances	24	25
Accrued interest	368	184
Total recorded investment	$15,531	$7,164
Foregone interest	$582	$298

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

At December 31, 2020, there were no loans 90 days or more days past due that were not in non-accrual status. At December 31, 2019 one loan with principal of approximately $5,355,000 and accrued interest of approximately $114,000 was 90 or more days delinquent as to principal or interest and was not in non-accrual status.

Provision/allowance for loan losses and impaired loans

Generally, the partnership has not recorded an allowance for loan losses as all loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. From time to time, the manager may deem it in the best interest of the partnership to agree to concessions to borrowers to facilitate a sale of collateral or a borrower’s refinance transaction primarily for secured loans in second lien position.

Accordingly, at December 31, 2020 and 2019, the partnership had an allowance for loan losses of $50,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Activity in the allowance for loan losses is presented in the following table.

	2020	2019
Balance, January 1	$50	$—
Provision for loan loss	—	50
Balance December 31	$50	$50

In June 2020, the partnership recorded a recovery of loan losses of $134,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off.

In September 2019, RMI VIII received $1,612,500 pursuant to the terms of a workout agreement dated October 21, 2011, between RMI VIII and a borrower in default on certain loans secured by various California properties. As part of a workout, RMI VIII received an assignment of a non-voting economic membership interest in the developer’s joint venture, in an amount equal to 25% of all distributions of profit and return of invested capital attributable to the developer’s interest, but excluding management and development fees, payable to the developer from certain joint ventures from which the developer receives a share of the proceeds of the properties. In the third quarter of 2018 one of the two properties held by the joint venture was transferred to an affiliate of the joint venture. The joint venture operating agreement prohibits distributions prior to the sale of the last asset. Accordingly, RMI VIII disclosed a contingent gain based on that transfer beginning in its third quarter 2018 financial statements. The second and last asset held by the joint venture was sold in the second quarter of 2019.  After that sale, the second, and likely last, joint venture in which RMI VIII will have a non-voting economic membership interest commenced to wind down and is being dissolved. The amount of RMI VIII’s share of the profit under the workout agreement was determined by the joint venture to be $1,612,500, which amount was received by RMI VIII on September 30, 2019 and was recorded as a loan loss recovery. As of the date of the financial statements, the determination of the amount of any future profit, to which RMI VIII would have a claim of 25%, is uncertain and unlikely.

Loans designated impaired and the associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31, 2020	December 31, 2019
Number of loans	3	4
Principal	$15,139	$12,310
Recorded investment(8)	15,531	12,931
Impaired loans without allowance	15,531	12,931
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	54.0%	68.0%

(8)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Loans designated impaired had an average recorded investment and interest income recognized and received in cash as presented in the following table ($ in thousands).

	December 31, 2020	December 31, 2019
Average recorded investment	$14,231	$8,160
Interest income recognized	1,271	298
Interest income received in cash	502	284

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation adjustments are summarized in the following table ($ in thousands).

	2020			2019
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance(3)	REO, net
Balance, beginning of period	$6,491	$(3,239)	$3,252	$7,700	$(3,547)	$4,153
Acquisitions from foreclosure(1)	5,787	—	5,787	—	—	—
Valuation allowance adjustment(4)	—	—	—	—	(631)	(631)
Dispositions(2)(3)	(234)	—	(234)	(1,209)	939	(270)
Balance, end of period	$12,044	$(3,239)	$8,805	$6,491	$(3,239)	$3,252

(1)

In June 2020 the partnership acquired – in Los Angeles County (Hollywood Hills) – by foreclosure sale, two single-family residences on separate adjoining parcels. The larger parcel and residence are 0.31 acres and approximately 5,200 square feet, respectively. The other parcel and residence are 0.12 acres and approximately 3,100 square feet, respectively. The properties were acquired subject to mortgages payable and other liabilities.

(2)	In 2020, the partnership sold – in San Francisco County – two of the remaining units in a condominium complex for approximately $368,000 resulting in a gain of approximately $134,000.
(3)

In 2019, the partnership sold 13 acres zoned for residential development in Marin County, the net proceeds for which approximated $270,000.  The valuation reserve was increased by $210,000 prior to its sale.

(4)

In 2019, the valuation allowance on two REO properties was increased by $421,000 as new appraisals coupled with analysis by the manager indicated a decline in the estimated net realizable value of the properties.

REO at December 31, 2020 was comprised of five properties with a carrying value of approximately $8,805,000. REO is recorded at fair value less costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less costs to sell based on appraisals and analysis by RMC:

•	In Los Angeles County (Hollywood Hills), two single-family residences on separate adjoining parcels to be marketed for sale upon resolution of a legal dispute with the former owner/borrower.
•	In San Francisco County, 1 residential unit in a condominium complex, to be marketed as an affordable-unit to qualifying buyers upon receipt of a listing approved by the City of San Francisco.
•	In Fresno County, a partially completed home subdivision; the manager is considering marketing alternatives in this inactive market.
•	In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial, the manager is considering marketing alternatives in this inactive market.
•	In San Francisco County, a real estate interest comprised of a condominium unit/storage lockers and signage rights on an exterior façade of the building.

In June 2020, the REO acquisitions by foreclosure sale (Hollywood Hills) were made subject to two first mortgages, with aggregate principal of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The interest rates on the mortgages payable are deemed to be at market for the type and location of the securing property and the remaining term on the mortgage note, the other terms and conditions are deemed to be customary. The mortgages payable were 201 and 242 days delinquent at the date of the foreclosures sale, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of approximately $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes at acquisition are included in accounts payable on the consolidated balance sheet.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Mortgages payable at December 31, 2020 are summarized in the following table ($ in thousands).

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

Since acquisition, accrued interest of approximately $59,000, and property taxes of approximately $35,000 have been recorded in accrued liabilities on the consolidated balance sheet. The borrower has contested the foreclosure sale, and at December 31, 2020 had not vacated the residences.

REO, net in operations expense is comprised of the following for the years ended December 31 ($ in thousands).

	2020	2019
Holding costs, net of other income	$164	$53
(Gains)/losses on sales	(133)	(14)
Valuation adjustments	—	631
REO, net	$31	$670

 Other income netted in holding costs include month-to-month occupancy rents received (i.e., excluding storage and sign rents) of approximately $55,000 and $58,000 and storage and sign rents of approximately $39,000 and $56,000 in 2020 and 2019, respectively are included in the table above as holding costs, net of other income.

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

December 31, 2020 and 2019

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

Single family – Management’s preferred method for determining the fair market value of its single-family residential assets is the sale comparison method. Management primarily obtains sales comparables (comps) via its subscription to the RealQuest service and other available resources to supplement this data. Sale comps are reviewed and adjusted for similarity to the subject property, examining features such as proximity to subject, number of bedrooms and bathrooms, square footage, sale date, condition and year built.

If applicable sale comps are not available or deemed unreliable, management will seek additional information in the form of brokers’ opinions of value or appraisals.

Multi-family residential – Management’s preferred method for determining the aggregate retail value of its multifamily units is the sale comparison method. Sale comps are typically provided in appraisals, or by realtors who specialize in multi-family residential properties. Sales comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units by the number of bedrooms and bathrooms, square footage, condition, amenities and year built.

Management’s secondary method for valuing its multifamily assets as income-producing rental operations is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to published data from reputable third-party sources such as the CBRE Cap Rate Survey. Management applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing project. When adequate sale comps are not available or reliable net operating income information is not available or the project is under development or is under-performing to market, management will seek additional information and analysis to determine the cost to improve and the intrinsic fair value and/or management will seek additional information in the form of brokers’ opinion of value or appraisals.

Commercial buildings – Management’s preferred method for determining the fair value of its commercial buildings is the sale comparison method. Sale comps are typically provided in appraisals, or by realtors who specialize in commercial properties. Sale comps are reviewed for similarity to the subject property, examining features such as proximity to subject, rental income, number of units, composition of units, common areas, and year built.

Managements secondary method for valuing its commercial buildings is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project.

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

December 31, 2020 and 2019

Commercial land – Commercial land has many variations/uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 7 – LINE OF CREDIT

Line of credit transactions are summarized in the following table ($ in thousands).

2020
Balance, beginning of period	$—
Advances	3,640
Repayments	(1,187)
Balance at December 31, 2020	$2,453
Line of credit - average daily balance beginning September 28, 2020(1)	$3,060

(1)	Date the first draw was made.

The partnership can borrow up to a maximum principal of $10 million subject to a borrowing base calculation pursuant to a credit and term loan agreement (the loan agreement) dated March 2020 with a bank. Amounts under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures March 2022 when all amounts outstanding are then due. The partnership has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 2023.

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained.

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million ($5,000,000).

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by the partnership to the lending bank and specifies that the partnership shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at the calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending banks guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees to not accelerate repayment of the loan.

At December 31, 2020, aggregate principal of pledged loans was approximately $5,371,000 with a maximum allowed advance thereon of approximately $3,491,000 subject to the borrowing base calculation.

Debt issuance costs of $107,626 are being amortized over the two-year term of the line of credit agreement.  For 2020, amortized debt issuance costs included in interest expense totaled approximately $40,000.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES OTHER THAN LOAN AND REO COMMITMENTS

Commitments

The partnership’s only commitment at December 31, 2020 is to fund the scheduled limited partner capital withdrawal requests as presented in the following table ($ in thousands).

2021	$12,831
2022	8,854
2023	5,900
2024	3,026
2025	812
Thereafter	46
Total	$31,469

The partnership has contractual obligations to RMC per the Partnership Agreement. See Note 3 (General Partners and Other Related Parties) for a more detailed discussion on the partnership’s contractual obligations to RMC.

Legal proceedings

In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership. As of December 31, 2020, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 9 – SUBSEQUENT EVENTS

In the first quarter of 2021, a related mortgage fund transferred to the partnership one performing loan with principal of approximately $624,000 at par plus accrued interest which approximates fair value.  During the same period in 2021, the partnership transferred to a related mortgage fund five performing loans with aggregate principal of approximately $4.7 million at par plus accrued interest, which approximates fair value.

The partnership evaluated subsequent events that have occurred after December 31, 2020 and determined that there were no other events or transactions that require recognition or disclosure in the consolidated financial statements.

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

RMC, as the manager, carried out an evaluation, with the participation of RMC’s President (acting as principal executive officer/principal financial officer) of the effectiveness of the design and operation of the manager's controls and procedures over financial reporting and disclosure (as defined in Rule 13a-15 of the Exchange Act) as of and for the end of the period covered by this report. Based upon that evaluation, RMC's principal executive officer/principal financial officer concluded that the manager's disclosure controls and procedures were effective.

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC's principal executive officer/principal financial officer, assessed the effectiveness of the manager's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2020.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership is externally managed by Redwood Mortgage Corp., a general partner, (or “RMC” or the “manager”). The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own.

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

The Manager

Redwood Mortgage Corp. Redwood Mortgage Corp., is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. will act as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other related mortgage funds formed by the general partners.

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 64, President, Secretary/Treasurer and, Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 63, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Realtors, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 53, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

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

The partnership does not pay any compensation to the officers and directors of RMC for the services they provide to our general partner, except for ¼ (25%) of the Asset Management Fee paid directly to Michael Burwell.

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

In addition to the fees and reimbursements paid by the partnership, RMC receives compensation directly from borrowers, including brokerage commissions on loan originations. In 2020 RMC received brokerage commissions of approximately $224,000 ($1.4 million in 2019) related to loan originations made by the partnership.

Outstanding Equity Awards at Fiscal Year-End

Since the partnership has no, and never had, named executive officers, there are no unexercised options for any named executive officer nor is there stock that has not vested or equity incentive plan awards for a named executive officer outstanding currently or as of the end of the last completed fiscal year. The partnership has not awarded RMC any options, stock that has not vested or equity incentive plan awards.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Since the partnership has no, and never had, employees, the partnership does not have, and never had, a shareholder approved equity compensation plan or a non-shareholder approved equity compensation plan.

The general partners are allocated one percent (1%) of income and losses. At December 31, 2020, the general partners had a capital deficit of approximately $655,000. RMC also owns limited partnership units of RMI VIII. At December 31, 2020, RMC’s limited partner capital account was approximately $28,000 (0.01%). No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

The partnership is not aware of any arrangements, including any pledge by any person of partnership interests, the operation of which may result in a change in control of the partnership.

Item 13 – Certain Relationships and Related Party Transactions, and Director Independence

See Note 1 (Organization and General) and Note 3 (General Partners and Other Related Parties) to the Consolidated Financial Statements in Part II Item 8, which describes certain relationships and related transactions and related party fees.

The partnership is managed externally and does not have any directors, including the equivalent of independent directors. Since the partnership has no board of directors or employees, there is no separately designated compensation, nominating or audit committee.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2020 and 2019 are as follows:

Audit Fees. The aggregate fees for 2020 and 2019 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $178,800 and $178,500, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2020 and 2019.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2020 and 2019 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2020 and 2019.

The partnership is managed externally and does not have an audit committee. All audit and non-audit services are approved by the general partners prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.	Documents filed as part of this report are incorporated:
1.	In Part II, Item 8
2.	None.
3.	Exhibits.

Exhibit No.	Description of Exhibits

3.1	Limited Partnership Agreement*

3.2	Form of Certificate of Limited Partnership Interest*

3.3	Certificate of Limited Partnership*

10.1	Servicing Agreement*

10.2	Form of Note secured by Deed of Trust*

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing*

10.4	Promissory Note for Formation Loan*

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2020 of a unit of Redwood Mortgage Investors VIII, a California Limited Partnership

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-27816).

Item 16- Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of April, 2021.

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Registrant)

Date: April 15, 2021	By:	Redwood Mortgage Corp., a General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 15th day of April, 2021.

Signature	Title

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.