Form 10-Q
period 2021-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2021-05-24
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2021 (unaudited) and December 31, 2020 (audited)

($ in thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Cash, in banks	$564	$364
Loan payments in trust	33	116
Loans
Principal	78,413	74,080
Advances	143	164
Accrued interest	738	716
Loan balances secured by deeds of trust	79,294	74,960

Allowance for loan losses	(50)	(50)
Loan balances secured by deeds of trust, net	79,244	74,910

Real estate owned (REO), net	8,805	8,805

Debt issuance costs, net	54	67

Other assets	56	59
Total assets	$88,756	$84,321

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$274	$184
Accrued liabilities	1,112	882
Line of credit	10,000	2,453
Mortgages payable	2,449	2,449
Total liabilities	13,835	5,968

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	79,402	82,991
General partners’ deficit	(649)	(655)
Total partners’ capital	78,753	82,336

Receivable from manager (formation loan)	(3,832)	(3,983)

Partners’ capital, net of formation loan	74,921	78,353

Total liabilities and partners’ capital	$88,756	$84,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2021 and 2020 ($ in thousands) (unaudited)

	Three Months Ended March 31
	2021	2020
Revenue
Interest income	$1,642	$1,738
Interest expense
Line of credit	(61)	—
Mortgages payable	(25)	—
Total interest expense	(86)	—
Net interest income	1,556	1,738

Late fees	5	6
Gain on sale, loans	—	—
Total revenue, net	1,561	1,744

Provision for (recovery of) loan losses	(1)	—

Operations expense
Mortgage servicing fees	277	323
Asset management fees	77	92
Costs from Redwood Mortgage Corp.	174	314
Professional services	361	292
REO, net (Note 5)	68	(49)
Other	3	—
Total operations expense	960	972

Net income	$602	$772

Net income
Limited partners (99%)	$596	$764
General partners (1%)	6	8
	$602	$772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2021

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	596	6	602
Distributions	(379)	—	(379)
Withdrawals	(3,806)	—	(3,806)
Balance, March 31, 2021	$79,402	$(649)	$78,753

For the Three Months Ended March 31, 2020

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2019	$98,770	$(689)	$98,081
Net income	764	8	772
Distributions	(501)	—	(501)
Withdrawals	(4,891)	—	(4,891)
Balance, March 31, 2020	$94,142	$(681)	$93,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

($ in thousands) (unaudited)

	Three Months Ended March 31
	2021	2020
Operating Activities
Interest income received	$1,619	$1,418
Interest expense	(34)	—
Late fees and other loan income	88	6
Operations expense	(675)	(908)
Total cash provided by operating activities	998	516

Investing Activities
Loans
Loans funded	(9,564)	(1,500)
Principal collected	698	853
Loan transferred from related mortgage fund	(624)	—
Loans transferred to related mortgage fund	4,672	2,297
Loans sold to non-affiliate	485	—
Advances received from (made on) loans	22	(30)
Total - Loans	(4,311)	1,620

REO - sales proceeds, net	—	186
Total cash (used in) provided by investing activities	(4,311)	1,806

Financing Activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(3,768)	(4,817)
Partner distributions	(379)	(501)
RMC payments - formation loan	113	—
Cash distributions to partners, net	(4,034)	(5,318)
Line of credit
Advances	7,547	—
Debt issuance costs	—	(88)
Cash provided by (used in) line of credit	7,547	(88)
Total cash provided by (used in) financing activities	3,513	(5,406)
Net increase (decrease) in cash	200	(3,084)
Cash, beginning of period	364	4,142
Cash, end of period	$564	$1,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operating activities:

	Three Months Ended March 31
	2021	2020
Cash flows from operating activities
Net income	$602	$772
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	13	—
REO – gain on disposal	—	(68)
Change in operating assets and liabilities
Loan payments in trust	83	—
Accrued interest	(22)	(212)
Prepaid interest	—	(109)
Other assets	—	(10)
Accounts payable and accrued liabilities	322	41
Payable to affiliate	—	102
Net cash provided by operating activities	$998	$516

Non-cash financing activity for three months ended March 31, 2021 and 2020 includes early withdrawal penalties of approximately $38,000 and $74,000, respectively. Early withdrawal penalties are applied as a reduction to the formation loan.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, a California Limited Partnership (“RMI VIII” or “the partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust.  The partnership is externally managed by Redwood Mortgage Corp. (“RMC” or “the manager”). The general partners are RMC and Michael R. Burwell (Burwell), the President, Secretary and Treasurer of RMC and its principal shareholder. RMC provides the personnel and services necessary to conduct the business as RMI VIII has no employees of its own. The general partners are entitled to one percent (1%) of profits or loss of the partnership. The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

The manager is responsible for managing the business and affairs of RMI VIII, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC is entitled to fees and reimbursements of qualifying costs as specified in the Partnership Agreement.

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

The partnership’s net income, cash available for distribution, and net-distribution rate fluctuates depending on:

•	loan origination volume and the balance of capital available to lend;
•	the current and future interest rates negotiated with borrowers;
•	line of credit advances, repayments and the interest rate thereon;
•	loan sales to unaffiliated third parties, and any gains received thereon;
•	the amount of fees and cost reimbursements to RMC;
•	the timing and amount of other operation expense; and
•	the timing and amount of payments from RMC on the formation loan.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

The ongoing sources of funds for loans are the proceeds (net of withdrawals from limited partners’ capital accounts and operation expense) from:

•	loan payoffs;
•	borrowers’ monthly principal and interest payments;
•	line of credit advances;
•	loan sales to unaffiliated third parties;
•	REO sales;
•	payments from RMC on the outstanding balance of the formation loan; and
•	earnings retained (i.e., not distributed) in partners’ capital accounts.

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

COVID-19

The ongoing ability of the partnership to meet its primary investment objectives and to generate funds for loans from one or more of the ongoing sources above may be adversely affected by the COVID-19 pandemic and by the social and governmental responses and severe economic disruptions caused by the pandemic.

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

During 2020, the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act” and the “Consolidated Appropriations Act (“CAA”) of 2020” were signed into law. The CARES Act includes various measures to provide relief to companies and the CAA extended some of the CARES Act programs along with adding new stimulus provisions. In March 2021, the American Rescue Plan Act of 2021 was also passed which further extended several CARES Act relief programs and other assistance. The manager has not taken and does not expect to take advantage of any measures under the CARES Act, the CAA or the American Rescue Plan Act.

During 2020, as a result of the disruptions caused by the pandemic, the partnership experienced a manageable increase in delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts increased the timeline to resolve non-performing and /or maturing loans. The majority of borrowers continued to make monthly payments and negotiated in good faith, resulting in extensions on terms consistent with the original loan terms. Delays in repayment of maturing loans and/or sales of properties acquired by foreclosure reduce the partnership’s capital available for loan originations.

Even with the recent re-openings of businesses in California and improvement in the economy in recent months, economic activity in certain businesses and industries remains below pre-pandemic levels and unemployment remains elevated.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict or estimate the impact  - in 2021 and beyond - of the COVID-19 outbreak on the financial condition, the liquidity or the results of operations of the partnership. While the partnership has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to adjust its lending parameters and investment strategy. The manager is continuing to monitor this situation and will adjust its response in concert with federal, California and local health officials and governmental authorities to protect the health and safety of its employees and to respond to changes in the real estate markets that it serves.

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 61% at March 31, 2021 and 2020.

To determine the amount of cash to be distributed in any month, the manager relies in part on its forecast of the partnership’s full-year net income, which takes into account the difference between the forecasted net income for the remainder of the year and actual results in the year to date and the requirement to maintain cash to meet the partnership’s obligations.

Capital withdrawals

There are substantial restrictions on transferability of units of partnership interest, and there is no established public trading and/or secondary market for the units. To provide liquidity to limited partners, the Partnership Agreement provides that limited partners, after the minimum five-year period, may withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is a limited right of accelerated liquidation for an investor’s heirs upon an investor’s death.

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

March 31, 2021 (unaudited)

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

These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real property.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Management has the requisite familiarity with the real estate markets it lends in and of the specific properties lent on to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

Cash in banks

Certain of the partnership’s cash balances in banks exceed federally insured limits of $250,000. The bank or banks in which funds are deposited are reviewed periodically for their general credit worthiness/investment grade credit rating. See Note 7 (Line of Credit) for compensating balance arrangements.

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

March 31, 2021 (unaudited)

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

If based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, then a loan may be designated as impaired. An insignificant delay or insignificant shortfall in the amount of payments does not constitute non-performance with the contractual terms of the original loan agreement if the manager expects to collect the amounts due including interest accrued at the contractual interest rate for the period of delay. In determining the probability that the borrower will not substantially perform according to the terms of the original loan agreement, the manager considers the following:

•	payment status – if payments are in arrears 90+ days (typically 3 payments past due) loans are designated impaired unless resolution of the delinquency is forthcoming without significant delay;
•	bankruptcy – if the borrower files bankruptcy, the loan is designated impaired;
•	notice of sale – if the partnership files a notice of sale, the loan is designated impaired.

Payments on loans designated as impaired are applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

For loans that are deemed to be collateral dependent for repayment, a provision for loan losses is recorded to adjust the allowance for loan losses (principal and/or recorded interest) in an amount such that the net carrying amount (unpaid principal less the specific allowance) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any costs to sell and net of any senior debt and claims.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery of loan losses. If the loan goes to foreclosure, an updated appraisal is ordered and the recorded investment in the loan is adjusted to the net realizable value of the REO to be acquired. The adjustment is made to the specific reserve in the allowance for loan losses by a charge or a credit to the provision for loan losses.

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

March 31, 2021 (unaudited)

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

Mortgage servicing fees

The manager acting as servicing agent with respect to all loans is entitled to receive a servicing fee of up to 1.5% annually of the unpaid principal balance of the loan portfolio. The mortgage servicing fees are accrued monthly on all loans. Remittance to RMC is made monthly unless the loan has been assigned a specific loss reserve, at which point remittance is deferred until the specific loss reserve is no longer required, or the property has been acquired by the partnership.

Asset management fees

The general partners are entitled to monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Costs from Redwood Mortgage Corp.

The manager is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Qualifying personnel/compensation costs and consulting fees are tracked by business activity, and then costs of qualifying activities are allocated to RMI VIII pro-rata based on the percentage of RMI VIII’s limited partners’ capital to the total capital of all related mortgage funds managed by RMC. Certain other non-personnel, qualifying costs such as postage and out-of-pocket general and administrative expenses can be tracked by RMC as specifically attributable to RMI VIII; other non-personnel, qualifying costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, occupancy, and insurance premiums) are allocated pro-rata based on the percentage of RMI’s members’ capital to total capital of the related mortgage funds managed by RMC.

Commissions and fees are paid by the borrowers to RMC

-	Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $165,000 and $45,000 for the three months ended March 31, 2021 and 2020, respectively.

-	Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership’s advances totaled $22,567,000, of which $3,832,000 remains outstanding at March 31, 2021.

RMC is repaying the formation loan principally from loan brokerage commissions earned on loans, early withdrawal penalties on partner withdrawals and other fees paid by the partnership. Since RMC will use the proceeds from loan brokerage commissions on loans to repay the formation loans and, if both or either one of the initial general partners is removed as a general partner by the vote thereafter designated, and if such successor or additional general partner(s) begins using any other loan brokerage firm for the placement of loans, RMC will be immediately released from any further obligation under the formation loans (except for a proportionate share of the principal installment due at the end of that year). In addition, if both of the general partners are removed, no successor general partners are elected, the partnership is liquidated and RMC is no longer receiving any payments for services rendered, the debt on the formation loans shall be forgiven and RMC will be immediately released from any further obligations under the formation loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

The formation loan activity for the three months ended March 31, 2021 is summarized in the following table ($ in thousands).

2021
Balance, January 1	$3,983
Early withdrawal penalties	(38)
Repayments	(113)
Balance, March 31	$3,832

RMC is repaying the formation loan such that the formation loan is paid by December 31, 2026. Beginning December 31, 2020, RMC will make quarterly payments of principal, without interest, of approximately $162,500, less early withdrawal penalties until such time – in the opinion of the manager - as the market uncertainties resulting from the COVID-19 pandemic are substantially resolved and loan brokerage commissions earned by the manager on new loan originations return to pre-pandemic levels. Annual payments of $650,000 are expected to resume by December 2022.

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three months ended March 31, 2021 and 2020 are presented in the following table ($ in thousands).

Withdrawals	2021	2020
Without penalty	$3,428	$4,147
With penalty	378	744
Total	$3,806	$4,891

Scheduled, at March 31,	$31,362	$37,858

Scheduled withdrawals of limited partners’ capital as of March 31, 2021 are presented in the following table ($ in thousands).

2021	$10,782
2022	9,699
2023	6,445
2024	3,331
2025	1,020
Thereafter	85
Total	$31,362

Scheduled withdrawals of limited partners’ capital of approximately $856,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Other related party transactions

-	Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At March 31, 2021, there were no payables to or receivables from related parties. At December 31, 2020 the payable to related parties consisted of accounts payable and cost reimbursements to the manager and related mortgage funds of $3,388, which was offset by a receivable of $5,101 due from the manager and related mortgage funds. The net amount due from the manager and related mortgage funds as of December 31, 2020 totaled $1,713 and is included in other assets on the consolidated balance sheet. The receivable was received from the manager and the payable was paid to the manager in March 2021.

-	Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par, which approximates fair value. In the three months ended March 31, 2021, a related mortgage fund transferred to RMI VIII one performing loan with principal of approximately $624,000 in-full at par value, which approximates fair value. RMI VIII paid cash for the loan and the related mortgage fund has no continuing obligation or involvement with the loan. There were no loans transferred from related mortgage funds in the three months ended March 31, 2020.

In the three months ended March 31, 2021 RMI VIII transferred to a related mortgage fund five performing loans with aggregate principal of approximately $4,672,000 in-full at par value, which approximates fair value. In the three months ended March 31, 2020 RMI VIII transferred to a related mortgage fund one performing loan with principal of approximately $2,297,000 in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans.

NOTE 4 – LOANS

Loans generally are funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (General Partners and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

As of March 31, 2021, 25 loans with principal of $67,881,493 (representing 87% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less.  The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of March 31, 2021, 19 loans with principal of $19,176,557 (representing 24% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31, 2021, are summarized in the following table ($ in thousands).

2021
Principal, beginning of period	$74,080
Loans funded	9,564
Principal collected	(698)
Loan transferred from related mortgage fund	624
Loans transferred to related mortgage fund	(4,672)
Loans sold to non-affiliate	(485)
Principal, March 31	$78,413

During the three months ended March 31, 2021, the partnership renewed four maturing (or matured) loans with aggregated principal of approximately $20,861,000, which are not included in the activity shown in the table above. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

The partnership funds loans with the intent to hold the loans until maturity, although from time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership.

In January 2021, a loan with principal of approximately $485,000, was sold to an unaffiliated third party, for an amount that approximated the loan balance at the time of sale.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at March 31, 2021, were disbursed to the partnership’s account by April 20, 2021. Loan payments in trust at December 31, 2020 were disbursed to the partnership’s account by January 15, 2021.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2021	2020
Number of secured loans	33	33
Secured loans – principal	$78,413	$74,080
Secured loans – lowest interest rate (fixed)	5.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,376	$2,245
Average principal as percent of total principal	3.0%	3.0%
Average principal as percent of partners’ capital, net of formation loan	3.2%	2.9%
Average principal as percent of total assets	2.7%	2.7%

Largest secured loan – principal	$10,200	$10,200
Largest principal as percent of total principal	13.0%	13.8%
Largest principal as percent of partners’ capital, net of formation loan	13.6%	13.0%
Largest principal as percent of total assets	11.5%	12.1%

Smallest secured loan – principal	$45	$46
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	13	14
Largest percentage of principal in one California county	35.4%	40.0%

As of March 31, 2021, the partnership’s largest loan, with principal of approximately $10,200,000 is secured by an industrial building in the City and County of San Francisco, bears an interest rate of 9.5% and matures on March 1, 2022. As of March 31, 2021, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	26	$69,094	88%	24	$64,286	87%
Second trust deeds	7	9,319	12	9	9,794	13
Total principal, secured loans	33	78,413	100%	33	74,080	100%
Liens due other lenders at loan closing		13,762			15,759
Total debt		$92,175			$89,839
Appraised property value at loan closing		$177,746			$180,041
Percent of total debt to appraised values (LTV) at loan closing(1)		55.0%			53.8%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	19	$17,073	22%	19	$16,598	22%
Multi-family	1	6,300	8	1	6,300	9
Commercial	13	55,040	70	12	49,682	67
Land	—	—	—	1	1,500	2
Total principal, secured loans	33	$78,413	100%	33	$74,080	100%

(2)

Single family property type at March 31, 2021, consists of 4 loans with aggregate principal of approximately $2,238,000 that are owner occupied and 15 loans with aggregate principal of approximately $14,835,000 that are non-owner occupied. At December 31, 2020, single family property type consisted of 8 loans with aggregate principal of $3,344,000 that are owner occupied and 11 loans with aggregate principal of $13,254,000 that are non-owner occupied.  Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Distribution by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$27,761	35.4%	$29,659	40.0%
San Mateo	17,071	21.8	16,756	22.6
Santa Clara	6,393	8.1	4,600	6.2
Alameda	5,806	7.4	823	1.1
Contra Costa	—	—	302	0.4
Marin	916	1.2	917	1.2
	57,947	73.9	53,057	71.5
Other Northern California
Placer	—	0.0	1,500	2.0
Santa Cruz	—	0.0	485	0.7
Amador	696	0.9	701	0.9
Mariposa	45	0.1	46	0.1
	741	1.0	2,732	3.7
Northern California Total	58,688	74.9	55,789	75.2
Los Angeles & Coastal
Los Angeles	9,841	12.5	10,199	13.8
Riverside	460	0.6	—	0.0
San Diego	395	0.5	—	0.0
Santa Barbara	2,066	2.6	2,070	2.8
Orange	1,583	2.0	642	0.9
	14,345	18.2	12,911	17.5
Other Southern California
San Bernardino	5,380	6.9	5,380	7.3
	5,380	6.9	5,380	7.3
Southern California Total	19,725	25.1	18,291	24.8
Total principal, secured loans	$78,413	100.0%	$74,080	100.0%

(3)	Includes the Silicon Valley

Scheduled maturities

Secured loans scheduled to mature as of March 31, 2021 are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2021	10	$23,341	30%
2022	14	45,062	57
2023	3	3,282	4
2024	1	592	1
2025	—	—	—
Thereafter	1	737	1
Total scheduled maturities	29	73,014	93
Matured at March 31, 2021	4	5,399	7
Total principal, secured loans	33	$78,413	100%

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at March 31, 2021, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.  Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	27	$62,279	30	$58,941
Past Due
30-89 days	2	590	—	—
90-179 days	1	405	—	—
180 or more days	3	15,139	3	15,139
Total past due	6	16,134	3	15,139
Total principal, secured loans	33	$78,413	33	$74,080

At March 31, 2021 and December 31, 2020 there were two forbearance agreements in effect with aggregate principal of $10,735,000, both of which are included in the table above as 180 or more days past due.

During the three months ended March 31, 2021 the partnership amended an existing forbearance agreement for a loan included in the table above as 180 or more days past due with principal of $5,355,000 and original maturity date of October 1, 2019. In December 2020, the partnership had entered into a second forbearance agreement with the borrower whereby the borrower agreed to pay all past due interest, resume monthly payments of interest, and make a principal payment of $675,000 by March 31, 2021 and the partnership agreed to forgo collection of default interest and defer the maturity date until December 31, 2021. In March 2021, the borrower made a payment of approximately $152,000 in past due interest. The forbearance agreement was amended in March 2021 to provide for full reinstatement of past due fees and interest outstanding and a principal payment of approximately $675,000 by May 31, 2021. As of  March 31, 2021 the loan was designated as impaired and in non-accrual status.

No loan forbearance agreements or payment modifications were made during the three months ended March 31, 2021, and none were in effect at December 31, 2020, that would be deemed troubled debt restructurings.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

Non-performing secured loans at March 31, 2021, and December 31, 2020, had principal payments in arrears totaling $16,134,000 (6 loans) and $15,139,000 (3 loans), respectively and interest payments in arrears totaling $884,000 and $849,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at March 31, 2021 and December 31, 2020, are presented in the following tables.

	Loans		Principal		Interest(4)
At March 31, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	2	—	$590	$—	$5	$—	$595
90-179 days (4-6 payments)	1	—	405	—	—	—	405
180 or more days (more than 6 payments)(5)	3	—	15,139	—	879	—	16,018
Total past due	6	—	$16,134	$—	$884	$—	$17,018

(4)

Interest includes foregone interest of approximately $558,000 on non-accrual loans past maturity. Interest for March 2021 is due on April 1, 2021 and is not included in the payments in arrears at March 31, 2021.

(5)

Two loans, with an aggregate principal of approximately $10,735,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at March 31, 2021.

	Loans		Principal		Interest(6)
At December 31, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)(7)	3	—	15,139	—	849	—	15,988
Total past due	3	—	$15,139	$—	$849	$—	$15,988

(6)

Interest includes foregone interest of approximately $512,000 on non-accrual loans past maturity. Interest for December 2020 was due on January 1, 2021 and is not included in the payments in arrears at December 31, 2020.

(7)

Two loans, with an aggregate principal of approximately $10,735,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at December 31, 2020.

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2021	December 31, 2020
Number of loans	3	3
Principal	$15,139	$15,139
Advances	27	24
Accrued interest(8)	315	368
Total recorded investment	$15,481	$15,531
Foregone interest	$666	$582

(8)	Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

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

At March 31, 2021, one loan, with principal of approximately $405,000 and accrued interest of approximately $8,000 was contractually 90 or more days past due as to principal and/or interest and not in non-accrual status.

At December 31, 2020, there were no loans contractually 90 or more days past due as to principal and/or interest and not in non-accrual status.

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

Activity in the allowance for loan losses for the three months ended March 31, 2021, and 2020 is presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$50	$50
Provision for loan loss	1	—
Recovery for loan losses	(1)	—
Balance, March 31	$50	$50

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	March 31, 2021	December 31, 2020
Number of loans	3	3
Principal	$15,139	$15,139
Recorded investment(9)	15,481	15,531
Impaired loans without allowance	15,481	15,531
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	54.0%	54.0%

(9)	Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

Loans designated impaired had an average recorded investment balance, interest income recognized, and interest income received in cash for the three months ended March 31, 2021 and the year ended December 31, 2020 as presented in the following table ($ in thousands).

	March 31, 2021	December 31, 2020
Average recorded investment	$15,506	$14,231
Interest income recognized	—	1,271
Interest income received in cash	287	502

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation adjustments for the three months ended March 31, 2021 are summarized in the following table ($ in thousands).

	2021			2020
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,044	$(3,239)	$8,805	$6,491	$(3,239)	$3,252
Dispositions	—	—	—	(117)	—	(117)
Balance, March 31,	$12,044	$(3,239)	$8,805	$6,374	$(3,239)	$3,135

There were no REO transactions or valuation allowance adjustments during the three months ended March 31, 2021. During the three months ended March 31, 2020, the partnership sold a unit in a condominium complex in San Francisco County for approximately $186,000, with a gain of approximately $68,000.

REO at March 31, 2021 was comprised of five properties with a carrying value of approximately $8,805,000. REO is recorded at fair value less costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less cost to sell based on appraisals and analysis by RMC:

•	In Los Angeles County (Hollywood Hills) two single-family residences on separate adjoining parcels.
•	In San Francisco County, 1 residential unit in a condominium complex, to be marketed as an affordable unit to qualifying buyers pending approval of terms by the City of San Francisco.
•	In Fresno County, a partially completed home subdivision.
•	In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial.
•	In San Francisco County, a real estate interest comprised of a condominium complexes’ unit-storage lockers and signage rights for the exterior façade of the building.

The two single-family residences were acquired in 2020 by foreclosure sales (Hollywood Hills) subject to two first mortgages, with aggregate principal outstanding of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The mortgages were 201 and 242 days delinquent at the date of foreclosure sale, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes at acquisition are included in accounts payable on the consolidated balance sheet.

Mortgages payable at March 31, 2021 and December 31, 2020 are summarized in the following table ($ in thousands).

Lender - summary of terms
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020.	$1,453
East West Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures January 14, 2035, with interest at Prime plus 1% or 4.25% at June 30, 2020. Subsequent to foreclosure, East West Bank submitted a demand to be paid in full in July 2020 and in April 2021 filed a notice of default	996
Total mortgages payable	$2,449

Since acquisition, accrued interest of approximately $85,000, and property taxes of $53,000 have been recorded in accrued liabilities on the consolidated balance sheet. The borrower has contested the foreclosure sale, and as of March 31, 2021, has not vacated the residences.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2021 (unaudited)

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three months ended March 31, 2021 and 2020 ($ in thousands).

	2021	2020
Holding costs, net of other income	$68	$19
Gain on sales	—	(68)
Valuation adjustments	—	—
REO, net	$68	$(49)

Holding costs, net of other income includes month-to-month rents received of approximately $17,000 and $ 24,000 for the three months ended March 31, 2021 and 2020, respectively for the homes in Fresno County and the unit-storage lockers and signage in San Francisco county.

NOTE 6 – FAIR VALUE

Secured loans

The following methods and assumptions are used when estimating fair value.

Secured loans, performing and non-performing not designated as impaired (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Due to the nature of the partnership’s loans and borrowers the fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the consolidated financial statements) as our loans:

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

March 31, 2021 (unaudited)

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

Management’s secondary method for valuing its commercial buildings is the direct capitalization method. In order to determine market cap rates for properties of the same class and location as the subject, management refers to reputable third-party sources such as the CBRE Cap Rate Survey. Management then applies the appropriate cap rate to the subject’s most recent available annual net operating income to determine the property’s value as an income-producing commercial rental project.

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

NOTE 7 – LINE OF CREDIT

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement and in September 2020 borrowed on the bank line of credit.  Activity involving the line of credit during the three months ended March 31, 2021 is presented in the following table.

2021
Balance, beginning of period	$2,453
Advances	7,547
Repayments	—
Balance, March 31,	$10,000
Line of credit - average daily balance	$3,795

The partnership can borrow up to a maximum principal of $10 million subject to a borrowing base calculation pursuant to a credit and term loan agreement (the loan agreement) with a bank. Amounts under the loan agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans in the borrowing base. The loan agreement matures in March 2022 when all amounts outstanding are then due. The partnership has the option at the maturity date to convert the then outstanding principal balance on the line of credit to a one-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 2023.

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

March 31, 2021 (unaudited)

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

The loan proceeds are to be used exclusively to fund secured loans. The loan agreement provides for customary financial and borrowing base reporting by the partnership to the lending bank and specifies that the partnership shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees not to accelerate repayment of the loan.

At March 31, 2021 and December 31, 2020, aggregate principal of pledged loans was approximately $23,639,000 and $5,371,000, respectively with a maximum allowed advance thereon of approximately $10,000,000 and $3,491,000, respectively.

Debt issuance costs of approximately $108,000 are being amortized over the two-year term of the loan agreement. For the three months ended March 31, 2021 amortized debt issuance costs included in interest expense approximated $13,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at March 31, 2021.

Legal proceedings

As of March 31, 2021, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.  In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

In April 2021, one loan designated impaired and non-accrual at March 31, 2021 with principal of approximately $4,400,000 paid off in-full, including previously foregone interest and late fees of approximately $223,000 and $29,000, respectively.

The manager evaluated events subsequent to March 31, 2021 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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
•

whether we will have any future loan sales to unaffiliated third parties, and if we do, the gain, net of expenses, and the volume/timing of loan sales to unaffiliated third parties, which to date have provided only immaterial gains to us;

•	the concentration of credit risks to which we are exposed;
•	increases in payment delinquencies and defaults on our mortgage loans;
•	changes in government regulation and legislative actions affecting our business; and,
•

the COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty. The ongoing ability of the partnership to meet its primary investment objectives and to generate funds for loans may be adversely affected by the COVID-19 pandemic and by the social and governmental responses and severe economic disruptions caused by the pandemic. As a result, we cannot at this time predict or estimate the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity and results of operations for the remainder of 2021.

All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ unless required by law.

Overview

Redwood Mortgage Investors VIII, a California Limited Partnership (“we”, “RMI VIII” or the “partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust. The partnership is externally managed. Redwood Mortgage Corp. (“RMC” or “the manager”) is the manager of the partnership.  See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the partnership’s activities for which related parties are compensated and for other related party transactions.

Cash generated from loan payoffs and borrower payments of principal and interest is used for operating expenses, distributions to limited partners and withdrawals. The cash flow, if any, in excess of these uses plus the cash from advances on the line of credit is reinvested in new loans.

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

Accounting policies are an integral part of our consolidated financial statements. For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020.

There have been no material changes to our critical accounting policies since our annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2021. While the COVID-19 pandemic has not had a material adverse effect on our reported results for the three months ended March 31, 2021, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

The extent of the impact of the COVID-19 pandemic in 2021 and beyond on the partnership’s capital, liquidity, and other financial positions and on the partnership’s business, results of operation and prospects, will depend on a number of evolving factors, including:

•	COVID-19 has not yet been contained and could continue to affect more households and businesses. The potential exists for variants of the virus and resurgence to occur.
•

The accelerating distribution of vaccines for the virus appear to be having a positive impact on businesses and the economy; however, there is no way to predict when or if an economic recovery from the pandemic will occur and if such a recovery will be sustained over time. National, California and local economies and real estate markets could suffer further disruptions that are lasting and may impact the ability of the borrowers to make loan payments or to otherwise perform in accordance with their loan terms.

•

Loans secured by rental properties may be adversely impacted by governmental regulations allowing rent payment delays, rent reductions, and changes in timing of rent payments, as well as restrictions or moratoriums on evictions enacted by federal, state or local authorities to address the impacts of COVID-19.

•	The ability to enforce loan terms through foreclosure may be adversely affected by limitations or moratoriums on foreclosures enacted by state or local authorities to address the impacts of COVID-19.
•	Key personnel of the manager may become incapacitated by the COVID-19 virus adversely impacting the business.

RMC continues to monitor the impact the COVID-19 pandemic is having and may have on California real estate values. See Note 1 (Organization and General) to the consolidated financial statements included in Part I, Item 1 of this report for additional detail on the COVID-19 pandemic, the social and governmental responses thereto and the severe economic disruptions caused by the pandemic.

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

In the publication “California's Recovery Gains Momentum as Businesses Reopen” dated April 16, 2021:

Summary

•	Employers added 119,600 jobs in March, following a 156,100-job gain the prior month.
•

With COVID cases declining and vaccinations rising, more businesses have been allowed to reopen. Leisure & hospitality firms added 42,400 jobs in March and retailers added back 11,600 jobs. Employment in other services, a catch-all category that captures repair shops, salons and fitness centers, added 7,300 jobs.

•	Construction (+6,000), trade, warehousing & utilities (+15,900), administrative & support services (+7,700) and wholesale trade (+4,700) all posted solid gains.
•	Providers of professional & business services added 22,000 jobs in March, which [SIC] just under two-thirds of the gain coming from professional, scientific & technical services.
•	The state's unemployment rate fell 0.2 percentage points to 8.3% and has fallen by nearly half since peaking at 16% last April.

Hiring Rose Solidly Across Most Major Industries

California continues to battle its way back. Employers added a nation's best 119,600 jobs in March, and job gains were broad-based across most major industries. California's unemployment rate fell 0.2 percentage points to 8.3% and has fallen by 7.7 percentage points since peaking last April.

After losing 2,714,800 jobs in March and April of last year, employers have since added back 1,187,500 jobs, recouping roughly 44% of the job losses from the initial lockdowns. With COVID cases down more than 90% from their early January peak, the state has allowed more businesses to reopen. The greatest lift is coming from the hard-hit leisure & hospitality, retail trade and other services sectors. Business is also booming at the state's ports, which is supporting transportation & warehousing.

We expect California's recovery to gain momentum in coming months, as businesses reopen and consumers begin to venture out more. The process will likely be gradual, however, as the state incrementally eases operating restrictions on various industries and regions. We expect employers to add back 1.5 million jobs this year in California, which puts the state on track to reach its previous employment peak by early next year.

Tech Services and Logistics Have Been Two Notable Bright Spots

California's large tech sector has held up relatively well amid the pandemic. The surge in remote work and education increased demand for many tech services centered around the Bay Area. Employment in professional & technical services still tumbled at the onset of the pandemic, with the industry losing 91,100 jobs from last February to last April. Hiring has bounced back, however, with employers adding back 58,900 jobs since April 2020, recovering roughly 65% of their initial job losses.

Transportation and warehousing has been a notable bright spot. Employment in the industry is higher today than it was prior to the pandemic, with most of the increase coming from couriers & messengers and transportation & warehousing.

The resilience and strength of these two sectors reveal quite a bit about the state of California's economy. A large share of workers in the tech sector, financial services, and the myriad of large corporate offices in San Francisco and Los Angeles have the ability to work remotely, which boosted demand for IT services and e-commerce. The downside is that with fewer people coming into the office each day there is less business for restaurants, dry cleaners, repairs shops and other high-contact service providers.

California's Two Distinctly Different Roads to Recovery

Much has been said about the wide divergence in employment prospects during the recession from the COVID lockdowns. High-contact service providers, which includes the leisure & hospitality and other services industry employment breakouts, endured the brunt of the job losses last year. Prior to pandemic these two industries employed 2,651,500 workers in California. The initial lockdowns led to losses of 1,183,500 jobs in these two industries during last March and April, which translates to a 44.6% drop. Employment modestly recovered over the summer before taking another dip late last year when COVID cases surged again, promptly [SIC] another round of lockdowns.

Employment in all other industries, aside from high-contact services, held up much better at the onset of the pandemic, falling 10.2% from last February to last April. Employment excluding high-contact services has also recovered more steadily since the initial lockdowns ended and has added back slightly more than half the jobs lost during the initial lockdowns.

In the publication “California Posts Solid Job Gains in February” dated March 26, 2021:

Summary

California Added 141,000 Jobs in February, the Largest Gain of Any State

California employers added 141,000 jobs in February, as easing operating restrictions allowed restaurants, bars and entertainment venues to start gradually re-opening. Private sector payrolls added an even larger 147,000 jobs, with more than two-thirds of that gain coming in the leisure & hospitality sector. Hiring picked up in most other industries as well and the state's unemployment rate fell half a percentage point to 8.5%.

Hiring Ramps Up but Still Has Plenty of Ground to Regain

The slide in COVID infections since the start of the year and the ramp up of vaccinations have allowed for some easing of operating restrictions in many California communities, which led to a surge in hiring in the hospitality industry during February. Overall nonfarm payrolls added 141,000 jobs, with more than two-thirds of the increase coming in the leisure & hospitality sector. With the number of daily new COVID cases down 95% since the middle of January, we would expect more businesses to re-open and for more consumers to re-engage in economic activity, leading to even stronger job gains in coming months.

February marks the one-year anniversary of the cycle peak in nonfarm employment, so the year-over-year change provides a real time measure of how much ground California's labor market has to recover to get back to where it was before the pandemic. Nonfarm employment remains 9.4% below its year-ago level, which means California needs to add back 1,662,000 jobs to get back to its pre-pandemic peak. The bulk of those jobs are in the leisure & hospitality sector and at other high-contact businesses, such as salons and fitness centers. We feel most of those jobs will be recovered this year. Given the rise in operating costs to incorporate safety equipment and social distancing requirements, many employers are looking to reduce labor costs by incorporating new labor saving technologies.

Private sector gains were fairly broad-based. The hard-hit leisure & hospitality sector added 102,200 jobs in February, bolstered by a 91,700 job gain from bars, restaurants and hotels. Overall, employment in the industry remains down 33.9% over the year. Other services, a category that includes salons and fitness centers, added 14,100 jobs in February, but even with this gain employment remains 23.7% below its year-ago level. Trade, transportation & utilities (+8,200) and educational & health services (+13,000) both added back jobs during the month.

The goods-producing side of the economy also had a solid month. Manufacturers added 8,900 jobs and construction firms added 600 jobs. Unlike much of the Central United States, California mostly avoided the harsh winter weather that resulted in some huge payroll swings in other states.

Professional & business services added 5,400 jobs. The sector's monthly increase was entirely owed to a 7,000-job gain in administrative & waste services, while technical services and professional management employment fell by 1,500 and 100, respectively. Over the past two months, tech payrolls have declined 6,400. The recent losses follow stronger growth late last year that brought employment in the tech sector back near its pre-pandemic highs. Government (-6,000), information (-2,800) and financial activities (-1,900) employers also cut jobs over the month.

California's Unemployment Rate Fell in February

California's unemployment rate fell half a percentage point to 8.5%, which marks its lowest level since the onset of the pandemic. The rate peaked at 16.0% in April of last year, after coming into the year at just 4.1%, which marked a modern era low for California.

We expect California's unemployment rate to fall sharply this spring and summer, as more businesses re-open and more workers are rehired. Job postings, as tracked by Burning Glass Technologies, have increased sharply since the start of the year and are running 4.4% ahead of their January 2020, pre-pandemic level.

Unemployment rates in California's largest urban areas remains particularly problematic. The jobless rate in Los Angeles-Long Beach-Glendale fell 1.1 percentage points to a still-elevated 11.5% in February, while the jobless rate in San Francisco fell 0.5 percentage points to 5.5%. Unemployment rates in urban areas are likely to lag behind the improvement in more suburban areas, because workers are not likely to return to high-rise office buildings until this fall or later, which means restaurants, retail shops and service businesses that depend on office workers for a large part of their business will continue to struggle even as businesses re-open in the suburbs. California's highest unemployment rate and perennially one of the highest unemployment rates in the nation is in the El Centro metro area, an agriculturally-driven economy located east of San Diego in Imperial County bordering Mexico and Arizona.

Key performance indicators

Key performance indicators as of and for the three months ended March 31, 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Secured loans principal – end of period balance	$78,413	$84,553
Secured loans principal – average daily balance	$74,241	$86,100

Interest income	$1,642	$1,738
Portfolio interest rate(1)	8.9%	8.9%
Effective yield rate(2)	8.8%	8.1%

Line of credit - end of period	$10,000	$—
Line of credit - average daily balance(3)	$3,795	$—

Mortgages payable - end of period	$2,449	$—
Mortgages payable - average daily balance (4)	$2,449	$—

Interest expense
Line of credit	$61	$—
Mortgages payable	$25	$—

Recovery of loan losses	$(1)	$—

Operations expense	$960	$972

Net income	$602	$772
Percent(5)(6)	2.9%	3.2%

Limited partners’ capital – end of period	$79,402	$94,142
Limited partners’ capital – average balance	$81,197	$96,456
Limited partners’ capital – withdrawals(7)	$3,806	$4,891

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent secured loans principal – average daily balance (annualized)
(3)

The partnership entered into a revolving line of credit and term loan agreement in March 2020; the first advances on the line of credit provided for in the loan agreement were taken on September 28, 2020.  See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and discussion of the terms and conditions of the loan agreement.

(4)

In June 2020, the partnership acquired by foreclosure sale two adjoining properties subject to two first mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and of the terms and conditions of the mortgages payable.

(5)	Percent of limited partners’ capital – average balance (annualized)
(6)	Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)

Scheduled liquidations as of March 31, 2021 were approximately $31,362,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of March 31, 2020 were approximately $37,858,000.

Secured loans

The March 31, 2021 secured loans principal of approximately $78.4 million, was a reduction of 7.3% ($6.14 million) compared to March 31, 2020 secured loans principal of approximately $84.6 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts.

At March 31, 2021, limited partners’ capital-end of period of approximately $79.4 million was a reduction of 15.7% ($14.74 million) compared to the March 31, 2020 limited partners’ capital-end of period of $94.1 million. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for detailed presentations on withdrawals of limited partners’ capital.

In future periods, reductions in limited partners’ capital (and thereby in capital available to lend) may be offset in part by advances on the line of credit. The REO acquired by foreclosure sale, net of mortgages payable assumed, reduces the capital available to lend until the REO is sold.  See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the balances and the activity for REO.

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at March 31, 2021 was 55.0%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.0% in the property, and we as lenders have loaned in the aggregate 55.0% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at March 31, 2021 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$19,736	25.1%	$—	0.0%	$19,736	25.1%
40-49%	1,693	2.1	4,600	5.9	6,293	8.0
50-59%	7,342	9.4	847	1.1	8,189	10.5
60-69%	25,691	32.8	3,694	4.7	29,385	37.5
Subtotal <70%	54,462	69.4	9,141	11.7	63,603	81.1

70-79%	14,588	18.6	178	0.2	14,766	18.8
Subtotal <80%	69,050	88.0	9,319	11.9	78,369	99.9

≥80%	44	0.1	—	0.0	44	0.1

Total	$69,094	88.1%	$9,319	11.9%	$78,413	100.0%

(1)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at March 31, 2021 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$4,404	5.6%	$—	0.0%	$4,404	5.6%
40-49%	146	0.2	—	0.0	146	0.2
50-59%	849	1.1	—	0.0	849	1.1
60-69%	5,380	6.9	—	0.0	5,380	6.9
Subtotal <70%	10,779	13.8	—	0.0	10,779	13.8

70-79%	5,355	6.8	—	0.0	5,355	6.8
Subtotal <80%	16,134	20.6	—	0.0	16,134	20.6

≥80%	—	0.0	—	0.0	—	0.0

Total	$16,134	20.6%	$—	0.0%	$16,134	20.6%

(2)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)	Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at March 31, 2021, totaled approximately $17.0 million of which $16.1 million was principal, and approximately $884,000 was accrued interest. The total principal in arrears of was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detail of the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for loan losses, which presentations are incorporated by reference into this Item 2.

Performance overview/net income 2021 v. 2020 (three months ended)

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 2.9% and 3.2% for the three months ended March 31, 2021 and 2020, respectively. Net income decreased approximately $170,000 (22.0%) for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the reduction in net interest income.

Net interest income decreased approximately $182,000 (10.5%) for the three months ended March 31, 2021 as compared to the same period in 2020. Interest income declined approximately $96,000 (5.5%) in line with the decrease in the average daily balance of secured loans of $11.9 million (13.8%) that was offset by a 0.7% increase in the effective yield rate to 8.8%. Interest expense for the three months ended March 31, 2021 was approximately $86,000 on the borrowings on the line of credit and mortgages payable.  There were no borrowings and no interest expense for the three months ended March 31, 2020.

Operations expense declined approximately $12,000 (1.2%) for the three months ended March 31, 2021 compared to the same period in 2020 resulting from:

-

decreased mortgage servicing fees of approximately $46,000, asset management fees of approximately $15,000, and costs from RMC of approximately $140,000, primarily related to the decrease in secured loan principal and limited partners’ capital;

-	increased professional services of approximately $69,000, primarily related to additional services rendered and timing of services rendered.
-

Increase in REO, net of approximately $117,000 primarily related to the gain on sale of REO of approximately $68,000 recognized for the three months ended March 31, 2020 and in increase in REO holding costs of approximately $49,000.

Analysis and discussion of income from operations 2021 v. 2020 (three months ended)

Significant changes to net income for the three month period ended March 31, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

		Provision for
	Net Interest	(Recovery of)	Operations	Net
	Income	Loan Losses	Expense	Income
For the three months ended
March 31, 2021	$1,556	(1)	960	$602
March 31, 2020	1,738	—	972	772
Change	$(182)	(1)	(12)	$(170)

Change
Decrease secured loans principal - average daily balance	(257)	—	(46)	(211)
Effective yield rate	161	—	—	161
Amortization of debt issuance costs	(13)	—	—	(13)
Interest on line of credit	(48)	—	—	(48)
Interest on mortgages payable assumed at foreclosure	(25)	—	—	(25)
Decrease limited partners' capital - average balance	—	—	(31)	31
Decrease in allocable expenses from the manager	—	—	(24)	24
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	100
Expanded legal and audit services	—	—	79	(79)
Timing of services rendered	—	—	(5)	5
REO sales, net	—	—	68	(68)
REO acquisitions	—	—	49	(49)
Other	—	(1)	(2)	2
Change	$(182)	(1)	(12)	$(170)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $182,000 for the three months ended March 31, 2021 compared to the same period in 2020.

Interest income declined approximately $96,000 (5.5%%) for the three months ended March 31, 2021 compared to the same period in 2020. The secured loans principal – average daily balance decreased $11.9 million (13.8%) to approximately $74.2 million, and the effective yield rate increased by 0.7 percentage points to 8.8% for the three months ended March 31, 2021 as compared to the same period in 2020.

Interest expense was approximately $86,000 for the three months ended March 31, 2021. There were no borrowings (line of credit nor mortgages payable) in the three months ended March 31, 2020.

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended March 31, 2021 and 2020. In the three months ended March 31, 2021 an insignificant recovery was recognized on a loan.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	Servicing	Management	From	Professional
	Fees	Fees	RMC	Services	REO, net	Other	Total
For the three months ended
March 31, 2021	$277	77	174	361	68	3	$960
March 31, 2020	323	92	314	292	(49)	—	972
Change	$(46)	(15)	(140)	69	117	3	$(12)

Change
Decrease secured loans principal - average daily balance	(46)	—	—	—	—	—	(46)
Decrease limited partners' capital - average balance	—	(15)	(16)	—	—	—	(31)
Decrease in allocable expenses from the manager	—	—	(24)	—	—	—	(24)
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	—	—	—	(100)
Expanded legal and audit services	—	—	—	79	—	—	79
Timing of services rendered	—	—	—	(5)	—	—	(5)
REO sales, net	—	—	—	—	68	—	68
REO acquisitions	—	—	—	—	49	—	49
Other	—	—	—	(5)	—	3	(2)
Change	$(46)	$(15)	$(140)	$69	$117	$3	$(12)

Mortgage servicing fees

The decrease in mortgage servicing fees for the three months ended March 31, 2021 as compared to the same period in 2020, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $74.2 million from approximately $86.1 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the decrease in limited partners’ capital – average balance to approximately $81.2 million from $96.5 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The decrease in costs from RMC of approximately $140,000 for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC, a decrease in allocable payroll and professional services, and a final reimbursement of $100,000 in 2020 related to a 2019 recovery of loan losses.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $69,000 for the three months ended March 31, 2021 over the same period in 2020 was due primarily to expanded legal and audit services associated with COVID-19, the line of credit agreement, loan transactions and valuation of loan collateral.

REO, net

The March 31, 2021, REO balance was approximately $8.8 million compared to the March 31, 2020 balance of approximately $3.1 million. The increase in the REO balance was due to two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills), which were acquired by two separate foreclosure sales, totaling approximately $5.8 million in June 2020.

During the three months ended March 31, 2020, one condominium unit in an REO property located in San Francisco County was sold with a gain of approximately $68,000.  There were no REO sales in the three months ended March 31, 2021.

Holding costs, net of other income includes month-to-month rents received of approximately $17,000 and $ 24,000 for the three months ended March 31, 2021 and 2020, respectively for the homes in Fresno County and the unit-storage lockers and signage in San Francisco county.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2021 and 2020 are presented in the following table ($ in thousands).

	Three Months Ended March 31
	2021	2020
Limited partners' capital
Withdrawals, net of early withdrawal fees	$(3,768)	$(4,817)
Distributions	(379)	(501)
Formation loan	113	—
Cash used in limited partners' capital	(4,034)	(5,318)

Borrowings
Line of credit advances	7,547	—
Interest paid	(34)	—
Debt issuance costs paid - line of credit	—	(88)
Cash from borrowings	7,513	(88)

Loan earnings and payments
Interest received, net	1,619	1,418
Late fees	88	6
Loans funded, net	(9,564)	(1,500)
Principal collected	698	853
Loan transferred from related mortgage fund	(624)	—
Loans transferred to related mortgage fund	4,672	2,297
Loans sold to non-affiliate, net	485	—
Advances made on loans	22	(30)
Total cash from loan production	(2,604)	3,044

REO
Sale proceeds, net	—	186
Holding costs	(25)	(20)
Cash from REO operations and sales	(25)	166

Operations expense, excluding REO holding costs	(650)	(888)

Net increase (decrease) in cash	$200	$(3,084)
Cash, end of period	$564	$1,058

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three months ended March 31, 2021 and 2020 are presented in the following table ($ in thousands).

Withdrawals	2021	2020
Without penalty	$3,428	$4,147
With penalty	378	744
Total	$3,806	$4,891

Scheduled, at March 31,	$31,362	$37,858

Scheduled withdrawals of limited partners’ capital at March 31, 2021 are presented in the following table ($ in thousands).

2021	$10,782
2022	9,699
2023	6,445
2024	3,331
2025	1,020
Thereafter	85
Total	$31,362

Scheduled withdrawals of limited partners’ capital of approximately $856,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement. For the three months ended March 31, 2021, the line of credit had an average daily balance of approximately $3.8 million. At March 31, 2021, the balance was $10.0 million. See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2,449,000. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

Contractual obligations

At March 31, 2021, the partnership had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement. Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report presents detailed discussion of the partnership’s contractual obligations to the general partners.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not included because the partnership is a smaller reporting company.

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

As of March 31, 2021, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance.

Item 1A.	Risk Factors

Not included because the partnership is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended March 31, 2021 were approximately $3,806,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: May 24, 2021	By:	Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 24, 2021	By:	Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner