Form 10-Q
period 2021-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2021-08-16
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2021 (unaudited) and December 31, 2020 (audited)

($ in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Cash, in banks	$2,295	$364
Loan payments in trust	51	116
Loans
Principal	72,548	74,080
Advances	125	164
Accrued interest	441	716
Loan balances secured by deeds of trust	73,114	74,960

Allowance for loan losses	(50)	(50)
Loan balances secured by deeds of trust, net	73,064	74,910

Real estate owned (REO), net	8,511	8,805

Debt issuance costs, net	40	67
Receivable from related party (Note 3)	14	—
Other assets	64	59
Total assets	$84,039	$84,321

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$203	$184
Accrued liabilities	1,013	882
Line of credit	8,600	2,453
Payable to related party (Note 3)	3	—
Mortgages payable	2,449	2,449
Total liabilities	12,268	5,968

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	76,087	82,991
General partners’ deficit	(641)	(655)
Total partners’ capital	75,446	82,336

Receivable from manager (formation loan)	(3,675)	(3,983)

Partners’ capital, net of formation loan	71,771	78,353

Total liabilities and partners’ capital	$84,039	$84,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2021 and 2020  ($ in thousands) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenue
Interest income	$1,997	$2,107	$3,639	$3,845
Interest expense
Line of credit	(106)	(13)	(167)	(13)
Mortgages payable	(26)	(7)	(51)	(7)
Total interest expense	(132)	(20)	(218)	(20)
Net interest income	1,865	2,087	3,421	3,825

Late fees	31	7	36	13
Gain on sale, loans	—	—	—	—
Total revenue, net	1,896	2,094	3,457	3,838

Provision for (recovery of) loan losses	—	(126)	(1)	(126)

Operations expense
Mortgage servicing fees	283	315	560	638
Asset management fees	75	89	152	181
Costs from Redwood Mortgage Corp.	180	177	354	491
Professional services	232	318	593	610
REO, net (Note 5)	274	21	342	(28)
Other	28	17	31	17
Total operations expense	1,072	937	2,032	1,909

Net income	$824	$1,283	$1,426	$2,055

Net income
Limited partners (99%)	$816	$1,270	$1,412	$2,034
General partners (1%)	8	13	14	21
	$824	$1,283	$1,426	$2,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2021

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, March 31, 2021	$79,402	$(649)	$78,753
Net income	816	8	824
Distributions	(394)	—	(394)
Withdrawals	(3,737)	—	(3,737)
Balance, June 30, 2021	$76,087	$(641)	$75,446

For the Six Months Ended June 30, 2021

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	1,412	14	1,426
Distributions	(773)	—	(773)
Withdrawals	(7,543)	—	(7,543)
Balance, June 30, 2021	$76,087	$(641)	$75,446

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

($ in thousands) (unaudited)

	Six Months Ended June 30
	2021	2020
Operating activities
Interest income received	$3,913	$3,318
Interest expense	(127)	—
Late fees and other loan income	102	13
Operations expense	(1,667)	(1,857)
Total cash provided by operating activities	2,221	1,474

Investing activities
Loans
Loans funded	(15,536)	(1,500)
Principal collected	13,282	4,572
Loan transferred from related mortgage fund	(1,371)	—
Loans transferred to related mortgage fund	4,672	2,297
Loans sold to non-affiliate	485	—
Advances received from (made on) loans	39	(48)
Recovery of loan losses	—	126
Total - Loans	1,571	5,447

REO - sales proceeds, net	—	186
Total cash provided by investing activities	1,571	5,633

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(7,462)	(9,197)
Partner distributions	(773)	(943)
RMC payments - formation loan	227	—
Cash distributions to partners, net	(8,008)	(10,140)
Line of credit
Advances	12,447	—
Repayments	(6,300)	—
Debt issuance costs	—	(108)
Cash provided by (used in) line of credit	6,147	(108)
Total cash (used in) financing activities	(1,861)	(10,248)
Net increase (decrease) in cash	1,931	(3,141)
Cash, beginning of period	364	4,142
Cash, end of period	$2,295	$1,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operating activities:

	Six Months Ended June 30
	2021	2020
Cash flows from operating activities
Net income	$1,426	$2,055
Adjustments to reconcile net income to net cash provided by operating activities
Recovery of loan losses	—	(126)
Amortization of debt issuance costs	27	13
REO – gain on disposal	(79)	(68)
REO – impairment	294	—
Change in operating assets and liabilities
Loan payments in trust	65	—
Accrued interest	275	(407)
Prepaid interest	—	(121)
Receivable from related party	(14)	—
Other assets	(5)	(174)
Accounts payable and accrued liabilities	229	267
Payable to related party	3	35
Net cash provided by operating activities	$2,221	$1,474
Supplemental disclosures of cash flow information - REO
Non-cash investing activities
Real estate (REO) acquired by foreclosure	$—	$5,787
Mortgages payable (REO acquired by foreclosure)	—	(2,449)
Mortgage payable interest, property taxes, and other liabilities assumed at foreclosure	—	(175)
Settlement of loan and interest receivable net of liabilities assumed at foreclosure	—	(3,163)

Non-cash financing activity for the six months ended June 30, 2021 and 2020 includes early withdrawal penalties of approximately $81,000 and $127,000, respectively. Early withdrawal penalties are applied as a reduction to the formation loan.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2021 (unaudited)

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

COVID-19

Given the ongoing and dynamic nature of the impacts on peoples’ lives, the healthcare system and its resources, and the economy and real estate markets since the World Health Organization declared the COVID-19 outbreak a pandemic, it is not possible to predict or estimate the impact - for the remainder of 2021 and the years beyond - of the COVID-19 outbreak on the financial condition, the liquidity or the results of operations of the partnership. While the partnership has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to continue to adjust its business operations, lending parameters, and collection practices and processes for past-due loans. The majority of borrowers have continued to make monthly payments and/or negotiated in good faith resulting in extensions on terms consistent with the original loan terms. No loan losses were incurred in the first six months of 2021 and none were incurred in 2020.

During 2020 and to a lesser extent in 2021, as a result of the disruptions caused by the pandemic, the partnership has experienced a manageable increase in requests for loan extensions, payment delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on our enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts has increased the timeline to resolve non-performing and /or maturing loans.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 61% at June 30, 2021 and 2020.

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

June 30, 2021 (unaudited)

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

June 30, 2021 (unaudited)

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

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (i.e., non-performing). If a borrower is experiencing financial difficulties and a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring (TDR).

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

June 30, 2021 (unaudited)

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

June 30, 2021 (unaudited)

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

June 30, 2021 (unaudited)

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

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $98,000 and $44,000 for the three months ended June 30, 2021 and 2020, respectively and $263,000 and $121,000 for the six months ended June 30, 2021 and 2020, respectively.

-	Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership’s advances totaled $22,567,000, of which $3,675,000 remains outstanding at June 30, 2021.

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

The formation loan transactions for the six months ended June 30, 2021 are presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$3,983	$4,292
Payments received from RMC	(227)	—
Early withdrawal penalties applied	(81)	(127)
Balance, June 30	$3,675	$4,165

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

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

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and six months ended June 30, 2021 and 2020 are presented in the following table ($ in thousands).

	Three months ended		Six months ended
Withdrawals	2021	2020	2021	2020
Without penalty	$3,309	$3,899	$6,737	$8,046
With penalty	428	534	806	1,278
Total	$3,737	$4,433	$7,543	$9,324

Scheduled, at June 30,	$27,029	$35,922	$27,029	$35,922

Scheduled withdrawals of limited partners’ capital as of June 30, 2021 are presented in the following table ($ in thousands).

2021	$6,597
2022	9,404
2023	6,267
2024	3,378
2025	1,179
Thereafter	204
Total	$27,029

Scheduled withdrawals of limited partners’ capital of approximately $745,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Other related party transactions

-	Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At June 30, 2021, the partnership had a payable to related parties of $2,884 due to the manager, and a receivable from related parties of $13,826 from a related mortgage fund.  At December 31, 2020 the payable to related parties consisted of accounts payable and cost reimbursements to the manager and related mortgage funds of $3,388, which was offset by a receivable of $5,101 due from the manager and related mortgage funds. The net amount due from the manager and related mortgage funds as of December 31, 2020 totaled $1,713 and is included in other assets on the consolidated balance sheet. The receivable was received from the manager and the payable was paid to the manager in March 2021.

-	Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par, which approximates fair value. In the six months ended June 30, 2021, a related mortgage fund transferred to RMI VIII two performing loans with aggregate principal of approximately $1,371,000 in-full at par value, which approximates fair value. RMI VIII paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans. There were no loans transferred from related mortgage funds in the six months ended June 30, 2020.

In the six months ended June 30, 2021 RMI VIII transferred to a related mortgage fund five performing loans with aggregate principal of approximately $4,672,000 in-full at par value, which approximates fair value. In the six months ended June 30, 2020 RMI VIII transferred to a related mortgage fund one performing loan with principal of approximately $2,297,000 in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

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

As of June 30, 2021, 25 loans with principal of $60,472,016 (representing 83% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less.  The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of June 30, 2021, 16 loans with principal of $16,109,242 (representing 22% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2021, are summarized in the following table ($ in thousands).

	Three months ended	Six months ended
Principal, beginning of period	$78,413	$74,080
Loans funded	5,972	15,536
Principal collected	(12,584)	(13,282)
Loan transferred from related mortgage fund	747	1,371
Loans transferred to related mortgage fund	—	(4,672)
Loans sold to non-affiliate	—	(485)
Principal, June 30, 2021	$72,548	$72,548

During the three and six months ended June 30, 2021, the partnership renewed one and five maturing (or matured) loans with aggregated principal of approximately $2,174,000 and $23,035,000, respectively, which are not included in the activity shown in the table above. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended.

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

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at June 30, 2021, were disbursed to the partnership’s account by July 19, 2021. Loan payments in trust at December 31, 2020 were disbursed to the partnership’s account by January 15, 2021.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2021	2020
Number of secured loans	33	33
Secured loans – principal	$72,548	$74,080
Secured loans – lowest interest rate (fixed)	7.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,198	$2,245
Average principal as percent of total principal	3.0%	3.0%
Average principal as percent of partners’ capital, net of formation loan	3.1%	2.9%
Average principal as percent of total assets	2.6%	2.7%

Largest secured loan – principal	$10,200	$10,200
Largest principal as percent of total principal	14.1%	13.8%
Largest principal as percent of partners’ capital, net of formation loan	14.2%	13.0%
Largest principal as percent of total assets	12.1%	12.1%

Smallest secured loan – principal	$43	$46
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	11	14
Largest percentage of principal in one California county	37.4%	40.0%

As of June 30, 2021, the partnership’s largest loan, with principal of approximately $10,200,000 is secured by an industrial building in the City and County of San Francisco, bears an interest rate of 9.5% and matures on March 1, 2022. As of June 30, 2021, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	26	$63,114	87%	24	$64,286	87%
Second trust deeds	7	9,434	13	9	9,794	13
Total principal, secured loans	33	72,548	100%	33	74,080	100%
Liens due other lenders at loan closing		16,300			15,759
Total debt		$88,848			$89,839
Appraised property value at loan closing		$168,221			$180,041
Percent of total debt to appraised values (LTV) at loan closing(1)		55.8%			53.8%

(1)

Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	18	$15,172	21%	19	$16,598	22%
Multi-family	1	6,300	9	1	6,300	9
Commercial	14	51,076	70	12	49,682	67
Land	—	—	—	1	1,500	2
Total principal, secured loans	33	$72,548	100%	33	$74,080	100%

(2)

Single family property type at June 30, 2021, consists of 5 loans with aggregate principal of approximately $2,849,000 that are owner occupied and 13 loans with aggregate principal of approximately $12,323,000 that are non-owner occupied. At December 31, 2020, single family property type consisted of 8 loans with aggregate principal of $3,344,000 that are owner occupied and 11 loans with aggregate principal of $13,254,000 that are non-owner occupied.  Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Distribution by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$27,134	37.4%	$29,659	40.0%
San Mateo	11,317	15.6	16,756	22.6
Alameda	6,242	8.6	823	1.1
Santa Clara	5,306	7.3	4,600	6.2
Contra Costa	—	—	302	0.4
Marin	1,659	2.3	917	1.2
	51,658	71.2	53,057	71.5
Other Northern California
Placer	—	0.0	1,500	2.0
Santa Cruz	—	0.0	485	0.7
Amador	—	0.0	701	0.9
Mariposa	43	0.1	46	0.1
	43	0.1	2,732	3.7
Northern California Total	51,701	71.3	55,789	75.2
Los Angeles & Coastal
Los Angeles	10,748	14.9	10,199	13.8
Orange	2,196	3.0	642	0.9
Santa Barbara	2,063	2.8	2,070	2.8
Riverside	460	0.6	—	0.0
	15,467	21.3	12,911	17.5
Other Southern California
San Bernardino	5,380	7.4	5,380	7.3
	5,380	7.4	5,380	7.3
Southern California Total	20,847	28.7	18,291	24.8
Total principal, secured loans	$72,548	100.0%	$74,080	100.0%

(3)	Includes the Silicon Valley

Scheduled maturities

Secured loans scheduled to mature as of June 30, 2021 are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2021	5	$18,360	25%
2022	19	48,153	67
2023	4	3,716	5
2024	1	591	1
2025	—	—	—
Thereafter	1	736	1
Total scheduled maturities	30	71,556	99
Matured at June 30, 2021	3	992	1
Total principal, secured loans	33	$72,548	100%

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at June 30, 2021, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities.  Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	28	$64,112	30	$58,941
Past Due
30-89 days	1	2,064	—	—
90-179 days	2	588	—	—
180 or more days	2	5,784	3	15,139
Total past due	5	8,436	3	15,139
Total principal, secured loans	33	$72,548	33	$74,080

At June 30, 2021 there was one forbearance agreements in effect with principal of $5,380,000, which is included in the table above as 180 or more days past due. At December 31, 2020 there were two forbearance agreements in effect with aggregate principal of $10,735,000, both of which are included in the table above as 180 or more days past due.  In June 2021, one loan with principal of approximately $5,355,000, which had a forbearance agreement in place and was designated as impaired and in non-accrual status, paid off in full.

No loan forbearance agreements or payment modifications were made during the six months ended June 30, 2021, and none were in effect at December 31, 2020, that would be deemed troubled debt restructurings.

Non-performing secured loans at June 30, 2021, and December 31, 2020, had principal payments in arrears totaling $6,373,000 (5 loans) and $15,139,000 (3 loans), respectively and interest payments in arrears totaling $307,000 and $849,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at June 30, 2021 and December 31, 2020, are presented in the following tables.

	Loans		Principal		Interest(4)
At June 30, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	1	$—	$1	$—	$16	$17
90-179 days (4-6 payments)	2	—	588	—	—	—	588
180 or more days (more than 6 payments)(5)	2	—	5,784	—	291	—	6,075
Total past due	4	1	$6,372	$1	$291	$16	$6,680

(4)

Interest includes foregone interest of approximately $291,000 on non-accrual loans past maturity. Interest for June 2021 is due on July 1, 2021 and is not included in the payments in arrears at June 30, 2021.

(5)	One loan, with principal of approximately $5,380,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at June 30, 2021.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

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

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2021	December 31, 2020
Number of loans	1	3
Principal	$5,380	$15,139
Advances	8	24
Accrued interest(8)	—	368
Total recorded investment	$5,388	$15,531
Foregone interest	$333	$582

(8)	Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

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

At June 30, 2021, there were three loans, with aggregate principal of approximately $992,000 and accrued interest of approximately $7,000 which were 90 or more days past due not in non-accrual status.

At December 31, 2020, there were no loans 90 or more days past due and not in non-accrual status.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Activity in the allowance for loan losses for the six months ended June 30, 2021 and 2020 is presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$50	$50
Provision for loan loss	1	126
Recovery for loan losses	(1)	(126)
Balance, June 30	$50	$50

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	June 30, 2021	December 31, 2020
Number of loans	4	3
Principal	$6,372	$15,139
Recorded investment(9)	6,489	15,531
Impaired loans without allowance	6,489	15,531
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	51.4%	54.0%

(9)	Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

Loans designated impaired had an average recorded investment balance, interest income recognized, and interest income received in cash for the six months ended June 30, 2021 and the year ended December 31, 2020 as presented in the following table ($ in thousands).
	June 30, 2021	December 31, 2020
Average recorded investment	$11,010	$14,231
Interest income recognized	44	1,271
Interest income received in cash	224	502

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation adjustments for the three and six months ended June 30, 2021 and 2020 are summarized in the following tables ($ in thousands).

	Three months ended			Six months ended
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,044	$(3,239)	$8,805	$12,044	$(3,239)	$8,805
Valuation allowance adjustment	—	(294)	(294)	—	(294)	(294)
Balance, June 30, 2021	$12,044	$(3,533)	$8,511	$12,044	$(3,533)	$8,511

	Three months ended			Six months ended
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$6,374	$(3,239)	$3,135	$6,491	$(3,239)	$3,252
Acquisitions from foreclosure	5,787	—	5,787	5,787	—	5,787
Dispositions	—	—	—	(117)	—	(117)
Balance, June 30, 2020	$12,161	$(3,239)	$8,922	$12,161	$(3,239)	$8,922

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

The fair value of the REO is adjusted on a nonrecurring basis. When it is determined that the fair value of REO is less than the original cost basis in the property based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs) or if an offer deemed likely to result in a sale is received a write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition.

The following transactions occurred during the six months ended June 30, 2021.

•	The valuation allowance on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021.

The following transactions occurred during the six months ended June 30, 2020.

•

In June, the partnership acquired – in Los Angeles County (Hollywood Hills) – by two foreclosure sales, two single-family residences on separate adjoining parcels with a shared driveway. The larger parcel and residence are 0.31 acres and approximately 5,200 square feet, respectively. The other parcel and residence are 0.12 acres and approximately 3,100 square feet, respectively. The aggregate estimated net realizable value of the two properties based on recent appraisals was $5,787,000 (see below for mortgages payable and other liabilities assumed at foreclosure).

•	In March, the partnership sold – in San Francisco County – one of two remaining units in a condominium complex for approximately $186,000, with a gain of approximately $68,000.

A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016.  The borrower paid in full in June 2021, and the previously deferred gain of $79,000 was recognized.

REO at June 30, 2021 was comprised of five properties with a carrying value of approximately $8,511,000. REO is recorded at fair value less costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less cost to sell based on appraisals and analysis by RMC:

•	In Los Angeles County (Hollywood Hills) two single-family residences on separate adjoining parcels.
•	In San Francisco County, 1 residential unit in a condominium complex. This unit is under contract to sell, with closing expected in the third quarter of 2021.
•

In Fresno County, a partially completed home subdivision. The sale of this property closed in July 2021. The net realized amount approximated the adjusted carrying value of the REO property at June 30, 2021.

•	In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial.
•	In San Francisco County, a real estate interest comprised of a condominium unit composed of storage lockers and signage rights for the exterior façade of the building.

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales subject to two first mortgages, with aggregate principal outstanding of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The mortgages were 201 and 242 days delinquent at the date of foreclosure sale, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes at acquisition are included in accounts payable on the consolidated balance sheet.

Since acquisition, accrued interest of approximately $110,000, and property taxes of approximately $71,000 have been recorded in accrued liabilities on the consolidated balance sheet. The borrower has contested the foreclosure sale, and as of June 30, 2021, has not relinquished possession of the residences.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Mortgages payable at June 30, 2021 and December 31, 2020 are summarized in the following table ($ in thousands).

Lender - summary of terms
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020.	$1,453
East West Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures January 14, 2035, with interest at Prime plus 1% or 4.25%. This mortgage and all amounts owed thereon were repaid in August 2021.	996
Total mortgages payable	$2,449

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three and six months ended June 30, 2021 and 2020 ($ in thousands).

	Three months ended		Six months ended
	2021	2020	2021	2020
Holding costs, net of other income	$(59)	$(21)	$(127)	$(40)
Gain on sales	79	—	79	68
Valuation adjustments	(294)	—	(294)	—
REO, net	$(274)	$(21)	$(342)	$28

Holding costs, net of other income includes month-to-month rents received of approximately $27,000 and $29,000 for the three months ended June 30, 2021 and 2020, respectively, and $44,000 and $52,000 for the six months ended June 30, 2021 and 2020, respectively for the homes in Fresno County and the unit-storage lockers and signage in San Francisco county.

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

June 30, 2021 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

NOTE 7 – LINE OF CREDIT

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement and in September 2020 borrowed on the bank line of credit.  Activity involving the line of credit during the six months ended June 30, 2021 and 2020 is presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$2,453	$—
Draws	12,447	—
Repayments	(6,300)	—
Balance, June 30,	$8,600	$—
Line of credit - average daily balance	$5,613	$—

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

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At June 30, 2021 the interest rate was five percent (5%).

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

At June 30, 2021 and December 31, 2020, aggregate principal of pledged loans was approximately $21,690,000 and $5,371,000, respectively with a maximum allowed advance thereon of approximately $10,000,000 and $3,491,000, respectively.

Debt issuance costs of approximately $108,000 are being amortized over the two-year term of the loan agreement. Amortized debt issuance costs included in interest expense approximated $13,000 for each of the three months ended June 30, 2021 and 2020 and approximated $27,000 and $13,000 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at June 30, 2021.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2021 (unaudited)

Legal proceedings

As of June 30, 2021, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.  In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

In August 2021, RMI VIII paid to East West Bank all amounts owed on the first mortgage loan of approximately $1,092,000, including principal of approximately $996,000, related to the single-family residence located in Los Angeles County.

In July 2021, RMI VIII sold a partially completed home subdivision of 36 lots located in Fresno County for $255,000. The net realized amount approximated the adjusted carrying value of the REO property at June 30, 2021.

The manager evaluated events subsequent to June 30, 2021 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2021. While the COVID-19 pandemic has not had a material adverse effect on our reported results for our first or second quarter, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication “California Posts Robust Payroll Gain in June” dated July 16, 2021:

Labor Shortages Are Holding Back an Even Stronger Pace of Hiring

•	Nonfarm employers added 73,500 net new jobs during June, the second largest gain of any state.
•	While the monthly gain was impressive, the pace of payroll growth has moderated a touch recently alongside widespread labor shortages.
•	The leisure & hospitality sector accounted for the lion's share of the total gain, adding 44,400 new jobs. Within leisure & hospitality, hiring at hotels, bars and restaurants rose by 37,000.
•	Health care & social assistance, which includes nursing homes and child daycare centers, expanded headcounts by 7,700, while retailers added 2,500.
•	Professional & business services payrolls increased by 3,400 jobs, thanks to a 3,200 improvement in administrative & waste services.
•

Transportation, warehousing & utilities employment rose by 1,400. Although the number of ships waiting to anchor remains elevated, congestion at the Port of Los Angeles/Long Beach appears to be clearing up a bit. This is a sign that the supply chain bottlenecks affecting virtually every industry may be starting to ease.

•	Manufacturing payrolls advanced by 4,200, marking the fifth consecutive monthly gain.
•	Construction firms once again trimmed headcounts, as payrolls declined by 3,000.
•

The state's unemployment rate was unchanged at 7.7%, although May's jobless rate was revised down from [SIC] 7.7% from 7.9%. This time last year, the unemployment rate was 14.1%, a reminder that while progress has been slow, a great deal of improvement has occurred over the past 12 months.

•

Drought conditions continue to worsen as the summer wears on. The assessment of conditions in over 33% of California has recently been elevated to an "exceptional" classification (the most severe). Increasingly dire drought conditions are fueling an increase in wildfires, straining water resources and threatening the state's massive agricultural industry.

Hiring remains robust in the Golden State. Employers added 73,500 net new jobs during June, the second largest gain of any state. While the monthly gain was impressive, the pace of payroll growth has cooled down slightly. While employers have expanded payrolls every month since February, the total gains have been shrinking with each consecutive month. There are several reasons why job growth has slightly moderated, but widespread labor shortages stand out as the driving factor. Put another way, if businesses could find the labor they needed, employment growth could be much stronger.

Leisure & hospitality accounted for the lion's share of the total gain in June, adding 44,400 new jobs. Within leisure & hospitality, hiring at hotels, bars and restaurants rose by 37,000, while arts, entertainment & recreation added 7,400 jobs. According to Visit California [https://industry.visitcalifornia.com/research/travel-forecast] travel spending in the state dropped to $65.1 billion in 2020—only 45% of 2019 spending levels. This year is shaping up to be much better. Travel and tourism is quickly ramping up across the state, most notably in Southern California. Hotel occupancy rates in Los Angeles and San Diego are still below the levels seen in the summer of 2019 but are steadily climbing higher. The ramp up in tourism appears to be providing a boost to the entire Southern California economy. During June, overall employment rose solidly in San Diego and Anaheim, while employers in Los Angeles added 29,700 total jobs, more than other metro in the state.

The Bay Area saw more modest gains during the month. San Francisco businesses increased headcounts by 11,900, while San Jose added just 2,700 jobs. Statewide, hiring in the tech industry advanced, but only slightly. Professional & business services payrolls increased by 3,400 jobs, largely due to a 3,200 improvement in administrative & waste services. California's professional, scientific & technical services industry payrolls were largely unchanged, while information sector payrolls edged up by 500 jobs.

Elsewhere, health care & social assistance expanded headcounts by 7,700, while retailers added 2,500. Manufacturing payrolls advanced by 4,200, the fifth consecutive monthly gain, while transportation, warehousing & utilities employment rose by 1,400 jobs. Although the number of ships waiting to anchor remains elevated, congestion at the Port of Los Angeles/Long Beach appears to be clearing somewhat. This is a sign that the supply chain bottlenecks affecting virtually every industry may be beginning to ease. Construction firms once again trimmed headcounts in June, as payrolls declined by 3,000, the third straight monthly drop. While residential construction remains strong, nonresidential activity looks to be waning amid a thinning backlog of new projects.

The state's unemployment rate was unchanged at 7.7%, although May's jobless rate was revised down from 7.7% from 7.9%. This time last year, the unemployment rate was 14.1%, a reminder that while progress has been slow, a great deal of improvement has occurred over the past 12 months. The state's labor market appears poised for improvement in coming months. Jobless claims remain elevated relative to their pre-COVID norms, but continue to trend lower, which suggests fewer layoffs are taking place. The $300 federal unemployment benefit will end in September, which will likely boost labor force participation and nonfarm payrolls, although it may take a few months for the those [SIC] effects to become apparent in the employment data.

While California's economy remains firmly on the path to recovery, worsening drought conditions are increasingly a risk. The assessment of conditions in over 33% of California have recently been elevated to an "exceptional" classification (the most severe). Increasingly dire drought conditions are fueling an increase in wildfires, straining water resources and threatening the state's massive agricultural industry. The rising number of COVID cases is another risk, although hospitalizations are not rising anywhere near as much as infections. We are seeing some restrictions being reinstated, but not in a way that would derail California's economic recovery.

Key performance indicators

Key performance indicators as of and for the six months ended June 30, 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Secured loans principal – end of period balance	$72,548	$77,895
Secured loans principal – average daily balance	$74,611	$84,103

Interest income	$3,639	$3,845
Portfolio interest rate(1)	8.9%	8.9%
Effective yield rate(2)	9.8%	9.1%

Line of credit - end of period	$8,600	$—
Line of credit - average daily balance(3)	$5,613	$—

Mortgages payable - end of period	$2,449	$2,449
Mortgages payable - average daily balance (4)	$2,449	$2,449

Interest expense
Line of credit	$167	$13
Mortgages payable	$51	$7

Recovery of loan losses	$(1)	$(126)

Operations expense	$2,032	$1,909

Net income	$1,426	$2,055
Percent(5)(6)	3.6%	4.3%

Limited partners’ capital – end of period	$76,087	$90,537
Limited partners’ capital – average balance	$79,493	$94,483
Limited partners’ capital – withdrawals(7)	$7,543	$9,324

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent secured loans principal – average daily balance (annualized)
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
(7)

Scheduled liquidations as of June 30, 2021 were approximately $27,029,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of June 30, 2020 were approximately $35,922,000.

Key performance indicators as of and for the three months ended June 30, 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Secured loans principal – end of period balance	$72,548	$77,895
Secured loans principal – average daily balance	$74,977	$82,125

Interest income	$1,997	$2,107
Portfolio interest rate(1)	8.9%	8.9%
Effective yield rate(2)	10.7%	10.3%

Line of credit - end of period	$8,600	$—
Line of credit - average daily balance(3)	$7,411	$—

Mortgages payable - end of period	$2,449	$2,449
Mortgages payable - average daily balance (4)	$2,449	$2,449

Interest expense
Line of credit	$106	$13
Mortgages payable	$26	$7

Recovery of loan losses	$—	$(126)

Operations expense	$1,072	$937

Net income	$824	$1,283
Percent(5)(6)	4.2%	5.5%

Limited partners’ capital – end of period	$76,087	$90,537
Limited partners’ capital – average balance	$77,745	$92,340
Limited partners’ capital – withdrawals(7)	$3,737	$4,433

(1)	Stated note interest rate, weighted daily average (annualized)
(2)	Percent secured loans principal – average daily balance (annualized)
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
(7)

Scheduled liquidations as of June 30, 2021 were approximately $27,029,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of June 30, 2020 were approximately $35,922,000.

Secured loans

The June 30, 2021 secured loans principal of approximately $72.5 million, was a reduction of 6.9% ($5.4 million) compared to June 30, 2020 secured loans principal of approximately $77.9 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts.

At June 30, 2021, limited partners’ capital-end of period of approximately $76.1 million was a reduction of 15.9% ($14.4 million) compared to the June 30, 2020 limited partners’ capital-end of period of $90.5 million. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for detailed presentations on withdrawals of limited partners’ capital.

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

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at June 30, 2021 was 55.8%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.2% in the property, and we as lenders have loaned in the aggregate 55.8% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at June 30, 2021 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$12,838	17.7%	$—	0.0%	$12,838	17.7%
40-49%	1,056	1.4	5,345	7.4	6,401	8.8
50-59%	14,875	20.5	846	1.2	15,721	21.7
60-69%	24,458	33.7	3,065	4.2	27,523	37.9
Subtotal <70%	53,227	73.3	9,256	12.8	62,483	86.1

70-79%	9,844	13.6	178	0.2	10,022	13.8
Subtotal <80%	63,071	86.9	9,434	13.0	72,505	99.9

≥80%	43	0.1	—	0.0	43	0.1

Total	$63,114	87.0%	$9,434	13.0%	$72,548	100.0%

(1)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at June 30, 2021 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$992	1.4%	$—	0.0%	$992	1.4%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	2,064	2.8	—	0.0	2,064	2.8
60-69%	5,380	7.4	—	0.0	5,380	7.4
Subtotal <70%	8,436	11.6	—	0.0	8,436	11.6

70-79%	-	0.0	—	0.0	—	0.0
Subtotal <80%	8,436	11.6	—	0.0	8,436	11.6

≥80%	—	0.0	—	0.0	—	0.0

Total	$8,436	11.6%	$—	0.0%	$8,436	11.6%

(2)	LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)	Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at June 30, 2021, totaled approximately $6.7 million of which $6.4 million was principal, and approximately $307,000 was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

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

Performance overview/net income 2021 v. 2020

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 3.6% and 4.3% for the six months ended June 30, 2021 and 2020, respectively. Net income decreased approximately $629,000 (30.6%) for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to the reduction in net interest income of approximately $404,000 (10.6%) and increased operations expense of approximately $123,000 (6.4%).

Analysis and discussion of income from operations 2021 v. 2020 (six months ended)

Significant changes to net income for the six months ended June 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Six months ended
June 30, 2021	$3,421	$(1)	$2,032	$1,426
June 30, 2020	3,825	(126)	1,909	2,055
Change	$(404)	$125	$123	$(629)

Change
Decrease secured loans principal - average daily balance	(441)	—	(78)	(363)
Effective yield rate	235	—	—	235
Amortization of debt issuance costs	(13)	—	—	(13)
Interest on line of credit	(141)	—	—	(141)
Interest on mortgages payable assumed at foreclosure	(44)	—	—	(44)
Decrease limited partners' capital - average balance	—	—	(57)	57
Decrease in allocable expenses from the manager	—	—	(10)	10
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	100
Expanded legal and audit services	—	—	66	(66)
Tax compliance cost efficiency	—	—	(69)	69
Timing of services rendered	—	—	(5)	5
REO sales, net	—	—	(11)	11
REO acquisitions	—	—	87	(87)
REO valuation adjustments	—	—	294	(294)
Collected recoveries year-over-year	—	126	—	(126)
Other	—	(1)	6	18
Change	$(404)	$125	$123	$(629)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $404,000 for the six months ended June 30, 2021 compared to the same period in 2020.

Interest income declined approximately $206,000 (5.4%) for the six months ended June 30, 2021 compared to the same period in 2020. The secured loans principal – average daily balance decreased $9.5 million (11.3%) to approximately $74.6 million, and the effective yield rate increased by 0.7 percentage points to 9.8% for the six months ended June 30, 2021 as compared to the same period in 2020.

Interest expense increased approximately $198,000 (990.0%) for the six months ended June 30, 2021 as compared to the same period in 2020 as the line of credit was utilized and mortgage interest expense accrued for the full period in 2021.

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the six months ended June 30, 2021 and 2020. In the six months ended June 30, 2021 an insignificant recovery was recognized on a loan.

In June 2020, the partnership recorded a recovery of loan losses of $126,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional	REO,
	fees	fees	RMC	services	net	Other	Total
Six months ended
June 30, 2021	$560	152	354	593	342	31	$2,032
June 30, 2020	638	181	491	610	(28)	17	1,909
Change	$(78)	(29)	(137)	(17)	370	14	$123

Change
Decrease secured loans principal - average daily balance	(78)	—	—	—	—	—	(78)
Decrease limited partners' capital - average balance	—	(29)	(28)	—	—	—	(57)
Decrease in allocable expenses from the manager	—	—	(10)	—	—	—	(10)
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	—	—	—	(100)
Expanded legal and audit services	—	—	—	66	—	—	66
Tax compliance cost efficiency	—	—	—	(69)	—	—	(69)
Timing of services rendered	—	—	—	(5)	—	—	(5)
REO sales, net	—	—	—	—	(11)	—	(11)
REO acquisitions	—	—	—	—	87	—	87
REO valuation adjustments	—	—	—	—	294	—	294
Other	—	—	1	(9)	—	14	6
Change	$(78)	(29)	(137)	(17)	370	14	$123

Mortgage servicing fees

The decrease in mortgage servicing fees for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $74.6 million from approximately $84.1 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the decrease in limited partners’ capital – average balance to approximately $79.5 million from $94.5 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The decrease in costs from RMC of approximately $137,000 for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC, a decrease in allocable payroll and professional services, and a final reimbursement of $100,000 in 2020 related to a 2019 recovery of loan losses.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $17,000 for the six months ended June 30, 2021 as compared to the same period in 2020 was due primarily to a reduction of tax compliance costs as a result of process efficiency implemented in 2021, which was offset by expanded legal and audit services associated with COVID-19, securing the line of credit, loan transactions and valuation of loan collateral.

REO, net

The June 30, 2021, REO balance was approximately $8.5 million compared to the June 30, 2020 balance of approximately $8.8 million.

In June 2021, the valuation allowance on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021.

During the six months ended June 30, 2020, one condominium unit in an REO property located in San Francisco County was sold with a gain of approximately $68,000 and two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills) were acquired by two separate foreclosure sales, totaling approximately $5.8 million. There were no REO sales or acquisitions in the six months ended June 30, 2021.

A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016.  The borrower paid in full in June 2021, and the previously deferred gain of $79,000 was recognized upon payment.

Holding costs, net of other income includes month-to-month rents received of approximately $44,000 and $52,000 for the six months ended June 30, 2021 and 2020, respectively for the homes in Fresno County and the unit-storage lockers and signage in San Francisco county.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Analysis and discussion of income from operations 2021 v. 2020 (three months ended)

Significant changes to net income for the three month period ended June 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Three months ended
June 30, 2021	$1,865	—	1,072	$824
June 30, 2020	2,087	(126)	937	1,283
Change	$(222)	126	135	$(459)

Change
Decrease secured loans principal - average daily balance	(184)	—	(32)	(152)
Effective yield rate	74	—	—	74
Amortization of debt issuance costs	—	—	—	—
Interest on line of credit	(93)	—	—	(93)
Interest on mortgages payable assumed at foreclosure	(19)	—	—	(19)
Decrease limited partners' capital - average balance	—	—	(26)	26
Decrease in allocable expenses from the manager	—	—	14	(14)
Reimbursements to RMC, costs for recovery of loan losses	—	—	—	—
Expanded legal and audit services	—	—	(13)	13
Tax compliance cost efficiency	—	—	(69)	69
Timing of services rendered	—	—	—	—
REO sales, net	—	—	(79)	79
REO acquisitions	—	—	38	(38)
REO valuation adjustments	—	—	294	(294)
Collected recoveries year-over-year	—	126	—	(126)
Other	—	—	8	16
Change	$(222)	126	135	$(459)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $222,000 (10.6%) for the three months ended June 30, 2021 compared to the same period in 2020.

Interest income declined approximately $110,000 (5.2%) for the three months ended June 30, 2021 compared to the same period in 2020. The secured loans principal – average daily balance decreased $7.1 million (8.7%) to approximately $75.0 million, and the effective yield rate increased by 0.4 percentage points to 10.7% for the three months ended June 30, 2021 as compared to the same period in 2020.

Interest expense increased approximately $112,000 (560.0%) for the three months ended June 30, 2021 as compared to the same period in 2020 as the line of credit was utilized and interest on mortgage interest expense accrued for the full period in 2021.

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions or charge-offs to the provision for loan losses during the three months ended June 30, 2021 or 2020.

In June 2020, the partnership recorded a recovery of loan losses of $126,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional
	fees	fees	RMC	services	REO, net	Other	Total
Three months ended
June 30, 2021	$283	75	180	232	274	28	$1,072
June 30, 2020	315	89	177	318	21	17	937
Change	$(32)	(14)	3	(86)	253	11	$135

Change
Decrease secured loans principal - average daily balance	(32)	—	—	—	—	—	(32)
Decrease limited partners' capital - average balance	—	(14)	(12)	—	—	—	(26)
Increase in allocable expenses from the manager	—	—	14	—	—	—	14
Expanded legal and audit services	—	—	—	(13)	—	—	(13)
Tax compliance cost efficiency	—	—	—	(69)	—	—	(69)
REO sales, net	—	—	—	—	(79)	—	(79)
REO acquisitions	—	—	—	—	38	—	38
REO valuation adjustments	—	—	—	—	294	—	294
Other	—	—	1	(4)	—	11	8
Change	$(32)	$(14)	$3	$(86)	$253	$11	$135

Mortgage servicing fees

The decrease in mortgage servicing fees for the three months ended June 30, 2021 as compared to the same period in 2020, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $75.0 million from approximately $82.1 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the decrease in limited partners’ capital – average balance to approximately $77.7 million from $92.3 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The increase in costs from RMC of approximately $3,000 for the three months ended June 30, 2021 as compared to the same period in 2020 was due to an increase in payroll and other allocable expenses from the manager, offset by a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $86,000 for the three months ended June 30, 2021 over the same period in 2020 was due primarily to a reduction of tax compliance costs as a result of process efficiency implemented in 2021.

REO, net

The June 30, 2021, REO balance was approximately $8.5 million compared to the June 30, 2020 balance of approximately $8.8 million.

In June 2021, the valuation allowance on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021.

During the three months ended June 30, 2020 two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills), were acquired by two separate foreclosure sales, totaling approximately $5.8 million.  There were no REO acquisitions in the three months ended June 30, 2021.

There were no REO sales in the three months ended June 30, 2021 or 2020.  A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016.  The borrower paid in full in June 2021, and the previously deferred gain of $79,000 was recognized upon payment.

Holding costs, net of other income includes month-to-month rents received of approximately $27,000 and $29,000 for the three months ended June 30, 2021 and 2020, respectively for the homes in Fresno County and the unit-storage lockers and signage in San Francisco county.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2021 and 2020 are presented in the following table ($ in thousands).

	Six Months Ended June 30
	2021	2020
Limited partners' capital
Withdrawals, net of early withdrawal fees	$(7,462)	$(9,197)
Distributions	(773)	(943)
Formation loan	227	—
Cash used in limited partners' capital	(8,008)	(10,140)

Borrowings
Line of credit advances, net	6,147	—
Interest paid	(127)	—
Debt issuance costs paid - line of credit	—	(108)
Cash from (used in) borrowings	6,020	(108)

Loan earnings and payments
Interest received, net	3,913	3,318
Late fees	102	13
Recovery of loan losses	—	126
Loans funded, net	(15,536)	(1,500)
Principal collected	13,282	4,572
Loan transferred from related mortgage fund	(1,371)	—
Loans transferred to related mortgage fund	4,672	2,297
Loans sold to non-affiliate, net	485	—
Advances received from (made on) loans	39	(48)
Total cash from loan production	5,586	8,778

REO
Sale proceeds, net	—	186
Holding costs	(84)	(40)
Cash (used in) from REO operations and sales	(84)	146

Operations expense, excluding REO holding costs	(1,583)	(1,817)

Net increase (decrease) in cash	$1,931	$(3,141)
Cash, end of period	$2,295	$1,001

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three and six months ended June 30, 2021 and 2020 are presented in the following table ($ in thousands).

	Three months ended		Six months ended
Withdrawals	2021	2020	2021	2020
Without penalty	$3,309	$3,899	$6,737	$8,046
With penalty	428	534	806	1,278
Total	$3,737	$4,433	$7,543	$9,324

Scheduled, at June 30,	$27,029	$35,922	$27,029	$35,922

Scheduled withdrawals of limited partners’ capital at June 30, 2021 are presented in the following table ($ in thousands).

2021	$6,597
2022	9,404
2023	6,267
2024	3,378
2025	1,179
Thereafter	204
Total	$27,029

Scheduled withdrawals of limited partners’ capital of approximately $745,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement. For the six months ended June 30, 2021, the line of credit had an average daily balance of approximately $5.6 million. At June 30, 2021, the balance was $8.6 million. See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2,449,000. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

Contractual obligations

At June 30, 2021, the partnership had no construction or rehabilitation loans outstanding, no loan commitments pending, and no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement. Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report presents detailed discussion of the partnership’s contractual obligations to the general partners.

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

As of June 30, 2021, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance.

Item 1A.	Risk Factors

Not included because the partnership is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended June 30, 2021 were approximately $3,737,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.1	Business Loan Agreement; Promissory Note dated March 13, 2020; Pledge and Security Agreement

10.2	Promissory Note; Pledge and Security Agreement dated September 30, 2020

10.3	Promissory Note; Pledge and Security Agreement dated October 14, 2020

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: August 16, 2021	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 16, 2021	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner