Form 10-Q
period 2021-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2021-11-15
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Part I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2021 (unaudited) and December 31, 2020 (audited)

($ in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Cash, in banks	$1,255	$364
Loan payments in trust	742	116

Loans
Principal	70,227	74,080
Advances	125	164
Accrued interest	544	716
Loan balances secured by deeds of trust	70,896	74,960

Allowance for loan losses	(55)	(50)
Loan balances secured by deeds of trust, net	70,841	74,910

Real estate owned (REO), net	8,258	8,805

Debt issuance costs, net	27	67
Receivable from related party (Note 3)	1	2
Other assets	96	57
Total assets	$81,220	$84,321

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$135	$184
Accrued liabilities	1,052	882
Line of credit	10,000	2,453
Payable to related party (Note 3)	1	—
Mortgages payable	1,453	2,449
Total liabilities	12,641	5,968

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	72,735	82,991
General partners’ deficit	(634)	(655)
Total partners’ capital	72,101	82,336

Receivable from manager (formation loan)	(3,522)	(3,983)

Partners’ capital, net of formation loan	68,579	78,353

Total liabilities and partners’ capital	$81,220	$84,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2021 and 2020 ($ in thousands) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenue
Interest income	$1,669	$1,574	$5,308	$5,419
Interest expense
Line of credit	(108)	(15)	(275)	(28)
Mortgages payable	(20)	(26)	(71)	(33)
Total interest expense	(128)	(41)	(346)	(61)
Net interest income	1,541	1,533	4,962	5,358

Late fees	5	41	41	54
Total revenue, net	1,546	1,574	5,003	5,412

Provision for (recovery of) loan losses	5	(8)	4	(134)

Operations expense
Mortgage servicing fees	265	286	825	924
Asset management fees	71	84	223	265
Costs from Redwood Mortgage Corp.	148	185	502	676
Professional services	224	275	817	885
REO, net (Note 5)	83	51	425	23
Other	9	1	40	18
Total operations expense	800	882	2,832	2,791

Net income	$741	$700	$2,167	$2,755

Net income
Limited partners (99%)	$734	$693	$2,146	$2,727
General partners (1%)	7	7	21	28
	$741	$700	$2,167	$2,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2021

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, June 30, 2021	$76,087	$(641)	$75,446
Net income	734	7	741
Distributions	(383)	—	(383)
Withdrawals	(3,703)	—	(3,703)
Balance, September 30, 2021	$72,735	$(634)	$72,101

For the Nine Months Ended September 30, 2021

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	2,146	21	2,167
Distributions	(1,156)	—	(1,156)
Withdrawals	(11,246)	—	(11,246)
Balance, September 30, 2021	$72,735	$(634)	$72,101

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

($ in thousands) (unaudited)

	Nine Months Ended September 30
	2021	2020
Operating activities
Interest income received	$5,480	$4,879
Interest expense	(265)	—
Late fees and other loan income	105	54
Operations expense	(2,457)	(2,514)
Total cash provided by operating activities	2,863	2,419

Investing activities
Loans
Loans funded	(21,111)	(3,775)
Principal collected	19,449	7,441
Loan transferred from related mortgage fund	(1,371)	—
Loans transferred to related mortgage fund	5,711	2,297
Loans sold to non-affiliate	485	—
Advances received from (made on) loans	39	(62)
Recovery of loan losses	—	134
Total - Loans	3,202	6,035

REO - sales proceeds, net	216	186
Total cash provided by investing activities	3,418	6,221

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(11,126)	(13,326)
Partner distributions	(1,156)	(1,400)
RMC payments - formation loan	341	—
Cash distributions to partners, net	(11,941)	(14,726)
Promissory note received from related party	—	850
Mortgages repaid	(996)	—
Line of credit
Advances	16,847	1,515
Repayments	(9,300)	—
Debt issuance costs	—	(108)
Cash provided by line of credit	7,547	1,407
Total cash (used in) financing activities	(5,390)	(12,469)
Net increase (decrease) in cash	891	(3,829)
Cash, beginning of period	364	4,142
Cash, end of period	$1,255	$313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operating activities:

	Nine Months Ended September 30
	2021	2020
Cash flows from operating activities
Net income	$2,167	$2,755
Adjustments to reconcile net income to net cash provided by operating activities

Provision for loan losses	5	(134)
Amortization of debt issuance costs	40	27
REO – gain on disposal	(79)	(68)
REO – impairment	294	—
Change in operating assets and liabilities
Loan payments in trust	64	—
Accrued interest	172	(420)
Prepaid interest	—	(121)
Receivable from related party	1	—
Other assets	(39)	—
Accounts payable and accrued liabilities	237	303
Payable to related party	1	77
Net cash provided by operating activities	$2,863	$2,419
Supplemental disclosures of cash flow information - REO
Non-cash investing activities
Real estate (REO) acquired by foreclosure	$—	$5,787
Mortgages payable (REO acquired by foreclosure)	—	(2,449)
Mortgage payable interest, property taxes, and other liabilities assumed at foreclosure	—	(175)
Settlement of loan and interest receivable net of liabilities assumed at foreclosure	—	(3,163)

Non-cash investing activities includes $2,331,000 for the nine months ended September 30, 2020 for loans transferred to held for sale. There were no loans transferred to held for sale during the nine months ended September 30, 2021. Non-cash financing activity for the nine months ended September 30, 2021 and 2020 includes early withdrawal penalties of approximately $120,000 and $168,000, respectively. Early withdrawal penalties are applied as a reduction to the formation loan.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2021 (unaudited)

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

COVID-19

Given the ongoing and dynamic nature of the impacts on peoples’ lives, the healthcare system and its resources, and the economy and real estate markets since the World Health Organization declared the COVID-19 outbreak a pandemic, it is not possible to predict or estimate the impact - for the remainder of 2021 and the years beyond - of the COVID-19 outbreak on the financial condition, the liquidity or the results of operations of the partnership. While the partnership has not incurred material disruptions to date, the rapid developments and fluidity of COVID-19 may cause the manager to continue to adjust its business operations, lending parameters, and collection practices and processes for past-due loans. The majority of borrowers have continued to make monthly payments and/or negotiated in good faith resulting in extensions on terms consistent with the original loan terms. No loan losses were incurred in the first nine months of 2021 and none were incurred in 2020.

During 2020 and to a lesser extent in 2021, as a result of the disruptions caused by the pandemic, the partnership has experienced a manageable increase in requests for loan extensions, payment delinquencies and requests for forbearance agreements from borrowers. Market conditions, regulatory restrictions on the partnership's enforcement rights with respect to loans in default, delays in foreclosure proceedings, including moratoriums in some jurisdictions, and backlogs in the courts has increased the timeline to resolve non-performing and /or maturing loans.

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 60% and 62% at September 30, 2021 and 2020, respectively.

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

September 30, 2021 (unaudited)

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

September 30, 2021 (unaudited)

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

September 30, 2021 (unaudited)

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

September 30, 2021 (unaudited)

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

September 30, 2021 (unaudited)

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

Commissions and fees are paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $87,000 and $218,000 for the three months ended September 30, 2021 and 2020, respectively and $350,000 and $295,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership’s advances totaled $22,567,000, of which $3,522,000 remains outstanding at September 30, 2021.

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

The formation loan transactions for the nine months ended September 30, 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$3,983	$4,292
Payments received from RMC	(341)	—
Early withdrawal penalties applied	(120)	(168)
Balance, September 30	$3,522	$4,124

RMC is repaying the formation loan such that the formation loan is paid by December 31, 2026. Beginning December 31, 2020, RMC has been making quarterly payments of principal, without interest, of approximately $162,500, less early withdrawal penalties and plans to continue with quarterly payments until – in the opinion of the manager - the market uncertainties resulting from the COVID-19 pandemic are substantially resolved and loan brokerage commissions earned by the manager on new loan originations return to pre-pandemic levels. Annual payments of $650,000 are expected to resume by December 2022.

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and nine months ended September 30, 2021 and 2020 are presented in the following table ($ in thousands).

	Three months ended		Nine months ended
Withdrawals	2021	2020	2021	2020
Without penalty	$3,307	$3,767	$10,044	$11,813
With penalty	396	403	1,202	1,681
Total	$3,703	$4,170	$11,246	$13,494

Scheduled, at September 30,	$27,021	$33,865	$27,021	$33,865

Scheduled withdrawals of limited partners’ capital as of September 30, 2021 are presented in the following table ($ in thousands).

2021	$3,393
2022	10,387
2023	6,916
2024	4,141
2025	1,703
Thereafter	481
Total	$27,021

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Scheduled withdrawals of limited partners’ capital of approximately $1,066,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Other related party transactions

-
Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At September 30, 2021, the partnership had a payable to related parties of $1,356 primarily due to the manager, and a receivable from related parties of $1,050 from a related mortgage fund. At December 31, 2020 the payable to related parties consisted of accounts payable and cost reimbursements to the manager and related mortgage funds of $3,388, which was offset by a receivable of $5,101 due from the manager and related mortgage funds. The net amount due from the manager and related mortgage funds as of December 31, 2020 totaled $1,713. The receivable was received from the manager and the payable was paid to the manager in March 2021.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par, which approximates fair value.

In the nine months ended September 30, 2021, a related mortgage fund transferred to RMI VIII two performing loans with aggregate principal of approximately $1,371,000 in-full at par value, which approximates fair value. RMI VIII paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans. There were no loans transferred from related mortgage funds in the nine months ended September 30, 2020.

In the nine months ended September 30, 2021 RMI VIII transferred to a related mortgage fund seven performing loans with aggregate principal of approximately $5,711,000 in-full at par value, which approximates fair value. In the nine months ended September 30, 2020 RMI VIII transferred to a related mortgage fund one performing loan with principal of approximately $2,297,000 in-full at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans.

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

As of September 30, 2021, 25 loans with principal of $61,576,103 (representing 88% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of September 30, 2021, 16 loans with principal of $15,821,625 (representing 23% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2021, are summarized in the following table ($ in thousands).

	Three months ended	Nine months ended
Principal, beginning of period	$72,548	$74,080
Loans funded	4,885	20,421
Principal collected	(6,167)	(19,449)
Loan transferred from related mortgage fund	—	1,371
Loans transferred to related mortgage fund	(1,039)	(5,711)
Loans sold to non-affiliate	—	(485)
Principal, September 30, 2021	$70,227	$70,227

During the nine months ended September 30, 2021, the partnership renewed five maturing (or matured) loans with aggregated principal of approximately $23,035,000, which are not included in the activity shown in the table above. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended. The partnership did not renew any loans during the three months ended September 30, 2021.

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

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. At September 30, 2021 the loan payments in trust balance included $690,000 related to a loan funded on the last day of the quarter, which did not record until October 1, 2021, and is not included in the activity shown in the table above. The remaining loan payments in trust of approximately $52,000 at September 30, 2021, were disbursed to the partnership’s account by October 18, 2021. Loan payments in trust at December 31, 2020 were distributed to the partnership’s account by January 15, 2021.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2021	2020
Number of secured loans	33	33
Secured loans – principal	$70,227	$74,080
Secured loans – lowest interest rate (fixed)	7.0%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,128	$2,245
Average principal as percent of total principal	3.0%	3.0%
Average principal as percent of partners’ capital, net of formation loan	3.1%	2.9%
Average principal as percent of total assets	2.6%	2.7%

Largest secured loan – principal	$10,200	$10,200
Largest principal as percent of total principal	14.5%	13.8%
Largest principal as percent of partners’ capital, net of formation loan	14.9%	13.0%
Largest principal as percent of total assets	12.6%	12.1%

Smallest secured loan – principal	$57	$46
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	12	14
Largest percentage of principal in one California county	38.6%	40.0%

As of September 30, 2021, the partnership’s largest loan, with principal of approximately $10,200,000 is secured by an industrial building in the City and County of San Francisco, bears an interest rate of 9.5% and matures on March 1, 2022. As of September 30, 2021, the partnership had no construction or rehabilitation loans outstanding and had no commitments to lend, other than the loan funded to the trust on the last day of the quarter for $690,000, which did not record until October 1, 2021.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	26	$61,164	87%	24	$64,286	87%
Second trust deeds	7	9,063	13	9	9,794	13
Total principal, secured loans	33	70,227	100%	33	74,080	100%
Liens due other lenders at loan closing		15,668			15,759
Total debt		$85,895			$89,839
Appraised property value at loan closing		$160,410			$180,041
Percent of total debt to appraised values (LTV) at loan closing(1)		56.6%			53.8%

(1)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(2)	16	$13,492	19%	19	$16,598	22%
Multi-family	2	8,200	12	1	6,300	9
Commercial	15	48,535	69	12	49,682	67
Land	—	—	—	1	1,500	2
Total principal, secured loans	33	$70,227	100%	33	$74,080	100%

(2)
Single family property type at September 30, 2021, consists of 4 loans with aggregate principal of approximately $1,793,000 that are owner occupied and 12 loans with aggregate principal of approximately $11,699,000 that are non-owner occupied. At December 31, 2020, single family property type consisted of 8 loans with aggregate principal of $3,344,000 that are owner occupied and 11 loans with aggregate principal of $13,254,000 that are non-owner occupied. Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Distribution by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	September 30, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(3)
San Francisco	$27,121	38.6%	$29,659	40.0%
San Mateo	8,610	12.3	16,756	22.6
Alameda	6,240	8.9	823	1.1
Santa Clara	4,600	6.6	4,600	6.2
Marin	1,656	2.3	917	1.2
Sonoma	578	0.8	—	0.0
Contra Costa	—	—	302	0.4
	48,805	69.5	53,057	71.5

Other Northern California
Mariposa	57	0.1	46	0.1
Placer	—	0.0	1,500	2.0
Santa Cruz	—	0.0	485	0.7
Amador	—	0.0	701	0.9
	57	0.1	2,732	3.7
Northern California Total	48,862	69.6	55,789	75.2

Los Angeles & Coastal
Los Angeles	11,269	16.0	10,199	13.8
Orange	2,194	3.1	642	0.9
Santa Barbara	2,062	2.9	2,070	2.8
Riverside	460	0.7	—	0.0
	15,985	22.7	12,911	17.5

Other Southern California
San Bernardino	5,380	7.7	5,380	7.3
	5,380	7.7	5,380	7.3
Southern California Total	21,365	30.4	18,291	24.8
Total principal, secured loans	$70,227	100.0%	$74,080	100.0%

(3)
Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Scheduled maturities

Secured loans scheduled to mature as of September 30, 2021 are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2021	2	$1,000	1%
2022	20	54,628	78
2023	4	3,713	5
2024	1	590	1
2025	—	—	—
Thereafter	2	1,312	2
Total scheduled maturities	29	61,243	87
Matured at September 30, 2021	4	8,984	13
Total principal, secured loans	33	$70,227	100%

In October 2021, one loan with principal of approximately $7,994,000 included as matured at September 30, 2021 in the table above was brought current and extended with a new maturity date of March 2022.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at September 30, 2021, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	27	$53,800	30	$58,941
Past Due
30-89 days	2	10,057	—	—
90-179 days	—	—	—	—
180 or more days	4	6,370	3	15,139
Total past due	6	16,427	3	15,139
Total principal, secured loans	33	$70,227	33	$74,080

In October 2021, one loan with principal of approximately $7,994,000, included as 30 days delinquent in the table above was brought current and extended with a new maturity date of March 2022.

At September 30, 2021 there was one forbearance agreement in effect with principal of $5,380,000, which is included in the table above as 180 or more days past due. At December 31, 2020 there were two forbearance agreements in effect with aggregate principal of $10,735,000, both of which are included in the table above as 180 or more days past due.

No loan forbearance agreements or payment modifications were made during the nine months ended September 30, 2021, and none were in effect at December 31, 2020, that would be deemed troubled debt restructurings.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

Non-performing secured loans at September 30, 2021, and December 31, 2020, had principal payments in arrears totaling $14,364,000 (6 loans) and $15,139,000 (3 loans), respectively and interest payments in arrears totaling approximately $300,000 and $849,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at September 30, 2021 and December 31, 2020, are presented in the following tables.

	Loans		Principal		Interest(4)
At September 30, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)(5)	1	1	$7,994	$—	$56	$16	$8,066
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)(6)	4	—	6,370	—	228	—	6,598
Total past due	5	1	$14,364	$—	$284	$16	$14,664

(4)
Interest includes foregone interest of approximately $228,000 on non-accrual loans past maturity. Interest for September 2021 is due on October 1, 2021 and is not included in the payments in arrears at September 30, 2021.
(5)
One loan, with principal of approximately $7,994,000 and interest of approximately $56,000, included in past maturity payments (principal and interest) 30-89 days, was brought current and extended in October 2021. The loans new maturity date is March 2022.
(6)
One loan, with principal of approximately $5,380,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at September 30, 2021.

	Loans		Principal		Interest(7)
At December 31, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)(8)	3	—	15,139	—	849	—	15,988
Total past due	3	—	$15,139	$—	$849	$—	$15,988

(7)
Interest includes foregone interest of approximately $512,000 on non-accrual loans past maturity. Interest for December 2020 was due on January 1, 2021 and is not included in the payments in arrears at December 31, 2020.
(8)
Two loans, with an aggregate principal of approximately $10,735,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at December 31, 2020.

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30, 2021	December 31, 2020
Number of loans	4	3
Principal	$6,370	$15,139
Advances	109	24
Accrued interest(9)	53	368
Total recorded investment	$6,532	$15,531
Foregone interest	$262	$582

(9)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

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

At September 30, 2021 and December 31, 2020, there were no loans 90 or more days past due and not in non-accrual status.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2021 and 2020 is presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$50	$50
Provision for loan loss	5	134
Recovery for loan losses	—	(134)
Balance, September 30	$55	$50

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	September 30, 2021	December 31, 2020
Number of loans	4	3
Principal	$6,370	$15,139
Recorded investment(10)	6,532	15,531
Impaired loans without allowance	6,532	15,531
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	51.4%	54.0%

(10)
Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

Loans designated impaired had an average recorded investment balance, interest income recognized, and interest income received in cash for the nine months ended September 30, 2021 and the year ended December 31, 2020 as presented in the following table ($ in thousands).

	September 30, 2021	December 31, 2020
Average recorded investment	$11,032	$14,231
Interest income recognized	64	1,271
Interest income received in cash	374	502

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation adjustments for the three and nine months ended September 30, 2021 and 2020 are summarized in the following tables ($ in thousands).

	Three months ended			Nine months ended
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,044	$(3,533)	$8,511	$12,044	$(3,239)	$8,805
Valuation allowance adjustment	—	—	—	—	(294)	(294)
Dispositions	(1,586)	1,333	(253)	(1,586)	1,333	(253)
Balance, September 30, 2021	$10,458	$(2,200)	$8,258	$10,458	$(2,200)	$8,258

	Three months ended			Nine months ended
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,161	$(3,239)	$8,922	$6,491	$(3,239)	$3,252
Acquisitions from foreclosure	—	—	—	5,787	—	5,787
Dispositions	—	—	—	(117)	—	(117)
Balance, September 30, 2020	$12,161	$(3,239)	$8,922	$12,161	$(3,239)	$8,922

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

The following transactions occurred during the nine months ended September 30, 2021.

•
In July, the partnership sold - in Fresno County, a partially completed home subdivision. The net realized amount approximated the adjusted carrying value taking into account previously recorded valuation allowances.
•
In June, the valuation allowance on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021.

The following transactions occurred during the nine months ended September 30, 2020.

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

A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016. The borrower paid the seller carryback note in-full in June 2021, and the previously deferred gain of $79,000 was recognized.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

REO at September 30, 2021 was comprised of four properties with a carrying value of approximately $8,258,000. REO is recorded at fair value less costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less cost to sell based on appraisals and analysis by RMC:

•
In Los Angeles County (Hollywood Hills) two single-family residences on separate adjoining parcels.
•
In San Francisco County, 1 residential unit in a condominium complex. This unit is under contract to sell, with closing expected in the fourth quarter of 2021.
•
In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial.
•
In San Francisco County, a real estate interest comprised of a condominium unit composed of storage lockers and signage rights for the exterior façade of the building.

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales subject to two first mortgages, with aggregate principal outstanding of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The mortgages were 201 and 242 days delinquent at the date of foreclosure sale, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes at acquisition are included in accounts payable on the consolidated balance sheet. In August 2021, the partnership paid in-full the outstanding principal balance of $996,000 due on one of the mortgages, as well as the outstanding mortgage interest, late fees and other fees of approximately $96,000.

At September 30, 2021, accrued liabilities on the consolidated balance sheet include accrued interest of approximately $80,000, and property taxes of approximately $89,000. The borrower has contested the foreclosure sale, and as of September 30, 2021, has not relinquished possession of the residences.

Mortgages payable at September 30, 2021 and December 31, 2020 are summarized in the following table ($ in thousands).

Lender - summary of terms	September 30, 2021	December 31, 2020
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020.	$1,453	$1,453
East West Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures January 14, 2035, with interest at Prime plus 1% or 4.25% at June 30, 2020. Subsequent to foreclosure, the mortgage was paid in-full in August 2021.	—	996
Total mortgages payable	$1,453	$2,449

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three and nine months ended September 30, 2021 and 2020 ($ in thousands).

	Three months ended		Nine months ended
	2021	2020	2021	2020
Holding costs, net of other income	$(83)	$(51)	$(210)	$(91)
Gain on sales	—	—	79	68
Valuation adjustments	—	—	(294)	—
REO, net	$(83)	$(51)	$(425)	$(23)

Holding costs, net of other income includes month-to-month rents received of approximately $16,000 and $24,000 for the three months ended September 30, 2021 and 2020, respectively, and $60,000 and $76,000 for the nine months ended September 30, 2021 and 2020, respectively for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

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

September 30, 2021 (unaudited)

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

NOTE 7 – LINE OF CREDIT

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement and in September 2020 borrowed on the bank line of credit. Activity involving the line of credit during the nine months ended September 30, 2021 and 2020 is presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$2,453	$—
Draws	16,847	1,515
Repayments	(9,300)	—
Balance, September 30,	$10,000	$1,515
Line of credit - average daily balance	$6,199	$1,515

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

Interest on the outstanding principal is payable monthly and accrues at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At September 30, 2021 the interest rate was five percent (5%).

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2021 (unaudited)

At September 30, 2021 and December 31, 2020, aggregate principal of pledged loans was approximately $21,531,000 and $5,371,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000 and $3,491,000, respectively.

Debt issuance costs of approximately $108,000 are being amortized over the two-year term of the loan agreement. Amortized debt issuance costs included in interest expense approximated $13,000 for each of the three months ended September 30, 2021 and 2020 and approximated $40,000 and $27,000 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at September 30, 2021.

Legal proceedings

As of September 30, 2021, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to September 30, 2021 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Accounting policies are an integral part of our consolidated financial statements. For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31,2020.

There have been no material changes to our critical accounting policies since our annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2021. While the COVID-19 pandemic has not had a material adverse effect on our reported results for our first three quarters, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication “California Posts Modest Payroll Gain in September” dated October 22, 2021:

The Golden State Recovery Loses Some Shine

The pace of hiring appears to be moderating in California. Total nonfarm payrolls rose 47,400 net new jobs during September, the smallest gain since January, when the resurgence in COVID cases and renewed operating restrictions caused payrolls to briefly contract. With this monthly gain, the state has now recouped 63.5% of the 2.7 million jobs last during the initial lockdown period from February to April last year. The overall moderation in employment growth is likely due to a number of factors. For starters, schools reopened to live in-person instruction, which likely resulted in more students leaving the labor market than usual. The late summer rise in COVID cases also brought back strict mask and vaccine mandates. While understandable from a public health standpoint, these restrictions and reignited fears over the virus are likely reducing economic engagement to a certain extent.

Another factor limiting the pace of hiring is a dwindling pool of labor for businesses to tap in order to fill open roles. The unemployment rate remained unchanged at 7.5% during September, as a 0.25% rise in household employment slightly outpaced a slight 0.16% change in the labor force. COVID concerns, difficulty in finding affordable childcare, rising transportation costs and early retirements are all detracting from labor force participation. The ending of expanded federal unemployment benefits, which lapsed in early September, should eventually help bring more workers off the sidelines. The pandemic and rise of remote work has also accelerated the exodus of people and businesses to other states.

Much of the downshift in hiring during September can be traced to Southern California. Payrolls in the Los Angeles-Long Beach metro division fell by 18,400 jobs. The Anaheim-Santa Ana-Irvine metro also slipped 2,200, while Oxnard-Ventura gained just 100 jobs on net. San Diego posted a 3,200 job-gain, but that follows a 4,500 decline the month prior. Riverside-San Bernardino added 3,300 jobs. Meanwhile, the Bay Area has seen payroll growth pick up modestly. San Francisco and San Jose each registered a 6,000 job-increase. Oakland saw hiring increase only modestly, adding 200 to payrolls.

California's recovery may be losing a bit of momentum, but it remains firmly on track. Most major industries added jobs during the month. Leisure & hospitality added 23,300 jobs, more than any other industry. The state's tech industry also added a sizable number of jobs, with the professional, scientific & technical services industry expanding headcounts by 7,300 and information payrolls rising 5,000. Transportation, warehousing & utilities hiring picked up by 3,600 jobs, which comes as welcome news. Shortfalls of truck drivers and warehouse workers are one of the reasons for the growing backlog of container ships at the Ports of Los Angeles-Long Beach, which has become the epicenter of the nation's ongoing supply chain troubles.

Recovery Slowing, but Still on Track

•
Total nonfarm payrolls rose 47,400 net new jobs during September, the smallest gain since payrolls declined in January. With the monthly gain, the state has now recouped 63.5% of the 2.7 million jobs lost during the initial lockdown period.
•
Leisure & hospitality added 23,300 jobs, more than any other industry. Arts, entertainment & recreation rose 10,800, while accommodations & food services increased 12,500.
•
The state's tech industry posted solid job gains during the month, with the professional, scientific & technical services industry expanding headcounts by 7,300 and information payrolls rising 5,000.
•
Transportation, warehousing & utilities hiring picked up 3,600 jobs, which comes as welcome news. Shortfalls of truck drivers and warehouse workers are one of the reasons for the growing backlog of container ships at the Ports of Los Angeles-Long Beach, which has become the epicenter of the nation's ongoing supply chain woes.
•
The public sector added 3,100 jobs, driven entirely by a gain at the state and local level.
•
The healthcare industry increased headcounts by just 800 jobs. This translates to just a 0.03% gain for one of the state's largest sources of employment.
•
Manufacturing posted a solid 5,700 rise in payrolls. Construction jobs climbed 1,400.
•
The unemployment rate remained unchanged at 7.5% during September, as a 0.25% rise in household employment slightly outpaced a slight 0.16% change in the labor force.

Key performance indicators

Key performance indicators as of and for the nine months ended September 30, 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Secured loans principal – end of period balance	$70,227	$77,301
Secured loans principal – average daily balance	$73,416	$81,313

Interest income	$5,308	$5,419
Portfolio interest rate(1)	8.9%	8.9%
Effective yield rate(2)	9.6%	8.9%

Line of credit - end of period	$10,000	$1,515
Line of credit - average daily balance(3)	$6,199	$1,515

Mortgages payable - end of period	$1,453	$2,449
Mortgages payable - average daily balance (4)	$2,256	$2,449

Interest expense
Line of credit	$275	$28
Mortgages payable	$71	$33

Provision for (recovery of) loan losses	$4	$(134)

Operations expense	$2,832	$2,791

Net income	$2,167	$2,755
Percent(5)(6)	3.7%	3.9%

Limited partners’ capital – end of period	$72,735	$86,603
Limited partners’ capital – average balance	$77,804	$92,513
Limited partners’ capital – withdrawals(7)	$11,246	$13,494

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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidations as of September 30, 2021 were approximately $27,021,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of September 30, 2020 were approximately $33,865,000.

Key performance indicators as of and for the three months ended September 30, 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Secured loans principal – end of period balance	$70,227	$77,301
Secured loans principal – average daily balance	$71,064	$75,793

Interest income	$1,669	$1,574
Portfolio interest rate(1)	8.8%	8.8%
Effective yield rate(2)	9.4%	8.3%

Line of credit - end of period	$10,000	$1,515
Line of credit - average daily balance(3)	$7,352	$1,515

Mortgages payable - end of period	$1,453	$2,449
Mortgages payable - average daily balance (4)	$1,875	$2,449

Interest expense
Line of credit	$108	$15
Mortgages payable	$20	$26

Provision for (recovery of) loan losses	$5	$(8)

Operations expense	$800	$882

Net income	$741	$700
Percent(5)(6)	3.9%	3.1%

Limited partners’ capital – end of period	$72,735	$86,603
Limited partners’ capital – average balance	$74,411	$88,570
Limited partners’ capital – withdrawals(7)	$3,703	$4,170

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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidations as of September 30, 2021 were approximately $27,021,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of September 30, 2020 were approximately $33,865,000.

Secured loans

The September 30, 2021 secured loans principal of approximately $70.2 million, was a reduction of 9.2% ($7.1 million) compared to September 30, 2020 secured loans principal of approximately $77.3 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing partner withdrawals although this may be offset in part by utilizing the Line of Credit to fund future loans.

At September 30, 2021, limited partners’ capital-end of period of approximately $72.7 million was a reduction of 16.1% ($13.9 million) compared to the September 30, 2020 limited partners’ capital-end of period of $86.6 million. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for detailed presentations on withdrawals of limited partners’ capital.

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

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at September 30, 2021 was 56.6%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 43.4% in the property, and we as lenders have loaned in the aggregate 56.6% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at September 30, 2021 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$12,834	18.3%	$—	0.0%	$12,834	18.3%
40-49%	460	0.7	5,826	8.2	6,286	8.9
50-59%	12,640	18.0	—	0.0	12,640	18.0
60-69%	25,342	36.1	3,059	4.3	28,401	40.4
Subtotal <70%	51,276	73.1	8,885	12.5	60,161	85.6

70-79%	9,888	14.1	178	0.3	10,066	14.4
Subtotal <80%	61,164	87.2	9,063	12.8	70,227	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$61,164	87.2%	$9,063	12.8%	$70,227	100.0%

(1)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at September 30, 2021 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$990	1.4%	$—	0.0%	$990	1.4%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	2,063	2.9	—	0.0	2,063	2.9
60-69%	13,374	19.0	—	0.0	13,374	19.0
Subtotal <70%	16,427	23.3	—	0.0	16,427	23.3

70-79%	-	0.0	—	0.0	—	0.0
Subtotal <80%	16,427	23.3	—	0.0	16,427	23.3

≥80%	—	0.0	—	0.0	—	0.0

Total	$16,427	23.3%	$—	0.0%	$16,427	23.3%

(2)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at September 30, 2021, totaled approximately $14.7 million of which $14.4 million was principal, and approximately $300,000 was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

One loan, with principal of approximately $7,994,000, included in LTV 60-69% in the table above, was brought current and extended in October 2021. The loan's new maturity date is March 2022.

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

Performance overview/net income 2021 v. 2020

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 3.7% and 3.9% for the nine months ended September 30, 2021 and 2020, respectively. Net income decreased approximately $588,000 (21.3%) for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to the reduction in net interest income of approximately $396,000 (7.4%) and increased operations expense of approximately $41,000 (1.5%).

Analysis and discussion of income from operations 2021 v. 2020 (nine months ended)

Significant changes to net income for the nine months ended September 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Nine months ended
September 30, 2021	$4,962	$4	$2,832	$2,167
September 30, 2020	5,358	(134)	2,791	2,755
Change	$(396)	$138	$41	$(588)

Change
Decrease secured loans principal - average daily balance	(554)	—	(99)	(455)
Effective yield rate	443	—	—	443
Amortization of debt issuance costs	(13)	—	—	(13)
Interest on line of credit	(234)	—	—	(234)
Interest on mortgages payable assumed at foreclosure	(38)	—	—	(38)
Decrease limited partners' capital - average balance	—	—	(83)	83
Decrease in allocable expenses from the manager	—	—	(29)	29
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	100
Expanded legal and audit services	—	—	60	(60)
Tax compliance cost efficiency	—	—	(69)	69
Timing of services rendered	—	—	(45)	45
REO sales, net	—	—	(11)	11
REO acquisitions	—	—	119	(119)
REO valuation adjustments	—	—	294	(294)
Collected recoveries year-over-year	—	139	—	(139)
Other	—	(1)	4	(16)
Change	$(396)	$138	$41	$(588)

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income decreased approximately $396,000 for the nine months ended September 30, 2021 compared to the same period in 2020.

Interest income declined approximately $111,000 (2.0%) for the nine months ended September 30, 2021 compared to the same period in 2020. The secured loans principal – average daily balance decreased $7.9 million (9.7%) to approximately $73.4 million, and the effective yield rate increased by 0.7 percentage points to 9.6% for the nine months ended September 30, 2021 as compared to the same period in 2020.

Interest expense increased approximately $285,000 (467.2%) for the nine months ended September 30, 2021 as compared to the same period in 2020 as the line of credit was utilized and mortgage interest expense accrued for the full period in 2021.

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There was a $5,000 addition to the provision for loan losses during the nine months ended September 30, 2021. There were no charge-offs to the provision for loan losses during the nine months ended September 30, 2021 and 2020. In the nine months ended September 30, 2021 an insignificant recovery was recognized on a loan.

During the nine months ended September 30, 2020, the partnership recorded a recovery of loan losses of $134,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off.

Operations expense

Significant changes to operations expense for the nine months ended September 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional	REO,
	fees	fees	RMC	services	net	Other	Total
Nine months ended
September 30, 2021	$825	223	502	817	425	40	$2,832
September 30, 2020	924	265	676	885	23	18	2,791
Change	$(99)	(42)	(174)	(68)	402	22	$41

Change
Decrease secured loans principal - average daily balance	(99)	—	—	—	—	—	(99)
Decrease limited partners' capital - average balance	—	(42)	(41)	—	—	—	(83)
Decrease in allocable expenses from the manager	—	—	(29)	—	—	—	(29)
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	—	—	—	(100)
Expanded legal and audit services	—	—	—	60	—	—	60
Tax compliance cost efficiency	—	—	—	(69)	—	—	(69)
Timing of services rendered	—	—	—	(45)	—	—	(45)
REO sales, net	—	—	—	—	(11)	—	(11)
REO acquisitions	—	—	—	—	119	—	119
REO valuation adjustments	—	—	—	—	294	—	294
Other	—	—	(4)	(14)	—	22	4
Change	$(99)	(42)	(174)	(68)	402	22	$41

Mortgage servicing fees

The decrease in mortgage servicing fees for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $73.4 million from approximately $81.3 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the decrease in limited partners’ capital – average balance to approximately $77.8 million from $92.5 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The decrease in costs from RMC of approximately $174,000 for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC, a decrease in allocable payroll and professional services, and a final reimbursement of $100,000 in 2020 related to a 2019 recovery of loan losses.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $68,000 for the nine months ended September 30, 2021 as compared to the same period in 2020 was due primarily to a reduction of tax compliance costs as a result of process efficiency implemented in 2021 and reduction of fees from contractors due principally to the timing of services to be rendered for the year. The reductions were offset by expanded legal and audit services associated with securing the line of credit, loan transactions and valuation of loan collateral.

REO, net

The September 30, 2021, REO balance was approximately $8.3 million compared to the September 30, 2020 balance of approximately $8.9 million.

In June 2021, the valuation allowance on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021.

During the nine months ended September 30, 2021 a partially completed home subdivision in Fresno county was sold at a price approximating the adjusted carrying value taking into account previously recorded valuation allowances. There were no REO acquisitions in the nine months ended September 30, 2021.

A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016. The borrower paid the seller carryback note in-full in June 2021, and the previously deferred gain of $79,000 was recognized upon payment.

During the nine months ended September 30, 2020, one condominium unit in an REO property located in San Francisco County was sold with a gain of approximately $68,000 and two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills) were acquired by two separate foreclosure sales, totaling approximately $5.8 million.

Holding costs, net of other income includes month-to-month rents received of approximately $60,000 and $76,000 for the nine months ended September 30, 2021 and 2020, respectively for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Analysis and discussion of income from operations 2021 v. 2020 (three months ended)

Significant changes to net income for the three month period ended September 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Three months ended
September 30, 2021	$1,541	5	800	$741
September 30, 2020	1,533	(8)	882	700
Change	$8	13	(82)	$41

Change
Decrease secured loans principal - average daily balance	(113)	—	(21)	(92)
Effective yield rate	208	—	—	208
Interest on line of credit	(93)	—	—	(93)
Interest on mortgages payable assumed at foreclosure	6	—	—	6
Decrease limited partners' capital - average balance	—	—	(26)	26
Decrease in allocable expenses from the manager	—	—	(19)	19
Expanded legal and audit services	—	—	(6)	6
Timing of services rendered	—	—	(40)	40
REO acquisitions	—	—	32	(32)
Collected recoveries year-over-year	—	13	—	(13)
Other	—	—	(2)	(34)
Change	$8	13	(82)	$41

The table above displays only significant changes to net income for the period and does not cross foot as insignificant components (e.g. other income) are not included.

Net interest income

Net interest income increased approximately $8,000 (0.5%) for the three months ended September 30, 2021 compared to the same period in 2020.

Interest income increased approximately $95,000 (6.0%) for the three months ended September 30, 2021 compared to the same period in 2020. The secured loans principal – average daily balance decreased $4.7 million (6.2%) to approximately $71.1 million, and the effective yield rate increased by 1.1 percentage points to 9.4% for the three months ended September 30, 2021 as compared to the same period in 2020.

Interest expense increased approximately $87,000 (212.2%) for the three months ended September 30, 2021 as compared to the same period in 2020 as the line of credit was utilized and interest on mortgage interest expense accrued for the full period in 2021.

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There was a $5,000 addition to the allowance for loan losses during the three months ended September 30, 2021. There were no additions to the allowance for loan losses during the three months ended September 30, 2020. There were no charge-offs to the provision for loan losses during the three months ended September 30, 2021 or 2020.

Operations expense

Significant changes to operations expense for the three months ended September 30, 2021 compared to the same period in 2020 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional
	fees	fees	RMC	services	REO, net	Other	Total
Three months ended
September 30, 2021	$265	71	148	224	83	9	$800
September 30, 2020	286	84	185	275	51	1	882
Change	$(21)	(13)	(37)	(51)	32	8	$(82)

Change
Decrease secured loans principal - average daily balance	(21)	—	—	—	—	—	(21)
Decrease limited partners' capital - average balance	—	(13)	(13)	—	—	—	(26)
Decrease in allocable expenses from the manager	—	—	(19)	—	—	—	(19)
Legal and audit services	—	—	—	(6)	—	—	(6)
Timing of services rendered	—	—	—	(40)	—	—	(40)
REO acquisitions	—	—	—	—	32	—	32
Other	—	—	(5)	(5)	—	8	(2)
Change	$(21)	(13)	(37)	(51)	32	8	$(82)

Mortgage servicing fees

The decrease in mortgage servicing fees for the three months ended September 30, 2021 as compared to the same period in 2020, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $71.1 million from approximately $75.8 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the decrease in limited partners’ capital – average balance to approximately $74.4 million from $88.6 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The decrease in costs from RMC of approximately $37,000 for the three months ended September 30, 2021 as compared to the same period in 2020 was due to the reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC, and a decrease in allocable payroll and professional services.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $51,000 for the three months ended September 30, 2021 compared to the same period in 2020 was due primarily to a reduction of fees from contractors due principally to the timing of services to be rendered for the year.

REO, net

The September 30, 2021, REO balance was approximately $8.3 million compared to the September 30, 2020 balance of approximately $8.9 million.

During the three months ended September 30, 2021 a partially completed home subdivision in Fresno County was sold at a price approximating the adjusted carrying value taking into account previously recorded valuation allowances. There were no REO sales in the three months ended September 30, 2020.

There were no REO acquisitions in the three months ended September 30, 2021 or 2020.

Holding costs, net of other income includes month-to-month rents received of approximately $16,000 and $24,000 for the three months ended September 30, 2021 and 2020, respectively for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2021 and 2020 are presented in the following table ($ in thousands).

	Nine Months Ended September 30
	2021	2020
Limited partners' capital
Withdrawals, net of early withdrawal fees	$(11,126)	$(13,326)
Distributions	(1,156)	(1,400)
Formation loan	341	—
Cash used in limited partners' capital	(11,941)	(14,726)

Borrowings
Line of credit advances, net	7,547	1,515
Interest paid	(265)	—
Debt issuance costs paid - line of credit	—	(108)
Mortgages repaid	(996)	—
Promissory note to related party	—	850
Cash from borrowings	6,286	2,257

Loan earnings and payments
Interest received, net	5,480	4,879
Late fees	105	54
Recovery of loan losses	—	134
Loans funded, net	(21,111)	(3,775)
Principal collected	19,449	7,441
Loan transferred from related mortgage fund	(1,371)	—
Loans transferred to related mortgage fund	5,711	2,297
Loans sold to non-affiliate, net	485	—
Advances received from (made on) loans	39	(62)
Total cash from loan production	8,787	10,968

REO
Sale proceeds, net	216	186
Holding costs	(201)	(91)
Cash from REO operations and sales	15	95

Operations expense, excluding REO holding costs	(2,256)	(2,423)

Net increase (decrease) in cash	$891	$(3,829)
Cash, end of period	$1,255	$313

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three and nine months ended September 30, 2021 and 2020 are presented in the following table ($ in thousands).

	Three months ended		Nine months ended
Withdrawals	2021	2020	2021	2020
Without penalty	$3,307	$3,767	$10,044	$11,813
With penalty	396	403	1,202	1,681
Total	$3,703	$4,170	$11,246	$13,494

Scheduled, at September 30,	$27,021	$33,865	$27,021	$33,865

Scheduled withdrawals of limited partners’ capital at September 30, 2021 are presented in the following table ($ in thousands).

2021	$3,393
2022	10,387
2023	6,916
2024	4,141
2025	1,703
Thereafter	481
Total	$27,021

Scheduled withdrawals of limited partners’ capital of approximately $1,066,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement. For the nine months ended September 30, 2021, the line of credit had an average daily balance of approximately $6.2 million. At September 30, 2021, the balance was $10.0 million. See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2,449,000. In August 2021, the partnership paid in-full the outstanding principal balance of $996,000 due on one of the mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation on mortgage notes payable, which presentation is incorporated by this reference into this Item 2.

Contractual obligations

At September 30, 2021, the partnership had no construction or rehabilitation loans outstanding and no off-balance sheet arrangements as such arrangements are not permitted by the Partnership Agreement. At September 30, 2021, the partnership had no commitments to lend other than the loan funded to the trust on the last day of the quarter for $690,000, which did not record until October 1, 2021. Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report presents detailed discussion of the partnership’s contractual obligations to the general partners.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2021, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance.

Item 1A. Risk Factors

Not included because the partnership is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended September 30, 2021 were approximately $3,703,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: November 15, 2021	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 15, 2021	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner