Form 10-K
period 2021-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2022-03-31
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-27816

REDWOOD MORTGAGE INVESTORS VIII, L.P.

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

The registrant had 69,093,171 limited partnership interests outstanding as of February 28, 2022.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Index to Form 10-K

December 31, 2021

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future withdrawals of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements, therefore, you should not place undue reliance on forward-looking statements which reflect our view only as of the date hereof.

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
•
changes in government regulation and legislative actions affecting our business; and,
•
the impact of global unrest and economic instability which has an adverse effect on US markets and economic conditions, including inflationary pressures on interest rates.

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

The partnership is externally managed by Redwood Mortgage Corp., a general partner (“RMC” or the “manager”). The general partners are RMC and Michael R. Burwell (“Burwell”), an individual. The manager is solely responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct business as the partnership has no employees of its own. The mortgage loans the partnership funds and/or invests in are arranged and generally are serviced by RMC.

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

Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries. The tax basis in the net assets of the partnership differs from book basis by the amount of the allowance for loan losses and of the valuation allowance for real estate owned. The real estate owned with a valuation allowance is expected to be sold in 2022.

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

In 2021, limited partners could have withdrawn approximately 16,536,000 units, of which 14,783,000 units were withdrawn.

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

Investment objectives and lending guidelines

The partnership’s primary investment objectives are to:

•
yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their related mortgage funds; and
•
preserve and protect the partnership’s capital.

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

The partnership believes its LTV policy provides more potential protective equity than competing lenders who fund loans with a higher LTV. However, the partnership may be viewed as an “asset” lender based on its emphasis on LTV in its underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders. The partnership's business is not dependent on any one or a few major borrowers.

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

Intellectual Property, Royalty Agreements and Labor Contracts

Neither the partnership or the manager owns any patents, trademarks, licenses, franchises, or concessions. Neither the partnership or the manager has entered into any royalty agreements or labor contracts.

Human Capital Resources

The manager provides the personnel and services necessary to conduct business as the partnership has no employees of its own.

Our manager endeavors to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. As required by law, our manager regularly conducts training to prevent harassment and discrimination. Our manager bases its criteria for recruitment, hiring, development, training, compensation and advancement of employees on their qualifications, performance, skills and experience and all employees are compensated without regard to gender, race and ethnicity. During the COVID-19 pandemic, the manager provided its employees work-from-home flexibility to enable them to meet their personal and family needs.

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
•
loan-servicing and debt collection procedures and requirements;
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

COVID-19 Foreclosure & Eviction Moratoriums

In response to the economic hardships caused by the COVID-19 epidemic the federal government, California and some other states as well as localities imposed foreclosure and eviction moratoriums temporarily restricting the ability of lenders and property owners to initiate or continue foreclosure and eviction proceedings against individuals adversely affected by the COVID-19 pandemic. The terms during which such moratoriums were made effective varied and while some have since expired, others have been extended by the applicable enacting governmental bodies and remain effective. While effective, foreclosure moratoriums may restrict our ability to foreclose on certain types of properties securing defaulted loans and increase the overall timeline to resolve these non-performing loans. Eviction moratoriums may also adversely affect the ability of our borrowers to collect rent from their properties which, in turn, may affect their ability to make payments on our loans.

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

Additional Information

The partnership does not maintain an Internet site. Additional information regarding the partnership’s and RMC’s business operations are available free of charge on RMC’s website at www.redwoodmortgageinvestors.com.

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

Item 2 – Properties

None. The partnership has no operations of its own. The real estate owned (REO) by the partnership was acquired by foreclosure on loans and is being marketed for sale.

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

In order to provide liquidity to partners, we provide certain liquidation rights. See “Capital withdrawals and early withdrawals” in Part I of this report. As of February 28, 2022, we had approximately 2,600 limited partners with approximately 69,093,000 units of limited partnership interest.

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distributions

Cash distributions totaled approximately $1,553,000 and $1,832,000 in 2021 and 2020, respectively. See “Distributions to limited partners” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein. We expect to make comparable distributions to limited partners in 2022.

Capital withdrawals

Withdrawals by quarter and total withdrawals since formation are presented in the following table ($ in thousands). All withdrawal payments are processed on the last day of the quarter, and are valued at $1 per unit.

	Capital withdrawals
	2021	2020
Q1	$3,806	$4,891
Q2	3,737	4,433
Q3	3,703	4,170
Q4	3,537	3,867
Total	$14,783	$17,361

Total withdrawals since formation	$177,710

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2021, for RMI VIII. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon withdrawal of units. The withdrawal amount is determined by the applicable provisions of the Partnership Agreement.

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

The fair value less cost to sell of the REO portfolio at December 31, 2021 was approximately $8.9 million (approximately $9.3 million in 2020), representing a premium of approximately $600,000 (approximately $500,000 in 2020) over the book value, per the analysis, based principally on market values for comparable REO.

Market Approach - The market approach measures value based on what other purchasers in the market have paid for assets that can be considered reasonably similar to those being valued. When the market approach is utilized, data is collected on the prices paid for reasonably comparable assets. Adjustments are made to the comparable assets to compensate for differences between those assets and the asset being valued. In the case of real estate for example, adjustments might be made for location, quality of construction, and/or building amenities. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the property.

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

Item 6 – [Reserved.]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto, which are included in Part II, Item 8 of this Report.

General Partners

Note 1 (Organization and General) and Note 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report present details as to the partnership activities for which the general partners are compensated, including the formation loan, which presentation is incorporated by this reference into this Item 7.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including, when applicable, the valuation of non-performing secured loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ materially from these estimates.

Allowance for loan losses

Loans and the related accrued interest and advances (i.e., the loan balance) are analyzed on a periodic basis for ultimate recoverability. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens exceeds the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.

In determining the probability that a borrower may not ultimately perform according to the terms of the original loan agreement - and further that a credit loss may have been incurred, the manager considers the following:

•
payment status – loans with payments in arrears 90+ days (typically 3 payments past due) unless resolution of the delinquency is forthcoming without significant delay;
•
lien position; and
•
loans with an LTV above lending guidelines.

See Results of Operations, Secured Loans included in Part II, Item 7 of this report for a detailed presentation on the LTV by lien position for non-performing and performing loans.

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

Results of Operations

The following discussion describes our results of operations for 2021 and 2020.

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

In the publication "California Job Growth is Ramping Back Up" dated March 25, 2022:

Hiring Ramps Up in February

With COVID fears subsiding, California's economy is reopening and hiring is ramping back up. Employers added 138,100 jobs in February, and the state's unemployment rate fell 0.3 percentage points to 5.4%. January job growth was also revised up by 6,700 to 60,300 jobs. With nearly 200,000 jobs added in just the past two months, California is finally making some headway in recovering the jobs it lost at the onset of the pandemic. The state has now recovered 87.2% of the 2,758,900 jobs lost at the onset of the pandemic, from February to April 2020.

California imposed heavy lockdown restrictions early in the pandemic and has been slower to reopen its economy. As a result, the employment recovery has been particularly drawn out. The pace of job growth has picked up since last fall, however, once the federal government's expanded unemployment compensation program ended in September. January's employment report provided annual benchmark revisions to prior years' data. The revisions showed that employers in California ramped up hiring last year at a faster pace than initially thought. Prior to the revisions, the Bureau of Labor Statistics had reported that employers had recouped about 71.2% of the jobs lost from February to April 2020. The benchmark revisions show that California regained 80% of the lost jobs by the end of 2021. Furthermore, the job gains registered in January and February 2022 brought the recovery rate up to 87.2%. State payrolls are still 491.1K short of the pre-pandemic peak, however.

With job growth ramping up, California has reclaimed its position as the nation's largest job creator. California's Employment Development Department (EDD) notes that of the 678,000 jobs the nation gained in February, California accounted for 20.4% of them. The state’s 6.8% year-over-year job growth considerably outpaced the nation’s 4.6% gain. It's important to note that California's lockdown in December 2020 and January 2021 set it up for a big year-over-year gain. States that did not lockdown did not see job growth slow nearly as much during that same period.

Strong Payroll Gains Carried by Southern California

•
Employers added 138,100 jobs in February. The state's unemployment rate fell 0.3 percentage points to 5.4%. January job growth was revised up by 6,700 to +60,300 jobs. Together, California added nearly 200,000 jobs to start the year.
•
California is finally making some headway in recovering the jobs it lost at the onset of the pandemic. The state has now recovered 87.2% of the 2,758,900 jobs lost at the onset of the pandemic, from February to April 2020.
•
Nonfarm employment has risen by an average of 76,860 a month since September, which is a modest upshift compared to the same period a year ago. The pace improvement coincides with the end of the federal government's expanded unemployment compensation program.
•
Civilian employment (+98,300) rose nearly three times faster than the labor force (+32,600) during February, resulting in 65,700 fewer unemployed Californians.
•
Payrolls increased in all of the major metros in February. Overall, Southern California was a primary driver of the overall employment climb. Los Angeles had the largest increase with a gain of 31,500. Payrolls in Riverside-San Bernardino (+12,200), Anaheim-Santa Ana (+11,000) and San Diego (+7,200) also saw expansions.
•
Elsewhere, the Bay Area also saw hiring pick up. The San Francisco and Oakland metro areas posted a 7,700 and 6,800 job gain, respectively. San Jose gained 4,800 jobs. Meanwhile, Sacramento payrolls rose by 7,300.

Industries Expanded Across the Board in February

•
Job growth was broad based in February with leisure & hospitality (+30,400) posting the largest increase with large gains in limited-service eating places providing a boost.
•
Other industries that suffered outsized job losses during the pandemic also added back jobs at an accelerated pace in February, including health care & social assistance (+19,100), administrative & support services (+14,000) and retail trade (+13,400).
•
Construction (+22,100) posted its largest gain since June 2020. This past month's gain was due, in part, to strength in specialty trade contractors, reflecting recent gains in home building.
•
Transportation & warehousing (+13,300) continues to post impressive gains, reflecting the continued strong volume of goods transiting through California's major ports.
•
Hiring in the tech sector was relatively light in February. Employment in professional, scientific & technical services fell by 800 jobs and employment in the information sector added just 300 jobs in February.
•
Census Bureau estimates of county and metro population for the period between July 2020 and July 2021 were published this week. Several California counties registered a sharp decline in overall population during the period. In relative terms, San Francisco County declined by 6.7%, the second most acute contraction of any county in the country. The drop translates to a loss of 58,764 residents, bringing the county's population from 870.0K to 815.2K.
•
Southern California similarly posted sharp declines. Los Angeles County shrunk by 184,465 residents. At 9.8 million residents, Los Angeles remained as the largest county in the nation, however. The net decline is likely the result of the massive outflow of residents to more affordable areas of California and other states.
•
On the other hand, Riverside County gained 35,631 new residents, the third largest gain in the country in terms of numeric growth.

In the publication "California Payrolls Climb Higher in December" dated January 21, 2022:

Strong Job Gain to End 2021

The California economy ended 2021 with a solid pickup in hiring. Nonfarm employers added 50,700 jobs during December, the 11th consecutive increase in overall headcounts. While the monthly gain is certainly another step in the right direction, hiring appears to be losing a bit of momentum as the calendar turns to 2022. Throughout 2021, the state averaged just under 80,000 new job additions per month, and December's increase was the second weakest of the year. California is also lagging in terms of regaining the jobs that were lost during the 2020 lockdown period. The state has recouped just 71.7% of those jobs, which is inline with other large states such as Pennsylvania and New York, yet far behind Florida and Texas.

The sluggish nature of California's recovery is understandable considering the many challenges the state has faced recently. On top of droughts, wildfires and other environmental crises, the state has had to battle multiple outbreaks of COVID and the restrictions that accompanied them. The surge of the Omicron variant, which appears to have peaked in early January, presents downside risk to hiring in coming months. The state has also had to contend with an unprecedented exodus of residents. California's population declined 0.7% between July 2020 and July 2021, a drop that amounts to the loss of 261,900 residents. The overall decline was driven by a massive 367,300 drop in net domestic migration, far more than any other state.

While 2022 is certain to be another obstacle-filled year, there are reasons to be cautiously optimistic about the state's economic recovery. California has seen significantly stronger household employment growth in recent months. While household employment estimates can be extremely volatile, the recent strength may reflect a pickup in hiring at new businesses not yet included in the industry survey, as well as entrepreneurs, independent contractors and other workers not counted on industry payrolls. The strength in household employment helped drive the unemployment rate down to 6.5% in December from 7.0% the month prior.

What's more, economic output in the state continues to expand at a solid pace. California's real GDP rose 2.9% on a seasonally-adjusted annualized rate (SAAR) basis in Q3-2021, slightly stronger than the national rate. The solid increase brings real GDP to 3.2% above the level seen right before the pandemic. California's tech sector was the largest contributor to overall state GDP growth in Q3, with the professional, scientific & technical services and information sectors solidly expanding output. These capital-intensive industries pace a considerable punch. One industry that has been understandably slow to recover has been the leisure & hospitality industry, which is much more labor-intensive. In Q3, output was still 20.2% below pre-pandemic levels. California's tourism sector saw visits partially bounce back in 2021, as domestic travel ramped up throughout the year. Looking ahead, business and international travel should come back online as COVID risks subside and restrictions are rolled back, making travel to the state more attractive.

Solid Payroll Gain in the Golden State

•
California employers added 50,700 jobs during December. For 2021 as a whole, the state added 954,400 jobs. The state's economy has now recouped 1.95 million of the 2.71 million jobs, almost 72% of the jobs lost during the initial lockdown period in March and April 2020.
•
The unemployment rate fell to 6.5% from 7.0.% the month prior. The relatively steep decline in the jobless rate was the result of December's robust 0.7% gain in household employment, which outpaced the 0.2% gain the labor force.
•
Similar to national trends, California has seen significantly stronger household employment growth in recent months. While household employment estimates can be extremely volatile, the recent strength may reflect a pickup in hiring at new businesses not yet included in the industry survey as well as entrepreneurs, independent contractors and other workers not counted on industry payrolls.
•
Payrolls increased in nearly every region of California during December. Southern California employers expanded payrolls solidly, notably in the Los Angeles metro division (+27,900), Anaheim (+7,900), Riverside (+4,400), San Diego (+4,200) and Oxnard-Ventura (+1,300).
•
The Bay Area also posted strong gains, with payrolls in San Francisco (+7,000), San Jose (+7,200) and Oakland (+6,400) rising markedly.
•
Most major industries expanded headcounts during the month. Leisure & hospitality (+15,000) added more than any other, driven by hiring at hotels, bars and restaurants (+12,000) and arts, entertainment & recreation (+3,000).
•
Professional & business services rose by 12,000 jobs, as the professional, technical & scientific services industry added 8,900.
•
The state's massive healthcare industry expanded headcounts by 4,700, while educational services rose by 2,900 jobs.
•
Transportation & warehousing payrolls increased by a solid 7,200. The improvement comes as welcome news, as backups at the Ports of Los Angeles and Long Beach emanating from shortages of truck drivers and port workers continue to worsen.
•
While the upshift in hiring was broad-based, several industries trimmed headcounts during the month. Retail registered a 7,300 decline, the second straight drop. California has seen greater weakness in retail payrolls relative to the nation, likely reflecting recent challenges in some urban areas. Hiring within the federal government and management of companies & enterprises industry also fell slightly.
•
Construction and manufacturing added 1,200 and 1,800 jobs, respectively.
•
Between July 2020 and July 2021, California's population declined by 0.7% or by 261,900 residents, ranking second to last in the nation behind New York.
•
Most of the population decline was driven by an accelerated outflow of residents and businesses. California ranked last compared to other states in net domestic migration, as 367,300 more people moved away from the state than moved in last year.
•
International migration and the net increase from natural causes (births minus deaths) slowed markedly, exacerbating the state's population decline in 2021.
•
California's real GDP rose 2.9% on a seasonally-adjusted annualized rate (SAAR) basis in Q3-2021, thanks largely to strong output growth in the state's capital-intensive tech and life sciences industries.
•
California's hard hit leisure & hospitality industry remains on a slower path to recovery, with output still 20.2% below pre-pandemic levels in the third quarter of 2021. California's tourism sector depends more on business and international travel, which has not recovered as quickly as domestic leisure travel.
•
Real GDP in Q3-2021 was 3.2% above the level seen right before the pandemic.
•
California's tech sector was the largest contributor to overall state GDP growth in Q3, with the professional, scientific & technical services and information sectors solidly expanding output.

Key performance indicators

Key performance indicators are presented in the following table for 2021 and 2020 ($ in thousands).

	2021	2020
Secured loans principal – end of period balance	$55,099	$74,080
Secured loans principal – average daily balance	$71,825	$80,216

Interest income	$7,055	$6,977
Portfolio interest rate(1)	8.9%	8.9%
Effective yield rate(2)	9.8%	8.7%

Line of credit - end of period	$—	$2,453
Line of credit - average daily balance(3)	$6,417	$3,060

Mortgages payable - end of period	$1,453	$2,449
Mortgages payable - average daily balance (4)	$2,045	$2,449

Interest expense
Line of credit	$379	$84
Mortgages payable	$85	$59

Provision for (recovery of) loan losses	$5	$(134)

Operations expense	$3,714	$3,629

Net income	$2,929	$3,448
Percent(5)(6)	3.8%	3.8%

Limited partners’ capital – end of period	$69,555	$82,991
Limited partners’ capital – average balance	$76,154	$90,609
Limited partners’ capital – withdrawals(7)	$14,783	$17,361
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
4)
In June 2020, the partnership acquired by foreclosure sale two adjoining properties subject to two first mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part II, Item 8 of this report on Form 10-K for a presentation of the activity and of the terms and conditions of the mortgages payable.
5)
Percent of limited partners’ capital – average balance (based on quarter end balances)
6)
Percent based on the net income available to limited partners (excluding 1% of income and loss allocated to general partners)
7)
Scheduled withdrawals of limited partner capital as of December 31, 2021 were approximately $22,472,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of December 31, 2020 were approximately $31,469,000.

Secured loans

The December 31, 2021 secured loan principal – end of period of approximately $55.1 million, was a reduction of 25.6% ($19.0 million) compared to the December 31, 2020 secured loan – end of period principal of approximately $74.1 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing partner withdrawals although this may be offset in part by utilizing the Line of Credit to fund future loans.

As of December 31, 2021 limited partners’ capital-end of period of approximately $69.6 million was a reduction of 16.1% ($13.4 million) compared to the December 31, 2020 limited partners’ capital - end of period of approximately $83.0 million primarily due to limited partner capital withdrawals, partially offset by net income retained in the capital accounts of partners not electing periodic distribution of net income. See Note 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for detailed presentations on withdrawals of limited partners’ capital.

In future periods, reductions in limited partners’ capital (and thereby in capital available to lend) may be offset in part by advances on the line of credit. The REO acquired by foreclosure sale, net of mortgages payable assumed, reduces the capital available to lend until the REO is sold. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part II, Item 8 of this report on Form 10-K for a presentation of the balances and the activity for REO.

We have continued to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by the overall weighted-average loan-to-value ratio (“LTV”) at origination which at December 31, 2021 was 62.3%. Thus, per the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 37.7% in the property, and we as lenders have loaned in the aggregate 62.3% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2021 ($ in thousands). The LTV’s shown in this table have been updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$2,631	4.8%	$—	0.0%	$2,631	4.8%
40-49%	460	0.8	5,342	9.7	5,802	10.5
50-59%	7,328	13.3	—	0.0	7,328	13.3
60-69%	21,210	38.5	2,588	4.7	23,798	43.2
Subtotal <70%	31,629	57.4	7,930	14.4	39,559	71.8

70-79%	14,307	26.0	1,177	2.1	15,484	28.1
Subtotal <80%	45,936	83.4	9,107	16.5	55,043	99.9

≥80%	56	0.1	—	0.0	56	0.1

Total	$45,992	83.5%	$9,107	16.5%	$55,099	100.0%
1)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position are presented in the following table as of December 31, 2021 ($ in thousands). The LTV’s shown in this table have been updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$987	1.8%	$—	0.0%	$987	1.8%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	5,782	10.5	—	0.0	5,782	10.5
60-69%	—	0.0	—	0.0	—	0.0
Subtotal <70%	6,769	12.3	—	0.0	6,769	12.3

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	6,769	12.3	—	0.0	6,769	12.3

≥80%	56	0.1	—	0.0	56	0.1

Total	$6,825	12.4%	$—	0.0%	$6,825	12.4%
2)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
3)
Percent of secured loan principal - end of period.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at December 31, 2021, totaled approximately $1.1 million of which $1.0 million was principal, and approximately $71,000 was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the financial statements included in Part II, Item 8 of this report for detailed presentations on the secured loan portfolio and on the allowance for loan losses.

Performance overview/net income 2021 v. 2020

Net income available to limited partners as a percent of limited partners’ capital – average balance was 3.8% for 2021 and 2020. Net income decreased approximately $519,000 (15.1%) for 2021 as compared to 2020, primarily due to the reduction in net interest income of approximately $243,000 (3.6%), increased operations expense of approximately $85,000 (2.3%), and a decrease in recovery of loan losses of approximately $139,000 (100%).

Analysis and discussion of income from operations 2021 v. 2020

Significant changes to net income during 2021 v. 2020 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Year Ended
December 31, 2021	$6,591	$5	$3,714	$2,929
December 31, 2020	6,834	(134)	3,629	3,448
Change	$(243)	$139	$85	$(519)

Change
Decrease secured loans principal - average daily balance	(810)	—	(124)	(686)
Effective yield rate	888	—	—	888
Amortization of debt issuance costs	(13)	—	—	(13)
Interest on line of credit	(282)	—	—	(282)
Interest on mortgages payable assumed at foreclosure	(26)	—	—	(26)
Decrease limited partners' capital - average balance	—	—	(112)	112
Decrease in allocable expenses from the manager	—	—	(60)	60
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	100
Expanded legal and audit services	—	—	57	(57)
Tax compliance cost efficiency	—	—	(69)	69
Timing of services rendered	—	—	(30)	30
REO sales, net	—	—	54	(54)
REO holding costs	—	—	135	(135)
REO valuation adjustments	—	—	294	(294)
Decrease in collected recoveries and increase in provision year-over-year	—	139	—	(139)
Other	—	—	40	(92)
Change	$(243)	$139	$85	$(519)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $243,000 in 2021 compared to the year 2020.

Interest income increased approximately $78,000 (1.1%) in 2021 compared to 2020. The secured loans principal – average daily balance decreased $8.4 million (10.5%) to approximately $71.8 million, and the effective yield rate increased by 1.1 percentage points to 9.8% for 2021 as compared to 2020.

Interest expense increased approximately $321,000 (224.5%) for 2021 as compared to 2020 as the line of credit was not utilized until September 2020 and the REO acquired by foreclosure subject to the mortgages payable did not occur until June 2020.

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a significant provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. From time to time, the manager may deem it in the best interest of the partnership to agree to concessions to borrowers to facilitate a sale of collateral or a borrower’s refinance transaction primarily for secured loans in second lien position. There was a $5,000 addition to the provision for loan losses during 2021. There were no charge-offs to the provision for loan losses during 2021 or 2020.

In 2021 an insignificant recovery was recognized on a loan. In 2020, the partnership recorded a recovery of loan losses of $134,000 from a court order dated June 2020 pursuant to the terms of a judgment dated October 2012 against a borrower/guarantor. The amounts recovered were previously charged off.

Operations expense 2021 v. 2020

Significant changes to operations expense during 2021 and 2020, are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional	REO,
	fees	fees	RMC	services	net	Other	Total
Year Ended
December 31, 2021	$1,089	290	695	1,083	514	43	$3,714
December 31, 2020	1,213	346	876	1,139	31	24	3,629
Change	$(124)	(56)	(181)	(56)	483	19	$85

Change
Decrease secured loans principal - average daily balance	(124)	—	—	—	—	—	(124)
Decrease limited partners' capital - average balance	—	(56)	(56)	—	—	—	(112)
Decrease in allocable expenses from the manager	—	—	(60)	—	—	—	(60)
Reimbursements to RMC, costs for recovery of loan losses	—	—	(100)	—	—	—	(100)
Expanded legal and audit services	—	—	—	57	—	—	57
Tax compliance cost efficiency	—	—	—	(69)	—	—	(69)
Timing of services rendered	—	—	—	(30)	—	—	(30)
REO sales, net	—	—	—	—	54	—	54
REO holding costs	—	—	—	—	135	—	135
REO valuation adjustments	—	—	—	—	294	—	294
Other	—	—	35	(14)	—	19	40
Change	$(124)	(56)	(181)	(56)	483	19	$85

Mortgage servicing fees

The decrease in mortgage servicing fees for 2021, as compared to 2020, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $71.8 million from approximately $80.2 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for 2021, as compared to 2020, was primarily due to the decrease in limited partners’ capital – average balance to approximately $76.2 million from $90.6 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The decrease in costs from RMC of approximately $181,000 for 2021 as compared to 2020 was due to the reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC, a decrease in allocable payroll and professional services, and a final reimbursement of $100,000 in 2020 related to a 2019 recovery of loan losses. The reductions were offset in part by an increase in cost reimbursements accrued by RMI VIII for costs incurred by RMC in December 2021 to be billed and paid in January 2022 of approximately $45,000.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $56,000 for 2021 as compared to 2020 was due primarily to a reduction of tax compliance costs as a result of process efficiency implemented in 2021 and reduction of fees from contractors due principally to the timing of services to be rendered for the year. The reductions were offset by expanded legal and audit services associated with securing the line of credit, loan transactions and valuation of loan collateral.

REO, net

The December 31, 2021, REO balance was approximately $8.3 million compared to the December 31, 2020 balance of approximately $8.8 million. In June 2021, the valuation allowance on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021. In 2020 there were no adjustments to the REO valuation allowance.

In July 2021, a partially completed home subdivision in Fresno County was sold at a price approximating the adjusted carrying value taking into account previously recorded valuation allowances and a gain was recognized related to a seller carryback on an REO property sold in 2016. The borrower paid the seller carryback note in full in June 2021, and the previously deferred gain of $79,000 was recognized upon payment. In 2020, two condominium units located in San Francisco County were sold with a gain of approximately $133,000.

In June 2020, two single family residences on separate adjoining parcels with a shared driveway in Los Angeles County (Hollywood Hills) were acquired by two separate foreclosure sales, totaling approximately $5.8 million. Holding costs in 2021 include a full year of property taxes and insurance for these properties. Holding costs, net of other income includes month-to-month rents received of approximately $77,000 and $94,000 for 2021 and 2020, respectively for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the financial statements included in Part II, Item 8 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2021	2020
Limited partners' capital
Withdrawals, net of early withdrawal fees	$(14,627)	$(17,165)
Distributions	(1,553)	(1,832)
Formation loan	466	113
Cash used in limited partners' capital	(15,714)	(18,884)

Borrowings
Line of credit advances (repayments), net	(2,453)	2,453
Interest paid	(379)	(29)
Debt issuance costs paid - line of credit	—	(108)
Mortgages repaid	(996)	—
Promissory note to related party	—	850
Promissory note repaid to related party	—	(850)
Cash (used in) provided by borrowings	(3,828)	2,316

Loan earnings and payments
Interest received, net	7,312	6,561
Late fees	147	83
Loans funded, net	(25,248)	(7,718)
Principal collected	38,940	10,798
Loan transferred from related mortgage fund	(1,371)	—
Loans transferred to related mortgage fund	5,711	3,374
Loans sold to non-affiliate, net	485	2,768
Promissory note funded to related party	—	(800)
Promissory note repaid by related party	—	800
Advances received from (made on) loans	48	(63)
Total cash provided by loan production	26,024	15,803

REO
Sale proceeds, net	216	368
Holding costs	(254)	(109)
Cash (used in) provided by REO operations and sales	(38)	259

Operations expense, excluding REO holding costs	(2,905)	(3,272)

Net increase (decrease) in cash	$3,539	$(3,778)
Cash, end of period	$3,903	$364

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

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 58% at December 31, 2021 and 61% at December 31, 2020.

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

The table below sets forth withdrawals of limited partner capital for the years ended December 31 ($ in thousands).

Withdrawals	2021	2020
Without penalty	$13,221	$15,403
With penalty	1,562	1,958
Total	$14,783	$17,361

Scheduled, at December 31,	$22,472	$31,469

Scheduled limited partner capital withdrawals at December 31, 2021 are presented in the following table ($ in thousands).

2022	$10,315
2023	6,538
2024	3,686
2025	1,477
2026	438
Thereafter	18
Total	$22,472

Of the scheduled withdrawals of approximately $22,472,000, approximately $516,000 are subject to early withdrawal penalties as of December 31, 2021.

Borrowings

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement (the loan agreement) and in September 2020 borrowed on the bank line of credit. For the year ended December 31, 2021, the line of credit had an average daily balance of approximately $6.4 million. At December 31, 2021, there was no outstanding balance on the line of credit.

See Note 7 (Line of Credit) and Note 9 (Subsequent Events) to the financial statements included in Part II, Item 8 of this report for details on the loan agreement and the First Loan Modification Agreement dated March 4, 2022 that extends the maturity date to March 2024 and replaces “LIBOR” with "Ameribor" in the definition of the “note rate” in the loan agreement.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2,449,000. In August 2021, the partnership paid in-full the outstanding principal balance of $996,000 due on one of the mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part II, Item 8 of this report for details on the remaining mortgage payable outstanding as of December 31, 2021.

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

The manager believes these sources of funds will provide sufficient funds to adequately meet our obligations beyond the next twelve months.

The partnership’s only obligation is to fund capital account withdrawal requests subject to cash available pursuant to the terms of the partnership agreement.

Contractual obligations, other than withdrawals of limited partners’ capital

At December 31, 2021, the partnership had no construction or rehabilitation loans outstanding, and no other contractual obligations other than redemptions of members capital.

At December 31, 2021, RMI VIII had no off-balance sheet arrangements as such arrangements. Such arrangements are not permitted by the Partnership Agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8 – Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of Redwood Mortgage Investors VIII at and for the years ended December 31, 2021 and 2020 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VIII, LP

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII, LP (a California Limited Partnership) (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Owned

As described in Note 5 to the consolidated financial statements, the Partnership held real estate owned (“REO”) as of December 31, 2021, comprised of four properties with a carrying value, net of approximately $8.3 million including one undeveloped land zoned commercial property in Stanislaus County and two single-family residences on separate adjoining parcels in Los Angeles County. REO is recorded at fair value less estimated costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less estimated costs to sell. The evaluation of the fair value of the REO involves significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified the determination of the fair value of the land in Stanislaus County and the two single-family residences on separate adjoining parcels in Los Angeles County to be a critical audit matter. Management’s determination of fair value is derived from information available in the real estate markets including similar property and is analyzed for changes in fair value which requires significant judgment in assessing the comparable real estate sales transactions used in evaluating the REO fair value. Auditing these significant judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedure we performed to address the critical audit matter included:

•
Utilizing personnel with specialized knowledge and skills in real estate valuation to assist in assessing the current economic conditions in the real estate markets surrounding the REO, the reasonableness of updates made to the comparable real estate sales transactions and the reasonableness of adjustments made to the sales comparisons used in evaluating the REO fair value.

/s/ BDO USA, LLP

We have served as the Partnership's auditor since 2015.

San Francisco, California

March 31, 2022

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2021 and 2020

($ in thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Cash, in banks	$3,903	$364
Loan payments in trust	490	116

Loans
Principal	55,099	74,080
Advances	116	164
Accrued interest	459	716
Loan balances secured by deeds of trust	55,674	74,960

Allowance for loan losses	(55)	(50)
Loan balances secured by deeds of trust, net	55,619	74,910

Real estate owned (REO), net	8,258	8,805

Debt issuance costs, net	13	67
Receivable from related party (Note 3)	—	2
Other assets	87	57
Total assets	$68,370	$84,321

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$195	$184
Accrued liabilities	1,107	882
Line of credit	—	2,453
Payable to related party (Note 3)	47	—
Mortgages payable	1,453	2,449
Total liabilities	2,802	5,968

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	69,555	82,991
General partners’ deficit	(626)	(655)
Total partners’ capital	68,929	82,336

Receivable from manager (formation loan)	(3,361)	(3,983)

Partners’ capital, net of formation loan	65,568	78,353

Total liabilities and partners’ capital	$68,370	$84,321

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2021 and 2020

($ in thousands)

	2021	2020
Revenue
Interest income	$7,055	$6,977
Interest expense
Line of credit	(379)	(84)
Mortgages payable	(85)	(59)
Total interest expense	(464)	(143)
Net interest income	6,591	6,834

Late fees	57	83
Gain on sale, loans	—	26
Total revenue, net	6,648	6,943

Provision for (recovery of) loan losses	5	(134)

Operations expense
Mortgage servicing fees	1,089	1,213
Asset management fees	290	346
Costs from Redwood Mortgage Corp.	695	876
Professional services	1,083	1,139
REO, net (Note 5)	514	31
Other	43	24
Total operations expense	3,714	3,629

Net income	$2,929	$3,448

Net income
Limited partners (99%)	$2,900	$3,414
General partners (1%)	29	34
	$2,929	$3,448

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2021 and 2020

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	2,900	29	2,929
Distributions	(1,553)	—	(1,553)
Withdrawals	(14,783)	—	(14,783)
Balance, December 31, 2021	$69,555	$(626)	$68,929

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2019	$98,770	$(689)	$98,081
Net income	3,414	34	3,448
Distributions	(1,832)	—	(1,832)
Withdrawals	(17,361)	—	(17,361)
Balance, December 31, 2020	$82,991	$(655)	$82,336

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

($ in thousands)

	2021	2020
Operating activities
Interest income received	$7,312	$6,561
Interest expense	(379)	(29)
Late fees and other loan income	147	83
Operations expense	(3,159)	(3,381)
Total cash provided by operating activities	3,921	3,234

Investing activities
Loans
Loans funded	(25,248)	(7,718)
Principal collected	38,940	10,798
Loan transferred from related mortgage fund	(1,371)	—
Loans transferred to related mortgage fund	5,711	3,374
Loans sold to non-affiliate	485	2,768
Advances received from (made on) loans	48	(63)
Promissory note funded to related party	—	(800)
Promissory note repaid by related party	—	800
Total - Loans	18,565	9,159

REO - sales proceeds, net	216	368
Total cash provided by investing activities	18,781	9,527

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(14,627)	(17,165)
Partner distributions	(1,553)	(1,832)
RMC payments - formation loan	466	113
Cash distributions to partners, net	(15,714)	(18,884)
Promissory note received from related party	—	850
Promissory note repaid to related party	—	(850)
Mortgages repaid	(996)	—
Line of credit
Advances	16,847	3,640
Repayments	(19,300)	(1,187)
Debt issuance costs	—	(108)
Cash (used in) provided by line of credit	(2,453)	2,345
Total cash used in financing activities	(19,163)	(16,539)
Net increase (decrease) in cash	3,539	(3,778)
Cash, beginning of period	364	4,142
Cash, end of period	$3,903	$364

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

($ in thousands)

Reconciliation of net income to net cash provided by operating activities:

	2021	2020
Cash flows from operating activities
Net income	$2,929	$3,448
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale, loans	—	(26)
Provision for (recovery of) loan losses	5	(134)
Amortization of debt issuance costs	54	40
REO – gain on disposal	(79)	(133)
REO – impairment	294	—
Change in operating assets and liabilities
Loan payments in trust	90	(97)
Accrued interest	257	(201)
Prepaid interest	—	(121)
Receivable from related party	2	—
Other assets	(30)	171
Accounts payable and accrued liabilities	352	287
Payable to related party	47	—
Net cash provided by operating activities	$3,921	$3,234
Supplemental disclosures of cash flow information - REO
Non-cash investing activities
Real estate (REO) acquired by foreclosure	$—	$5,787
Mortgages payable (REO acquired by foreclosure)	—	(2,449)
Mortgage payable interest, property taxes, and other liabilities assumed at foreclosure	—	(175)
Settlement of loan and interest receivable net of liabilities assumed at foreclosure	—	(3,163)

Non-cash financing activity for 2021 and 2020 includes early withdrawal penalties of approximately $156,000 and $113,000, respectively. Early withdrawal penalties are applied as a reduction to the formation loan.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The partnership’s primary investment objectives are to:

•
yield a high rate of return from mortgage lending, after the payment of certain fees and expenses to the general partners and their related mortgage funds; and
•
preserve and protect the partnership’s capital

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

Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries. The tax basis in the net assets of the partnership differs from book basis by the amount of the allowance for loan losses and the amount of the valuation allowance for real estate owned.

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

December 31, 2021 and 2020

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

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 58% at December 31, 2021 and 61% at December 31, 2020.

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

In the normal course of the partnership’s operations, performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans.

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

December 31, 2021 and 2020

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

Accrued liabilities

Accrued liabilities at December 31, 2021 and 2020 were approximately $1,107,000 and $882,000, respectively, the significant components of which are accrued professional and consulting fees (approximately $827,000 and $651,000, respectively) and accrued REO property taxes and mortgage interest expense (approximately $164,000 and $117,000, respectively).

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

December 31, 2021 and 2020

Recently issued accounting pronouncements

- Accounting and Financial Reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (“ASU”) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (“CECL”) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods in 2023.

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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Costs from Redwood Mortgage Corp.

The manager is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Qualifying personnel/compensation costs and consulting fees are tracked by business activity, and then costs of qualifying activities are allocated to RMI VIII pro-rata based on the percentage of RMI VIII’s limited partners’ capital to the total capital of all related mortgage funds managed by RMC. Certain other non-personnel, qualifying costs such as postage and out-of-pocket general and administrative expenses can be tracked by RMC as specifically attributable to RMI VIII; other non-personnel, qualifying costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, occupancy, and insurance premiums) are allocated pro-rata based on the percentage of RMI VIII’s members’ capital to total capital of the related mortgage funds managed by RMC.

Commissions and fees are paid by the borrowers to RMC

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $429,000 and $224,000 for the years ended December 31, 2021 and 2020, respectively.

- Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership’s advances totaled $22,567,000, of which $3,361,000 remains outstanding at December 31, 2021.

RMC is repaying the formation loan principally from loan brokerage commissions earned on loans, early withdrawal penalties on partner withdrawals and other fees paid by the partnership. RMC will use the proceeds from loan brokerage commissions on loans to repay the formation loans. If both or either one of the initial general partners is removed as a general partner by the vote of holders of a majority of the limited partnership units, and if such successor or additional general partner(s) begins using any other loan brokerage firm for the placement of loans, RMC will be immediately released from any further obligation under the formation loans (except for a proportionate share of the principal installment due at the end of that year). In addition, if both of the general partners are removed, no successor general partners are elected, the partnership is liquidated and RMC is no longer receiving any payments for services rendered, the debt on the formation loans shall be forgiven and RMC will be immediately released from any further obligations under the formation loans.

Formation loan transactions are presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$3,983	$4,292
Payments received from RMC	(466)	(196)
Early withdrawal penalties applied	(156)	(113)
Balance, December 31	$3,361	$3,983

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

RMC is repaying the formation loan such that the formation loan is paid in full by December 31, 2026. Beginning December 31, 2020, RMC has been making quarterly payments of principal, without interest, of approximately $162,500, less early withdrawal penalties and plans to continue with quarterly payments until – in the opinion of the manager - the market uncertainties resulting from the COVID-19 pandemic are substantially resolved and loan brokerage commissions earned by the manager on new loan originations return to pre-pandemic levels. Annual payments of $650,000 are expected to resume by December 2022.

Limited partner capital - withdrawals

The table below sets forth withdrawals of limited partners' capital ($ in thousands).

Withdrawals	2021	2020
Without penalty	$13,221	$15,403
With penalty	1,562	1,958
Total	$14,783	$17,361

Scheduled, at December 31,	$22,472	$31,469

Scheduled withdrawals of limited partners’ capital as of December 31, 2021 are presented in the following table ($ in thousands).

2022	$10,315
2023	6,538
2024	3,686
2025	1,477
2026	438
Thereafter	18
Total	$22,472

Scheduled withdrawals of limited partners’ capital of approximately $516,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Other related party transactions

-Payable to/receivable from related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At December 31, 2021 the partnership had a payable to related parties of approximately $47,000 consisting of accounts payable and cost reimbursements to the manager. There were no receivables from related parties at December 31, 2021. The payable was paid to the manager in February 2022.

At December 31, 2020 the payable to related parties consisted of accounts payable and cost reimbursements to the manager and related mortgage funds of approximately $3,000, which was offset by a receivable of approximately $5,000 due from the manager and related mortgage funds. The net amount due from the manager and related mortgage funds as of December 31, 2020 totaled approximately $2,000. The receivable was received from the manager and the payable was paid to the manager in March 2021.

- Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC-managed mortgage funds at par which approximates market value.

In 2021, a related mortgage fund transferred to RMI VIII two performing loans with aggregate principal of approximately $1,371,000 in-full at par value, which approximates fair value. RMI VIII paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans. There were no loans transferred from related mortgage funds in 2020.

In 2021, RMI VIII transferred to a related mortgage fund seven performing loans with aggregate principal of approximately $5,711,000 in-full at par value, which approximates fair value. In 2020, the partnership transferred to two related mortgage funds four performing loans with aggregate principal of approximately $3,374,000 in-full at par value, which approximates fair value. RMI VIII was paid cash for the loans and has no continuing obligation or involvement with the loans.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

As of December 31, 2021, 23 of the partnership’s 31 loans (representing 84% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of December 31, 2021, 13 of the loans outstanding (representing 68% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	2021	2020
Principal, beginning of period	$74,080	$86,203
Loans funded	25,248	7,718
Principal collected(1)	(39,404)	(10,798)
Loan transferred from related mortgage fund	1,371	—
Loans transferred to related mortgage fund	(5,711)	(3,374)
Loans sold to non-affiliate	(485)	(2,730)
Foreclosures(2)	—	(2,939)
Principal, December 31, 2021	$55,099	$74,080

(1)
Includes principal collected and held in trust at December 31, 2021 of approximately $464,000.
(2)
In 2020 the partnership foreclosed on one loan, with a recorded investment of approximately $3,163,000. The net investment in the loan was adjusted to the estimated fair value of the related collateral, net of any costs to sell in arriving at net realizable value and net of any senior loans, which resulted in the recognition of foregone interest of approximately $140,000.

During 2021 and 2020, the partnership renewed 8 and 18 loans with aggregate principal of approximately $36,572,000 and $53,340,000, respectively, which are not included in the activity shown in the above table. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended.

The partnership funds loans with the intent to hold the loans until maturity, although from time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership.

In 2021, a loan with principal of approximately $485,000, was sold to an unaffiliated third party, for an amount that approximated the loan balance at the time of sale. In 2020, two loans with a principal of approximately $2,730,000 and accrued interest of approximately $13,500 were sold to an unaffiliated third party. After commissions to third parties the partnership recognized a gain of approximately $26,000.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at December 31, 2021 were disbursed to the partnership’s account by January 14, 2022. Loan payments in trust at December 31, 2020 were distributed to the partnership’s account by January 15, 2021.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2021	2020
Number of secured loans	31	33
Secured loans – principal	$55,099	$74,080
Secured loans – lowest interest rate (fixed)	7.3%	5.0%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$1,777	$2,245
Average principal as percent of total principal	3.2%	3.0%
Average principal as percent of partners’ capital, net of formation loan	2.7%	2.9%
Average principal as percent of total assets	2.6%	2.7%

Largest secured loan – principal	$7,994	$10,200
Largest principal as percent of total principal	14.5%	13.8%
Largest principal as percent of partners’ capital, net of formation loan	12.2%	13.0%
Largest principal as percent of total assets	11.7%	12.1%

Smallest secured loan – principal	$56	$46
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	12	14
Largest percentage of principal in one California county	32.1%	40.0%

As of December 31, 2021, the partnership’s largest loan, with an unpaid principal balance of $7,994,068 is secured by an commercial building in the City and County of San Francisco, bears an interest rate of 8.375%, and matures on March 1, 2022.

As of December 31, 2021, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

Lien position

At funding, secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	25	$45,992	83%	24	$64,286	87%
Second trust deeds	6	9,107	17	9	9,794	13
Total principal, secured loans	31	55,099	100%	33	74,080	100%
Liens due other lenders at loan closing		14,988			15,759
Total debt		$70,087			$89,839
Appraised property value at loan closing		$117,570			$180,041
Percent of total debt to appraised values (LTV) at loan closing(3)		62.3%			53.8%
(3)
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

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2021			December 31, 2020
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	16	$14,597	26%	19	$16,598	22%
Multi-family	2	7,550	14	1	6,300	9
Commercial	13	32,952	60	12	49,682	67
Land	—	—	—	1	1,500	2
Total principal, secured loans	31	$55,099	100%	33	$74,080	100%
(4)
Single family property type as of December 31, 2021 consists of 4 loans with aggregate principal of approximately $2,306,000 that are owner occupied and 12 loans with aggregate principal of approximately $12,291,000 that are non-owner occupied. At December 31, 2020, single family property consisted of 8 loans with aggregate principal of approximately $3,344,000 that were owner occupied and 11 loans with aggregate principal of approximately $13,254,000 that were non-owner occupied.

Distribution by California Counties

The distribution of secured loans by counties is presented in the following table ($ in thousands).

	December 31, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$17,694	32.1%	$29,659	40.0%
San Mateo	7,696	14.0	16,756	22.6
Alameda	6,239	11.3	823	1.1
Santa Clara	4,600	8.4	4,600	6.2
Marin	1,653	3.0	917	1.2
Sonoma	576	1.0	—	0.0
Contra Costa	—	0.0	302	0.4
	38,458	69.8	53,057	71.5

Other Northern California
Mariposa	56	0.1	46	0.1
Placer	—	0.0	1,500	2.0
Santa Cruz	—	0.0	485	0.7
Amador	—	0.0	701	0.9
	56	0.1	2,732	3.7
Northern California Total	38,514	69.9	55,789	75.2

Los Angeles & Coastal
Los Angeles	10,783	19.6	10,199	13.8
Orange	2,192	4.0	642	0.9
Santa Barbara	2,062	3.7	2,070	2.8
San Diego	1,088	2.0	—	0.0
	16,125	29.3	12,911	17.5

Other Southern California
San Bernardino	—	0.0	5,380	7.3
Riverside	460	0.8	—	0.0
	460	0.8	5,380	7.3
Southern California Total	16,585	30.1	18,291	24.8
Total principal, secured loans	$55,099	100.0%	$74,080	100.0%
(5)
Includes Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Scheduled maturities

Secured loans scheduled to mature as of December 31, 2021 are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2022	17	$45,108	82%
2023	6	6,049	11
2024	1	588	1
2025	1	1,000	2
2026	—	—	—
Thereafter	2	1,310	2
Total scheduled maturities	27	54,055	98
Matured at December 31, 2021	4	1,044	2
Total principal, secured loans	31	$55,099	100%

In February 2022, two loans, with aggregate principal of approximately $585,000, included as matured at December 31, 2021 in the table above were paid in full, and one loan, with principal of approximately $402,000, included as matured at December 31, 2021 in the table above was brought current and extended with an updated maturity date of June 1, 2022.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at December 31, 2021, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	December 31, 2021		December 31, 2020
	Loans	Principal	Loans	Principal
Current	25	$48,274	30	$58,941
Past Due
30-89 days	2	5,782	—	—
90-179 days	1	56	—	—
180 or more days	3	987	3	15,139
Total past due	6	6,825	3	15,139
Total principal, secured loans	31	$55,099	33	$74,080

In February 2022, two loans, with aggregate principal of approximately $585,000, included as 180 or more days delinquent in the table above were paid in full and one loan, with principal of approximately $402,000, included as 180 or more days delinquent in the table above was brought current and extended.

At December 31, 2021 were no forbearance agreements in effect. At December 31, 2020 there were two forbearance agreements in effect with aggregate principal of $10,735,000, both of which are included in the table above as 180 or more days past due.

No loan forbearance agreements or other loan payment modifications were made during 2021 or 2020 that would be deemed troubled debt restructurings.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Non-performing secured loans at December 31, 2021, and December 31, 2020, had principal payments in arrears totaling approximately $1,047,000 (6 loans) and $15,139,000 (3 loans), respectively and interest payments in arrears totaling approximately $71,000 and $849,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at December 31, 2021 and December 31, 2020, are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(6)
At December 31, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	2	$—	$3	$—	$65	$68
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)(7)	4	—	1,044	—	6	—	1,050
Total past due	4	2	$1,044	$3	$6	$65	$1,118
(6)
Interest includes foregone interest of approximately $700 on non-accrual loans past maturity. Interest for December 2021 is due January 1, 2022 and is not included in the payments in arrears at December 31, 2021.
(7)
In February 2022, two loans, with aggregate principal of approximately $585,000, included in past maturity payments (principal and interest) 180 or more days paid in full and one loan, with principal of approximately $402,000, included in past maturity payments (principal and interest) 180 or more days was brought current and extended.

	Loans		Principal		Interest(8)
At December 31, 2020	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)(9)	3	—	15,139	—	849	—	15,988
Total past due	3	—	$15,139	$—	$849	$—	$15,988
(8)
Interest includes foregone interest of approximately $512,000 on non-accrual loans past maturity. Interest for December 2020 was due on January 1, 2021 and is not included in the payments in arrears at December 31, 2020.
(9)
Two loans, with an aggregate principal of approximately $10,735,000, included in past maturity payments (principal and interest) 180 or more days, had forbearance agreements in place at December 31, 2020.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	December 31, 2021	December 31, 2020
Number of loans	4	3
Principal(10)	$1,044	$15,139
Advances	116	24
Accrued interest(11)	13	368
Total recorded investment	$1,173	$15,531
Foregone interest	$1	$582
(10)
In February 2022, three loans, with aggregate principal of approximately $987,000, included in the table above for 2021 paid in full or were brought current.
(11)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

Non-performing loans are placed on non-accrual status the first of the following month after it is 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above), however, previously recorded interest is not reversed.

At December 31, 2021 and December 31, 2020, there were no loans 90 or more days past due and not in non-accrual status.

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

Activity in the allowance for loan losses for 2021 and 2020 are presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$50	$50
Provision for loan loss	5	134
Recovery for loan losses	—	(134)
Balance, December 31	$55	$50

Loans designated impaired and the associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31, 2021	December 31, 2020
Number of loans	4	3
Principal(12)	$1,044	$15,139
Recorded investment(13)	1,173	15,531
Impaired loans without allowance	1,173	15,531
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	45.4%	54.0%
(12)
In February 2022, three loans, with aggregate principal of approximately $987,000, included in the table above for 2021 paid in full or were brought current.
(13)
Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Loans designated impaired had an average recorded investment and interest income recognized and received in cash as presented in the following table ($ in thousands).

	December 31, 2021	December 31, 2020
Average recorded investment	$8,352	$14,231
Interest income recognized	107	1,271
Interest income received in cash	98	502

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation adjustments for 2021 and 2020 are summarized in the following tables ($ in thousands).

	2021
	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,044	$(3,239)	$8,805
Valuation allowance adjustment	—	(294)	(294)
Dispositions	(1,586)	1,333	(253)
Balance, December 31, 2021	$10,458	$(2,200)	$8,258

	2020
	REO	Valuation Allowance	REO, net
Balance, beginning of period	$6,491	$(3,239)	$3,252
Acquisitions from foreclosure	5,787	—	5,787
Dispositions	(234)	—	(234)
Balance, December 31, 2020	$12,044	$(3,239)	$8,805

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

The following transactions occurred during the year ended December 31, 2021.

•
The valuation allowance on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021.
•
The partnership sold - in Fresno County, a partially completed home subdivision. The net realized amount approximated the adjusted carrying value taking into account previously recorded valuation allowances.

The following transactions occurred during the year ended December 31, 2020.

•
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
•
The partnership sold - in San Francisco County – two of the remaining units in a condominium complex for approximately $368,000, resulting in a gain of approximately $134,000.

A gain on sale of REO was recognized in 2021, related to a seller carryback on an REO property sold in 2016. The borrower paid the seller carryback note in-full in June 2021, and the previously deferred gain of $79,000 was recognized. The gain was deferred until the uncertainty associated with the variable consideration was subsequently resolved which is when the loan was fully paid.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

REO at December 31, 2021 was comprised of four properties with a carrying value of approximately $8,258,000. REO is recorded at fair value less costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less estimated cost to sell based on appraisals and analysis by RMC:

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

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales subject to two first mortgages, with aggregate principal outstanding of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The mortgages were 201 and 242 days delinquent at the date of foreclosure sale, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of approximately $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes at acquisition are included in accounts payable on the consolidated balance sheet. In August 2021, the partnership paid in-full the outstanding principal balance of approximately $996,000 due on one of the mortgages, as well as the outstanding mortgage interest, late fees and other fees of approximately $96,000.

At December 31, 2021, accrued liabilities on the consolidated balance sheet include accrued interest of approximately $94,000, and property taxes of approximately $69,000. The borrower has contested the foreclosure sale, and as of December 31, 2021, possession of the residences has not been established.

Mortgages payable at December 31, 2021 and 2020 are summarized in the following table ($ in thousands).

Lender - summary of terms	December 31, 2021	December 31, 2020
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020.	$1,453	$1,453
East West Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures January 14, 2035, with interest at Prime plus 1% or 4.25% at June 30, 2020. Subsequent to foreclosure, the mortgage was paid in-full in August 2021.	—	996
Total mortgages payable	$1,453	$2,449

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for 2021 and 2020 ($ in thousands).

	2021	2020
Holding costs, net of other income	$(299)	$(164)
Gain on sales	79	133
Valuation adjustments	(294)	—
REO, net	$(514)	$(31)

Holding costs, net of other income includes month-to-month rents received of approximately $77,000 and $94,000 for the years ended December 31, 2021 and 2020, respectively, for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county.

REDWOOD MORTGAGE INVESTORS VIII

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

NOTE 7 – LINE OF CREDIT

Activity involving the line of credit during the years ended December 31, 2021 and 2020 is presented in the following table ($ in thousands).

	2021	2020
Balance, January 1	$2,453	$—
Draws	16,847	3,640
Repayments	(19,300)	(1,187)
Balance, December 31,	$—	$2,453
Line of credit - average daily balance	$6,417	$3,060

The partnership has a line of credit from Western Alliance Bank (bank) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between bank and the partnership dated March 13, 2020 ("original credit agreement"), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the "modification agreement" and together with the original credit agreement, the "credit agreement"). In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement and in April 2020 borrowed on the bank line of credit. The partnership can borrow up to a maximum principal of $10 million under the credit agreement subject to a borrowing base calculation set forth in the credit agreement pursuant to a credit and term loan agreement (the loan agreement) with a bank and the amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans included in the borrowing base. The maturity date under the original credit agreement was scheduled to occur in March 2022; however, under the modification agreement, the maturity date for the line of credit was extended through March 13, 2024 when all amounts outstanding are then due. Under the modified credit agreement, the partnership has the option prior to the end of the extended maturity date to convert the then outstanding principal balance on the line of credit to a two-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 2026.

Prior to the March 4, 2022 modification agreement, interest on the outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The March 4, 2022 modification agreement, however, replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange ("Ameribor"). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%).

If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At December 31, 2021 the interest rate was five percent (5%).

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

December 31, 2021 and 2020

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

At December 31, 2021 and 2020, aggregate principal of pledged loans was approximately $21,487,000 and $5,371,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000 and $3,491,000, respectively.

Debt issuance costs of approximately $108,000 are being amortized over the two-year term of the loan agreement. Amortized debt issuance costs included in interest expense approximated $54,000 and $40,000 for 2021 and 2020, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at December 31, 2021.

Legal proceedings

As of December 31, 2021, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

On March 7, 2022, the partnership entered into a loan modification agreement amending and modifying the terms and conditions of the partnership's credit line loan documents. The modification agreement as entered into on March 7, 2022 and dated effective as of March 4, 2022 modified the terms of the partnership's line of credit by:

•
extending the commitment term during which loan proceeds may be disbursed to the partnership from March 13, 2022 to March 13, 2024;
•
extending the maturity date of the credit line from March 13, 2022 to March 13, 2024;
•
extending the maturity date for the term loan for which the partnership has a conversion option at the end of the commitment term from March 13, 2023 to March 13, 2026; and
•
removing LIBOR as the reference rate and replacing it with Ameribor (i.e., the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange), resulting in an annual interest rate under the credit line equal to the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%).

The partnership evaluated subsequent events that have occurred after December 31, 2021 and determined that there were no other events or transactions that require recognition or disclosure in the consolidated financial statements.

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

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC's principal executive officer/principal financial officer, assessed the effectiveness of the manager's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

The Manager

Redwood Mortgage Corp. Redwood Mortgage Corp., is a licensed real estate broker incorporated in 1978 under the laws of the State of California, and is engaged primarily in the business of arranging and servicing mortgage loans. Redwood Mortgage Corp. acts as the loan broker and servicing agent in connection with loans, as it has done on behalf of several other related mortgage funds formed by the general partners.

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 65, President, Secretary/Treasurer and, Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 64, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Mortgage Brokers, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 54, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

Code of Ethics

Since the partnership has no employees of its own and it is operated by the employees and independent contractors retained by RMC, the partnership has not adopted a Code of Ethics. RMC has adopted a Code of Ethics applicable to its general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal chief executive officer, a principal financial officer, principal accounting officer or controller of the partnership, if any. This Code of Ethics is designed to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between the agents, employees or independent contractors of RMC and the companies it manages, such as the partnership, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that RMC, on behalf of the companies it manages, files with, or submits to, the SEC and in other public communications made by RMC's personal and professional relationships, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics.

You may obtain a copy of this Code of Ethics, without charge, upon request by calling RMC’s Investor Services Department at (650) 365-5341, option 5.

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

In addition to the fees and reimbursements paid by the partnership, RMC receives compensation directly from borrowers, including brokerage commissions on loan originations. In 2021 RMC received brokerage commissions of approximately $429,000 ($224,000 in 2020) related to loan originations made by the partnership.

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

The general partners are allocated one percent (1%) of income and losses. At December 31, 2021, the general partners had a capital deficit of approximately $626,000. RMC also owns limited partnership units of RMI VIII. At December 31, 2021, RMC’s limited partner capital account was approximately $28,000 (0.01%). No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

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

The partnership is managed externally and does not have any directors, including the equivalent of independent directors, or employees. Since the partnership has no board of directors or employees, there is no separately designated compensation, nominating or audit committee except that the Board of Directors of RMC acts as the Audit Committee of RMI VIII. In 2021, there were no transactions involving the lesser of $120,000 or 1% of total assets with RMC, Michael Burwell or any other arguably related parties (other than payments to RMC as discussed herein). Note 3 (General Partners and Other Related Parties) to the Consolidated Financial Statements in Part II Item 8 presents detail as to amounts received by the manager in 2021 and 2020.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2021 and 2020 are as follows:

Audit Fees. The aggregate fees for 2021 and 2020 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $224,000 and $246,000, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2021 and 2020.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2021 and 2020 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2021 and 2020.

The partnership is managed externally and does not have an audit committee. All audit and non-audit services are approved by the manager's board of directors acting as the Audit Committee of RMI VIII prior to the accountant being engaged by the partnership.

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

10.5

First Loan Modification Agreement dated as of March 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2022, (File No. 000-27816) incorporated herein by reference.)

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2020 of a unit of Redwood Mortgage Investors VIII, a California Limited Partnership

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-27816).

Item 16- Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2022.

REDWOOD MORTGAGE INVESTORS VIII,
a California Limited Partnership
(Registrant)

Date: March 31, 2022	By:	Redwood Mortgage Corp., a General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2022.

Signature	Title

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.