Form 10-Q
period 2022-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2022-05-23
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Part I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2022 (unaudited) and December 31, 2021 (audited)

($ in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Cash, in banks	$2,421	$3,903
Loan payments in trust	8	490
Loans held for sale	6,492	—
Loans
Principal	57,205	55,099
Advances	25	116
Accrued interest	724	459
Loan balances secured by deeds of trust	57,954	55,674
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	57,899	55,619
Receivable from related party (Note 3)	4	—

Real estate owned (REO), net	8,258	8,258

Debt issuance costs, net	57	13
Other assets	41	87
Total assets	$75,180	$68,370

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$204	$195
Payable to related party (Note 3)	62	47
Accrued liabilities	1,171	1,107
Line of credit	9,800	—
Mortgages payable	1,453	1,453
Total liabilities	12,690	2,802

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	66,348	69,555
General partners’ deficit	(622)	(626)
Total partners’ capital	65,726	68,929

Receivable from manager (formation loan)	(3,236)	(3,361)

Partners’ capital, net of formation loan	62,490	65,568

Total liabilities and partners’ capital	$75,180	$68,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2022 and 2021 ($ in thousands) (unaudited)

	Three Months Ended March 31
	2022	2021
Revenue
Interest income	$1,320	$1,642
Interest expense
Line of credit	(60)	(61)
Mortgages payable	(15)	(25)
Total interest expense	(75)	(86)
Net interest income	1,245	1,556

Late fees	4	5
Total revenue, net	1,249	1,561

Provision for (recovery of) loan losses	—	(1)

Operations expense
Mortgage servicing fees to related party	223	277
Asset management fees to related party	65	77
Costs from Redwood Mortgage Corp.	175	174
Professional services	351	361
REO, net (Note 5)	84	68
Other	1	3
Total operations expense	899	960

Net income	$350	$602

Net income
Limited partners (99%)	$346	$596
General partners (1%)	4	6
	$350	$602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2022

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2021	$69,555	$(626)	$68,929
Net income	346	4	350
Distributions	(308)	—	(308)
Withdrawals	(3,245)	—	(3,245)
Balance, March 31, 2022	$66,348	$(622)	$65,726

For the Three Months Ended March 31, 2021

($ in thousands) (unaudited)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	596	6	602
Distributions	(379)	—	(379)
Withdrawals	(3,806)	—	(3,806)
Balance, March 31, 2021	$79,402	$(649)	$78,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

($ in thousands) (unaudited)

	Three Months Ended March 31
	2022	2021
Operating activities
Interest income received	$1,055	$1,619
Interest expense	(29)	(34)
Late fees and other loan income	21	88
Operations expense	(801)	(675)
Total cash provided by operating activities	246	998

Investing activities
Loans
Loans funded	(10,489)	(9,564)
Principal collected	2,355	698
Loan transferred from related mortgage fund	—	(624)
Loans transferred to related mortgage fund	—	4,672
Loans sold to non-affiliate	—	485
Advances received from loans	91	22
Total - Loans	(8,043)	(4,311)
Total cash used in investing activities	(8,043)	(4,311)

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(3,208)	(3,768)
Early withdrawal penalties	(37)	—
Partner distributions	(308)	(379)
RMC payments - formation loan	125	113
Cash distributions to partners, net	(3,428)	(4,034)
Line of credit
Advances	10,800	7,547
Repayments	(1,000)	—
Debt issuance costs	(57)	—
Cash provided by line of credit	9,743	7,547
Total cash provided by financing activities	6,315	3,513
Net increase (decrease) in cash	(1,482)	200
Cash, beginning of period	3,903	364
Cash, end of period	$2,421	$564

Non-cash investing activities includes $6,492,000 for the three months ended March 31, 2022 for loans transferred to held for sale. There were no loans transferred to held for sale during the three months ended March 31, 2021.

Non-cash financing activity for the three months ended March 31, 2021 includes early withdrawal penalties of approximately $38,000. There was no non-cash financing activity for early withdrawal penalties for the three months ended March 31, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

($ in thousands) (unaudited)

Reconciliation of net income to net cash provided by operating activities:

	Three Months Ended March 31
	2022	2021
Cash flows from operating activities
Net income	$350	$602
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	14	13
Change in operating assets and liabilities
Loan payments in trust	17	83
Accrued interest	(265)	(22)
Receivable from related party	(4)	—
Other assets	46	—
Accounts payable and accrued liabilities	73	322
Payable to related party	15	—
Net cash provided by operating activities	$246	$998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

March 31, 2022 (unaudited)

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

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 57% and 61% at March 31, 2022 and 2021, respectively.

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

March 31, 2022 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The partnership’s consolidated financial statements include the accounts of the partnership, its wholly-owned subsidiaries (consisting of single-member limited liability companies owning a single real property asset). All significant intercompany transactions and balances have been eliminated in consolidation.

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

March 31, 2022 (unaudited)

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

These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate.

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

March 31, 2022 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Accrued liabilities

Accrued liabilities at March 31, 2022 and December 31, 2021 were approximately $1,171,000 and $1,107,000, respectively, the significant components of which are accrued professional and consulting fees (approximately $910,000 and $827,000, respectively), accrued REO property taxes and mortgage interest expense (approximately $216,000 and $164,000, respectively) and accrued interest on the line of credit (approximately $26,000 and $8,000, respectively).

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

March 31, 2022 (unaudited)

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

Commissions and fees are paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $214,000 and $165,000 for the three months ended March 31, 2022 and 2021, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership’s advances totaled $22,567,000, of which $3,236,000 remains outstanding at March 31, 2022.

RMC is repaying the formation loan principally from loan brokerage commissions earned on loans, early withdrawal penalties on partner withdrawals and other fees paid by the partnership. RMC will use the proceeds from loan brokerage commissions on loans to repay the formation loans. If both or either one of the initial general partners is removed as a general partner by the vote of holders of a majority of the limited partnership units, and if such successor or additional general partner(s) begins using any other loan brokerage firm for the placement of loans, RMC will be immediately released from any further obligation under the formation loans (except for a proportionate share of the principal installment due at the end of that year). In addition, if both of the general partners are removed, no successor general partners are elected, the partnership is liquidated and RMC is no longer receiving any payments for services rendered, the debt on the formation loans shall be forgiven and RMC will be immediately released from any further obligations under the formation loans. As such, the formation loan is presented as contra equity.

The formation loan transactions for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,361	$3,983
Payments received from RMC	(125)	(113)
Early withdrawal penalties applied(1)	—	(38)
Balance, March 31	$3,236	$3,832
(1)
Beginning in 2022, RMC discontinued the specific allocation of early withdrawal penalties it received to the formation loan. The change in 2022 has no net effect on the amounts paid by RMC to RMI VIII. RMC is making quarterly payments of $162,500 ($650,000 annually), including a catch-up payment of $37,500 made in April 2022 for the first quarter of 2022, such that the formation loan is paid in full by December 31, 2026.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

Withdrawals	2022	2021
Without penalty	$2,890	$3,428
With penalty	355	378
Total	$3,245	$3,806

Scheduled, at March 31,	$20,487	$31,362

Scheduled withdrawals of limited partners’ capital in periods as of and after March 31, 2022 are presented in the following table ($ in thousands).

2022	$7,722
2023	6,711
2024	3,822
2025	1,626
2026	566
Thereafter	40
Total	$20,487

Scheduled withdrawals of limited partners’ capital of approximately $500,000, are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Other related party transactions

-
Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At March 31, 2022, the payable to related parties balance of $62,000 consisted of accounts payable due to the manager of $66,000, which was partially offset by a receivable from the manager of $4,000. At March 31, 2022, the receivable from related parties of $4,000 consisted of accounts receivable from a related mortgage fund. The related party transactions were settled by April 29, 2022.

At December 31, 2021, the partnership had a payable to related parties of approximately $47,000 consisting of accounts payable and cost reimbursements to the manager. There were no receivables from related parties at December 31, 2021. The payable was paid to the manager in February 2022.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par, which approximates fair value. No loans were transferred to or from related mortgage funds in the three months ended March 31, 2022.

In the three months ended March 31, 2021, a related mortgage fund transferred to RMI VIII one performing loan with principal of approximately $624,000 at par value, which approximates fair value. RMI VIII paid cash for the loan and the related mortgage fund has no continuing obligation or involvement with the loan.

In the three months ended March 31, 2021 RMI VIII transferred to a related mortgage fund five performing loans with aggregate principal of approximately $4,672,000 at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

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

As of March 31, 2022, 23 loans with principal of $49,753,000 (representing 87% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of March 31, 2022, 13 loans with principal of $15,658,000 (representing 27% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31, 2022, are summarized in the following table ($ in thousands).

2022
Principal, beginning of period	$55,099
Loans funded	10,489
Principal collected(1)	(1,891)
Loans transferred to held for sale(2)	(6,492)
Principal, March 31, 2022	$57,205
(1)
Includes principal collected and held in trust at March 31, 2022 of approximately $300 offset by principal collected and held in trust at December 31, 2021 of approximately $464,000 which was disbursed to the partnership in January 2022.
(2)
As of March 31, 2022, three loans are classified as held for sale. All loans held for sale are performing and in first lien position. No loss has been recorded upon reclassification to held for sale as the fair value is in excess of the cost. The loans held for sale at March 31, 2022 were sold in May 2022.

During the three months ended March 31, 2022, the partnership renewed three maturing (or matured) loans with aggregated principal of approximately $11,799,000, which are not included in the activity shown in the table above. The loans have an average extension period of approximately nine months. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended.

The partnership funds loans with the intent to hold the loans until maturity, although from time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership. During the three months ended March 31, 2022, no loans were sold.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at March 31, 2022, were disbursed to the partnership’s account by April 22, 2022. Loan payments in trust at December 31, 2021 were distributed to the partnership’s account by January 14, 2022.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2022	2021
Number of secured loans	28	31
Secured loans – principal	$57,205	$55,099
Secured loans – lowest interest rate (fixed)	6.5%	7.3%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,043	$1,777
Average principal as percent of total principal	3.6%	3.2%
Average principal as percent of partners’ capital, net of formation loan	3.3%	2.7%
Average principal as percent of total assets	2.7%	2.6%

Largest secured loan – principal	$7,994	$7,994
Largest principal as percent of total principal	14.0%	14.5%
Largest principal as percent of partners’ capital, net of formation loan	12.8%	12.2%
Largest principal as percent of total assets	10.6%	11.7%

Smallest secured loan – principal	$54	$56
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	12	12
Largest percentage of principal in one California county	30.9%	32.1%

As of March 31, 2022, there are two loans with principal balances in excess of 10% of the total outstanding principal balance. The partnership’s largest loan, with principal of approximately $7,994,000 is secured by a commercial building in the City and County of San Francisco, bears an interest rate of 8.375% and matures on September 1, 2022. The second loan, with principal of approximately $6,300,000 is secured by a multi-family building in the City and County of San Francisco, bears an interest rate of 8.25% and matures on April 1, 2022. As of March 31, 2022, both loans were performing and in first lien position. Each of these loans were less than 10% of the partnership assets at their inception.

As of March 31, 2022, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	23	$48,285	84%	25	$45,992	83%
Second trust deeds	5	8,920	16	6	9,107	17
Total principal, secured loans	28	57,205	100%	31	55,099	100%
Liens due other lenders at loan closing		14,807			14,988
Total debt		$72,012			$70,087
Appraised property value at loan closing		$122,433			$117,570
Percent of total debt to appraised values (LTV) at loan closing(3)		61.3%			62.3%
(3)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	13	$13,734	24%	16	$14,597	26%
Multi-family	2	7,550	13	2	7,550	14
Commercial	13	35,921	63	13	32,952	60
Total principal, secured loans	28	$57,205	100%	31	$55,099	100%
(4)
Single family property type at March 31, 2022, consists of 5 loans with aggregate principal of approximately $3,071,000 that are owner occupied and 8 loans with aggregate principal of approximately $10,663,000 that are non-owner occupied. At December 31, 2021, single family property consisted of 4 loans with aggregate principal of approximately $2,306,000 that were owner occupied and 12 loans with aggregate principal of approximately $12,291,000 that were non-owner occupied. Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Distribution by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$17,681	30.9%	$17,694	32.1%
San Mateo	6,929	12.1	7,696	14.0
Alameda	5,654	9.9	6,239	11.3
Santa Clara	5,603	9.8	4,600	8.4
Solano	3,550	6.2	—	0.0
Marin	1,473	2.6	1,653	3.0
Sonoma	—	0.0	576	1.0
	40,890	71.5	38,458	69.8

Other Northern California
Mariposa	54	0.1	56	0.1
Sacramento	770	1.3	—	0.0
	824	1.4	56	0.1
Northern California Total	41,714	72.9	38,514	69.9

Los Angeles & Coastal
Los Angeles	10,782	18.9	10,783	19.6
Orange	2,190	3.8	2,192	4.0
Santa Barbara	2,059	3.6	2,062	3.7
San Diego	—	0.0	1,088	2.0
	15,031	26.3	16,125	29.3

Other Southern California
Riverside	460	0.8	460	0.8
	460	0.8	460	0.8
Southern California Total	15,491	27.1	16,585	30.1
Total principal, secured loans	$57,205	100.0%	$55,099	100.0%
(5)
Includes the Silicon Valley

Scheduled maturities

Secured loans scheduled to mature in periods as of and after March 31, 2022 are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2022(6)	16	$37,370	65%
2023	5	4,977	9
2024	1	587	1
2025	1	999	2
2026	—	—	—
Thereafter	2	4,281	7
Total scheduled maturities	25	48,214	84
Matured at March 31, 2022(7)	3	8,991	16
Total principal, secured loans	28	$57,205	100%
(6)
Loans scheduled to mature in 2022 after March 31.
(7)
Two loans matured as of March 31, 2022 were designated as impaired and one was in non-accrual status.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at March 31, 2022, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Non-performing secured loans

Secured loans summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	23	$45,245	25	$48,274
Past Due
30-89 days	2	6,126	2	5,782
90-179 days	2	5,780	1	56
180 or more days	1	54	3	987
Total past due	5	11,960	6	6,825
Total principal, secured loans	28	$57,205	31	$55,099

At March 31, 2022 and December 31, 2021, there were no forbearance agreements in effect.

No loan forbearance agreements or other loan payment modifications were made during the three months ended March 31, 2022, and none were in effect at December 31, 2021, that would be deemed troubled debt restructurings.

Non-performing secured loans at March 31, 2022, and December 31, 2021, had principal payments in arrears totaling approximately $8,995,000 (5 loans) and $1,047,000 (6 loans), respectively and interest payments in arrears totaling approximately $193,000 and $71,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at March 31, 2022 and December 31, 2021, are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(8)
At March 31, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	1	$5,217	$—	$—	$6	$5,223
90-179 days (4-6 payments)	1	1	3,720	4	133	48	3,905
180 or more days (more than 6 payments)	1	—	54	—	6	—	60
Total past due	3	2	$8,991	$4	$139	$54	$9,188
(8)
Interest includes foregone interest of approximately $1,800 on non-accrual loans past maturity. Interest for March 2022 is due on April 1, 2022 and is not included in the payments in arrears at March 31, 2022.

	Loans		Principal		Interest(9)
At December 31, 2021	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	2	$—	$3	$—	$65	$68
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)	4	—	1,044	—	6	—	1,050
Total past due	4	2	$1,044	$3	$6	$65	$1,118
(9)
Interest includes foregone interest of approximately $700 on non-accrual loans past maturity. Interest for December 2021 is due January 1, 2022 and is not included in the payments in arrears at December 31, 2021.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Delinquency/Loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2022	December 31, 2021
Number of loans	1	4
Principal	$54	$1,044
Advances	16	116
Accrued interest(10)	4	13
Total recorded investment	$74	$1,173
Foregone interest	$2	$1
(10)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status.

Non-performing loans are placed on non-accrual status the first of the following month after it is 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued for accounting purposes only (i.e., foregone interest in the table above); however, previously recorded interest is not reversed. Once the payments are made current, interest income is recognized.

At March 31, 2022 , there were two loans with aggregate principal of approximately $5,779,000 which were 90 or more days past due and not in non-accrual status. At December 31, 2021, there were no loans 90 or more days past due and not in non-accrual status.

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

Activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$55	$50
Provision for loan loss	—	1
Recovery for loan losses	—	(1)
Balance, March 31	$55	$50

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	March 31, 2022	December 31, 2021
Number of loans	4	4
Principal	$6,235	$1,044
Recorded investment(11)	6,497	1,173
Impaired loans without allowance	6,497	1,173
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	53.1%	45.4%
(11)
Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

Loans designated impaired had an average recorded investment balance, interest income recognized, and interest income received in cash for the three months ended March 31, 2022 and the year ended December 31, 2021 as presented in the following table ($ in thousands).

	March 31, 2022	December 31, 2021
Average recorded investment	$3,835	$8,352
Interest income recognized	156	107
Interest income received in cash	59	98

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

There were no REO transactions or valuation allowance adjustments during the three months ended March 31, 2022 or 2021.

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

REO at March 31, 2022 was comprised of four properties with a carrying value of approximately $8,258,000. REO is recorded at fair value less costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less estimated cost to sell based on appraisals and analysis by RMC:

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

At March 31, 2022, accrued liabilities on the consolidated balance sheet include accrued interest of approximately $109,000 and property taxes of approximately $91,000. The borrower has contested the foreclosure sale, and as of March 31, 2022, possession of the residences has not been established.

Mortgages payable at March 31, 2022 and December 31, 2021 are summarized in the following table ($ in thousands).

Lender - summary of terms	March 31, 2022	December 31, 2021
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020.	$1,453	$1,453
Total mortgages payable	$1,453	$1,453

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three months ended March 31, 2022 and 2021 ($ in thousands).

	2022	2021
Holding costs, net of other income	$(84)	$(68)
REO, net	$(84)	$(68)

Holding costs, net of other income includes month-to-month rents received of approximately $2,700 and $17,000 for the three months ended March 31, 2022 and 2021, respectively for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county.

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

March 31, 2022 (unaudited)

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

NOTE 7 – LINE OF CREDIT

Activity involving the line of credit during the three months ended March 31, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$—	$2,453
Draws	10,800	7,547
Repayments	(1,000)	—
Balance, March 31,	$9,800	$10,000
Line of credit - average daily balance	$3,758	$3,795

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement with Western Alliance Bank (bank) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between bank and the partnership (original credit agreement), as amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the "modification agreement" and together with the original credit agreement, the "credit agreement").The partnership can borrow up to a maximum principal of $10 million under the credit agreement subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans included in the borrowing base. The maturity date under the original credit agreement was scheduled to occur in March 2022; however, under the modification agreement, the maturity date for the line of credit was extended through March 13, 2024 when all amounts outstanding are then due. Under the credit agreement, the partnership has the option prior to the end of the extended maturity date to convert the then outstanding principal balance on the line of credit to a two-year term loan - for a fee of one-quarter of one percent (0.25%) – thereby extending the maturity date to March 2026.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

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

If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At March 31, 2022 the interest rate was five percent (5%).

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

At March 31, 2022 and December 31, 2021, aggregate principal of pledged loans was approximately $34,601,000 and $21,487,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57,000 from the modification agreement are being amortized over the term of the modification agreement. Amortized debt issuance costs included in interest expense approximated $14,000 and $13,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at March 31, 2022.

Legal proceedings

As of March 31, 2022, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership.

REDWOOD MORTGAGE INVESTORS VIII,

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2022 (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Promissory note payable to related party (RMI IX)

On April 15, 2022, the partnership borrowed $1,000,000 from Redwood Mortgage Investors IX, LLC (“RMI IX”), a related party. This amount was utilized to fund a mortgage loan made by the partnership in the amount of $3,500,000, which mortgage loan was secured by a deed of trust encumbering a real property consisting of six (6) tenancy-in-common units (each, a “TIC Unit”). At the time the mortgage loan was made, one of the TIC Units was in contract for sale with a scheduled closing date of April 18, 2022 and the mortgage loan borrower had agreed to utilize the proceeds of the sale of the TIC Unit to pay down the mortgage loan in exchange for a partial release of the deed of trust securing the mortgage loan (“Release Proceeds”). The loan from RMI IX accrued interest at the same rate of 7.75% as the mortgage loan and was secured by a pledge of all payments received by the partnership under the mortgage loan, including the Release Proceeds. The note matured on April 30, 2022. The Release Proceeds were received by the partnership on the April 18, 2022 closing date and were thereafter utilized by the partnership to repay the RMI IX loan, in full.

In May 2022, three loans with aggregate principal of approximately $6.5 million were sold to an unaffiliated investor. The partnership recognized a gain of approximately $78,000 net of commissions to and transaction costs from third parties.

The manager evaluated events subsequent to March 31, 2022 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Accounting policies are an integral part of our consolidated financial statements. For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

There have been no material changes to our critical accounting policies since our annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2022. While the COVID-19 pandemic has not had a material adverse effect on our reported results, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication "California Employment Conditions - March 2022" dated April 15, 2022:

California's Recovery is Gaining Momentum

Summary

California Leads the Nation in Job Growth

•
California once again led the nation in terms of nonfarm employment growth, with employers adding 60,200 net new jobs over March. While this past month's gain is considerably less than the 135,400 jobs added back in February, job growth clearly remains on a strong trajectory.
•
California nonfarm payrolls have grown in 13 of the past 14 months, rising by a cumulative 1,380,100 jobs.
•
Job growth remains extraordinarily broad based, both across industries and across the state's major metropolitan areas.
•
For the second month in a row, all 11 major industry categories either added jobs or employment was unchanged. The leisure & hospitality sector (+14,800) added the largest number of jobs over March, while employment in the mining & logging sector was unchanged.
•
Professional & business services added 10,400 jobs in March, with 8,700 of those jobs coming in professional, scientific & technical services. While normally gains in this category are led by the tech sector, most of March's increase appears to have come from accounting, tax preparation & bookkeeping services.
•
Tech jobs account for the bulk of job growth over the past year, with scientific research & development services (+20,900), tech consulting (+16,900), and computer systems design (+11,700) accounting for close to 60% of the 83,800 jobs over the past year.
•
Employers in information services, another tech-centric category, added just 200 jobs in March. Information services added 44,000 jobs over the past year, with roughly three-quarters of that increase coming in the motion picture & sound recording business. The balance of the rest of the jobs added in this sector over the past year were in data processing, data hosting & social media.
•
Job growth was evident across nearly all of California's metropolitan areas in March. Sacramento posted the largest job gain, with 6,300 jobs added during the month. Southern California also posted strong gains, with Los Angeles (+5,700), San Diego (+5,600), Anaheim (+5,000) and the Inland Empire (+4,900) all posting strong gains during the month.
•
California's unemployment rate tumbled 0.4 percentage points to 4.9% over March. The number of employed Californians rose by 141,000, which significantly outpaced the 63,100-person rise in the civilian labor force.
•
The number of unemployed Californians fell by 78,300 in March to 933,700, marking the first time California had fewer than 1 million unemployed since February 2020. Despite the improvement, California's unemployment rate remains 1.1 percentage points above the national rate.

California's Recovery Remains on Track

California added 60,300 jobs in March, which was considerably less than the 135,400 jobs added during the prior month. Despite the apparent moderation in job growth, California's economic recovery remains solidly on track. While job growth was more modest this past month, California still added more jobs than any other state and job gains continue to be extraordinarily broad based. For the second month in a row, none of California's 11 major industry sectors lost jobs and most saw solid increases. Moreover, the state's unemployment rate fell sharply, declining 0.4 percentage points to 4.9%. The drop came from a significant (+141,300) spike in household employment, which easily eclipsed a 63,100-person rise in the civilian labor force. The number of unemployed Californians fell by the difference, 78,300, which brought the number unemployed back below 1 million for the first time since before the pandemic.

California has now recovered 89.3% of the 2.76 million jobs lost during the pandemic. The state added 255,900 jobs during the first quarter and should see nonfarm employment surpass its pre-pandemic peak late this summer or early this fall.

Monthly estimates for California's nonfarm employed are derived from a survey of 80,000 businesses each month. The survey results are grossed up to a census of nonfarm employment that is compiled from unemployment tax records. California's unemployment rate is derived from a survey of 5,100 California households. The household survey also yields estimates of the number of employed Californians, the civilian labor force, the number of unemployed Californians and the unemployment rate.

Broad-Based Job Growth

California's recovery from the COVID-19 recession has gained considerable momentum over the past six months, which has seen the state add an average of 73,600 jobs a month. Hiring has picked up across most industries and nearly every major metropolitan area. Some of the greatest gains in hiring are coming in the industries and regions that were hit the hardest by the pandemic. The leisure and hospitality sector added the largest number of jobs in March, with employers adding back 14,800 jobs during the month. We refer to last month's gain as adding back because employment in the leisure and hospitality sector still remains nearly 10% below its pre-pandemic level.

Professional and business services added the second largest number of jobs in March, with the bulk of the 10,400 jobs added last month coming in professional, scientific and technical services. Normally the tech sector would account for the bulk of the growth in this subcategory. This past month, however, accounting and bookkeeping accounted for most of the new jobs. The gains precede tax season, which is widely expected to be a bit more problematic this year for many businesses and individuals due to the unusual circumstances resulting from the pandemic. Employment also rose solidly in education and health services (+9,000) and construction (+8,900).

Job growth was evident across nearly all of California's metropolitan areas in March. Sacramento posted the largest job gain, with 6,300 jobs added during the month. The San Francisco Bay Area continues to battle its way back, with overall nonfarm payrolls adding back 13,700 jobs in March. Employment in the Bay Area remains 3.5% below its pre-pandemic level, with the greatest shortfalls in San Francisco, Marin County and Napa County. Hiring is on the mend, however, with San Francisco posting a 4,800 job gain in March and hiring up a solid 8.8% year-to-year. One of the biggest immediate challenges for San Francisco is getting people back into the office on a regular basis. The latest data from Kastle Systems shows some improvement on that front, with 34.2% of San Francisco area office workers back in the office as of early April. While that is up 2.4 percentage points from the prior week, it is the second lowest reading of the 10 major markets covered by the Kastle report, just slightly ahead of San Jose's 33%. With so few workers back in the office, there is little business to support office-adjacent jobs at restaurants and other small businesses.

Southern California is faring somewhat better. Los Angeles (+5,700), San Diego (+5,600), Anaheim (+5,000) and the Inland Empire (+4,900) all posted strong gains during March and appear to be further along in the recovery process. Los Angeles has added back roughly 82% of the jobs it lost at the start of the pandemic and just over 40% of Los Angeles office workers have returned to the office. Moreover, job growth in the Inland Empire has more than surpassed its pre-pandemic peak, reflecting the strong growth in the region's logistics sector as well as steady gains in population. San Diego is another area that is further along in the recovery process, with just over 93% of the jobs lost at the onset of the pandemic having been recovered.

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
•
On the other hand, Riverside County gained 35,631 new residents, the third largest gain in the country in terms of numeric growth.

Key performance indicators

Key performance indicators as of and for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$57,205	$78,413
Secured loans principal – average daily balance	$60,785	$74,241

Interest income	$1,320	$1,642
Portfolio interest rate(1)	8.6%	8.9%
Effective yield rate(2)	8.7%	8.8%

Line of credit - end of period	$9,800	$10,000
Line of credit - average daily balance(3)	$3,758	$3,795

Mortgages payable - end of period	$1,453	$2,449
Mortgages payable - average daily balance (4)	$1,453	$2,449

Interest expense
Line of credit	$60	$61
Mortgages payable	$15	$25

Provision for (recovery of) loan losses	$—	$(1)

Operations expense	$899	$960

Net income	$350	$602
Percent(5)(6)	2.0%	2.9%

Limited partners’ capital – end of period	$66,348	$79,402
Limited partners’ capital – average balance	$67,952	$81,197
Limited partners’ capital – withdrawals(7)	$3,245	$3,806
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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidations as of March 31, 2022 were approximately $20,487,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of March 31, 2021 were approximately $31,362,000.

Secured loans

The March 31, 2022 secured loans principal of approximately $57.2 million, was a reduction of 27.0% ($21.2 million) compared to March 31, 2021 secured loans principal of approximately $78.4 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing partner withdrawals although this may be offset in part by utilizing the Line of Credit to fund future loans.

At March 31, 2022, limited partners’ capital-end of period of approximately $66.3 million was a reduction of 16.5% ($13.1 million) compared to the March 31, 2021 limited partners’ capital-end of period of approximately $79.4 million, primarily due to limited partner capital withdrawals, partially offset by net income retained in the capital accounts of partners not electing periodic distribution of net income. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for detailed presentations on withdrawals of limited partners’ capital.

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

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at March 31, 2022 was 61.3%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 38.7% in the property, and we as lenders have loaned in the aggregate 61.3% (including other senior liens on the property) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at March 31, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$1,133	2.0%	$—	0.0%	$1,133	2.0%
40-49%	2,373	4.1	5,341	9.4	7,714	13.5
50-59%	10,299	18.0	—	0.0	10,299	18.0
60-69%	21,209	37.1	2,581	4.5	23,790	41.6
Subtotal <70%	35,014	61.2	7,922	13.9	42,936	75.1

70-79%	13,217	23.1	998	1.7	14,215	24.8
Subtotal <80%	48,231	84.3	8,920	15.6	57,151	99.9

≥80%	54	0.1	—	0.0	54	0.1

Total	$48,285	84.4%	$8,920	15.6%	$57,205	100.0%
(1)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at March 31, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	910	1.6	—	0.0	910	1.6
50-59%	5,779	10.1	—	0.0	5,779	10.1
60-69%	5,217	9.1	—	0.0	5,217	9.1
Subtotal <70%	11,906	20.8	—	0.0	11,906	20.8

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	11,906	20.8	—	0.0	11,906	20.8

≥80%	54	0.1	—	0.0	54	0.1

Total	$11,960	20.9%	$—	0.0%	$11,960	20.9%
(2)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at March 31, 2022, totaled approximately $9.2 million of which $9.0 million was principal, and approximately $193,000 was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detail of the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for loan losses, which presentations are incorporated by reference into this Item 2.

Performance overview/net income 2022 v. 2021 (three months ended)

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 2.0% and 2.9% for the three months ended March 31, 2022 and 2021, respectively. Net income decreased approximately $252,000 (41.9%) for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the reduction in net interest income of approximately $311,000 (20.0%) which was partially offset by a decrease in operations expense of approximately $61,000 (6.4%).

Analysis and discussion of income from operations 2022 v. 2021 (three months ended)

Significant changes to net income for the three month period ended March 31, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Three months ended
March 31, 2022	$1,245	—	899	$350
March 31, 2021	1,556	(1)	960	602
Change	$(311)	1	(61)	$(252)

Change
Decrease secured loans principal - average daily balance	(301)	—	(54)	(247)
Effective yield rate	(21)	—	—	(21)
Interest on line of credit	1	—	—	1
Interest on mortgages payable assumed at foreclosure	10	—	—	10
Decrease limited partners' capital - average balance	—	—	(27)	27
Increase in allocable expenses from the manager	—	—	16	(16)
Tax compliance cost efficiency	—	—	(7)	7
Legal, audit and consulting	—	—	(5)	5
REO holding costs	—	—	16	(16)
Other	—	1	—	(2)
Change	$(311)	1	(61)	$(252)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $311,000 (20.0%) for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in net interest income is due to a decrease in interest income of approximately $322,000 (19.6%) resulting from the decrease in the secured loans principal – average daily balance of approximately $13.5 million (18.1%), offset in part by a decrease in interest expense of approximately $11,000 (12.8%) due to a reduction in the balance of mortgages payable. The mortgages payable - average daily balance for the three months ended March 31, 2022 was $1,453,000 and for the three months ended March 31, 2021 was $2,449,000, a decrease of approximately $996,000 (40.7%).

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions to the allowance for loan losses and no charge-offs to the provision for loan losses during the three months ended March 31, 2022 or 2021. In the three months ended March 31, 2021 an insignificant recovery was recognized on a loan.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional
	fees	fees	RMC	services	REO, net	Other	Total
Three months ended
March 31, 2022	$223	65	175	351	84	1	$899
March 31, 2021	277	77	174	361	68	3	960
Change	$(54)	(12)	1	(10)	16	(2)	$(61)

Change
Decrease secured loans principal - average daily balance	(54)	—	—	—	—	—	(54)
Decrease limited partners' capital - average balance	—	(12)	(15)	—	—	—	(27)
Increase in allocable expenses from the manager	—	—	16	—	—	—	16
Tax compliance cost efficiency	—	—	—	(7)	—	—	(7)
Legal, audit and consulting	—	—	—	(5)	—	—	(5)
REO holding costs	—	—	—	—	16	—	16
Other	—	—	—	2	—	(2)	—
Change	$(54)	(12)	1	(10)	16	(2)	$(61)

Mortgage servicing fees

The decrease in mortgage servicing fees for the three months ended March 31, 2022 as compared to the same period in 2021, was due to the decrease in the secured loans principal – average daily balance to approximately $60.8 million from approximately $74.2 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the three months ended March 31, 2022, as compared to the same period in 2021, was due to the decrease in limited partners’ capital – average balance to approximately $68.0 million from $81.2 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The increase in costs from RMC of approximately $1,000 for the three months ended March 31, 2022 as compared to the same period in 2021 was due to an increase in cost reimbursements accrued by RMI VIII for costs incurred by RMC in March 2022 to be billed and paid in April 2022 of approximately $16,000 which was offset in part by a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $10,000 for the three months ended March 31, 2022 compared to the same period in 2021 was due primarily to a reduction in tax compliance costs as a result of process efficiency implemented in 2021 and a reduction in legal, audit and consulting fees.

REO, net

Holding costs, net of other income includes month-to-month rents received of approximately $2,700 and $17,000 for the three months ended March 31, 2022 and 2021, respectively for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county. The decrease in REO, net when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 is due to a decrease in rental income of approximately $14,300 primarily as a result of the sale of the homes in Fresno County.

The REO balance was approximately $8.3 million and $8.8 million at March 31, 2022 and 2021, respectively. There were no REO sales or acquisitions in the three months ended March 31, 2022 or 2021.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended March 31
	2022	2021
Limited partners' capital
Withdrawals, net of early withdrawal fees	$(3,208)	$(3,768)
Early withdrawal penalties	(37)	—
Distributions	(308)	(379)
Formation loan	125	113
Cash used in limited partners' capital	(3,428)	(4,034)

Borrowings
Line of credit advances, net	9,800	7,547
Interest paid	(29)	(34)
Debt issuance costs paid - line of credit	(57)	—
Cash provided by borrowings	9,714	7,513

Loan earnings and payments
Interest received, net	1,055	1,619
Late fees and other loan income	21	88
Loans funded, net	(10,489)	(9,564)
Principal collected	2,355	698
Loan transferred from related mortgage fund	—	(624)
Loans transferred to related mortgage fund	—	4,672
Loans sold to non-affiliate, net	—	485
Advances received from loans	91	22
Total cash used in loan production	(6,967)	(2,604)

REO
Holding costs	—	(25)
Cash used in REO operations and sales	—	(25)

Operations expense, excluding REO holding costs	(801)	(650)

Net increase (decrease) in cash	$(1,482)	$200
Cash, end of period	$2,421	$564

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three months ended March 31, 2022 and 2021 are presented in the following table ($ in thousands).

Withdrawals	2022	2021
Without penalty	$2,890	$3,428
With penalty	355	378
Total	$3,245	$3,806

Scheduled, at March 31,	$20,487	$31,362

Scheduled withdrawals of limited partners’ capital in periods as of and after March 31, 2022 are presented in the following table ($ in thousands).

2022	$7,722
2023	6,711
2024	3,822
2025	1,626
2026	566
Thereafter	40
Total	$20,487

Scheduled withdrawals of limited partners’ capital of approximately $500,000 are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement. For the three months ended March 31, 2022, the line of credit had an average daily balance of approximately $3.8 million. At March 31, 2022, the balance was $9.8 million.

See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2,449,000. In August 2021, the partnership paid in-full the outstanding principal balance of $996,000 due on one of the mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for details on the remaining mortgage payable outstanding as of March 31, 2022, which presentation is incorporated by this reference into this Item 2.

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

Contractual obligations, other than withdrawals of limited partners' capital

At March 31, 2022, the partnership had no construction or rehabilitation loans outstanding, and no other contractual obligations other than redemptions of members capital.

At March 31, 2022, RMI VIII had no off-balance sheet arrangements. Such arrangements are not permitted by the Partnership Agreement.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2022, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance.

Item 1A. Risk Factors

Not included because the partnership is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended March 31, 2022 were approximately $3,245,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.1

First Loan Modification Agreement dated as of March 4, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2022, (File No. 000-27816 ) incorporated herein by reference.)

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: May 23, 2022	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 23, 2022	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner