Form 10-Q
period 2022-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2022-08-15
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Part I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2022 (unaudited) and December 31, 2021 (audited)

($ in thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Cash, in banks	$321	$3,903
Loan payments in trust	150	490
Loans
Principal	63,056	55,099
Advances	28	116
Accrued interest	640	459
Loan balances secured by deeds of trust	63,724	55,674
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	63,669	55,619

Real estate owned (REO), net	8,258	8,258

Debt issuance costs, net	50	13
Other assets	32	87
Total assets	$72,480	$68,370

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$206	$195
Payable to related party (Note 3)	49	47
Accrued liabilities	1,210	1,107
Line of credit	10,000	—
Mortgages payable	1,453	1,453
Total liabilities	12,918	2,802

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	63,206	69,555
General partners’ deficit	(617)	(626)
Total partners’ capital	62,589	68,929

Receivable from manager (formation loan)	(3,027)	(3,361)

Partners’ capital, net of formation loan	59,562	65,568

Total liabilities and partners’ capital	$72,480	$68,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Interest income	$1,286	$1,997	$2,606	$3,639
Interest expense
Line of credit	(136)	(106)	(196)	(167)
Mortgages payable	(15)	(26)	(30)	(51)
Total interest expense	(151)	(132)	(226)	(218)
Net interest income	1,135	1,865	2,380	3,421
Late fees	22	31	26	36
Gain on sale, loans	81	—	81	—
Total revenue, net	1,238	1,896	2,487	3,457

Provision for (recovery of) loan losses	—	—	—	(1)

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	237	283	460	560
Asset management fees to Redwood Mortgage Corp.	62	75	127	152
Costs from Redwood Mortgage Corp.	164	180	339	354
Professional services	207	232	558	593
REO, net (Note 5)	58	274	142	342
Other	18	28	19	31
Total operations expense	746	1,072	1,645	2,032

Net income	$492	$824	$842	$1,426

Net income
Limited partners (99%)	$487	$816	$833	$1,412
General partners (1%)	5	8	9	14
	$492	$824	$842	$1,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2022 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, March 31, 2022	$66,348	$(622)	$65,726
Net income	487	5	492
Distributions	(288)	—	(288)
Withdrawals	(3,341)	—	(3,341)
Balance, June 30, 2022	$63,206	$(617)	$62,589

For the Six Months Ended June 30, 2022 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance at December 31, 2021	$69,555	$(626)	$68,929
Net income	833	9	842
Distributions	(596)	—	(596)
Withdrawals	(6,586)	—	(6,586)
Balance, June 30, 2022	$63,206	$(617)	$62,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2021 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, March 31, 2021	$79,402	$(649)	$78,753
Net income	816	8	824
Distributions	(394)	—	(394)
Withdrawals	(3,737)	—	(3,737)
Balance, June 30, 2021	$76,087	$(641)	$75,446

For the Six Months Ended June 30,2021 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	1,412	14	1,426
Distributions	(773)	—	(773)
Withdrawals	(7,543)	—	(7,543)
Balance, June 30, 2021	$76,087	$(641)	$75,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Interest income received	$2,407	$3,913
Interest expense	(143)	(127)
Late fees and other loan income	(99)	102
Operations expense	(1,537)	(1,667)
Total cash provided by operating activities	628	2,221

Investing activities
Loans
Loans funded	(30,838)	(15,536)
Principal collected	15,866	13,282
Loan transferred from related mortgage fund	—	(1,371)
Loans transferred to related mortgage fund	996	4,672
Loans sold to non-affiliate	6,583	485
Advances collected	88	39
Total - Loans	(7,305)	1,571
Total cash (used in) provided by investing activities	(7,305)	1,571

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(6,510)	(7,462)
Early withdrawal penalties	(76)	—
Partner distributions	(596)	(773)
Cash distributions to partners, net	(7,182)	(8,235)
Line of credit
Advances	11,000	12,447
Repayments	(1,000)	(6,300)
Debt issuance costs	(57)	—
Cash provided by line of credit	9,943	6,147
Promissory note received from related party	1,000	—
Promissory note repaid to related party	(1,000)	—
RMC payments - formation loan	334	227
Total cash provided by (used in) financing activities	3,095	(1,861)
Net (decrease) increase in cash	(3,582)	1,931
Cash, beginning of period	3,903	364
Cash, end of period	$321	$2,295

Non-cash financing activity for the six months ended June 30, 2021 includes early withdrawal penalties of approximately $81,000. There was no non-cash financing activity for early withdrawal penalties for the six months ended June 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

($ in thousands)

Reconciliation of net income to net cash provided by operating activities:

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$842	$1,426
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale, loans	(81)	—
Amortization of debt issuance costs	21	27
REO – gain on disposal	—	(79)
REO – impairment	—	294
Change in operating assets and liabilities
Loan payments in trust	(125)	65
Accrued interest	(200)	275
Receivable from related party	—	(14)
Other assets	55	(5)
Accounts payable and accrued liabilities	114	229
Payable to related party	2	3
Net cash provided by operating activities	$628	$2,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, L.P., a California Limited Partnership (“RMI VIII” or “the partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust. The partnership is externally managed by Redwood Mortgage Corp. (“RMC” or “the manager”). The general partners are RMC and Michael R. Burwell, the President, Secretary and Treasurer of RMC and its principal shareholder. RMC provides the personnel and services necessary to conduct the business as RMI VIII has no employees of its own. The general partners are entitled to one percent (1%) of profits or loss of the partnership. The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries. The tax basis in the net assets of the partnership differs from the book basis by the amount of the allowance for loan losses and the amount of the valuation allowance for real estate owned.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 58% and 61% at June 30, 2022 and 2021, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The partnership’s consolidated financial statements include the accounts of the partnership and its wholly-owned subsidiaries (consisting of single-member limited liability companies owning a single real property asset). All significant intercompany transactions and balances have been eliminated in consolidation.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

Non-performing loans (i.e., loans with a payment in arrears) less than 180 days delinquent continue to recognize interest income as long as the loan is in the process of collection and is considered to be well-secured. Non-performing loans are placed on non-accrual status if 180 days delinquent or earlier if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured. When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement. Late fees are recognized in the period received.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

Payments on loans designated impaired are applied to late fees, then to the accrued interest, then to advances, and lastly to principal.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

Accrued liabilities

Accrued liabilities at June 30, 2022 and December 31, 2021 were approximately $1,210,000 and $1,107,000, respectively, the significant components of which are accrued professional and consulting fees (approximately $911,000 and $827,000, respectively), accrued REO property taxes and mortgage interest expense (approximately $237,000 and $164,000, respectively) and accrued interest on the line of credit (approximately $42,000 and $8,000, respectively).

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

Recently issued accounting pronouncements

-
Accounting and Financial Reporting for Expected Credit Losses

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (“ASU”) that significantly changes how entities will account for credit losses for most financial assets that are not measured at fair value through net income. The new standard will supersede currently in effect guidance and applies to all entities. Entities will be required to use a current expected credit loss (“CECL”) model to estimate credit impairment. This estimate will be forward-looking, meaning management will be required to use not only historical trends and current conditions, but must also consider forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. This will be a significant change from the current incurred credit loss model and generally may result in allowances being recognized in earlier periods than under the current credit loss model. The ASU is effective for smaller reporting companies for interim and annual reporting periods beginning in 2023.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

Commissions and fees are paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $471,000 and $98,000 for the three months ended June 30, 2022 and 2021, respectively, and $633,000 and $263,000 for the six months ended June 30, 2022 and 2021, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership’s advances totaled $22,567,000, of which $3,027,000 remains outstanding at June 30, 2022.

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

The formation loan transactions for the six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,361	$3,983
Payments received from RMC	(334)	(227)
Early withdrawal penalties applied(1)	—	(81)
Balance, June 30	$3,027	$3,675

(1)
Beginning in 2022, RMC discontinued the specific allocation of early withdrawal penalties it received to the formation loan. The change has no net effect on the amounts paid by RMC to RMI VIII. RMC's payments total $650,000 annually so that the formation loan is paid in full by December 31, 2026.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Withdrawals	2022	2021	2022	2021
Without penalty	$2,952	$3,309	$5,842	$6,737
With penalty	389	428	744	806
Total	$3,341	$3,737	$6,586	$7,543

Scheduled, at June 30,	$18,201	$27,029	$18,201	$27,029

Scheduled withdrawals of limited partners’ capital in periods as of and after June 30, 2022 are presented in the following table ($ in thousands).

2022	$4,936
2023	6,833
2024	3,881
2025	1,710
2026	697
Thereafter	144
Total	$18,201

Scheduled withdrawals of limited partners’ capital of approximately $411,000 are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Other related party transactions

-
Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At June 30, 2022, the partnership had a payable to related parties of approximately $49,000 consisting of accounts payable due to the manager. There were no receivables from related parties at June 30, 2022.

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

In the six months ended June 30, 2022, RMI VIII transferred to a related mortgage fund one performing loan with aggregate principal of approximately $996,000 at par value, which approximates fair value. The related mortgage fund paid cash for the loan and RMI VIII has no continuing involvement with the loan. No loans were transferred from related mortgage funds.

In the six months ended June 30, 2021, a related mortgage fund transferred to RMI VIII two performing loans with aggregate principal of approximately $1,371,000 at par value, which approximates fair value. RMI VIII paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the six months ended June 30, 2021, RMI VIII transferred to a related mortgage fund five performing loans with aggregate principal of approximately $4,672,000 at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

-
Promissory note received from/repaid to related parties

On April 15, 2022, the partnership borrowed $1,000,000 from a related party. This amount was utilized to fund a mortgage loan made by the partnership in the amount of $3,500,000, which mortgage loan was secured by a deed of trust encumbering a real property consisting of six (6) tenancy-in-common units (each, a “TIC Unit”). At the time the mortgage loan was made, one of the TIC Units was in contract for sale with a scheduled closing date of April 18, 2022 and the mortgage loan borrower had agreed to utilize the proceeds of the sale of the TIC Unit to pay down the mortgage loan in exchange for a partial release of the deed of trust securing the mortgage loan (“Release Proceeds”). The loan from the related party accrued interest at the same rate of 7.75% as the mortgage loan and was secured by a pledge of all payments received by the partnership under the mortgage loan, including the Release Proceeds. The note matured on April 30, 2022. The Release Proceeds were received by the partnership on the April 18, 2022 closing date and were thereafter utilized by the partnership to repay the loan, in full.

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

As of June 30, 2022, 25 loans with principal of $56,252,000 (representing 89% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of June 30, 2022, 18 loans provide for monthly payments of interest only, with the principal due at maturity, and 11 loans with principal of $21,756,000 (representing 35% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2022, are summarized in the following table ($ in thousands).

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Principal, beginning of period	$57,205	$55,099
Loans funded	20,349	30,838
Principal collected(1)	(13,502)	(15,393)
Loans transferred to related mortgage fund	(996)	(996)
Loans transferred to held for sale(2)	—	(6,492)
Principal, end of period	$63,056	$63,056

(1)
Includes principal collected and held in trust at June 30, 2022 of approximately $42 offset by principal collected and held in trust at December 31, 2021 of approximately $465,000 which was disbursed to the partnership in January 2022, and excludes principal collected of approximately $8,000 on loans that had been held for sale and were sold in May 2022.
(2)
In May 2022, three loans with aggregate principal of approximately $6.5 million were sold to an unaffiliated third-party. The partnership recognized a gain of approximately $81,000 net of commissions to and transaction costs from third parties.

During the three and six months ended June 30, 2022, the partnership extended three and six maturing (or matured) loans with aggregated principal of approximately $9,318,000 and $21,117,000, respectively, which are not included in the activity shown in the table above. The loans have an average extension period of approximately 10 months. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended. Additionally, interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

The partnership funds loans with the intent to hold the loans until maturity, although from time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at June 30, 2022, were disbursed to the partnership’s account by July 12, 2022. Loan payments in trust at December 31, 2021 were distributed to the partnership’s account by January 14, 2022.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2022	2021
Number of secured loans	29	31
Secured loans – principal	$63,056	$55,099
Secured loans – lowest interest rate (fixed)	6.8%	7.3%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,174	$1,777
Average principal as percent of total principal	3.4%	3.2%
Average principal as percent of partners’ capital, net of formation loan	3.6%	2.7%
Average principal as percent of total assets	3.0%	2.6%

Largest secured loan – principal	$8,860	$7,994
Largest principal as percent of total principal	14.1%	14.5%
Largest principal as percent of partners’ capital, net of formation loan	14.9%	12.2%
Largest principal as percent of total assets	12.2%	11.7%

Smallest secured loan – principal	$53	$56
Smallest principal as percent of total principal	0.1%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.1%	0.1%
Smallest principal as percent of total assets	0.1%	0.1%

Number of California counties where security is located	13	12
Largest percentage of principal in one California county	32.0%	32.1%

As of June 30, 2022, there are two loans with principal balances in excess of 10% of the total outstanding principal balance. The partnership’s largest loan, with principal of approximately $8,860,000 is secured by a commercial building in the City and County of Santa Clara, bears an interest rate of 8.375% and matures on June 1, 2027. The second loan, with principal of approximately $7,994,000 is secured by a commercial building in the City and County of San Francisco, bears an interest rate of 8.375% and matures on September 1, 2022. Both loans were in first lien position.

As of June 30, 2022, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	28	$61,112	97%	25	$45,992	83%
Second trust deeds	1	1,944	3	6	9,107	17
Total principal, secured loans	29	63,056	100%	31	55,099	100%
Liens due other lenders at loan closing		5,765			14,988
Total debt		$68,821			$70,087
Appraised property value at loan closing		$136,730			$117,570
Percent of total debt to appraised values (LTV) at loan closing(3)		56.0%			62.3%

(3)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases on senior liens to other lenders.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(4)	13	$14,460	23%	16	$14,597	26%
Multi-family	4	13,280	21	2	7,550	14
Commercial	12	35,316	56	13	32,952	60
Total principal, secured loans	29	$63,056	100%	31	$55,099	100%

(4)
Single family property type at June 30, 2022, consists of 5 loans with aggregate principal of approximately $4,177,000 that are owner occupied and 8 loans with aggregate principal of approximately $10,283,000 that are non-owner occupied. At December 31, 2021, single family property consisted of 4 loans with aggregate principal of approximately $2,306,000 that were owner occupied and 12 loans with aggregate principal of approximately $12,291,000 that were non-owner occupied. Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

Distribution of secured loans-principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(5)
San Francisco	$20,148	32.0%	$17,694	32.1%
San Mateo	5,917	9.4	7,696	14.0
Santa Clara	9,510	15.1	4,600	8.4
Sonoma	—	0.0	576	1.0
Solano	3,550	5.6	—	0.0
Marin	1,830	2.9	1,653	3.0
Alameda	2,042	3.2	6,239	11.3
Contra Costa	4,635	7.3	—	0.0
	47,632	75.5	38,458	69.8

Other Northern California
Sacramento	519	0.8	—	0.0
Mariposa	53	0.1	56	0.1
	572	0.9	56	0.1
Northern California Total	48,204	76.4	38,514	69.9

Los Angeles & Coastal
Santa Barbara	2,052	3.3	2,062	3.7
Los Angeles	10,782	17.1	10,783	19.6
Orange	1,558	2.5	2,192	4.0
San Diego	—	0.0	1,088	2.0
	14,392	22.9	16,125	29.3

Other Southern California
Riverside	460	0.7	460	0.8
	460	0.7	460	0.8
Southern California Total	14,852	23.6	16,585	30.1
Total principal, secured loans	$63,056	100.0%	$55,099	100.0%

(5)
Includes the Silicon Valley

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after June 30, 2022 are presented in the following table ($ in thousands).

	Loans	Principal	Percent
2022(6)	6	$16,656	26%
2023	13	21,247	34
2024	2	3,836	6
2025	—	—	—
2026	—	—	—
Thereafter	3	13,140	21
Total scheduled maturities	24	54,879	87
Matured at June 30, 2022(7)	5	8,177	13
Total principal, secured loans	29	$63,056	100%

(6)
Loans scheduled to mature in 2022 after June 30.
(7)
See Delinquency/Secured loans with payments in arrears below for more information on matured loans.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at June 30, 2022, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Secured loans-principal

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	20	$42,526	25	$48,274
Past Due
30-89 days	7	16,757	2	5,782
90-179 days	—	—	1	56
180 or more days	2	3,773	3	987
Total past due	9	20,530	6	6,825
Total principal, secured loans	29	$63,056	31	$55,099

At June 30, 2022 and December 31, 2021, there were no loan forbearance agreements in effect.

Delinquency/Secured loans with payments in arrears

Non-performing secured loans at June 30, 2022, and December 31, 2021, had principal payments in arrears totaling approximately $8,184,000 (9 loans) and $1,047,000 (6 loans), respectively and interest payments in arrears totaling approximately $442,000 and $71,000, respectively. Payments in arrears for non-performing secured loans (i.e., monthly interest and principal payments past due 30 or more days) at June 30, 2022 and December 31, 2021, are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(8)
At June 30, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	3	4	$4,404	$7	$10	$192	$4,613
90-179 days (4-6 payments)	—	—	—	—	—	—	—
180 or more days (more than 6 payments)	2	—	3,773	—	240	—	4,013
Total past due	5	4	$8,177	$7	$250	$192	$8,626

(8)
Interest includes foregone interest of approximately $3,000 on non-accrual loans past maturity. Interest for June 2022 is due on July 1, 2022 and is not included in the payments in arrears at June 30, 2022.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

Delinquency/Secured loans in non-accrual status

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2022	December 31, 2021
Number of loans	2	4
Principal	$3,773	$1,044
Advances	28	116
Accrued interest(10)	237	13
Total recorded investment	$4,038	$1,173
Foregone interest	$37	$1

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

At June 30, 2022 and December 31, 2021, there were no loans 90 or more days past due and not in non-accrual status.

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

Activity in the allowance for loan losses for the six months ended June 30, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$55	$50
Provision for loan loss	—	1
Recovery for loan losses	—	(1)
Balance, June 30	$55	$50

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	June 30, 2022	December 31, 2021
Number of loans	2	4
Principal	$3,773	$1,044
Recorded investment(11)	4,037	1,173
Impaired loans without allowance	4,037	1,173
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	55.1%	45.4%

(11)
Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

Loans designated impaired had an average recorded investment balance, interest income recognized, and interest income received in cash for the six months ended June 30, 2022 and the year ended December 31, 2021 as presented in the following table ($ in thousands).

	June 30, 2022	December 31, 2021
Average recorded investment	$2,605	$8,352
Interest income recognized	167	107
Interest income received in cash	2	98

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation allowance adjustments for the three and six months ended June 30, 2022 and 2021 are summarized in the following tables ($ in thousands).

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$10,458	$(2,200)	$8,258	$10,458	$(2,200)	$8,258
Balance, June 30, 2022	$10,458	$(2,200)	$8,258	$10,458	$(2,200)	$8,258

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,044	$(3,239)	$8,805	$12,044	$(3,239)	$8,805
Valuation allowance adjustment	—	(294)	(294)	—	(294)	(294)
Balance, June 30, 2021	$12,044	$(3,533)	$8,511	$12,044	$(3,533)	$8,511

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

REO at June 30, 2022 was comprised of four properties with a carrying value of approximately $8,258,000. REO is recorded at fair value less costs to sell at acquisition, and subsequently adjusted to the lower of the recorded cost or fair value less estimated cost to sell based on appraisals and analysis by RMC:

•
In Los Angeles County (Hollywood Hills) two single-family residences on separate adjoining parcels.
•
In San Francisco County, 1 residential unit in a condominium complex.
•
In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial. The sale of 9 acres was closed in July 2022. The net realized amount approximated the adjusted carrying value of the REO property at July 29, 2022.
•
In San Francisco County, a real estate interest comprised of a condominium unit composed of storage lockers and signage rights for the exterior façade of the building.

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales subject to two first mortgages, with aggregate principal outstanding of approximately $2,449,000, and mortgage interest, property taxes, and other liabilities totaling approximately $175,000. The mortgages were 201 and 242 days delinquent at the date of the foreclosure sale, with accrued interest in arrears of approximately $33,000 and $40,000, and delinquent property taxes of approximately $23,000 and $47,000 (advanced by the first mortgage lender), respectively. Interest in arrears and delinquent property taxes at acquisition are included in accounts payable on the consolidated balance sheet. At June 30, 2022, accrued liabilities on the consolidated balance sheet include accrued interest of approximately $124,000 and property taxes of approximately $113,000.

In August 2021, the partnership paid in-full the outstanding principal of approximately $996,000 and the outstanding mortgage interest, late fees and other fees of approximately $96,000 for one of the mortgages.

The mortgage payable at June 30, 2022 and December 31, 2021 is summarized in the following table ($ in thousands).

	June 30, 2022	December 31, 2021
Wells Fargo Bank - secured by a first trust deed on a single family residence located in Los Angeles County, matures November 1, 2044, monthly payment $7,754.40, and interest at 4.125% until October 31, 2024; thereafter interest at LIBOR plus 2.25%, Wells Fargo submitted a payoff statement in July 2020, and filed the notice of default on May 2, 2022.	$1,453	$1,453

The borrower has contested the foreclosure sale in the courts.

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three and six months ended June 30, 2022 and 2021 ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Holding costs, net of other income	$(58)	$(59)	$(142)	$(127)
Gain on sales	—	79	—	79
Valuation adjustments	—	(294)	—	(294)
REO, net	$(58)	$(274)	$(142)	$(342)

Holding costs, net of other income includes month-to-month rents received of approximately $6,700 and $27,000 for the three months ended June 30, 2022 and 2021, respectively and $9,400 and $44,000 for the six months ended June 30, 2022 and 2021 respectively, for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco County.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

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

Commercial land – Commercial land has many variations and uses, thus requiring management to employ a variety of methods depending upon the unique characteristics of the subject land, including a determination of its highest and best use. Management may rely on information in the form of a sale comparison analysis (where adequate sale comps are available), brokers’ opinion of value, or appraisal.

NOTE 7 – LINE OF CREDIT

Activity involving the line of credit during the six months ended June 30, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$—	$2,453
Draws	11,000	12,447
Repayments	(1,000)	(6,300)
Balance, June 30,	$10,000	$8,600
Line of credit - average daily balance	$6,882	$5,613

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement with Western Alliance Bank (bank) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between bank and the partnership (original credit agreement), which was amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “modification agreement” and together with the original credit agreement, the “credit agreement of 2022”)

Under the terms of the credit agreement of 2022, RMI VIII can borrow up to a maximum principal of $10 million subject to a borrowing base calculation set forth in the credit agreement and the amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans included in the borrowing base. The maturity date is March 13, 2024 when all amounts outstanding are then due. RMI VIII has the option at the maturity date to convert - for a fee of one-quarter of one percent (0.25%) – the then outstanding principal balance to a two-year term loan maturing in March 2026.

Prior to the modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The modification agreement replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange ("Ameribor"). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%).

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

Advances on the line of credit are to be used exclusively to fund secured loans. The credit agreement provides for customary financial and borrowing base reporting by RMI VIII to the lending bank and specifies that the partnership shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter, the bank will cease to make any further advances but agrees not to accelerate repayment of the loan.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2022 (unaudited)

At June 30, 2022 and December 31, 2021, aggregate principal of pledged loans was approximately $22,302,000 and $21,487,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57,000 from the modification agreement are being amortized over its two-year term. Amortized debt issuance costs included in interest expense approximated $7,000 and $13,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $21,000 and $27,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at June 30, 2022.

Legal proceedings

As of June 30, 2022, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

In July 2022, RMI VIII sold 9 acres of undeveloped land zoned commercial located in Stanislaus County for $1,664,000. The net realized amount approximated the net carrying value of the REO property at July 29, 2022.

The manager evaluated events subsequent to June 30, 2022 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

•
changes in economic conditions, interest rates, and changes in California real estate markets;
•
the impact of competition and competitive pricing for mortgage loans;
•
the general partners’ ability to make and arrange for loans that fit our investment criteria;
•
whether we will have any future loan sales to unaffiliated third parties, and if we do, the gain, net of expenses, and the volume and timing of loan sales to unaffiliated third parties, which to date have provided only immaterial gains to us;
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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including determining the fair value of the collateral, and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ significantly from these estimates.

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2022. While the COVID-19 pandemic has not had a material adverse effect on our reported results, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication "California Payroll Growth Moderates in June" dated July 22, 2022:

Summary

Job Growth Moderates Across California

Employers added 19,900 jobs across California during June, as the rebound from the pandemic appears to be losing a bit of steam. This past month's gain was the smallest of the year and falls well short of the 71,100 jobs added per month on average during the first five months of this year. The smaller increase also comes as a number of major employers have announced plans to slow hiring or even trim headcounts. While we expect conditions to slow further in coming months, it is still far too soon to see evidence of such slowing in the monthly employment figures. Most industries continued to add jobs during the month. Trade, transportation & utilities (+9,600 jobs) and accommodations & food services (+8,400 jobs) added the largest number of jobs during the month. This past month's slowdown appears to be concentrated in a handful of industries, namely administrative services, construction and arts, entertainment & recreation.

The household survey also shows some signs of moderation, although the latest numbers still show a healthy increase in civilian employment. The number of Californians that reported they were employed in June rose by 75,000, which is down slightly from the average gain 123,700 through the first five months of this year. The stronger household employment data are likely capturing the rebound in contract workers and gig workers, which are both more prevalent in California than they are nationwide. Growth in the number of employed Californians still outpaced the growth in the labor force, which helped cut California's unemployment rate another 0.1 percentage point to 4.2%.

Job Growth Slows in June

•
California posted its smallest gain in nonfarm employment this year, with employers adding just 19,900 jobs in June. This past month's gain was the smallest of the year and falls well short of 71,100 jobs added per month on average during the first five months of this year.
•
Job growth for May was also revised lower, with payrolls now showing an increase of 40,800 jobs, 2,100 fewer than the prior month.
•
While there have been a rash of announcements in recent weeks from major employers stating plans to scale back hiring or reduce headcounts altogether, we believe it is too soon to see the impact of these decisions. The latest data reflect employment conditions during the second half of May and first half of June. Any slowing related to recent announcements will not likely be evident until late this summer or early fall.
•
A large part of this past month's shortfall appears to be due to some slowing in the rebound from the pandemic. The strongest job growth has been in relatively lower paying industries that require a high degree of customer contact, such as restaurants, bars and hotels; or jobs where workers work in close proximity to one another, such as administrative services and other services.
•
The leisure & hospitality sector, which gained an average of more than 40,000 jobs a month from February 2021 to April 2022, has added an average of just 3,600 jobs over the past two months. Moreover, hiring in the arts, entertainment & recreation—a category that includes amusement parks—has seen employment decline for the past three months. We suspect this drop is a seasonal quirk. Hiring ramped up earlier this year and there was less seasonal hiring than usual this late this spring and early summer, which resulted in a seasonally adjusted drop. On a non-seasonally adjusted basis, employment in the arts, entertainment & recreation sector is up 20% year-over-year, while hiring at amusement parks is up 18.4%.
•
The slowdown in California's tech sector is harder to explain away. The sum of employment in professional, technical & scientific services and information services is a fairly good proxy for tech employment. Tech payrolls, by this measure, added just 5,800 jobs in June, which is the smallest increase in five months. We expect growth to slow further during the next year to 18 months, during which we expect the overall economy to endure a modest-to-average recession.
•
The number of Californians that reported they were employed in June rose by 75,000, which is down slightly from the average gain 123,700 through the first five months of this year. The stronger household employment data are likely capturing the rebound in contract workers and gig workers, which are both more prevalent in California than they are nationwide.
•
With the household survey showing the number of employed rising slightly faster than the labor force, California's unemployment rate continued to edge lower in June, declining 0.1 percentage point to 4.2%.

Key performance indicators

Key performance indicators as of and for the six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$63,056	$72,548
Secured loans principal – average daily balance	$61,281	$74,611

Interest income	$2,606	$3,639
Portfolio interest rate(1)	8.6%	8.9%
Effective yield rate(2)	8.5%	9.8%

Line of credit – end of period	$10,000	$8,600
Line of credit – average daily balance(3)	$6,882	$5,613

Mortgages payable – end of period	$1,453	$2,449
Mortgages payable – average daily balance (4)	$1,453	$2,449

Interest expense
Line of credit	$196	$167
Mortgages payable	$30	$51

Provision for (recovery of) loan losses	$—	$(1)

Operations expense	$1,645	$2,032

Net income	$842	$1,426
Percent(5)(6)	2.5%	3.6%

Limited partners’ capital – end of period	$63,206	$76,087
Limited partners’ capital – average balance	$66,370	$79,493
Limited partners’ capital – withdrawals(7)	$6,586	$7,543

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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidations as of June 30, 2022 were approximately $18,201,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of June 30, 2021 were approximately $27,029,000.

Key performance indicators as of and for the three months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$63,056	$72,548
Secured loans principal – average daily balance	$61,772	$74,977

Interest income	$1,286	$1,997
Portfolio interest rate(1)	8.5%	8.9%
Effective yield rate(2)	8.3%	10.7%

Line of credit – end of period	$10,000	$8,600
Line of credit – average daily balance(3)	$9,971	$7,411

Mortgages payable – end of period	$1,453	$2,449
Mortgages payable – average daily balance (4)	$1,453	$2,449

Interest expense
Line of credit	$136	$106
Mortgages payable	$15	$26

Provision for (recovery of) loan losses	$—	$—

Operations expense	$746	$1,072

Net income	$492	$824
Percent(5)(6)	3.0%	4.2%

Limited partners’ capital – end of period	$63,206	$76,087
Limited partners’ capital – average balance	$64,777	$77,745
Limited partners’ capital – withdrawals(7)	$3,341	$3,737

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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidations as of June 30, 2022 were approximately $18,201,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of June 30, 2021 were approximately $27,029,000.

Secured loans

The June 30, 2022 secured loans principal of approximately $63.1 million, was a reduction of 13.1% ($9.5 million) compared to June 30, 2021 secured loans principal of approximately $72.5 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing partner withdrawals although this may be offset in part by utilizing the Line of Credit to fund future loans.

At June 30, 2022, limited partners’ capital-end of period of approximately $63.2 million was a reduction of 17.0% ($12.9 million) compared to the June 30, 2021 limited partners’ capital-end of period of approximately $76.1 million, primarily due to limited partner capital withdrawals, partially offset by net income retained in the capital accounts of partners not electing periodic distribution of net income. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for detailed presentations on withdrawals of limited partners’ capital.

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

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at June 30, 2022 was 56.0%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.0% in the property, and we as lenders have loaned in the aggregate 56.0% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at June 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$11,742	18.6%	$—	0.0%	$11,742	18.6%
40-49%	2,975	4.7	—	0.0	2,975	4.7
50-59%	8,601	13.6	—	0.0	8,601	13.6
60-69%	23,930	38.0	1,944	3.1	25,874	41.1
Subtotal <70%	47,248	74.9	1,944	3.1	49,192	78.0

70-79%	13,864	22.0	—	0.0	13,864	22.0
Subtotal <80%	61,112	96.9	1,944	3.1	63,056	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$61,112	96.9%	$1,944	3.1%	$63,056	100.0%

(1)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at June 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	401	0.6%	$—	0.0%	401	0.6%
40-49%	910	1.4	—	0.0	910	1.4
50-59%	2,480	3.9	—	0.0	2,480	3.9
60-69%	12,683	20.1	—	0.0	12,683	20.1
Subtotal <70%	16,474	26.0	—	0.0	16,474	26.0

70-79%	4,056	6.4	—	0.0	4,056	6.4
Subtotal <80%	20,530	32.4	—	0.0	20,530	32.4

≥80%	—	0.0	—	0.0	—	0.0

Total	$20,530	32.4%	$—	0.0%	$20,530	32.4%

(2)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at June 30, 2022, totaled approximately $8.6 million of which $8.2 million was principal, and approximately $442,000 was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

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

Performance overview/net income 2022 v. 2021

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 2.5% and 3.6% for the six months ended June 30, 2022 and 2021, respectively. Net income decreased approximately $584,000 (41.0%) for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to the reduction in net interest income of approximately $1,041,000 (30.4%) which was partially offset by a decrease in operations expense of approximately $387,000 (19.0%).

Analysis and discussion of income from operations 2022 v. 2021 (six months ended)

Significant changes to net income for the six months ended June 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Six months ended
June 30, 2022	$2,380	$—	$1,645	$842
June 30, 2021	3,421	(1)	2,032	1,426
Change	$(1,041)	$1	$(387)	$(584)

Change
Decrease secured loans principal - average daily balance	(567)	—	(100)	(467)
Effective yield rate	(466)	—	—	(466)
Amortization of debt issuance costs	6	—	—	6
Interest on line of credit and promissory note from related party	(35)	—	—	(35)
Interest on mortgages payable assumed at foreclosure	21	—	—	21
Decrease limited partners' capital - average balance	—	—	(57)	57
Increase in allocable expenses from the manager	—	—	17	(17)
Legal, audit and consulting	—	—	(24)	24
Tax compliance cost efficiency	—	—	(7)	7
Timing of services rendered	—	—	(4)	4
REO sales, net	—	—	79	(79)
REO holding costs	—	—	15	(15)
REO valuation adjustments	—	—	(294)	294
Late fees	—	—	—	(10)
Gain on sale, loans	—	—	—	81
Other	—	1	(12)	11
Change	$(1,041)	$1	$(387)	$(584)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $1,041,000 (30.4%) for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in net interest income is due primarily to a decrease in interest income of approximately $1,033,000 (28.4%) resulting from the decrease in the secured loans principal – average daily balance of approximately $13.3 million (17.9%) and an increase in interest expense of approximately $8,000 (3.7%) due to an increase in the balance of line of credit offset by a decrease in amortized debt issuance costs. The line of credit - average daily balance for the six months ended June 30, 2022 was $6,882,000 and for the six months ended June 30, 2021 was $5,613,000, an increase of approximately $1,269,000 (22.6%).

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions to the allowance for loan losses and no charge-offs to the provision for loan losses during the six months ended June 30, 2022 and 2021. There were no recoveries during the six months ended June 30, 2022. In the six months ended June 30, 2021, an insignificant recovery was recognized on a loan.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional	REO,
	fees	fees	RMC	services	net	Other	Total
Six months ended
June 30, 2022	$460	127	339	558	142	19	$1,645
June 30, 2021	560	152	354	593	342	31	2,032
Change	$(100)	(25)	(15)	(35)	(200)	(12)	$(387)

Change
Decrease secured loans principal - average daily balance	(100)	—	—	—	—	—	(100)
Decrease limited partners' capital - average balance	—	(25)	(32)	—	—	—	(57)
Increase in allocable expenses from the manager	—	—	17	—	—	—	17
Legal, audit and consulting	—	—	—	(24)	—	—	(24)
Tax compliance cost efficiency	—	—	—	(7)	—	—	(7)
Timing of services rendered	—	—	—	(4)	—	—	(4)
REO sales, net	—	—	—	—	79	—	79
REO holding costs	—	—	—	—	15	—	15
REO valuation adjustments	—	—	—	—	(294)	—	(294)
Other	—	—	—	—	—	(12)	(12)
Change	$(100)	(25)	(15)	(35)	(200)	(12)	$(387)

Mortgage servicing fees

The decrease in mortgage servicing fees for the six months ended June 30, 2022 as compared to the same period in 2021, was due to the decrease in the secured loans principal – average daily balance to approximately $61.3 million from approximately $74.6 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the six months ended June 30, 2022, as compared to the same period in 2021, was due to the decrease in limited partners’ capital – average balance to approximately $66.4 million from $79.5 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The decrease in costs from RMC of approximately $15,000 for the six months ended June 30, 2022 as compared to the same period in 2021 was due to a decrease in partnership's limited partners' capital as a percent of the total capital of the related mortgage funds managed by RMC of approximately $32,000 which was offset by an increase in cost reimbursements accrued by RMI VIII for costs incurred by RMC in June 2022 to be billed and paid in July 2022 of approximately $17,000.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $35,000 for the six months ended June 30, 2022 compared to the same period in 2021 was due primarily to a reduction in legal and audit fees and a reduction in tax compliance costs as a result of process efficiency implemented in 2021 and timing of services rendered.

REO, net

The June 30, 2022, REO balance was approximately $8.3 million compared to the June 30, 2021 balance of approximately $8.5 million.

In the six months ended June 30, 2021, the valuation allowance adjustment on REO properties was increased by $294,000 based on pending sales data on transactions expected in the second half of 2021. There were no valuation allowance adjustments on REO properties in the six months ended June 30, 2022.

There were no REO sales or acquisitions in the six months ended June 30, 2022 and 2021. A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016. The borrower paid in full in June 2021, and the previously deferred gain of $79,000 was recognized upon payment.

Holding costs, net of other income includes month-to-month rents received of approximately $9,000 and $44,000 for the six months ended June 30, 2022 and 2021, respectively for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county. The increase in holding costs, net of other income when comparing the six months ended June 30, 2022 to the six months ended June 30, 2021 is due to a decrease in rental income of approximately $35,000 primarily as a result of the sale of the homes in Fresno County which was offset by a decrease in REO operating expenses of approximately $20,000.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Analysis and discussion of income from operations 2022 v. 2021 (three months ended)

Significant changes to net income for the three months ended June 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Three months ended
June 30, 2022	$1,135	—	746	$492
June 30, 2021	1,865	—	1,072	824
Change	$(730)	—	(326)	$(332)

Change
Decrease secured loans principal - average daily balance	(266)	—	(46)	(220)
Effective yield rate	(445)	—	—	(445)
Amortization of debt issuance costs	6	—	—	6
Interest on line of credit and promissory note from related party	(36)	—	—	(36)
Interest on mortgages payable assumed at foreclosure	11	—	—	11
Decrease limited partners' capital - average balance	—	—	(30)	30
Increase in allocable expenses from the manager	—	—	1	(1)
Legal, audit and consulting	—	—	(19)	19
Timing of services rendered	—	—	(4)	4
REO sales, net	—	—	79	(79)
REO holding costs	—	—	(1)	1
REO valuation adjustments	—	—	(294)	294
Late fees	—	—	—	(9)
Gain on sale, loans	—	—	—	81
Other	—	—	(12)	12
Change	$(730)	—	(326)	$(332)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $730,000 (39.1%) for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in net interest income is due to a decrease in interest income of approximately $711,000 (35.6%) resulting from the decrease in the secured loans principal – average daily balance of approximately $13.2 million (17.6%) and an increase in interest expense of approximately $19,000 (14.4%) due to an increase in the line of credit offset by a decrease in amortized debt issuance costs. The line of credit - average daily balance for the three months ended June 30, 2022 was $9,971,000 and for the three months ended June 30, 2021 was $7,411,000, an increase of approximately $2,560,000 (34.5%).

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions to the allowance for loan losses and no charge-offs to the provision for loan losses during the three months ended June 30, 2022 or 2021.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional
	fees	fees	RMC	services	REO, net	Other	Total
Three months ended
June 30, 2022	$237	62	164	207	58	18	$746
June 30, 2021	283	75	180	232	274	28	1,072
Change	$(46)	(13)	(16)	(25)	(216)	(10)	$(326)

Change
Decrease secured loans principal - average daily balance	(46)	—	—	—	—	—	(46)
Decrease limited partners' capital - average balance	—	(13)	(17)	—	—	—	(30)
Increase in allocable expenses from the manager	—	—	1	—	—	—	1
Legal, audit and consulting	—	—	—	(19)	—	—	(19)
Timing of services rendered	—	—	—	(4)	—	—	(4)
REO sales, net	—	—	—	—	79	—	79
REO holding costs	—	—	—	—	(1)	—	(1)
REO valuation adjustments	—	—	—	—	(294)	—	(294)
Other	—	—	—	(2)	—	(10)	(12)
Change	$(46)	(13)	(16)	(25)	(216)	(10)	$(326)

Mortgage servicing fees

The decrease in mortgage servicing fees for the three months ended June 30, 2022 as compared to the same period in 2021, was due to the decrease in the secured loans principal – average daily balance to approximately $61.8 million from approximately $75.0 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the three months ended June 30, 2022, as compared to the same period in 2021, was due to the decrease in limited partners’ capital – average balance to approximately $64.8 million from $77.7 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The decrease in costs from RMC of approximately $16,000 for the three months ended June 30, 2022 as compared to the same period in 2021 was due to a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC of approximately $17,000 which was offset by an increase in cost reimbursements accrued by RMI VIII for costs incurred by RMC in June 2022 to be billed and paid in July 2022 of approximately $1,000.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $25,000 for the three months ended June 30, 2022 compared to the same period in 2021 was due primarily to a reduction in legal and audit fees and a reduction in tax compliance costs as a result of timing of services rendered.

REO, net

The June 30, 2022, REO balance was approximately $8.3 million compared to the June 30, 2021 balance of approximately $8.5 million.

In the three months ended June 30, 2021, the valuation allowance adjustment on REO properties was $294,000 based on pending sales data on transactions expected in the second half of 2021. There were no valuation allowance adjustments on REO properties in the three months ended June 30, 2022.

There were no REO sales or acquisitions in the three months ended June 30, 2022 and 2021, A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016. The borrower paid in full in June 2021, and the previously deferred gain of $79,000 was recognized upon payment.

Holding costs, net of other income includes month-to-month rents received of approximately $7,000 and $27,000 for the three months ended June 30, 2022 and 2021, respectively, for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco county. The decrease in holding costs, net of other income when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 is due to a decrease in REO operating expenses of approximately $21,000 which was offset by a decrease in rental income of approximately $20,000 primarily as a result of the sale of the homes in Fresno County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Six Months Ended June 30,
	2022	2021
Limited partners’ capital
Withdrawals, net of early withdrawal fees	$(6,510)	$(7,462)
Early withdrawal penalties	(76)	—
Distributions	(596)	(773)
Cash used in limited partners' capital	(7,182)	(8,235)

Borrowings
Line of credit advances, net	10,000	6,147
Interest paid	(143)	(127)
Debt issuance costs paid - line of credit	(57)	—
Promissory note received from related party	1,000	—
Promissory note repaid to related party	(1,000)	—
Cash provided by borrowings	9,800	6,020

Loan earnings and payments
Interest received, net	2,407	3,913
Late fees and other loan income	(99)	102
Loans funded, net	(30,838)	(15,536)
Principal collected	15,866	13,282
Loans transferred from related mortgage fund	—	(1,371)
Loans transferred to related mortgage fund	996	4,672
Loans sold to non-affiliate, net	6,583	485
Advances received from loans	88	39
Cash (used in) provided by loan production	(4,997)	5,586

REO
Holding costs	(44)	(84)
Cash used in REO operations and sales	(44)	(84)

RMC payments - formation loan	334	227

Operations expense, excluding REO holding costs	(1,493)	(1,583)

Net (decrease) increase in cash	$(3,582)	$1,931
Cash, end of period	$321	$2,295

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three and six months ended June 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Withdrawals	2022	2021	2022	2021
Without penalty	$2,952	$3,309	$5,842	$6,737
With penalty	389	428	744	806
Total	$3,341	$3,737	$6,586	$7,543

Scheduled, at June 30,	$18,201	$27,029	$18,201	$27,029

Scheduled withdrawals of limited partners’ capital in periods as of and after June 30, 2022 are presented in the following table ($ in thousands).

2022	$4,936
2023	6,833
2024	3,881
2025	1,710
2026	697
Thereafter	144
Total	$18,201

Scheduled withdrawals of limited partners’ capital of approximately $411,000 are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2,449,000. In August 2021, the partnership paid in-full the outstanding principal balance of $996,000 due on one of the mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for details on the remaining mortgage payable outstanding as of June 30, 2022, which presentation is incorporated by this reference into this Item 2.

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

Contractual obligations, other than withdrawals of limited partners' capital

At June 30, 2022, the partnership had no construction or rehabilitation loans outstanding, and no other contractual obligations other than redemptions of members capital.

At June 30, 2022, RMI VIII had no off-balance sheet arrangements. Such arrangements are not permitted by the Partnership Agreement.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2022, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance.

Item 1A. Risk Factors

Not included because the partnership is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended June 30, 2022 were approximately $3,341,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

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

REDWOOD MORTGAGE INVESTORS VIII, a California Limited Partnership
(Registrant)

Date: August 15, 2022	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 15, 2022	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner